Form 10-Q
period 2019-06-30
TFS Financial CORP
filed 2019-08-07
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of August 5, 2019, there were 279,980,695 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.1% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

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

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	June 30, 2019	September 30, 2018
ASSETS
Cash and due from banks	$28,749	$29,056
Interest-earning cash equivalents	242,599	240,719
Cash and cash equivalents	271,348	269,775
Investment securities available for sale (amortized cost $566,228 and $549,211, respectively)	564,945	531,965
Mortgage loans held for sale, at lower of cost or market (none measured at fair value)	2,635	659
Loans held for investment, net:
Mortgage loans	13,023,209	12,872,125
Other consumer loans	2,878	3,021
Deferred loan expenses, net	41,724	38,566
Allowance for loan losses	(39,313)	(42,418)
Loans, net	13,028,498	12,871,294
Mortgage loan servicing rights, net	8,289	8,840
Federal Home Loan Bank stock, at cost	99,647	93,544
Real estate owned	2,120	2,794
Premises, equipment, and software, net	61,916	63,399
Accrued interest receivable	40,998	38,696
Bank owned life insurance contracts	215,909	212,021
Other assets	75,434	44,344
TOTAL ASSETS	$14,371,739	$14,137,331
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,714,469	$8,491,583
Borrowed funds	3,833,600	3,721,699
Borrowers’ advances for insurance and taxes	57,531	103,005
Principal, interest, and related escrow owed on loans serviced	19,180	31,490
Accrued expenses and other liabilities	36,477	31,150
Total liabilities	12,661,257	12,378,927
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 279,989,323 and 280,311,070 outstanding at June 30, 2019 and September 30, 2018, respectively	3,323	3,323
Paid-in capital	1,731,329	1,726,992
Treasury stock, at cost; 52,329,427 and 52,007,680 shares at June 30, 2019 and September 30, 2018, respectively	(762,200)	(754,272)
Unallocated ESOP shares	(45,501)	(48,751)
Retained earnings—substantially restricted	829,508	807,890
Accumulated other comprehensive income (loss)	(45,977)	23,222
Total shareholders’ equity	1,710,482	1,758,404
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,371,739	$14,137,331
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$115,129	$105,956	$341,926	$313,821
Investment securities available for sale	3,389	2,891	10,007	8,239
Other interest and dividend earning assets	2,525	2,271	7,841	6,467
Total interest and dividend income	121,043	111,118	359,774	328,527
INTEREST EXPENSE:
Deposits	37,159	26,310	104,998	72,934
Borrowed funds	18,366	14,535	53,685	43,634
Total interest expense	55,525	40,845	158,683	116,568
NET INTEREST INCOME	65,518	70,273	201,091	211,959
PROVISION (CREDIT) FOR LOAN LOSSES	(2,000)	(2,000)	(8,000)	(9,000)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	67,518	72,273	209,091	220,959
NON-INTEREST INCOME:
Fees and service charges, net of amortization	1,773	2,018	5,344	5,577
Net gain on the sale of loans	543	2,529	1,105	3,072
Increase in and death benefits from bank owned life insurance contracts	1,703	1,538	5,124	4,601
Other	1,064	1,106	3,092	3,401
Total non-interest income	5,083	7,191	14,665	16,651
NON-INTEREST EXPENSE:
Salaries and employee benefits	26,149	27,199	77,665	76,509
Marketing services	6,063	5,284	17,579	16,338
Office property, equipment and software	6,806	7,135	20,053	20,514
Federal insurance premium and assessments	2,669	2,800	7,805	8,526
State franchise tax	1,265	1,176	3,809	3,586
Other expenses	6,916	7,835	21,664	21,420
Total non-interest expense	49,868	51,429	148,575	146,893
INCOME BEFORE INCOME TAXES	22,733	28,035	75,181	90,717
INCOME TAX EXPENSE	4,476	7,160	16,461	26,915
NET INCOME	$18,257	$20,875	$58,720	$63,802
Earnings per share - basic and diluted	$0.06	$0.07	$0.21	$0.23
Weighted average shares outstanding
Basic	275,384,635	275,468,237	275,373,426	275,647,589
Diluted	277,398,486	277,200,873	277,269,555	277,346,709

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$18,257	$20,875	$58,720	$63,802
Other comprehensive income (loss), net of tax:
Net change in unrealized loss on securities available for sale	4,133	(1,301)	12,611	(7,560)
Net change in cash flow hedges	(36,844)	5,675	(82,602)	33,487
Change in pension obligation	264	316	792	910
Total other comprehensive income (loss)	(32,447)	4,690	(69,199)	26,837
Total comprehensive income	$(14,190)	$25,565	$(10,479)	$90,639
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended June 30, 2018
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2018	$3,323	$1,723,254	$(746,645)	$(50,917)	$786,167	$14,613	$1,729,795
Net income	—	—	—	—	20,875	—	20,875
Other comprehensive income, net of tax	—	—	—	—	—	4,690	4,690
ESOP shares allocated or committed to be released	—	591	—	1,083	—	—	1,674
Compensation costs for equity incentive plans	—	1,104	—	—	—	—	1,104
Purchase of treasury stock (255,911 shares)	—	—	(3,960)	—	—	—	(3,960)
Treasury stock allocated to equity incentive plan	—	100	(568)	—	—	—	(468)
Dividends paid to common shareholders ($0.17 per common share)	—	—	—	—	(8,416)	—	(8,416)
Balance at June 30, 2018	$3,323	$1,725,049	$(751,173)	$(49,834)	$798,626	$19,303	$1,745,294

	For the Three Months Ended June 30, 2019
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2019	$3,323	$1,729,499	$(760,367)	$(46,584)	$823,644	$(13,530)	$1,735,985
Net income	—	—	—	—	18,257	—	18,257
Other comprehensive income (loss), net of tax	—	—	—	—	—	(32,447)	(32,447)
ESOP shares allocated or committed to be released	—	766	—	1,083	—	—	1,849
Compensation costs for equity incentive plans	—	1,116	—	—	—	—	1,116
Purchase of treasury stock (102,900 shares)	—	—	(1,707)	—	—	—	(1,707)
Treasury stock allocated to equity incentive plan	—	(52)	(126)	—	—	—	(178)
Dividends paid to common shareholders ($0.25 per common share)	—	—	—	—	(12,393)	—	(12,393)
Balance at June 30, 2019	$3,323	$1,731,329	$(762,200)	$(45,501)	$829,508	$(45,977)	$1,710,482

	For the Nine Months Ended June 30, 2018
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2017	$3,323	$1,722,672	$(735,530)	$(53,084)	$760,070	$(7,492)	$1,689,959
Net income	—	—	—	—	63,802	—	63,802
Other comprehensive income, net of tax	—	—	—	—	42	26,795	26,837
ESOP shares allocated or committed to be released	—	1,697	—	3,250	—	—	4,947
Compensation costs for equity incentive plans	—	3,629	—	—	—	—	3,629
Purchase of treasury stock (1,113,911 shares)	—	—	(16,994)	—	—	—	(16,994)
Treasury stock allocated to equity incentive plan	—	(2,949)	1,351	—	—	—	(1,598)
Dividends paid to common shareholders ($0.51 per common share)	—	—	—	—	(25,288)	—	(25,288)
Balance at June 30, 2018	$3,323	$1,725,049	$(751,173)	$(49,834)	$798,626	$19,303	$1,745,294

	For the Nine Months Ended June 30, 2019
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2018	$3,323	$1,726,992	$(754,272)	$(48,751)	$807,890	$23,222	$1,758,404
Net income	—	—	—	—	58,720	—	58,720
Other comprehensive income (loss), net of tax	—	—	—	—	—	(69,199)	(69,199)
ESOP shares allocated or committed to be released	—	2,076	—	3,250	—	—	5,326
Compensation costs for equity incentive plans	—	3,343	—	—	—	—	3,343
Purchase of treasury stock (491,400 shares)	—	—	(7,915)	—	—	—	(7,915)
Treasury stock allocated to equity incentive plan	—	(1,082)	(13)	—	—	—	(1,095)
Dividends paid to common shareholders ($0.75 per common share)	—	—	—	—	(37,102)	—	(37,102)
Balance at June 30, 2019	$3,323	$1,731,329	$(762,200)	$(45,501)	$829,508	$(45,977)	$1,710,482
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Nine Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,720	$63,802
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	8,669	8,576
Depreciation and amortization	16,773	19,517
Deferred income taxes	514	4,565
Provision (credit) for loan losses	(8,000)	(9,000)
Net gain on the sale of loans	(1,105)	(3,072)
Other net losses	192	411
Principal repayments on and proceeds from sales of loans held for sale	29,786	15,697
Loans originated for sale	(31,550)	(17,032)
Increase in bank owned life insurance contracts	(4,619)	(4,590)
Net increase in interest receivable and other assets	(3,102)	(4,774)
Net increase (decrease) in accrued expenses and other liabilities	6,353	(6,029)
Net cash provided by operating activities	72,631	68,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,166,159)	(2,473,615)
Principal repayments on loans	1,950,189	1,861,161
Proceeds from principal repayments and maturities of:
Securities available for sale	101,867	102,843
Proceeds from sale of:
Loans	55,710	356,350
Real estate owned	3,239	5,500
Purchases of:
FHLB stock	(6,103)	(3,554)
Securities available for sale	(121,752)	(121,113)
Premises and equipment	(2,888)	(6,716)
Other	369	—
Net cash used in investing activities	(185,528)	(279,144)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	222,886	256,663
Net decrease in borrowers' advances for insurance and taxes	(45,474)	(39,950)
Net decrease in principal and interest owed on loans serviced	(12,310)	(13,078)
Net increase in short-term borrowed funds	411,308	173,557
Proceeds from long-term borrowed funds	—	15,088
Repayment of long-term borrowed funds	(299,407)	(195,261)
Cash collateral/settlements received from (provided to) derivative counterparties (1)	(116,396)	48,265
Purchase of treasury shares	(7,940)	(16,996)
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(1,095)	(1,598)
Dividends paid to common shareholders	(37,102)	(25,288)
Net cash provided by financing activities	114,470	201,402
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,573	(9,671)
CASH AND CASH EQUIVALENTS—Beginning of period	269,775	268,218
CASH AND CASH EQUIVALENTS—End of period	$271,348	$258,547
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$103,999	$71,507
Cash paid for interest on borrowed funds	59,468	42,850
Cash paid for income taxes	9,686	25,092
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	2,925	3,414
Transfer of loans from held for sale to held for investment	—	149
Transfer of loans from held for investment to held for sale	55,364	356,562
Treasury stock issued for stock benefit plans	1,121	2,949
(1) In accordance with ASC 230-10-45-27, cash flows from derivative instruments may be classified in the same category as items hedged. For the nine months ended June 30, 2018, $48,265 of cash collateral and settlement payments received from derivative counterparties were reclassified from Operating to Financing Activities to conform to this presentation.
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of June 30, 2019, approximately 81% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at June 30, 2019, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
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
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted and performance stock units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At June 30, 2019 and 2018, respectively, the ESOP held 4,550,066 and 4,983,406 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended June 30,
	2019			2018
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$18,257			$20,875
Less: income allocated to restricted stock units	362			287
Basic earnings per share:
Income available to common shareholders	$17,895	275,384,635	$0.06	$20,588	275,468,237	$0.07
Diluted earnings per share:
Effect of dilutive potential common shares		2,013,851			1,732,636
Income available to common shareholders	$17,895	277,398,486	$0.06	$20,588	277,200,873	$0.07

	For the Nine Months Ended June 30,
	2019			2018
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$58,720			$63,802
Less: income allocated to restricted stock units	1,124			829
Basic earnings per share:
Income available to common shareholders	$57,596	275,373,426	$0.21	$62,973	275,647,589	$0.23
Diluted earnings per share:
Effect of dilutive potential common shares		1,896,129			1,699,120
Income available to common shareholders	$57,596	277,269,555	$0.21	$62,973	277,346,709	$0.23

The following is a summary of outstanding stock options and restricted and performance stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Options to purchase shares	710,100	2,111,540	710,100	2,148,840
Restricted and performance stock units	—	—	—	11,001

3.INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$554,854	$2,206	$(3,742)	$553,318
Fannie Mae certificates	7,377	252	—	7,629
U.S. government and agency obligations	3,997	1	—	3,998
Total	$566,228	$2,459	$(3,742)	$564,945

	September 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$537,330	$7	$(17,338)	$519,999
Fannie Mae certificates	7,906	237	(145)	7,998
U.S. government and agency obligations	3,975	—	(7)	3,968
Total	$549,211	$244	$(17,490)	$531,965

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at June 30, 2019 and September 30, 2018, were as follows:

	June 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$19,317	$23	$340,121	$3,719	$359,438	$3,742

	September 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$113,111	$1,799	$400,558	$15,539	$513,669	$17,338
Fannie Mae certificates	—	—	4,337	145	4,337	145
U.S. government and agency obligations	3,968	7	—	—	3,968	7
Total	$117,079	$1,806	$404,895	$15,684	$521,974	$17,490

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
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired. At June 30, 2019, the amortized cost and fair value of U.S. government obligations, categorized as due in less than one year are $3,997 and $3,998, respectively.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	June 30, 2019	September 30, 2018
Real estate loans:
Residential Core	$10,826,777	$10,930,811
Residential Home Today	87,785	94,933
Home equity loans and lines of credit	2,085,853	1,818,918
Construction	47,650	64,012
Real estate loans	13,048,065	12,908,674
Other consumer loans	2,878	3,021
Add (deduct):
Deferred loan expenses, net	41,724	38,566
Loans in process ("LIP")	(24,856)	(36,549)
Allowance for loan losses	(39,313)	(42,418)
Loans held for investment, net	$13,028,498	$12,871,294
At June 30, 2019 and September 30, 2018, respectively, $2,635 and $659 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of June 30, 2019 and September 30, 2018, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio was 57% and 56% respectively, and the percentage held in Florida was 16% as of both dates. As of June 30, 2019 and September 30, 2018, home equity loans and lines of credit were concentrated in Ohio (32% and 36%), Florida (19% and 20%), and California (16% and 15%).
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers and most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after September 30, 2016. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contained the same features as loans offered to our Residential Core borrowers. Borrowers with a Home Today loan completed financial management education and counseling and were referred to the Association by a sponsoring organization with which the Association partnered as part of the program. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the Residential Core portfolio. As of June 30, 2019 and September 30, 2018, the principal balance of Home Today loans originated prior to March 27, 2009 was $84,604 and $91,805, respectively. Since loans are no longer originated under the Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of customers and the communities served, since fiscal 2016 the Association has offered Fannie Mae eligible, Home Ready loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While the Association retains the servicing to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a LTV ratio greater than 100%, or pay-option adjustable-rate mortgages.

An aging analysis of the recorded investment in loan receivables that are past due at June 30, 2019 and September 30, 2018 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
June 30, 2019
Real estate loans:
Residential Core	$5,139	$1,908	$10,881	$17,928	$10,824,632	$10,842,560
Residential Home Today	2,874	1,498	3,309	7,681	79,788	87,469
Home equity loans and lines of credit	3,844	1,450	6,773	12,067	2,100,315	2,112,382
Construction	—	—	—	—	22,522	22,522
Total real estate loans	11,857	4,856	20,963	37,676	13,027,257	13,064,933
Other consumer loans	—	—	—	—	2,878	2,878
Total	$11,857	$4,856	$20,963	$37,676	$13,030,135	$13,067,811

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2018
Real estate loans:
Residential Core	$7,539	$2,335	$10,807	$20,681	$10,926,294	$10,946,975
Residential Home Today	2,787	1,765	3,814	8,366	86,383	94,749
Home equity loans and lines of credit	4,152	2,315	5,933	12,400	1,829,427	1,841,827
Construction	—	—	—	—	27,140	27,140
Total real estate loans	14,478	6,415	20,554	41,447	12,869,244	12,910,691
Other consumer loans	—	—	—	—	3,021	3,021
Total	$14,478	$6,415	$20,554	$41,447	$12,872,265	$12,913,712

At June 30, 2019 and September 30, 2018, real estate loans include $8,923 and $8,501, respectively, of loans that were in the process of foreclosure.
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

	June 30, 2019	September 30, 2018
Real estate loans:
Residential Core	$38,696	$41,628
Residential Home Today	13,085	14,641
Home equity loans and lines of credit	22,055	21,483
Total non-accrual loans	73,836	77,752

At June 30, 2019 and September 30, 2018, respectively, the recorded investment in non-accrual loans includes $52,874 and $57,197, which are performing according to the terms of their agreement, of which $26,410 and $29,439 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
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
The recorded investment in loan receivables at June 30, 2019 and September 30, 2018 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	June 30, 2019			September 30, 2018
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$89,147	$10,753,413	$10,842,560	$91,360	$10,855,615	$10,946,975
Residential Home Today	38,213	49,256	87,469	41,523	53,226	94,749
Home equity loans and lines of credit	48,141	2,064,241	2,112,382	47,911	1,793,916	1,841,827
Construction	—	22,522	22,522	—	27,140	27,140
Total real estate loans	175,501	12,889,432	13,064,933	180,794	12,729,897	12,910,691
Other consumer loans	—	2,878	2,878	—	3,021	3,021
Total	$175,501	$12,892,310	$13,067,811	$180,794	$12,732,918	$12,913,712

An analysis of the allowance for loan losses at June 30, 2019 and September 30, 2018 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	June 30, 2019			September 30, 2018
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$6,799	$11,921	$18,720	$6,934	$11,354	$18,288
Residential Home Today	2,435	943	3,378	2,139	1,065	3,204
Home equity loans and lines of credit	3,667	13,544	17,211	3,014	17,907	20,921
Construction	—	4	4	—	5	5
Total real estate loans	$12,901	$26,412	$39,313	$12,087	$30,331	$42,418

At June 30, 2019 and September 30, 2018, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off, if applicable.

Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At June 30, 2019 and September 30, 2018, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, were $12,648 and $12,002; and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $253 and $85.
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains adjustable-rate mortgage loans whereby the interest rate is locked initially for mainly three or five years then resets annually, subject to various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial one, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates. The principal amount of loans in the portfolio that are adjustable-rate mortgage loans was $5,086,776 and $5,166,282 at June 30, 2019 and September 30, 2018, respectively.
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At June 30, 2019 and September 30, 2018, respectively, approximately 15% and 18% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 74.5%. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by PMIC as of June 30, 2019 and September 30, 2018, respectively, was $29,669 and $39,367, of which $27,259 and $36,075 was current. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of June 30, 2019 and September 30, 2018, respectively, was $18,182 and $20,912, of which $18,022 and $20,792 was current. As of June 30, 2019, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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
Other consumer loans are comprised of loans secured by certificate of deposit accounts, which are fully recoverable in the event of non-payment, and forgivable down payment assistance loans, which are unsecured loans used as down payment assistance to borrowers qualified through partner housing agencies. The Company records a liability for the loans which are forgiven in equal increments over a pre-determined term, subject to residency requirements.
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

The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of June 30, 2019 and September 30, 2018 are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees and expenses.

	June 30, 2019			September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$50,735	$67,958	$—	$53,656	$69,516	$—
Residential Home Today	13,917	38,919	—	16,006	35,532	—
Home equity loans and lines of credit	20,366	25,733	—	22,423	28,504	—
Total	$85,018	$132,610	$—	$92,085	$133,552	$—
With an IVA recorded:
Residential Core	$38,412	$38,479	$6,799	$37,704	$37,774	$6,934
Residential Home Today	24,296	24,258	2,435	25,517	25,492	2,139
Home equity loans and lines of credit	27,775	27,800	3,667	25,488	25,519	3,014
Total	$90,483	$90,537	$12,901	$88,709	$88,785	$12,087
Total impaired loans:
Residential Core	$89,147	$106,437	$6,799	$91,360	$107,290	$6,934
Residential Home Today	38,213	63,177	2,435	41,523	61,024	2,139
Home equity loans and lines of credit	48,141	53,533	3,667	47,911	54,023	3,014
Total	$175,501	$223,147	12,901	$180,794	$222,337	$12,087

At June 30, 2019 and September 30, 2018, respectively, the recorded investment in impaired loans includes $160,658 and $165,391 of loans restructured in TDRs of which $10,694 and $10,468 were 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$49,397	$430	$53,559	$609
Residential Home Today	14,487	50	16,927	154
Home equity loans and lines of credit	21,060	118	21,853	117
Total	$84,944	$598	$92,339	$880
With an IVA recorded:
Residential Core	$41,861	$306	$38,952	$313
Residential Home Today	24,378	295	26,830	324
Home equity loans and lines of credit	27,583	168	22,849	150
Total	$93,822	$769	$88,631	$787
Total impaired loans:
Residential Core	$91,258	$736	$92,511	$922
Residential Home Today	38,865	345	43,757	478
Home equity loans and lines of credit	48,643	286	44,702	267
Total	$178,766	$1,367	$180,970	$1,667

	For the Nine Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$52,196	$1,231	$50,348	$2,369
Residential Home Today	14,962	174	17,583	1,126
Home equity loans and lines of credit	21,395	342	20,588	290
Total	$88,553	$1,747	$88,519	$3,785
With an IVA recorded:
Residential Core	$38,058	$1,008	$43,388	$1,268
Residential Home Today	24,907	888	27,307	1,280
Home equity loans and lines of credit	26,632	499	21,899	425
Total	$89,597	$2,395	$92,594	$2,973
Total impaired loans:
Residential Core	$90,254	$2,239	$93,736	$3,637
Residential Home Today	39,869	1,062	44,890	2,406
Home equity loans and lines of credit	48,027	841	42,487	715
Total	$178,150	$4,142	$181,113	$6,758

Interest on loans in non-accrual status is recognized on a cash basis. The amount of interest income on impaired loans recognized using a cash basis method was $343 and $1,082 for the three and nine months ended June 30, 2019 and $565 and $1,773 for the three and nine months ended June 30, 2018. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. Interest income on the remaining impaired loans is recognized on an accrual basis.
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
Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the nine months ended June 30, 2019 and June 30, 2018.
Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Association. The recorded investment in TDRs by category as of June 30, 2019 and September 30, 2018 is shown in the tables below.

June 30, 2019	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$36,953	$24,612	$20,237	$81,802
Residential Home Today	16,809	17,212	3,475	37,496
Home equity loans and lines of credit	34,970	2,886	3,504	41,360
Total	$88,732	$44,710	$27,216	$160,658

September 30, 2018	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$39,265	$23,116	$21,832	$84,213
Residential Home Today	18,243	18,483	3,683	40,409
Home equity loans and lines of credit	33,768	2,563	4,438	40,769
Total	$91,276	$44,162	$29,953	$165,391

TDRs may be restructured more than once. Among other requirements, a subsequent restructuring may be available for a borrower upon the expiration of temporary restructuring terms if the borrower cannot return to regular loan payments. If the borrower is experiencing an income curtailment that temporarily has reduced their capacity to repay, such as loss of employment, reduction of hours, non-paid leave or short-term disability, a temporary restructuring is considered. If the borrower lacks the capacity to repay the loan at the current terms due to a permanent condition, a permanent restructuring is considered. In evaluating the need for a subsequent restructuring, the borrower’s ability to repay is generally assessed utilizing a debt to income and cash flow analysis.
For all loans restructured during the three and nine months ended June 30, 2019 and June 30, 2018 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.

The following tables set forth the recorded investment in TDRs restructured during the periods presented.

	For the Three Months Ended June 30, 2019
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$1,822	$2,334	$174	$4,330
Residential Home Today	109	878	113	1,100
Home equity loans and lines of credit	974	299	81	1,354
Total	$2,905	$3,511	$368	$6,784

	For the Three Months Ended June 30, 2018
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$2,318	$1,591	$633	$4,542
Residential Home Today	277	1,469	154	1,900
Home equity loans and lines of credit	4,226	317	172	4,715
Total	$6,821	$3,377	$959	$11,157

	For the Nine Months Ended June 30, 2019
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$5,521	$4,893	$1,678	$12,092
Residential Home Today	427	2,105	384	2,916
Home equity loans and lines of credit	6,194	933	352	7,479
Total	$12,142	$7,931	$2,414	$22,487

	For the Nine Months Ended June 30, 2018
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$3,433	$3,676	$2,361	$9,470
Residential Home Today	724	2,818	582	4,124
Home equity loans and lines of credit	10,961	915	367	12,243
Total	$15,118	$7,409	$3,310	$25,837

Below summarizes the information on TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended June 30,
	2019		2018
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	11	$1,841	10	$1,234
Residential Home Today	16	604	18	643
Home equity loans and lines of credit	10	861	6	393
Total	37	$3,306	34	$2,270

	For the Nine Months Ended June 30,
	2019		2018
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	15	$2,355	13	$1,815
Residential Home Today	20	767	19	701
Home equity loans and lines of credit	11	890	11	418
Total	46	$4,012	43	$2,934

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

	Pass	Special Mention	Substandard	Loss	Total
June 30, 2019
Real estate loans:
Residential Core	$10,791,432	$4,449	$46,679	$—	$10,842,560
Residential Home Today	73,124	—	14,345	—	87,469
Home equity loans and lines of credit	2,083,851	3,429	25,102	—	2,112,382
Construction	22,522	—	—	—	22,522
Total real estate loans	$12,970,929	$7,878	$86,126	$—	$13,064,933

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2018
Real estate loans:
Residential Core	$10,898,725	$—	$48,250	$—	$10,946,975
Residential Home Today	78,180	—	16,569	—	94,749
Home equity loans and lines of credit	1,813,502	4,216	24,109	—	1,841,827
Construction	27,140	—	—	—	27,140
Total real estate loans	$12,817,547	$4,216	$88,928	$—	$12,910,691

At June 30, 2019 and September 30, 2018, respectively, the recorded investment of impaired loans includes $93,094 and $95,916 of TDRs individually evaluated for impairment that have adequately performed under the terms of the restructuring and are classified as Pass loans. At June 30, 2019 and September 30, 2018, respectively, there were $3,720 and $4,051 of loans classified Substandard and $7,878 and $4,216 of loans designated Special Mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment. Of the $7,878 of loans classified Special Mention at June 30, 2019, $4,449 are residential mortgage loans purchased during the quarter ended December 31, 2018. The purchased loans were current and performing at the time of purchase, but are classified Special Mention due to the absence of mortgage insurance coverage and potentially weaker repayment prospects when compared with the Company's originated residential Core Portfolio.

Other consumer loans are internally assigned a grade of non-performing when they become 90 days or more past due. At June 30, 2019 and September 30, 2018, no consumer loans were graded as non-performing.

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended June 30, 2019
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$19,587	$(865)	$(500)	$498	$18,720
Residential Home Today	3,275	(25)	(257)	385	3,378
Home equity loans and lines of credit	17,420	(1,110)	(760)	1,661	17,211
Construction	4	—	—	—	4
Total real estate loans	$40,286	$(2,000)	$(1,517)	$2,544	$39,313

	For the Three Months Ended June 30, 2018
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$14,080	$4,053	$(156)	$506	$18,483
Residential Home Today	3,740	(709)	(214)	555	3,372
Home equity loans and lines of credit	25,282	(5,344)	(1,176)	2,350	21,112
Construction	4	—	—	—	4
Total real estate loans	$43,106	$(2,000)	$(1,546)	$3,411	$42,971

	For the Nine Months Ended June 30, 2019
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$18,288	$(1)	$(1,042)	$1,475	$18,720
Residential Home Today	3,204	(720)	(583)	1,477	3,378
Home equity loans and lines of credit	20,921	(7,278)	(2,078)	5,646	17,211
Construction	5	(1)	—	—	4
Total real estate loans	$42,418	$(8,000)	$(3,703)	$8,598	$39,313

	For the Nine Months Ended June 30, 2018
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$14,186	$3,154	$(743)	$1,886	$18,483
Residential Home Today	4,508	(1,515)	(1,177)	1,556	3,372
Home equity loans and lines of credit	30,249	(10,638)	(4,331)	5,832	21,112
Construction	5	(1)	—	—	4
Total real estate loans	$48,948	$(9,000)	$(6,251)	$9,274	$42,971

5.	DEPOSITS
Deposit account balances are summarized as follows:

	June 30, 2019	September 30, 2018
Checking accounts	$888,728	$913,525
Savings accounts	1,426,623	1,256,054
Certificates of deposit	6,394,396	6,318,281
	8,709,747	8,487,860
Accrued interest	4,722	3,723
Total deposits	$8,714,469	$8,491,583

Brokered certificates of deposit (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $518,752 at June 30, 2019 and $670,081 at September 30, 2018. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at June 30, 2019 and September 30, 2018, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
Federal Home Loan Bank borrowings at June 30, 2019 are summarized in the table below. The amount and weighted average rates of certain FHLB Advances maturing in 24 months or less reflect the net impact of deferred penalties discussed below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$3,723,797	2.39%
13 to 24 months	60,113	1.91%
25 to 36 months	528	1.49%
37 to 48 months	17,382	2.71%
49 to 60 months	—	—%
Over 60 months	23,663	1.66%
Total FHLB Advances	3,825,483	2.38%
Accrued interest	8,117
Total	$3,833,600

For the periods ending June 30, 2019 and June 30, 2018 net interest expense related to Federal Home Loan Bank short-term borrowings was $44,589 and $30,644, respectively.
Through the use of interest rate swaps discussed in Note 13. Derivative Instruments, $2,400,000 of FHLB advances included in the table above as maturing in 12 months or less, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

	Amount	Swap Adjusted Weighted Average Rate
Effective maturity:
12 months or less	$50,000	1.23%
13 to 24 months	400,000	1.21%
25 to 36 months	825,000	1.79%
37 to 48 months	400,000	2.12%
49 to 60 months	175,000	2.25%
Over 60 months	550,000	2.72%
Total FHLB Advances under swap contracts	$2,400,000	1.99%

During fiscal year 2016, $150,000 fixed-rate FHLB advances with remaining terms of approximately four years were prepaid and replaced with new four- and five-year interest rate swap arrangements. The unamortized deferred repayment penalties of $674 related to the $150,000 of restructuring are being recognized in interest expense over the remaining term of the swap contracts.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	June 30, 2019				June 30, 2018
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(5,146)	$6,156	$(14,540)	$(13,530)	$(10,447)	$42,386	$(17,326)	$14,613
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(7,956) and $1,679	4,133	(34,055)	—	(29,922)	(1,301)	7,266	—	5,965
Amounts reclassified, net of tax expense (benefit) of $(671) and $(413)	—	(2,789)	264	(2,525)	—	(1,591)	316	(1,275)
Other comprehensive income (loss)	4,133	(36,844)	264	(32,447)	(1,301)	5,675	316	4,690
Balance at end of period	$(1,013)	$(30,688)	$(14,276)	$(45,977)	$(11,748)	$48,061	$(17,010)	$19,303

	For the Nine Months Ended				For the Nine Months Ended
	June 30, 2019				June 30, 2018
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Accumulated other comprehensive income (loss) at beginning of period	$(13,624)	$51,914	$(15,068)	$23,222	$(2,915)	$10,249	$(14,826)	$(7,492)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(16,396) and $9,040	12,611	(74,286)	—	(61,675)	(7,560)	34,365	—	26,805
Amounts reclassified, net of tax expense (benefit) of $(2,000) and $64	—	(8,316)	792	(7,524)	—	(878)	910	32
Other comprehensive income (loss)	12,611	(82,602)	792	(69,199)	(7,560)	33,487	910	26,837
Adoption of ASU 2018-02	—	—	—	—	(1,273)	4,325	(3,094)	(42)
Balance at end of period	$(1,013)	$(30,688)	$(14,276)	$(45,977)	$(11,748)	$48,061	$(17,010)	$19,303

The following table presents the reclassification adjustment out of accumulated other comprehensive income included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Line Item in the Statement of Income
	2019	2018	2019	2018
Cash flow hedges:
Interest (income) expense	$(3,530)	$(2,108)	$(10,526)	$(1,164)	Interest expense
Net income tax effect	741	517	2,210	286	Income tax expense
Net of income tax expense (benefit)	(2,789)	(1,591)	(8,316)	(878)

Amortization of pension plan:
Actuarial loss	334	420	1,002	1,259	(a)
Net income tax effect	(70)	(104)	(210)	(349)	Income tax expense
Net of income tax expense (benefit)	264	316	792	910

Adoption of ASU 2018-02	—	—	—	(42)	(b)
Total reclassifications for the period	$(2,525)	$(1,275)	$(7,524)	$(10)

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
The Company’s combined federal and state effective income tax rate was 21.9% and 29.7% for the nine months ended June 30, 2019 and June 30, 2018, respectively. The decrease in the effective tax rate is primarily due to a lower federal statutory rate in the recent fiscal year period, and $34 and $4,644 of additional tax expense related to the re-measurement of the Company's deferred tax asset during the nine months ended June 30, 2019 and June 30, 2018, respectively, as a result of the Act.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit (LIHTC). The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the nine months ended June 30, 2019 and June 30, 2018.

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
The components of net periodic cost recognized in other non-interest expense in the unaudited Consolidated Statements of Income are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest cost	$808	$774	$2,422	$2,322
Expected return on plan assets	(1,146)	(1,036)	(3,438)	(3,107)
Amortization of net loss	334	420	1,002	1,259
Net periodic cost (benefit)	$(4)	$158	$(14)	$474

There were no required minimum employer contributions during the nine months ended June 30, 2019. However, the Company made a voluntary contribution of $2,000 during the three months ended June 30, 2019. There are no other employer contributions, voluntary or required, expected during the remainder of the fiscal year ending September 30, 2019.
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
The following table presents share-based compensation expense recognized during the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Stock option expense	$198	$309	$635	$966
Restricted and performance stock units expense	918	795	2,708	2,663
Total stock-based compensation expense	$1,116	$1,104	$3,343	$3,629

At June 30, 2019, 4,640,179 shares were subject to options, with a weighted average exercise price of $13.83 per share and a weighted average grant date fair value of $2.64 per share. Expected future expense related to the 857,714 non-vested options outstanding as of June 30, 2019 is $808 over a weighted average period of 1.2 years. At June 30, 2019, 631,073 restricted stock units and performance stock units with a weighted average grant date fair value of $15.15 per unit, are unvested. Expected future compensation expense relating to the 1,396,821 restricted stock units and performance stock units outstanding as of June 30, 2019 is $4,970 over a weighted average period of 1.9 years. Each unit is equivalent to one share of common stock.
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
At June 30, 2019, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$170,388
Adjustable-rate mortgage loans	246,588
Equity loans and lines of credit	190,964
Total	$607,940

At June 30, 2019, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$2,109,213
Construction loans	24,856
Limited partner investments	11,541
Total	$2,145,610

At June 30, 2019, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $2,121,902.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At June 30, 2019 and September 30, 2018, there were no loans held for sale subject to pending agency contracts for which the fair value option was elected.

Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2019 and September 30, 2018, respectively, this includes $564,945 and $531,965 of investments in U.S. government obligations including U.S. Treasury notes and highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae. Both are measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At June 30, 2019 and September 30, 2018, there were $2,635 and $659, respectively, of loans held for sale carried at cost.
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
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At June 30, 2019 and September 30, 2018, respectively, this included $98,584 and $98,459 in recorded investment of TDRs with related allowances for loss of $12,648 and $12,002.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at June 30, 2019 and September 30, 2018 were $2,120 and $2,794, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At June 30, 2019 and September 30, 2018, these adjustments were not significant to reported fair values. At June 30, 2019 and September 30, 2018, respectively, $760 and $1,238 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values, less estimated costs to dispose of these properties. Real estate owned, included in other assets in the Consolidated Statements of Condition, includes estimated costs to dispose of $106 and $132 related to properties measured at fair value and $1,466 and $1,688 of properties carried at their original or adjusted cost basis at June 30, 2019 and September 30, 2018, respectively.
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
Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at June 30, 2019 and September 30, 2018 are summarized below. There were no liabilities carried at fair value on a recurring basis at June 30, 2019.

		Recurring Fair Value Measurements at Reporting Date Using
	June 30, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$553,318	$—	$553,318	$—
Fannie Mae certificates	7,629	—	7,629	—
U.S. government and agency obligations	3,998	—	3,998	—
Derivatives:
Interest rate lock commitments	211	—	—	211
Total	$565,156	$—	$564,945	$211

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$519,999	$—	$519,999	$—
Fannie Mae certificates	7,998	—	7,998	—
U.S. government and agency obligations	3,968	—	3,968	—
Total	$531,965	$—	$531,965	$—

Liabilities
Derivatives:
Interest rate lock commitments	$2	$—	$—	$2
Total	$2	$—	$—	$2

The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$141	$(2)	$(2)	$58
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	70	9	213	(51)
Ending balance	$211	$7	$211	$7
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$211	$7	$211	$7

Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	June 30, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$76,664	$—	$—	$76,664
Real estate owned(1)	760	—	—	760
Total	$77,424	$—	$—	$77,424

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$82,250	$—	$—	$82,250
Real estate owned(1)	1,238	—	—	1,238
Total	$83,488	$—	$—	$83,488

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments at June 30, 2019 include both mortgage origination applications and preapprovals. Preapprovals have a much lower closure rate than origination applications as reflected in the weighted average closure rate.

	Fair Value
	June 30, 2019	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Impaired loans, net of allowance	$76,664	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	6.1%

Interest rate lock commitments	$211	Quoted Secondary Market pricing	Closure rate	0	-	100%	60.6%

	Fair Value
	September 30, 2018	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Impaired loans, net of allowance	$82,250	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	6.4%

Interest rate lock commitments	$(2)	Quoted Secondary Market pricing	Closure rate	0	-	100%	50.0%

The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the Statement of Condition.

	June 30, 2019
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$28,749	$28,749	$28,749	$—	$—
Interest earning cash equivalents	242,599	242,599	242,599	—	—
Investment securities available for sale	564,945	564,945	—	564,945	—
Mortgage loans held for sale	2,635	2,710	—	2,710	—
Loans, net:
Mortgage loans held for investment	13,025,620	13,460,209	—	—	13,460,209
Other loans	2,878	2,966	—	—	2,966
Federal Home Loan Bank stock	99,647	99,647	N/A	—	—
Accrued interest receivable	40,998	40,998	—	40,998	—
Cash collateral received from or held by counterparty	26,736	26,736	26,736	—	—
Derivatives	211	211	—	—	211
Liabilities:
Checking and passbook accounts	$2,315,351	$2,315,351	$—	$2,315,351	$—
Certificates of deposit	6,399,118	6,466,179	—	6,466,179	—
Borrowed funds	3,833,600	3,837,423	—	3,837,423	—
Borrowers’ advances for insurance and taxes	57,531	57,531	—	57,531	—
Principal, interest and escrow owed on loans serviced	19,180	19,180	—	19,180	—

	September 30, 2018
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$29,056	$29,056	$29,056	$—	$—
Interest earning cash equivalents	240,719	240,719	240,719	—	—
Investment securities available for sale	531,965	531,965	—	531,965	—
Mortgage loans held for sale	659	661	—	661	—
Loans, net:
Mortgage loans held for investment	12,868,273	12,908,729	—	—	12,908,729
Other loans	3,021	3,045	—	—	3,045
Federal Home Loan Bank stock	93,544	93,544	N/A	—	—
Accrued interest receivable	38,696	38,696	—	38,696	—
Cash collateral received from or held by counterparty	13,794	13,794	13,794	—	—
Liabilities:
Checking and passbook accounts	$2,169,579	$2,169,579	$—	$2,169,579	$—
Certificates of deposit	6,322,004	6,006,951	—	6,006,951	—
Borrowed funds	3,721,699	3,724,020	—	3,724,020	—
Borrowers’ advances for insurance and taxes	103,005	103,005	—	103,005	—
Principal, interest and escrow owed on loans serviced	31,490	31,490	—	31,490	—
Derivatives	2	2	—	—	2

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
13.    DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At June 30, 2019 and September 30, 2018, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 3.7 years and 3.3 years and weighted average fixed-rate interest payments of 1.99% and 1.75%, respectively.
Cash flow hedges are initially assessed for effectiveness using regression analysis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at June 30, 2019.
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at June 30, 2019 or September 30, 2018.
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

	June 30, 2019		September 30, 2018
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$675,000	$—	$1,725,000	$—
Other Liabilities	$1,725,000	$—	$—	$—
Total cash flow hedges: Interest rate swaps	$2,400,000	$—	$1,725,000	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$11,951	$211	$—	$—
Other Liabilities	$—	$—	$4,248	$2
Total interest rate lock commitments	$11,951	$211	$4,248	$(2)

The following tables present the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss)	June 30,		June 30,
	Recognized in Income	2019	2018	2019	2018
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$(43,108)	$9,292	$(94,033)	$46,233
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	3,530	2,108	10,526	1,164

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$70	$9	$213	$(51)

The Company estimates that $175 of the amounts reported in AOCI will be reclassified as a debit to interest expense during the twelve months ending June 30, 2020.
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
14.    RECENT ACCOUNTING PRONOUNCEMENTS

Adopted during the nine months ended June 30, 2019
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the core principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. The FASB issued several additional ASU's to clarify guidance and provide implementation support for ASU 2014-09. Topic 606 does not apply to revenue within the scope of other standards, such as revenue associated with financial instruments.
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

		Three Months Ended June 30,		Nine Months Ended June 30,
	Location of Revenue	2019	2018	2019	2018
Net Gain/(Loss) from Sales of REO	Non-Interest Expense (1)	$(333)	$(12)	$(359)	$(245)
Deposit Account and Other Banking Income	Non-Interest Income	235	221	678	677
Total		$(98)	$209	$319	$432
____________________________
(1) Net gain/(loss) from sales of real estate owned (REO) is located in non-interest expense in the consolidated statements of income because the gains and losses from the sales of REO assets are netted together with real estate owned expenses (which includes associated legal and maintenance expenses).

Sales of REO: The Company derecognizes the REO asset and fully recognizes a gain or loss from the REO sale when control of the property transfers to the buyer, which generally occurs at closing. Topic 606 does not significantly change the pattern of revenue recognition unless the Company finances the sale. When the Company finances the REO sale, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether the Company will collect substantially all of the consideration to which it is entitled in exchange for the property. Once these criteria are met, the REO asset is derecognized and the Company fully recognizes the gain or loss upon transfer of control of the property to the buyer. There are no instances of the Company financing the sale of one of its REO properties during the nine months ended June 30, 2019.
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

Issued but not yet adopted as of June 30, 2019
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance changes the accounting treatment of leases by requiring lessees to recognize operating leases on the balance sheet as lease assets (a right-to-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis and will require both quantitative and qualitative disclosure regarding key information about the leasing arrangements. An accounting policy election to not recognize operating leases with terms of 12 months or less as assets and liabilities is permitted. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 required entities to adopt the new lease standard using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides entities with an additional (and optional) transition method to adopt the new lease standard. Under this new method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company intends to adopt this guidance effective October 1, 2019 utilizing the transition method described in ASU 2018-11. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient, which allows entities to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements, which addresses lessor stakeholder questions regarding sales tax, certain lessor costs and the recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases Codification Improvements, which addresses stakeholder questions regarding presentation of cash flows for sales type and direct financing leases, determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, and transition disclosures related to Topic 250. An implementation team has been created to identify all leases, determine which, if any, practical expedients to utilize, and gather data required to comply. All leases have been identified. The Company selected a third-party vendor to assist in the implementation and subsequent accounting for leases under the ASUs. The Company expects to recognize a right-to-use asset and a lease liability for its operating lease commitments on the Consolidated Statements of Condition and is assessing any additional impact this new standard may have on its consolidated financial condition and results of operations. The Company also anticipates additional disclosures to be provided at adoption.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the existing incurred loss impairment methodology with a methodology that reflects the expected credit losses for the remaining life of the asset. This will require consideration of a broader range of information, including reasonably supportable forecasts, in the measurement of expected credit losses. The amendments expand disclosures of credit quality indicators, requiring disaggregation by year of origination (vintage). Additionally, credit losses on available for sale debt securities will be recognized as an allowance rather than a write-down, with reversals permitted as credit loss estimates decline. An entity will apply the amendments in this Update through a modified-retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt this guidance effective October 1, 2020. In May 2019, the FASB issued ASU

2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief, which addresses stakeholders' concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. Management has formed a working group comprised of associates from across the Company including accounting, risk management, and finance. This group has begun assessing the required changes to our credit loss estimation methodologies and systems, as well as additional data and resources that may be required to comply with this standard. The Company is currently evaluating the impact that this accounting guidance may have on its consolidated financial condition or results of operations. The actual effect on our allowance for loan losses at the adoption date will be dependent upon the nature of the characteristics of the portfolio as well as the macroeconomic conditions and forecasts at that date.
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
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Updates 2016-13, 2017-12 and 2016-01. The amendments related to Update 2016-13 clarify the scope of the credit losses standard and address issues related to accrued interest and recoveries. The Company intends to adopt the credit loss standard amendments concurrently with Update 2016-13 on October 1, 2020. The amendments related to Update 2017-12 address partial-term fair value hedges, fair value hedge basis adjustments and certain transition requirements. The amendments related to Update 2016-01 address the scope of financial instrument recognition and measurement guidance, the requirement for re-measurement under ASC 820 when using the measurement alternative and certain disclosure requirements. The Company intends to early adopt the amendments related to hedging and financial instruments effective July 1, 2019. ASU 2019-04 is not expected to have a material impact on the Company’s consolidated financial condition, results of operation, or disclosures.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
        This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include, among other things:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans and prospects and growth and operating strategies;
●	statements concerning trends in our provision for loan losses and charge-offs;
●	statements regarding the trends in factors affecting our financial condition and results of operations, including asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

        These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

●	significantly increased competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
●	general economic conditions, either globally, nationally or in our market areas, including employment prospects, real estate values and conditions that are worse than expected;
●	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets;
●	decreased demand for our products and services and lower revenue and earnings because of a recession or other events;
●	changes in consumer spending, borrowing and savings habits;
●	adverse changes and volatility in the securities markets, credit markets or real estate markets;
●
legislative or regulatory changes that adversely affect our business, including changes in regulatory costs and capital requirements and changes related to our ability to pay dividends and the ability of Third Federal Savings, MHC to waive dividends;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board;
●
the adoption of implementing regulations by a number of different regulatory bodies under the DFA, and uncertainty in the exact nature, extent and timing of such regulations and the impact they will have on us;

●	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;
●	future adverse developments concerning Fannie Mae or Freddie Mac;
●	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the FRS and changes in the level of government support of housing finance;
●	the continuing governmental efforts to restructure the U.S. financial and regulatory system;
●	the ability of the U.S. Government to remain open, function properly and manage federal debt limits;
●	changes in policy and/or assessment rates of taxing authorities that adversely affect us or our customers;
●	changes in accounting and tax estimates;
●
changes in our organization, or compensation and benefit plans and changes in expense trends (including, but not limited to trends affecting non-performing assets, charge-offs and provisions for loan losses);

●	the inability of third-party providers to perform their obligations to us;
●	a slowing or failure of the prevailing economic recovery; and
●
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
Controlling Our Interest Rate Risk Exposure. Although the significant housing and credit quality issues that arose in connection with the 2008 financial crisis had a distinctly negative effect on our operating results and, as described below, that experience made a lasting impression on our risk awareness, historically, our greatest risk has been our exposure to changes in interest rates. When we hold longer-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding longer-term, fixed-rate mortgage assets primarily by maintaining regulatory capital in excess of levels required to be well capitalized, by promoting adjustable-rate loans and shorter-term, fixed-rate loans, by marketing home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate and by opportunistically extending the duration of our funding sources.
Levels of Regulatory Capital
At June 30, 2019, the Company’s Tier 1 (leverage) capital totaled $1.73 billion, or 12.18% of net average assets and 21.97% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.50 billion, or 10.54% of net average assets and 19.05% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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
We also offer a ten-year, fully amortizing fixed-rate, first mortgage loan. The ten-year, fixed-rate loan has a more desirable interest rate risk profile when compared to loans with fixed-rate terms of 15 to 30 years and can help to more effectively manage interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation.

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Nine Months Ended June 30, 2019		For the Nine Months Ended June 30, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$523,078	44.8%	$840,504	49.0%
Fixed-rate production:
Terms less than or equal to 10 years	60,468	5.2	192,960	11.2
Terms greater than 10 years	583,617	50.0	681,969	39.8
Total fixed-rate production	644,085	55.2	874,929	51.0
Total First Mortgage Loan Originations	$1,167,163	100.0%	$1,715,433	100.0%

	June 30, 2019		September 30, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of Residential Mortgage Loans Held For Investment:
ARMs	$5,086,776	46.6%	$5,166,282	46.9%
Fixed-rate:
Terms less than or equal to 10 years	1,558,540	14.3	1,822,918	16.5
Terms greater than 10 years	4,269,246	39.1	4,036,544	36.6
Total fixed-rate	5,827,786	53.4	5,859,462	53.1
Total Residential Mortgage Loans Held For Investment	$10,914,562	100.0%	$11,025,744	100.0%
The following table sets forth the balances as of June 30, 2019 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2019	$62
2020	650,068
2021	1,214,370
2022	1,593,569
2023	1,043,261
2024	585,446
Total	$5,086,776
At June 30, 2019 and September 30, 2018, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $2.6 million and $0.7 million, respectively.

Loan Portfolio Yield
The following tables set forth the interest yield as of June 30, 2019 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	June 30, 2019
	Balance	Percent	Yield
	(Dollars in thousands)
Real Estate Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,558,540	11.9%	2.94%
Terms greater than 10 years	4,269,246	32.7%	4.09%
Total Fixed-Rate loans	5,827,786	44.6%	3.78%

ARMs	5,086,776	39.0%	3.16%
Home Equity Loans and Lines of Credit	2,085,853	16.0%	4.69%
Construction and Consumer	50,528	0.4%	4.01%
Total Loans Receivable, net	$13,050,943	100.0%	3.68%

	June 30, 2019
	Balance	Fixed Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,167,810	$4,276,870	47.3%	3.70%
Florida	1,752,059	699,425	13.4%	3.48%
Other	2,994,693	851,491	22.9%	3.07%
Total Residential Mortgage Loans	10,914,562	5,827,786	83.6%	3.49%
Home Equity Loans and Lines of Credit
Ohio	668,755	60,620	5.1%	4.69%
Florida	403,551	34,793	3.1%	4.57%
California	338,952	23,000	2.6%	4.75%
Other	674,595	17,779	5.2%	4.73%
Total Home Equity Loans and Lines of Credit	2,085,853	136,192	16.0%	4.69%
Construction and Consumer	50,528	50,528	0.4%	4.01%
Total Loans Receivable, net	$13,050,943	$6,014,506	100.0%	3.68%

Marketing Home Equity Lines of Credit
Since 2016, we have actively marketed home equity lines of credit, which carry an adjustable-rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets. Prior to 2010, home equity lending also represented a meaningful strategy to manage our interest rate risk profile. Between 2010 and 2015, the Association, in various steps, restricted and modified its home equity lending products and the markets where they were offered, in response to the 2008 financial crisis and the resulting regulatory environments that existed during that time. Through redesigned home equity products, we believe we have re-established home equity line of credit lending as a meaningful strategy to manage our interest rate risk profile. At June 30, 2019, the principal balance of home equity lines of credit totaled $1.64 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.

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
During the nine months ended June 30, 2019, the balance of deposits increased $222.9 million, which was comprised of a $373.9 million increase in the balance of customer retail deposits, partially offset by a $151.0 million decrease in the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization). Additionally, during the nine months ended June 30, 2019, we decreased the balance of our short-term advances from the FHLB of Cincinnati by $266 million; and we added $675 million of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately five to eight years at inception. Interest rate swaps are discussed later in Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
These funding source modifications facilitated asset growth of $234.4 million and funded stock repurchases of $7.9 million, dividends of $37.1 million and scheduled repayments of long-term borrowed funds of $299.4 million.
Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a small portion of our long-term, fixed-rate mortgage loans in the secondary market. Prior to fiscal 2010, this strategy was used to a greater extent to manage our interest rate risk. At June 30, 2019, we serviced $1.83 billion of loans for others, of which $934 million were sold in the secondary market prior to fiscal 2010. While the sales of first mortgage loans remain strategically important for us, since fiscal 2010, they have played only a minor role in our management of interest rate risk. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part 1, Item 2. under the heading Liquidity and Capital Resources, and in Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, or an extended period of a flat yield curve market persists, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At June 30, 2019, 91% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At June 30, 2019, $23.9 million of loans in Chapter 7 bankruptcy status with no other modification to terms were included in total TDRs. At June 30, 2019, the recorded investment in non-accrual status loans included $26.4 million of performing loans in Chapter 7 bankruptcy status, of which $25.8 million were also reported as TDRs.

In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill its repayment obligation, revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain LTV ratios), and suspended home equity lending products with the exception of bridge loans between 2010 and 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of June 30, 2019, loans originated prior to 2009 had a balance of $876.9 million, of which $27.4 million, or 3.1%, were delinquent, while loans originated in 2009 and after had a balance of $12.19 billion, of which $10.3 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At June 30, 2019, approximately 56.4% and 16.1% of the combined total of our residential Core and construction loans held for investment and approximately 32.1% and 19.4% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the nine months ended June 30, 2019, 21.0% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern. Although we no longer originate loans under this program and the principal balance in these loans had declined to $87.8 million at June 30, 2019, and constituted only 0.6% of our total “held for investment” loan portfolio balance, they comprised 15.8% and 20.4% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At June 30, 2019, approximately 95.4% and 4.4% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At June 30, 2019, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 8.8% and 8.2%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher interest rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was the creation of successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers did not have sufficient funds for required down payments, many loans included private mortgage insurance. At June 30, 2019, 15.0% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $87.5 million at June 30, 2019. Since the vast majority of Home Today loans were originated prior to March 2009 and we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, we have offered Fannie Mae eligible, Home Ready loans since fiscal 2016. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At June 30, 2019, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.54%. The Association's Tier 1 (leverage) capital ratio is lower at June 30, 2019 than its ratio at September 30, 2018, which was 10.87%, due primarily to an $85 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2018 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 60 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At June 30, 2019, deposits totaled $8.71 billion (including $518.8 million of brokered CDs), while borrowings totaled $3.83 billion and borrowers’ advances and servicing escrows totaled $76.7 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At June 30, 2019, these collateral pledge support arrangements provided the Association with the ability to immediately borrow an additional $19.8 million from the FHLB of Cincinnati and $48.6 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the balance outstanding at June 30, 2019 was $4.61 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $92.3 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At June 30, 2019, our investment securities portfolio totaled $564.9 million. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2019 and 2018, cash flows from operations provided $72.6 million and $68.1 million, respectively.
Fannie Mae, historically the Association’s primary loan investor, implemented, effective July 2010, certain loan origination requirement changes affecting loan eligibility that we chose not to adopt until fiscal 2013. Since then, first mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and HARP II, and more recently Home Ready, loans) that are originated under the revised procedures are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. The HARP II program expired at December 31, 2018. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures. For loans that are not originated under the revised (Fannie Mae) procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors. At June 30, 2019, $2.6 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale.” During the nine months ended June 30, 2019, $29.5 million of agency-compliant HARP II and Home Ready loans and $36.6 million of long-term, fixed-rate, agency-compliant, non-HARP II, non-Home Ready first mortgage loans were sold to Fannie Mae. Additionally, $19.0 million of fixed-rate loans were sold in a single bulk sale to a private investor.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.40% for the nine months ended June 30, 2019 and 1.42% for the nine months ended June 30, 2018. As of June 30, 2019, our average assets per full-time employee and our average deposits per full-time employee were $13.7 million and $8.3 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average of deposits (exclusive of brokered CDs) held at our branch offices ($221.5 million per branch office as of June 30, 2019) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

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

When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At June 30, 2019, the balance of such individual valuation allowances was $12.6 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and, if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.

Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At June 30, 2019, we had a recorded investment of $2.11 billion in home equity loans and equity lines of credit outstanding, $6.8 million, or 0.3%, of which were 90 days or more past due.
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

	June 30, 2019			March 31, 2019
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$18,720	47.6%	83.0%	$19,587	48.7%	83.7%
Residential Home Today	3,378	8.6	0.6	3,275	8.1	0.7
Home equity loans and lines of credit	17,211	43.8	16.0	17,420	43.2	15.2
Construction	4	—	0.4	4	—	0.4
Total allowance	$39,313	100.0%	100.0%	$40,286	100.0%	100.0%

	September 30, 2018			June 30, 2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$18,288	43.1%	84.7%	$18,483	43.1%	85.0%
Residential Home Today	3,204	7.6	0.7	3,372	7.8	0.8
Home equity loans and lines of credit	20,921	49.3	14.1	21,112	49.1	13.7
Construction	5	—	0.5	4	—	0.5
Total allowance	$42,418	100.0%	100.0%	$42,971	100.0%	100.0%

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other consumer loans are considered immaterial, therefore neither was segregated.

	As of and For the Three Months Ended June 30,		As of and For the Nine Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Allowance balance (beginning of the period)	$40,286	$43,106	$42,418	$48,948
Charge-offs:
Real estate loans:
Residential Core
Ohio	342	134	713	665
Florida	158	22	244	51
Other	—	—	85	27
Total Residential Core	500	156	1,042	743
Residential Home Today
Ohio	257	214	583	1,120
Florida	—	—	—	57
Total Residential Home Today	257	214	583	1,177
Home equity loans and lines of credit
Ohio	389	339	908	1,932
Florida	144	837	644	1,936
California	—	—	22	—
Other	227	—	504	463
Total Home equity loans and lines of credit	760	1,176	2,078	4,331
Total charge-offs	1,517	1,546	3,703	6,251
Recoveries:
Real estate loans:
Residential Core	498	506	1,475	1,886
Residential Home Today	385	555	1,477	1,556
Home equity loans and lines of credit	1,661	2,350	5,646	5,832
Total recoveries	2,544	3,411	8,598	9,274
Net recoveries (charge-offs)	1,027	1,865	4,895	3,023
Provision (Credit) for loan losses	(2,000)	(2,000)	(8,000)	(9,000)
Allowance balance (end of the period)	$39,313	$42,971	$39,313	$42,971
Ratios:
Net charge-offs (recoveries) to average loans outstanding (annualized)	0.03%	0.06%	0.05%	0.02%
Allowance for loan losses to non-accrual loans at end of the period	53.24%	60.24%	53.24%	60.24%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.30%	0.34%	0.30%	0.34%
The net recoveries of $4.9 million during the nine months ended June 30, 2019 increased from $3.0 million for the nine months ended June 30, 2018, as credit quality continued to improve during the current fiscal year. With the exception of the Residential Core portfolio, charge-offs decreased during the nine months ended June 30, 2019 in all portfolios when compared to the nine months ended June 30, 2018, reflecting the improving market conditions. The Residential Core portfolio experienced a slight increase in gross charge-offs as a result of an administrative change in the current quarter to fully charge off the balance of any loan that remains delinquent for 700 days, shortened from the previous 1,500 day threshold. We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of potential losses of those loans. We expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended June 30, 2019, the total allowance for loan losses decreased $1.0 million, to $39.3 million from $40.3 million at March 31, 2019, as we recorded a $2.0 million credit for loan losses, while recoveries exceeded loan charge-offs by $1.0 million. The allowance for loan losses related to loans evaluated collectively decreased by $1.0 million during the three months ended June 30, 2019, and the allowance for loan losses related to loans evaluated individually remained relatively flat. Refer to the "Activity in the Allowance for Loan Losses" and "Analysis of the Allowance for Loan Losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the three months ended June 30, 2019 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The recorded investment of this segment of the loan portfolio increased 0.2%, or $23.2 million, while the total allowance for loan losses for this segment decreased 4.4% or $0.9 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased $0.4 million, or 3.6%, from $12.4 million at March 31, 2019, to $11.9 million at June 30, 2019. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, decreased 0.01% to 0.11% at June 30, 2019 from 0.12% at March 31, 2019. Total delinquencies decreased 18.8% to $17.9 million at June 30, 2019 from $22.1 million at March 31, 2019. Loans 90 or more days delinquent increased 2.3% to $10.9 million at June 30, 2019 from $10.6 million at March 31, 2019. There were net charge-offs of $2 thousand for the quarter ended June 30, 2019 compared to net recoveries of $0.4 million during the quarter ended June 30, 2018. Improved delinquencies and continued recoveries warrant the decrease in the allowance.

•
Residential Home Today – The recorded investment of this segment of the loan portfolio decreased 2.9%, or $2.7 million, as we are no longer originating loans under the Home Today program. The total allowance for loan losses for this segment increased by $0.1 million or 3.1%. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 14.9% to $0.9 million at June 30, 2019 from $1.1 million at March 31, 2019. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased 0.3% to 1.9% at June 30, 2019 from 2.2% at March 31, 2019. Total delinquencies decreased to $7.7 million at June 30, 2019 from $7.9 million at March 31, 2019. Delinquencies greater than 90 days decreased 14.7% to $3.3 million from $3.9 million at March 31, 2019. Net recoveries of $0.1 million were slightly less during the current quarter compared to $0.3 million during the quarter ended June 30, 2018. The allowance for this portfolio fluctuates based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. This portfolio's allowance increased slightly this quarter, even though there was a decrease in the Home Today balance, as we continue to be aware that risk remains based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans and the continued depressed home values that remain in this portfolio.

•
Home Equity Loans and Lines of Credit – The recorded investment of this segment of the loan portfolio increased 6.1%, or $121.9 million, to $2.11 billion at June 30, 2019 from $1.99 billion at March 31, 2019. The total allowance for loan losses for this segment decreased 1.20% to $17.2 million from $17.4 million at March 31, 2019. During the quarter ended June 30, 2019, the portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) decreased by $0.4 million, or 2.3%, from $13.9 million to $13.5 million during the quarter ended June 30, 2019. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively remained at 0.7% at June 30, 2019 and at March 31, 2019. Net recoveries for this loan segment during the current quarter were less at $0.9 million as compared to $1.2 million for the quarter ended June 30, 2018. Total delinquencies for this portfolio segment increased 3.0% to $12.1 million at June 30, 2019 as compared to $11.7 million at March 31, 2019. Delinquencies greater than 90 days increased 6.9% to $6.8 million at June 30, 2019 from $6.3 million at March 31, 2019. The reduction in the allowance is mainly supported by a reduction in the principal balance of home equity lines of credit coming to an end of the draw period. In recent years, a large portion of the overall allowance has been allocated to the home equity loans and lines of credit portfolio to address exposure from customers whose lines of credit were originated without amortizing payments during the draw period and who could face potential increased payment shock at the end of the draw period. In general, home equity lines of credit originated prior to June 2010 were characterized by a ten-year draw period, with interest only payments, followed by a ten-year repayment period. However, a large number of those lines of credit approaching the end of draw period have been paid off or refinanced without significant loss. The principal balance of home equity lines of credit originated without amortizing payments during the draw period that are coming to the end of its draw period through fiscal 2020 is $16.7 million at June 30, 2019 as compared to $28.6 million at March 31, 2019. As this exposure decreases without incurring significant loss, the portion of the overall allowance allocated to the home equity loans and lines of credit category can be decreased. Originations after February 2013 require an amortizing payment during the draw period and do not face the same end-of-draw increased payment shock risk.
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

	June 30, 2019		March 31, 2019		September 30, 2018		June 30, 2018
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,084,087		$6,026,509		$6,052,208		$5,972,632
Florida	1,748,170		1,741,571		1,758,762		1,739,779
Other	2,994,520		3,035,470		3,119,841		3,093,342
Total Residential Core	10,826,777	83.0%	10,803,550	83.7%	10,930,811	84.7%	10,805,753	85.0%
Residential Home Today
Ohio	83,723		86,258		90,604		93,567
Florida	3,889		4,062		4,150		4,504
Other	173		175		179		181
Total Residential Home Today	87,785	0.6	90,495	0.7	94,933	0.7	98,252	0.8
Home equity loans and lines of credit
Ohio	668,755		662,068		652,271		632,740
Florida	403,551		392,651		369,252		359,401
California	338,952		305,042		268,230		252,935
Other	674,595		605,819		529,165		502,787
Total Home equity loans and lines of credit	2,085,853	16.0	1,965,580	15.2	1,818,918	14.1	1,747,863	13.7
Total Construction	47,650	0.4	47,783	0.4	64,012	0.5	60,715	0.5
Other consumer loans	2,878	—	2,793	—	3,021	—	3,040	—
Total loans receivable	13,050,943	100.0%	12,910,201	100.0%	12,911,695	100.0%	12,715,623	100.0%
Deferred loan expenses, net	41,724		40,177		38,566		38,080
Loans in process	(24,856)		(25,089)		(36,549)		(39,350)
Allowance for loan losses	(39,313)		(40,286)		(42,418)		(42,971)
Total loans receivable, net	$13,028,498		$12,885,003		$12,871,294		$12,671,382

At June 30, 2019, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $441.9 million in home equity loans (which included $287.8 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $28.5 million in bridge loans) and $1.64 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2019. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,334,357	$511,801	0.13%	60%	52%
Florida	578,817	283,047	0.02%	58%	52%
California	570,900	260,889	—%	62%	59%
Other (1)	1,269,077	588,201	0.02%	65%	60%
Total home equity lines of credit in draw period	3,753,151	1,643,938	0.05%	61%	55%
Home equity lines in repayment, home equity loans and bridge loans	441,915	441,915	1.35%	66%	48%
Total	$4,195,066	$2,085,853	0.32%	62%	54%
_________________

(1)	No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio nor 5% of total loans.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2019. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At June 30, 2019, 35.3% of our home equity lending portfolio was either in a first lien position (19.0%), in a subordinate (second) lien position behind a first lien that we held (13.2%) or in a subordinate (second) lien position behind a first lien that was held by a loan that we serviced for others (3.1%). In addition, at June 30, 2019, 13.7% of our home equity line of credit portfolio in the draw period was making only the required minimum payment on the outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2019. Home equity lines of credit in the draw period are stratified by the calendar year in which originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period (3)
2009 and Prior	$40,599	$13,363	0.56%	59%	45%
2010	11,415	3,462	3.02%	59%	41%
2013	40	18	—%	79%	56%
2014	126,780	41,813	0.12%	60%	42%
2015	221,962	86,435	0.05%	60%	45%
2016	408,491	168,768	0.21%	61%	50%
2017	883,490	404,251	0.03%	60%	54%
2018	1,222,443	582,145	0.01%	61%	59%
2019	837,931	343,683	—%	63%	63%
Total home equity lines of credit in draw period	3,753,151	1,643,938	0.05%	61%	55%
Home equity lines in repayment, home equity loans and bridge loans	441,915	441,915	1.35%	66%	48%
Total	$4,195,066	$2,085,853	0.32%	62%	54%
________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2019. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

(3)	There are no remaining principal balances of home equity lines of credit for years 2011 and 2012. Those years are excluded from the table above.
In general, the home equity line of credit product originated prior to June 2010 (at which point new home equity lending was temporarily suspended) was characterized by a ten-year draw period followed by a ten-year repayment period; however, there was one type of transaction that could result in a draw period that extended beyond ten years, which involved customer requests for increases in the amount of their home equity line of credit. When the customer’s credit performance and profile supported the increase, the draw period term was reset for the ten-year period following the date of the increase in the home equity line of credit amount. As a result of this program, the reported draw periods for certain home equity line of credit accounts exceed ten years. In addition, as customers approach the end of the draw period and face the likelihood of an increased monthly payment during the amortization period, we continue to work with them to manage their loan payments, including the possibility of restructuring loans, in an attempt to help families keep their home.

The following table sets forth, as of June 30, 2019, the principal balance of home equity lines of credit in the draw period segregated by the current combined LTV range and by fiscal year in which the draw period expires.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2019 (1)	$33,024	$341	$50	$0	$92	$33,507
2020 (1)	90,148	19	14	—	77	90,258
2021	32,988	—	—	—	—	32,988
2022	31	—	—	—	—	31
2023	18	—	—	—	—	18
2024	17,272	—	—	5	—	17,277
Post 2024	1,451,079	17,525	308	271	676	1,469,859
Total	$1,624,560	$17,885	$372	$276	$845	$1,643,938
_________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2019 and 2020 include $7.5 million and $9.2 million, respectively, of lines where the customer has an interest only payment during the draw period. All other home equity lines of credit have an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of June 30, 2019.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$3,703,523	$1,624,560	98.7%	0.05%	61%	55%
80 - 89.9%	46,245	17,885	1.1%	0.42%	80%	81%
90 - 100%	756	372	0.1%	—%	80%	94%
> 100%	720	276	—%	—%	77%	121%
Unknown (1)	1,907	845	0.1%	—%	44%	(1)
	$3,753,151	$1,643,938	100.0%	0.05%	61%	55%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2019. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Delinquent Loans
The following tables set forth the recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated.

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
June 30, 2019
Real estate loans:
Residential Core
Ohio	$6,003	$7,632	$13,635
Florida	665	1,888	2,553
Other	379	1,361	1,740
Total Residential Core	7,047	10,881	17,928
Residential Home Today
Ohio	4,098	3,269	7,367
Florida	274	40	314
Total Residential Home Today	4,372	3,309	7,681
Home equity loans and lines of credit
Ohio	1,387	2,677	4,064
Florida	1,718	1,388	3,106
California	799	685	1,484
Other	1,390	2,023	3,413
Total Home equity loans and lines of credit	5,294	6,773	12,067
Total	$16,713	$20,963	$37,676

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
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
	(Dollars in thousands)
June 30, 2018
Real estate loans:
Residential Core
Ohio	$8,489	$7,741	$16,230
Florida	868	2,034	2,902
Other	1,258	148	1,406
Total Residential Core	10,615	9,923	20,538
Residential Home Today
Ohio	3,300	4,802	8,102
Florida	140	135	275
Total Residential Home Today	3,440	4,937	8,377
Home equity loans and lines of credit
Ohio	2,202	2,226	4,428
Florida	1,500	1,891	3,391
California	786	305	1,091
Other	1,408	1,491	2,899
Total Home equity loans and lines of credit	5,896	5,913	11,809
Total	$19,951	$20,773	$40,724
Loans delinquent 90 days or more were 0.2% of total net loans at June 30, 2019, March 31, 2019, September 30, 2018 and June 30, 2018. Loans delinquent 30 to 89 days were 0.1% of total net loans at June 30, 2019 and 0.2% at March 31, 2019, September 30, 2018 and June 30, 2018.

Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	June 30, 2019	March 31, 2019	September 30, 2018	June 30, 2018
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$38,696	$41,126	$41,628	$39,618
Residential Home Today	13,085	14,202	14,641	14,799
Home equity loans and lines of credit	22,055	21,943	21,483	16,917
Total non-accrual loans (1)(2)	73,836	77,271	77,752	71,334
Real estate owned	2,120	2,898	2,794	3,191
Total non-performing assets	$75,956	$80,169	$80,546	$74,525
Ratios:
Total non-accrual loans to total loans	0.57%	0.60%	0.60%	0.56%
Total non-accrual loans to total assets	0.51%	0.54%	0.55%	0.51%
Total non-performing assets to total assets	0.53%	0.56%	0.57%	0.53%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$49,575	$51,072	$50,351	$52,046
Residential Home Today	25,176	25,354	26,861	28,420
Home equity loans and lines of credit	25,444	26,005	25,604	27,299
Total	$100,195	$102,431	$102,816	$107,765
_________________

(1)
Totals at June 30, 2019, March 31, 2019, September 30, 2018, and June 30, 2018, include $49.8 million, $53.3 million, $52.1 million, and $45.4 million, respectively, in TDRs that are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(2)	Includes $10.7 million, $10.6 million, $10.5 million, and $10.9 million in TDRs that are 90 days or more past due at June 30, 2019, March 31, 2019, September 30, 2018, and June 30, 2018, respectively.
The gross interest income that would have been recorded during the nine months ended June 30, 2019 and June 30, 2018 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $6.8 million and $7.1 million, respectively. The interest income recognized on those loans included in net income for the nine months ended June 30, 2019 and June 30, 2018 was $4.1 million and $6.9 million, respectfully.
At June 30, 2019, March 31, 2019, September 30, 2018 and June 30, 2018, the recorded investment of impaired loans includes accruing TDRs and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until, at a minimum, contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

The table below sets forth the recorded investments and categories of loans representing the difference between non-accrual loans and impaired loans at the dates indicated.

	June 30, 2019	March 31, 2019	September 30, 2018	June 30, 2018
	(Dollars in thousands)
Non-Accrual Loans	$73,836	$77,271	$77,752	$71,334
Accruing TDRs	100,195	102,431	102,816	107,765
Performing Impaired	5,190	4,537	3,982	5,583
Collectively Evaluated	(3,720)	(2,211)	(3,756)	(3,020)
Total Impaired loans	$175,501	$182,028	$180,794	$181,662
In response to the economic challenges facing many borrowers, we continue to restructure loans, resulting in $160.7 million of TDRs (accrual and non-accrual) recorded at June 30, 2019. There was a $5.7 million decrease in the recorded investment of TDRs from March 31, 2019, a $4.7 million decrease from September 30, 2018 and a $3.5 million decrease from June 30, 2018.
Loan restructuring is a method used to help families keep their homes and preserve our neighborhoods. This may involve making changes to the borrowers’ loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on impairment measurement, see Note 4 to the Unaudited Interim Consolidated Financial Statements: LOANS AND ALLOWANCE FOR LOAN LOSSES.
The following table sets forth the recorded investment in accrual and non-accrual TDRs as of June 30, 2019.

	Initial Restructurings	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$28,298	$14,252	$7,025	$49,575
Residential Home Today	14,732	9,458	986	25,176
Home equity loans and lines of credit	24,259	173	1,012	25,444
Total	$67,289	$23,883	$9,023	$100,195
Non-Accrual, Performing
Residential Core	$4,988	$8,683	$12,488	$26,159
Residential Home Today	1,644	5,698	1,991	9,333
Home equity loans and lines of credit	9,610	2,608	2,059	14,277
Total	$16,242	$16,989	$16,538	$49,769
Non-Accrual, Non-Performing
Residential Core	$3,667	$1,677	$724	$6,068
Residential Home Today	433	2,056	498	2,987
Home equity loans and lines of credit	1,101	105	433	1,639
Total	$5,201	$3,838	$1,655	$10,694
Total TDRs
Residential Core	$36,953	$24,612	$20,237	$81,802
Residential Home Today	16,809	17,212	3,475	37,496
Home equity loans and lines of credit	34,970	2,886	3,504	41,360
Total	$88,732	$44,710	$27,216	$160,658
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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates, including the impact of tax rate changes, such as those implemented by the Act signed into law in December 2017, that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At June 30, 2019, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at June 30, 2019, there is no guarantee that those assets, if any, will be recognizable in the future.
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

Comparison of Financial Condition at June 30, 2019 and September 30, 2018
Total assets increased $234.4 million, or 2%, to $14.37 billion at June 30, 2019 from $14.14 billion at September 30, 2018. This increase was primarily the result of new loan origination levels exceeding the total of loans sales and principal repayments, as well as increases in mortgage backed security investments and prepaid expenses and other assets.
Cash and cash equivalents increased $1.5 million, or 1%, to $271.3 million at June 30, 2019 from $269.8 million at September 30, 2018. We manage cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities, all of which are classified as available for sale, increased $32.9 million, or 6%, to $564.9 million at June 30, 2019 from $532.0 million at September 30, 2018. Investment securities increased as $121.8 million in purchases and a $16.0 million reduction of unrealized losses exceeded the combined effect of $101.9 million in principal paydowns, and $2.9 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the nine months ended June 30, 2019. There were no sales of investment securities during the nine months ended June 30, 2019.
Loans held for investment, net, increased $157.2 million, or 1%, to $13.03 billion at June 30, 2019 from $12.87 billion at September 30, 2018. The increase was caused by a $266.9 million increase in the balance of home equity loans and lines of credit during the nine months ended June 30, 2019, as new originations and additional draws on existing accounts exceeded repayments. Residential mortgage loans decreased $111.2 million, or less than 1%, to $10.91 billion at June 30, 2019. During the nine months ended June 30, 2019, $523.1 million of three- and five-year “SmartRate” loans were originated while $644.1 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These originations were offset by paydowns and fixed-rate loan sales. Between September 30, 2018 and June 30, 2019, the total fixed-rate portion of the first mortgage loan portfolio decreased $31.7 million and was comprised of a decrease of $264.4 million in the balance of fixed-rate loans with original terms of 10 years or less, partially offset by an increase of $232.7 million in the balance of fixed-rate loans with original terms greater than 10 years. During the nine months ended June 30, 2019, we completed $85.1 million in loan sales, which included a $19.0 million sale to a private investor, $29.5 million of agency-compliant HARP II and Home Ready loans and $36.6 million of long-term, fixed-rate, agency-compliant, non-HARP II and non-Home Ready first mortgage loans that were sold to Fannie Mae. Also, during the nine months ended June 30, 2019, we purchased long-term, fixed-rate first mortgage loans that have a remaining balance of $4.4 million.
Commitments originated for home equity lines of credit and equity and bridge loans were $1.28 billion for the nine months ended June 30, 2019 compared to $1.13 billion for the nine months ended June 30, 2018. At June 30, 2019, pending commitments to originate new home equity lines of credit were $142.3 million and equity and bridge loans were $48.6 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.

The total allowance for loan losses decreased $3.1 million, or 7%, to $39.3 million at June 30, 2019 from $42.4 million at September 30, 2018, primarily reflecting improved credit metrics, including continued recoveries of loan amounts previously charged off, low levels of current loan charge-offs and reduced exposure from home equity lines of credit coming to the end of the draw period. Refer to Note 4. Loans and Allowance for Loan Losses for additional discussion.
Prepaid expenses and other assets increased $31.1 million to $75.4 million at June 30, 2019 from $44.3 million at September 30, 2018. This increase related primarily from an $11.8 million increase in initial margin requirements posted on interest rate swap contracts and a $17.9 million increase in the net deferred tax asset, mainly the result of fluctuations in unrealized gains and losses recognized through AOCI, during the current fiscal year.
Deposits increased $222.9 million, or 3%, to $8.71 billion at June 30, 2019 from $8.49 billion at September 30, 2018. The increase in deposits resulted primarily from a $177.7 million increase in our savings accounts (which included a $296.2 million increase in money market accounts in the state of Florida and a $118.5 decrease in high yield savings accounts), and a $76.1 million increase in CDs, partially offset by a $29.2 million decrease in our high-yield checking accounts. We believe that our savings and checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at June 30, 2019 was $518.8 million, which was a decrease of $151.3 million during the nine months ended June 30, 2019.
Borrowed funds, all from the FHLB of Cincinnati, increased $111.9 million, or 3%, to $3.83 billion at June 30, 2019 from $3.72 billion at September 30, 2018. Activity included $675.0 million of new 90-day advances that are hedged by equal notional amounts of new interest rate swaps with initial fixed-pay terms of five to eight years, offset by scheduled principal repayments of long-term advances and a $266.0 million decrease in the balance of short-term advances. The total balance of borrowed funds of $3.83 billion at June 30, 2019 consisted of overnight and short-term advances of $934.0 million, long-term advances of $492.2 million with a remaining weighted average maturity of approximately one year and short-term advances of $2.40 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 3.7 years. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately five to eight years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview and Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Total shareholders’ equity decreased $47.9 million, or 3%, to $1.71 billion at June 30, 2019 from $1.76 billion at September 30, 2018. This net decrease primarily reflected the effect of $58.7 million of net income reduced by $7.9 million of repurchases of outstanding common stock, $37.1 million of cash dividend payments and a $69.2 million unrealized loss recognized in accumulated other comprehensive income, mainly the result of changes in market interest rates related to our interest rate swaps. Adjustments of $8.7 million related to our stock compensation plan and ESOP further offset the decrease. As a result of a July 11, 2018 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns approximately 81% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$215,523	$1,256	2.33%	$222,178	$986	1.78%
Investment securities	3,992	24	2.40%	529	3	2.27%
Mortgage-backed securities	562,877	3,365	2.39%	542,308	2,888	2.13%
Loans (2)	12,919,756	115,129	3.56%	12,614,419	105,956	3.36%
Federal Home Loan Bank stock	99,173	1,269	5.12%	93,544	1,285	5.49%
Total interest-earning assets	13,801,321	121,043	3.51%	13,472,978	111,118	3.30%
Noninterest-earning assets	425,132			370,488
Total assets	$14,226,453			$13,843,466
Interest-bearing liabilities:
Checking accounts	$883,416	868	0.39%	$947,694	453	0.19%
Savings accounts	1,409,334	3,191	0.91%	1,335,837	1,106	0.33%
Certificates of deposit	6,419,914	33,100	2.06%	6,092,210	24,751	1.63%
Borrowed funds	3,572,771	18,366	2.06%	3,524,967	14,535	1.65%
Total interest-bearing liabilities	12,285,435	55,525	1.81%	11,900,708	40,845	1.37%
Noninterest-bearing liabilities	192,553			188,723
Total liabilities	12,477,988			12,089,431
Shareholders’ equity	1,748,465			1,754,035
Total liabilities and shareholders’ equity	$14,226,453			$13,843,466
Net interest income		$65,518			$70,273
Interest rate spread (1)(3)			1.70%			1.93%
Net interest-earning assets (4)	$1,515,886			$1,572,270
Net interest margin (1)(5)		1.90%			2.09%
Average interest-earning assets to average interest-bearing liabilities	112.34%			113.21%
Selected performance ratios:
Return on average assets (1)		0.51%			0.60%
Return on average equity (1)		4.18%			4.76%
Average equity to average assets		12.29%			12.67%
_________________

(1)	Annualized.

(2)	Loans include both mortgage loans held for sale and loans held for investment.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $2.6 million, or 12%, to $18.3 million for the quarter ended June 30, 2019 from $20.9 million for the quarter ended June 30, 2018. The decrease in net income was attributable to decreases in net interest income and non-interest income, partially offset by decreases in non-interest expenses and income tax expense.

Interest and Dividend Income. Interest and dividend income increased $9.9 million, or 9%, to $121.0 million during the current quarter compared to $111.1 million during the same quarter in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans and to a lesser extent, interest income on mortgage-backed securities and interest earning cash equivalents.
Interest income on loans increased $9.1 million, or 9%, to $115.1 million during the current quarter compared to $106.0 million during the same quarter in the prior year. This change was partially attributed to a $305.3 million, or a 2%, increase in the average balance of loans to $12.92 billion for the quarter ended June 30, 2019 compared to $12.61 billion during the same quarter last year as new loan production exceeded repayments and loan sales. In addition to the increase in the average balance, the average yield on loans increased 20 basis points to 3.56% for the current quarter from 3.36% for the same quarter last year as market rate increases have impacted loan yields, particularly home equity lending products that feature interest rates that reset based on the prime rate.
Interest Expense. Interest expense increased $14.7 million, or 36%, to $55.5 million during the current quarter compared to $40.8 million during the quarter ended June 30, 2018. The increase resulted primarily from an increase in interest expense on deposits, and to a lesser extent, an increase in interest expense on borrowed funds.
Interest expense on CDs increased $8.3 million, or 34%, to $33.1 million during the current quarter compared to $24.8 million during the quarter ended June 30, 2018. The increase was attributed to a $327.7 million, or 5%, increase in the average balance of CDs to $6.42 billion during the current quarter from $6.09 billion during the same quarter of the prior year combined with a 43 basis point increase in the average rate paid on CDs to 2.06% for the current quarter from 1.63% for the same quarter last year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition. The increase in deposits was used to fund our balance sheet growth and fund our capital management activities, including share repurchases and dividend payments.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $3.9 million, or 27%, to $18.4 million during the current quarter compared to $14.5 million during the quarter ended June 30, 2018. This increase was mainly attributed to a 41 basis point increase in the average rate paid on these funds to 2.06% for the current quarter from 1.65% for the same quarter last year as market rates, particularly short-term rates, have increased between the two periods and longer duration funding sources were utilized that carried higher interest rates. In addition to the increase in the rate paid on borrowed funds was a $47.8 million, or 1%, increase in the average balance of borrowed funds to $3.57 billion during the current quarter from an average balance of $3.52 billion during the same quarter of the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $4.8 million to $65.5 million during the current quarter when compared to $70.3 million for the three months ending June 30, 2018. While the average balances and yields of interest-earning assets increased compared to the same periods last year, the increases were more than offset by an increased cost of deposits and borrowings. Our average interest earning assets during the current quarter increased $328.3 million, or 2%, when compared to the quarter ended June 30, 2018. The increase in average interest-earning assets was attributed primarily to the growth of the loan portfolio and to a lesser extent mortgage-backed securities, Federal Home Loan Bank stock and investment securities, partially offset by a decrease in other interest-earning cash equivalents. In addition to the increase in average interest earning assets was a 21 basis point increase in the yield on those assets to 3.51% from 3.30%. Our interest rate spread decreased 23 basis points to 1.70% compared to 1.93% during the same quarter last year, reflecting the effect of the flat yield curve. Our net interest margin decreased 19 basis points to 1.90% in the current quarter compared to 2.09% for the same quarter last year.
Provision for Loan Losses. We recorded a credit for loan losses of $2.0 million during the quarter ended June 30, 2019, as well as during the quarter ended June 30, 2018. The credits for loan losses reflected reduced levels of delinquent loans, lower charge-offs and continued elevated levels of recoveries of previously charged-off loans. We continue our awareness of the relative values of residential properties in comparison to their cyclical peaks. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for loan losses previously provided. In the current quarter we recorded net recoveries of $1.0 million compared to net recoveries of $1.9 million in the quarter ended June 30, 2018. Loan loss provisions (credits) are recorded with the objective of aligning our overall allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $39.3 million, or 0.30% of total recorded investment in loans receivable, at June 30, 2019, compared to $43.0 million or 0.34% of total recorded investment in loans receivable at June 30, 2018. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-in-

process. Refer to the Lending Activities section of the Overview and Note 4. Loans and Allowance for Loan Losses for further discussion.
Non-Interest Income. Non-interest income decreased $2.1 million, or 29%, to $5.1 million during the current quarter compared to $7.2 million during the quarter ended June 30, 2018 mainly as a result of a decrease in the net gain on sale of loans. Gains on the sale of loans decreased $2.0 million compared to the same quarter in the prior year which benefited from a bulk sale of $277.4 million of fixed rate loans to a private investor. There were $26.3 million of loan sales during the current quarter as compared to $305.5 million of loan sales during the quarter ended June 30, 2018.
Non-Interest Expense. Non-interest expense decreased $1.5 million, or 3%, to $49.9 million during the current quarter compared to $51.4 million during the quarter ended June 30, 2018. The decrease resulted primarily from a decline in salaries and employee benefits as well as other operating expenses, partially offset by an increase in marketing expenses. Salaries and employee benefits declined $1.1 million from the prior year mainly due to the non-recurrence of bonus payments awarded to all associates in the prior year in celebration of our 80th anniversary. Other operating expenses declined $1.0 million, primarily due to the non-recurrence of expenses related to the anniversary celebration, combined with lower professional services expense. Marketing expenditures increased $0.8 million during the current quarter as compared to the quarter ended June 30, 2018 and was attributed to the timing of media campaigns supporting our lending activities.
Income Tax Expense. The provision for income taxes was $4.5 million during the current quarter compared to $7.2 million during the quarter ended June 30, 2018. The provision for the current quarter included $4.8 million of federal income tax provision partially offset by $0.3 million of state income tax benefit. The provision for the quarter ended June 30, 2018 included $6.5 million of federal income tax provision and $0.7 million of state income tax provision. Our effective federal tax rate was 20.7% during the current quarter and 23.6% during the quarter ended June 30, 2018. As a result of the passing of the Tax Cuts and Jobs Act in 2017, the Company was required to use a blended maximum rate for the previous fiscal year. Our current effective income tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Nine Months Ended June 30, 2019 and 2018
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Nine Months Ended			Nine Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$218,789	$3,743	2.28%	$231,034	$2,641	1.52%
Investment securities	3,981	71	2.38%	176	3	2.27%
Mortgage-backed securities	555,061	9,936	2.39%	540,975	8,236	2.03%
Loans (2)	12,889,286	341,926	3.54%	12,572,328	313,821	3.33%
Federal Home Loan Bank stock	95,420	4,098	5.73%	92,196	3,826	5.53%
Total interest-earning assets	13,762,537	359,774	3.49%	13,436,709	328,527	3.26%
Noninterest-earning assets	403,760			371,923
Total assets	$14,166,297			$13,808,632
Interest-bearing liabilities:
Checking accounts	$887,980	2,477	0.37%	$958,256	903	0.13%
Savings accounts	1,358,347	8,267	0.81%	1,396,146	2,101	0.20%
Certificates of deposit	6,383,562	94,254	1.97%	5,906,826	69,930	1.58%
Borrowed funds	3,597,994	53,685	1.99%	3,630,208	43,634	1.60%
Total interest-bearing liabilities	12,227,883	158,683	1.73%	11,891,436	116,568	1.31%
Noninterest-bearing liabilities	177,676			186,942
Total liabilities	12,405,559			12,078,378
Shareholders’ equity	1,760,738			1,730,254
Total liabilities and shareholders’ equity	$14,166,297			$13,808,632
Net interest income		$201,091			$211,959
Interest rate spread (1)(3)			1.76%			1.95%
Net interest-earning assets (4)	$1,534,654			$1,545,273
Net interest margin (1)(5)		1.95%			2.10%
Average interest-earning assets to average interest-bearing liabilities	112.55%			112.99%
Selected performance ratios:
Return on average assets (1)		0.55%			0.62%
Return on average equity (1)		4.45%			4.92%
Average equity to average assets		12.43%			12.53%
_________________

(1)	Annualized.

(2)	Loans include both mortgage loans held for sale and loans held for investment.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $5.1 million to $58.7 million for the nine months ended June 30, 2019 compared to $63.8 million for the nine months ended June 30, 2018. This decrease in net income was attributable to declines in net interest income and non-interest income, a decrease in the credit for loan loss provision and an increase in non-interest expense, partially offset by a decrease in income tax expense.
Interest and Dividend Income. Interest and dividend income increased $31.3 million, or 10%, to $359.8 million during the nine months ended June 30, 2019 compared to $328.5 million during the same nine months in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans, and to a lesser extent, interest income on mortgage-backed securities and interest earning cash equivalents.
Interest income on loans increased $28.1 million, or 9%, to $341.9 million for the nine months ended June 30, 2019 compared to $313.8 million for the nine months ended June 30, 2018. This increase was attributed partly to a $317.0 million increase in the average balance of loans to $12.89 billion for the current nine-month period compared to $12.57 billion during the same nine months in the prior year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was combined with a 21 basis point increase in the average yield on loans to 3.54% for the nine months ended June 30, 2019 from 3.33% for the same nine months in the prior year. Increases in the prime rate between the two periods benefited the yield on home equity lines of credit for the nine months ended June 30, 2019, and contributed to the higher overall average yield.
Interest income on mortgage-backed securities increased $1.7 million, or 21%, to $9.9 million during the current nine months compared to $8.2 million during the nine months ended June 30, 2018. This increase was attributed to a 36 basis point increase in the average yield on mortgage-backed securities, combined with a $14.1 million increase in the average balance of mortgage-backed securities to $555.1 million for the current nine-month period compared to $541.0 million during the same nine months in the prior year.
Interest Expense. Interest expense increased $42.1 million, or 36%, to $158.7 million during the current nine months compared to $116.6 million during the nine months ended June 30, 2018. The increase resulted from an increase in interest expense on both deposits and borrowed funds.
Interest expense on CDs increased $24.4 million, or 35%, to $94.3 million during the nine months ended June 30, 2019 compared to $69.9 million during the nine months ended June 30, 2018. The increase was attributed primarily to a 39 basis point increase in the average rate we paid on CDs to 1.97% during the current nine months from 1.58% during the same nine months last year. In addition, there was a $476.7 million, or 8%, increase in the average balance of CDs to $6.38 billion from $5.91 billion during the same nine months of the prior year. Interest expense on savings and checking accounts increased $6.2 million and $1.6 million, respectively, to $8.3 million and $2.5 million during the nine months ended June 30, 2019, compared to the same nine month period of the prior year due to an increase in the average rates we paid on the deposits. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition. The increase in deposits was used, in combination with an increase in borrowings, to fund our balance sheet growth and our capital management activities, including share repurchases and dividend payments.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $10.1 million, or 23%, to $53.7 million during the nine months ended June 30, 2019 from $43.6 million during the nine months ended June 30, 2018. The increase was attributed to a 39 basis point increase in the average rate paid for these funds to 1.99%, during the nine months ended June 30, 2019 from 1.60% for the nine months ended June 30, 2018, as market rates have increased between the two periods and longer duration funding sources were utilized that carried higher interest rates. Partially offsetting the increase in the rate paid on borrowed funds was a $32.2 million, or 1%, decrease in the average balance of borrowed funds to $3.60 billion during the current nine months from $3.63 billion during the same nine months of the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $10.9 million, or 5%, to $201.1 million during the nine months ended June 30, 2019 from $212.0 million during the nine months ended June 30, 2018. Average interest-earning assets increased during the current nine-month period by $325.8 million, or 2%, when compared to the nine months ended June 30, 2018. The increase in average assets was attributed primarily to the growth of our loan portfolio and to a lesser extent mortgage-backed securities. In addition to the increase in average interest earning assets was a 23 basis point increase in the yield on those assets to 3.49% from 3.26%. However, average interest-bearing liabilities increased by $336.4 million and experienced a 42 basis point increase in cost, as our interest rate spread decreased 19 basis points to 1.76% compared to 1.95% during the same nine months last year reflecting the flattening yield curve and general interest rate environment. Our net interest margin was 1.95% for the current nine-month period and 2.10% for the same nine month period in the prior year. Our interest rate spread and net interest margin narrowed as our overall funding costs increased more than our asset yields increased.

Provision for Loan Losses. We recorded a credit for loan losses of $8.0 million during the nine months ended June 30, 2019 and a $9.0 million credit for loan losses during the nine months ended June 30, 2018. Continued strong recoveries of loan amounts previously charged off, low levels of current loan charge-offs and delinquent loans and reduced exposure from home equity lines of credit coming to the end of the draw period resulted in the loan provision credit during the current period. Nevertheless, we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. In the current nine months, we recorded net recoveries of $4.9 million, as compared to net recoveries of $3.0 million for the nine months ended June 30, 2018. The credit for loan losses recorded for the current nine months, as partially offset by net recoveries, resulted in a decrease in the balance of the allowance for loan losses. The allowance for loan losses was $39.3 million, or 0.30% of the total recorded investment in loans receivable, at June 30, 2019, compared to $43.0 million, or 0.34% of the total recorded investment in loans receivable, at June 30, 2018. Balances of recorded investments are net of deferred fees, expenses and any applicable loans-in-process. Refer to the Lending Activities section of the Overview and Note 4. Loans and Allowance for Loan Losses for further discussion.
Non-Interest Income. Non-interest income decreased $2.0 million, or 12%, to $14.7 million during the nine months ended June 30, 2019 compared to $16.7 million during the nine months ended June 30, 2018. The decrease in non-interest income is primarily due to a decrease in the net gain on sale of loans, which was $1.1 million during the nine months ended June 30, 2019 compared to $3.1 million during the nine months ended June 30, 2018. The prior year period benefited from a bulk sale of $277.4 million of fixed-rate loans to a private investor. There were loan sales of $85.1 million during the nine months ended June 30, 2019, compared to loan sales of $374.0 million during the nine months ended June 30, 2018.
Non-Interest Expense. Non-interest expense increased $1.7 million, or 1%, to $148.6 million during the nine months ended June 30, 2019 compared to $146.9 million during the nine months ended June 30, 2018. This increase resulted primarily from increases in salaries and employee benefits and marketing expenses, partially offset by a reduction in federal insurance premium and assessments. There was a $1.2 million increase in salaries and employee benefits during the current nine-month period compared to the nine-month period ended June 30, 2018, primarily related to both the timing and amount of health insurance for our employees, which can fluctuate based on the timing of claims. Marketing expenditures increased $1.2 million during the current period as compared to the prior period and was attributed to the timing of media campaigns supporting our lending activities.
Income Tax Expense. The provision for income taxes was $16.5 million during the nine months ended June 30, 2019 compared to $26.9 million during the nine months ended June 30, 2018. The decrease in expense was caused mainly by the combination of a decrease in income before income taxes and by the impact of the Act, which further lowered our effective federal rate in the more recent period and required additional tax expense for the re-measurement of the deferred tax asset during the nine months ended June 30, 2018. The provision for the current nine-month period included $15.2 million of federal income tax provision and $1.3 million of state income tax provision. The provision for the nine months ended June 30, 2018 included $25.3 million of federal income tax provision and $1.6 million of state income tax provision. Our effective federal tax rate was 20.5% during the nine months ended June 30, 2019 and 28.4% during the nine months ended June 30, 2018. Our expected effective federal income tax rate in the current year is lower than the federal statutory rate because of our ownership of bank-owned life insurance.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended June 30, 2019, our liquidity ratio averaged 5.61%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2019.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2019, cash and cash equivalents totaled $271.3 million, which represented an increase of 1% from September 30, 2018.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $564.9 million at June 30, 2019.
During the nine-month period ended June 30, 2019, loan sales totaled $85.1 million, which included a $19.0 million sale to a private investor and sales to Fannie Mae, consisting of $36.6 million of long-term, fixed-rate, agency-compliant, non-HARP II and non-Home Ready first mortgage loans, $0.1 million of loans that qualified under Fannie Mae's HARP II initiative and $29.4 million of loans that qualified under Fannie Mae's Home Ready initiative. Loans originated under the HARP II and Home Ready initiatives are classified as “held for sale” at origination, though the HARP II program ended December 31, 2018. Loans originated under non-HARP II or non-Home Ready, Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.
At June 30, 2019, $2.6 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” all of which qualified under Fannie Mae's Home Ready initiative. There were no loan sale commitments outstanding at June 30, 2019.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At June 30, 2019, we had $607.9 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $2.11 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of June 30, 2019 totaled $3.30 billion, or 37.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before June 30, 2020. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the nine months ended June 30, 2019, we originated $1.17 billion of residential mortgage loans, and $1.28 billion of commitments for home equity loans and lines of credit, while during the nine months ended June 30, 2018, we originated $1.72 billion of residential mortgage loans and $1.13 billion of commitments for home equity loans and lines of credit. We purchased $121.8 million of securities during the nine months ended June 30, 2019, and $121.1 million during the nine months ended June 30, 2018.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $222.9 million during the nine months ended June 30, 2019, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $256.7 million during the nine months ended June 30, 2018. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the nine months ended June 30, 2019, there was a $151.3 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $518.8 million at June 30, 2019. At June 30, 2018 the balance of brokered CDs was $648.2 million. Principal and interest owed on loans serviced for others experienced a net decrease of $12.3 million to $19.2 million during the nine months ended June 30, 2019 compared to a net decrease of $13.1 million to $22.7 million during the nine months ended June 30, 2018. During the nine months ended June 30, 2019 we increased our advances from the FHLB of Cincinnati by $111.9 million to manage the funding of new loan originations and our capital initiatives, and actively manage our liquidity ratio. During the nine months ended June 30, 2018, our advances from the FHLB of Cincinnati decreased by $6.6 million. During the nine months ended June 30, 2019, collateral settlements paid to counterparties in connection with interest rate swap agreements was $116.4 million. During the nine months ended June 30, 2018, collateral settlements received from counterparties was $48.3 million.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CD market. At June 30, 2019 we had $3.83 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at June 30, 2019, we had $518.8 million of brokered CDs. During the nine months ended June 30, 2019, we had average outstanding advances from the FHLB of Cincinnati of $3.60 billion as compared to average outstanding advances of $3.63 billion during the nine months ended June 30, 2018. The decrease in net average balance in the current year reflects an increase in the use of deposits to fund balance sheet growth and our capital initiatives, and to manage our on-balance sheet liquidity. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At June 30, 2019, we had the ability to immediately borrow an additional $19.8 million from the FHLB of Cincinnati and $48.6 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at June 30, 2019 was $4.61 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $92.3 million.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At June 30, 2019, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of June 30, 2019, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,535,830	19.55%	$785,599	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,496,514	10.54%	709,596	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,496,514	19.05%	628,479	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,496,500	19.05%	510,639	6.50%
The capital ratios of the Company as of June 30, 2019 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,771,840	22.47%
Tier 1 (Leverage) Capital to Net Average Assets	1,732,527	12.18%
Tier 1 Capital to Risk-Weighted Assets	1,732,527	21.97%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,732,527	21.97%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including our capital distribution strategies, which encompass our share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2018, the Company received an $85.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios. At

June 30, 2019, the Company had, in the form of cash and a demand loan from the Association, $168.7 million of funds readily available to support its stand-alone operations.
On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. There were 4,024,421 shares repurchased under that program through June 30, 2019. During the nine months ended June 30, 2019, the Company repurchased $7.9 million of its common stock.
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
On July 16, 2019, at a special meeting of members of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) of Third Federal Savings, MHC voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $1.10 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 16, 2020). The members approved the waiver by casting 62% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC is the 81% majority shareholder of the Company. Following the receipt of the members’ approval at the July 16, 2019 special meeting, Third Federal Savings, MHC filed a notice with, and a request for the non-objection of the FRB-Cleveland for the proposed dividend waivers. Both the non-objection from the FRB-Cleveland and the timing of the non-objection are unknown as of the filing date of this quarterly report.
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
During the nine months ended June 30, 2019, $66.1 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae on a servicing retained basis. Additionally, during the nine months ended June 30, 2019, $19.0 million of fixed-rate loans were sold, on a servicing retained basis, in a single bulk sale to a private investor. At June 30, 2019, $2.6 million of agency-compliant, long-term, fixed-rate residential first mortgage loans that qualified under Fannie Mae's Home

Ready program, were classified as “held for sale.” Of the agency-compliant loan sales during the nine months ended June 30, 2019, $29.5 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II (the HARP II program ended December 31, 2018) or Home Ready programs, and $36.6 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our reinstated seller contract, as described in the next paragraph. At June 30, 2019, we did not have any outstanding loan sales commitments.
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
We actively market an adjustable-rate mortgage loan product and a 10-year fixed-rate mortgage loan product. Each of these products provides us with improved interest rate risk characteristics when compared to longer-term, fixed-rate mortgage loans. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are better positioned to react to increases in market interest rates.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources, add stability to interest expense and manage exposure to interest rate movements. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. As market conditions and interest rates change, the fair value of the swap can fluctuate. Generally, if the current corresponding term interest rate is higher than at the time the swap was executed, the fair value of the swap would increase. If the current corresponding term interest rate is lower than at the time the swap was executed, the fair value of the swap would decrease. The change in fair value is recorded in OCI and is subsequently reclassified into earnings over the duration of the swap period. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at June 30, 2019 was $2.40 billion. The swap portfolio's weighted average fixed pay rate was 1.99% and the weighted average remaining term was 3.7 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Association's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the Association’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at June 30, 2019 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,404,990	$(560,174)	(28.51)%	10.44%	(284)
+200	1,671,081	(294,083)	(14.96)%	11.97%	(131)
+100	1,875,650	(89,514)	(4.56)%	13.01%	(27)
0	1,965,164	—	—	13.28%	—
-100	1,878,819	(86,345)	(4.39)%	12.48%	(80)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at June 30, 2019, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 14.96% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 4.39% decrease in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at June 30, 2019, with comparative information as of September 30, 2018. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 Basis Points Rate Shock)

	At June 30, 2019	At September 30, 2018
Pre-Shock EVE Ratio	13.28%	15.54%
Post-Shock EVE Ratio	11.97%	13.35%
Sensitivity Measure in basis points	(131)	(219)
Percentage Change in EVE	(14.96)%	(19.65)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate

Smart Rate (adjustable), home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 4.68% improvement in the Percentage Change in EVE measure at June 30, 2019 when compared to the measure at September 30, 2018. Factors contributing to this improvement included changes in market rates, capital actions by the Association, assumption and modeling changes and changes due to business activity. Movement in market interest rates included a decrease of 106 basis points for the two-year term, a decrease of 119 basis points for the five-year term and a decrease of 106 basis points for the ten-year term, and which resulted in an improvement of 7.27% in the Percentage Change in EVE. Partially offsetting this improvement was the impact of an $85.0 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.78%. Additionally, modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, on a net basis, negatively impacted the Association's Percentage Change in EVE by 3.60%. Our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition of duration extending funding sources. During the current fiscal year-to-date period, the net affect of mortgage asset accumulation and funding source extension resulted in 1.79% of improvement to our Percentage Change in EVE. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what our estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of June 30, 2019, we estimated that our EaR for the 12 months ending June 30, 2020 would decrease by 0.88% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase of 200 basis points. This assumption differs from the assumption used to report our EaR estimates in reporting periods prior to March 31, 2017, when our EaR disclosures were determined under assumed instantaneous changes in market interest rates. While that scenario is no longer used, the Association continues to calculate instantaneous scenarios, and as of June 30, 2019, we estimated that our EaR for the 12 months ending June 30, 2020 would decrease by 4.53% in the event of an instantaneous 200 basis point increase in market interest rates.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At June 30, 2019, the IRR profile as disclosed above was within our internal limits.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended June 30, 2019.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
April 1, 2019 through April 30, 2019	82,000	$16.40	82,000	5,996,479
May 1, 2019 through May 31, 2019	7,900	16.58	7,900	5,988,579
June 1, 2019 through June 30, 2019	13,000	17.79	13,000	5,975,579
	102,900	16.59	102,900

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

On July 16, 2019, at a special meeting of members of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) of Third Federal Savings, MHC voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $1.10 per share, to be declared on the Company’s common stock during the four quarterly periods ending June 30, 2020. The members approved the waiver by casting 62% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC is the 81% majority shareholder of the Company.

Following the receipt of the members’ approval at the July 16, 2019 special meeting, Third Federal Savings, MHC filed a notice with, and a request for the non-objection of the FRB-Cleveland for the proposed dividend waivers. Both the non-objection from the FRB-Cleveland and the timing of the non-objection are unknown as of the filing date of this quarterly report.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Not applicable

Item 6.
(a) Exhibits

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 305 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 7, 2019, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	August 7, 2019	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	August 7, 2019	/s/ Paul J. Huml
Paul J. Huml
Chief Financial Officer