Form 10-K
period 2019-09-30
TFS Financial CORP
filed 2019-11-26
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2019, as reported by the NASDAQ Global Select Market, was approximately $850.8 million.
At November 22, 2019, there were 280,028,912 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.11% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III hereof to the extent indicated therein.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and other terms as a tool for the reader. The acronyms and other terms identified below are used throughout the document.

ACT: Tax Cuts and Jobs Act	Freddie Mac: Federal Home Loan Mortgage Association
AOCI: Accumulated Other Comprehensive Income	FRS: Board of Governors of the Federal Reserve System
ARM: Adjustable Rate Mortgage	GAAP: Generally Accepted Accounting Principles
ASC: Accounting Standards Codification	Ginnie Mae: Government National Mortgage Association
ASU: Accounting Standards Update	GVA: General Valuation Allowance
Association: Third Federal Savings and Loan	HARP: Home Affordable Refinance Program
Association of Cleveland	HPI: Home Price Index
BOLI: Bank Owned Life Insurance	IRR: Interest Rate Risk
CDs: Certificates of Deposit	IRS: Internal Revenue Service
CFPB: Consumer Financial Protection Bureau	IVA: Individual Valuation Allowance
CLTV: Combined Loan-to-Value	LIHTC: Low Income Housing Tax Credit
Company: TFS Financial Corporation and its	LIP: Loans-in-Process
subsidiaries	LTV: Loan-to-Value
DFA: Dodd-Frank Wall Street Reform and Consumer	MMK: Money Market Account
Protection Act of 2010	MGIC: Mortgage Guaranty Insurance Corporation
EaR: Earnings at Risk	OCC: Office of the Comptroller of the Currency
EPS: Earnings per Share	OCI: Other Comprehensive Income
ESOP: Third Federal Employee (Associate) Stock	OTS: Office of Thrift Supervision
Ownership Plan	PMI: Private Mortgage Insurance
EVE: Economic Value of Equity	PMIC: PMI Mortgage Insurance Co.
Fannie Mae: Federal National Mortgage Association	QTL: Qualified Thrift Lender
FASB: Financial Accounting Standards Board	REMICs: Real Estate Mortgage Investment Conduits
FDIC: Federal Deposit Insurance Corporation	SEC: United States Securities and Exchange
FHFA: Federal Housing Finance Agency	Commission
FHLB: Federal Home Loan Bank	TDR: Troubled Debt Restructuring
FICO: Financing Corporation	Third Federal Savings, MHC: Third Federal Savings
FRB-Cleveland: Federal Reserve Bank of Cleveland	and Loan Association of Cleveland, MHC

PART I

Item 1.	Business

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
●
the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets, and changes in estimates of the allowance for loan losses;

●	decreased demand for our products and services and lower revenue and earnings because of a recession or other events;
●	changes in consumer spending, borrowing and savings habits;
●	adverse changes and volatility in the securities markets, credit markets or real estate markets;
●	our ability to manage market risk, credit risk and operational risk
●	our ability to access cost-effective funding
●
legislative or regulatory changes that adversely affect our business, including changes in regulatory costs and capital requirements and changes related to our ability to pay dividends and the ability of Third Federal Savings, MHC to waive dividends;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board;
●	the adoption of implementing regulations by a number of different regulatory bodies, and uncertainty in the exact nature, extent and timing of such regulations and the impact they will have on us;
●	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;
●	our ability to retain key employees
●	future adverse developments concerning Fannie Mae or Freddie Mac;
●	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the FRS and changes in the level of government support of housing finance;
●	the continuing governmental efforts to restructure the U.S. financial and regulatory system;
●	the ability of the U.S. Government to remain open, function properly and manage federal debt limits;
●	changes in policy and/or assessment rates of taxing authorities that adversely affect us or our customers;
●	changes in accounting and tax estimates;
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
THIRD CAPITAL, INC.
Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2019, Third Capital, Inc. had consolidated assets of $85.2 million, and for the fiscal year ended September 30, 2019, Third Capital, Inc. had consolidated net income of $1.7 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities. The following is a description of the entities in which Third Capital, Inc. is the owner, an investor or a partner.
Hazelmere Investment Group I, Ltd. This Ohio limited liability company engages in net lease transactions of commercial buildings in targeted markets. Third Capital, Inc. is a partner of this entity, receives a priority return on amounts contributed to acquire investment properties and has a 70% ownership interest in remaining earnings. Hazelmere Investment Group I, Ltd.recorded net income of $0.2 million during the fiscal year ended September 30, 2019.
Third Cap Associates, Inc. This Ohio corporation owns 49% and 60% of two title agencies that provide escrow and settlement services in the States of Ohio and Florida, primarily to customers of the Association. For the fiscal year ended September 30, 2019, Third Cap Associates, Inc. recorded net income of $0.8 million.
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
The Association’s business strategy is to originate mortgage loans with interest rates that are competitive with those of similar products offered by other financial institutions in its markets. Similarly, the Association offers checking accounts, savings accounts and certificate of deposit accounts, each bearing interest rates that are competitive with similar products offered by other financial institutions in its markets. The Association expects to continue to pursue this business philosophy. While this strategy does not enable the Association to earn the highest rates of interest on loans that it offers or to pay the lowest rates on its deposit accounts, the Association believes that this strategy is the primary reason for its successful growth in the past and will continue to be a successful strategy in the future.
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
Market Area
The Association conducts its operations from its main office in Cleveland, Ohio, and from 37 additional, full-service branches and eight loan production offices located throughout the states of Ohio and Florida. In Ohio, the Association maintains 21 full-service offices located in the northeast Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit, four loan production offices located in the central Ohio counties of Franklin and Delaware (Columbus, Ohio) and four loan production offices located in the southern Ohio counties of Butler and Hamilton (Cincinnati, Ohio). In Florida, the Association maintains 16 full-service branches located in the counties of Pasco, Pinellas, Hillsborough, Sarasota, Lee, Collier, Palm Beach and Broward.
The Association also provides savings products in all 50 states and first mortgage refinance loans in 21 states and the District of Columbia. Home equity lines of credit are provided in 25 states and the District of Columbia. First mortgage loans and bridge loans to purchase homes are provided in 13 states while other equity loan products are provided in eight states. These products are provided through its branch network for customers in its core markets of Ohio, Florida, Kentucky and selected counties in Indiana as well as its customer service call center and its internet site for all customers not served by its branch network.
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
The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2019 (the latest date for which information is publicly available), the Association had $4.7 billion of deposits in Cuyahoga County, and ranked fifth among all financial institutions with offices in the county in terms of deposits, with a market share of 8.25%. As of that date, the Association had $6.1 billion of deposits in the State of Ohio, and ranked ninth among all financial institutions in the state in terms of deposits, with a market share of 1.65%. As of June 30, 2019, the Association had $2.7 billion of deposits in the State of Florida, and ranked 29th among all financial institutions in terms of deposits, with a market share of 0.45%. This market share data excludes deposits held by credit unions, whose deposits are not insured by the FDIC.
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
From October 2018 through September 30, 2019, per data furnished by MarketTrac®, the Association had the largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the largest market share of conventional purchase mortgage loans originated in the seven northeast Ohio counties which comprise the Cleveland and Akron metropolitan statistical areas. In addition, based on the same statistics, the Association has consistently been one of the ten largest lenders in both Franklin County (Columbus, Ohio) and Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.

The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.
We rely on the reputation that has been built during the Association’s over 80-year history of serving its customers and the communities in which it operates, the Association’s high capital levels, and the Association's extensive liquidity alternatives which, in combination, serve to maintain and nurture customer and marketplace confidence. The Company’s high capital ratio continues to reflect the beneficial impact of our 2007 initial public offering, which raised net proceeds of $886 million. At September 30, 2019, our ratio of shareholders’ equity to total assets was 11.7%. Our liquidity alternatives include management and monitoring of the level of liquid assets held in our portfolio as well as the maintenance of alternative wholesale funding sources. For the year ended September 30, 2019, our liquidity ratio averaged 5.59% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) and, through the Association, we had the ability to immediately borrow an additional $60.7 million from the FHLB of Cincinnati under existing credit arrangements along with $44.9 million from the Federal Reserve Bank of Cleveland. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limit at September 30, 2019 was $4.27 billion, subject to satisfaction of the FHLB of Cincinnati's common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $85.4 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”
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
Lending Activities
The Association’s principal lending activity is the origination of fixed-rate and adjustable-rate, first mortgage loans to purchase or refinance residential real estate. Adjustable-rate and 10-year fixed rate first mortgage loans to refinance real estate are offered in 21 states and the District of Columbia. Also, the Association offers adjustable-rate and 10-year fixed rate first mortgage loans to purchase real estate in 13 states. Further, the Association originates residential construction loans to individuals (for the construction of their personal residences by a qualified builder) in Ohio and Florida. The Association also offers home equity lines of credit in 25 states and the District of Columbia and home equity loans in eight states. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Monitoring and Limiting Our Credit Risk for additional information regarding home equity loans and lines of credit. At September 30, 2019, residential real estate, fixed-rate and adjustable-rate, first mortgage loans totaled $10.99 billion, or 83.1% of our loan portfolio, home equity loans and lines of credit totaled $2.17 billion, or 16.5% of our loan portfolio, and residential construction loans totaled $52.3 million, or 0.4% of our loan portfolio. At September 30, 2019, adjustable-rate, residential real estate, first mortgage loans totaled $5.06 billion and comprised 38.3% of our loan portfolio.

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

	September 30,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core (1)
Ohio	$6,197,261		$6,052,208		$6,061,515		$5,937,114		$5,903,051
Florida	1,748,816		1,758,762		1,739,098		1,678,798		1,621,763
Other	2,956,947		3,119,841		2,945,591		2,453,740		1,938,125
Total	10,903,024	82.5%	10,930,811	84.7%	10,746,204	86.2%	10,069,652	85.5%	9,462,939	83.9%
Residential Home Today (1)
Ohio	81,081		90,604		103,803		116,253		129,416
Florida	3,771		4,150		4,924		5,414		6,050
Other	90		179		237		271		280
Total	84,942	0.6	94,933	0.7	108,964	0.9	121,938	1.0	135,746	1.2
Home equity loans and lines of credit
Ohio	677,212		652,271		606,301		597,735		641,321
Florida	415,849		369,252		340,530		370,111		421,904
California	357,550		268,230		205,157		210,004		216,233
Other	724,350		529,165		400,327		353,432		345,781
Total	2,174,961	16.5	1,818,918	14.1	1,552,315	12.4	1,531,282	13.0	1,625,239	14.4
Construction	52,332	0.4	64,012	0.5	60,956	0.5	61,382	0.5	55,421	0.5
Other consumer loans	3,166	—	3,021	—	3,050	—	3,116	—	3,468	—
Total loans receivable	13,218,425	100.0%	12,911,695	100.0%	12,471,489	100.0%	11,787,370	100.0%	11,282,813	100.0%
Deferred loan expenses (fees), net	41,976		38,566		30,865		19,384		10,112
Loans in process	(25,743)		(36,549)		(34,100)		(36,155)		(33,788)
Allowance for loan losses	(38,913)		(42,418)		(48,948)		(61,795)		(71,554)
Total loans receivable, net	$13,195,745		$12,871,294		$12,419,306		$11,708,804		$11,187,583
 ______________________

(1)
Residential Core and Home Today loans are primarily one- to four-family residential mortgage loans. See the Residential Real Estate Mortgage Loans section which follows for a further description of Home Today and Core loans.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at September 30, 2019, according to each loan's final due date. Demand loans, loans having no stated repayment schedule or maturity, are reported as being due in the fiscal year ending September 30, 2020. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential Real Estate		Home Equity Loans and Lines of Credit	Construction Loans	Other Consumer Loans	Total
	Core	Home Today
	(In thousands)
2020	$1,932	$8	$18,966	$—	$3,166	$24,072
2021	6,646	8	8,887	—	—	15,541
2022	52,440	146	3,461	—	—	56,047
2023 to 2024	371,981	511	17,718	—	—	390,210
2025 to 2029	1,568,385	362	264,668	—	—	1,833,415
2030 to 2034	713,417	30,616	13,459	4,522	—	762,014
2035 and beyond	8,188,223	53,291	1,847,802	47,810	—	10,137,126
Total	$10,903,024	$84,942	$2,174,961	$52,332	$3,166	$13,218,425
The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2019 that are contractually due after September 30, 2020.

	Due After September 30, 2020
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential Core	$5,838,440	$5,062,652	$10,901,092
Residential Home Today	84,852	82	84,934
Home Equity Loans and Lines of Credit	133,064	2,022,931	2,155,995
Construction	52,332	—	52,332
Total	$6,108,688	$7,085,665	$13,194,353
Residential Real Estate Mortgage Loans. The Association’s primary lending activity is the origination of residential real estate mortgage loans. A comparison of 2019 data to the corresponding 2018 data can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The Association currently offers fixed-rate conventional mortgage loans with terms of 30 years or less that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that amortize over a period of up to 30 years, provide an initial fixed interest rate for three or five years and then adjust annually, subject to rate reset options as discussed later in this section. At September 30, 2019, there were no “interest only” residential real estate mortgage loans held in the Association's portfolio.
The Association generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the FHFA, which is currently $484,350 and $726,525, respectively, for single-family homes in most of our lending markets. The Association also originates loans in amounts that exceed the lending limit for conforming loans, which the Association refers to as “jumbo loans.” The Association generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in the Association’s market areas.
The Association offers “Smart Rate” adjustable-rate mortgage loan products secured by residential properties with interest rates that are fixed for an initial period of three or five years, after which the interest rate generally resets every year based upon a contractual spread or margin linked to the Prime Rate as published in the Wall Street Journal. As part of a loan retention program, these adjustable-rate loans provide the borrower with an attractive rate reset option, which allow the borrower to re-lock the rate an unlimited number of times at the Association’s then current lending rates, for another three or five years (which must be the same as the original lock period). Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default. All of the Association’s adjustable-rate mortgage loans are subject to periodic and lifetime limitations on interest rate changes.

All adjustable-rate mortgage loans have initial and periodic caps of two percentage points on interest rate changes, with a cap of five or six percentage points for the life of the loan. Many of the borrowers who select adjustable-rate mortgage loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. Prior to 2010, the Association’s adjustable-rate mortgage loan products secured by residential properties offered interest rates that generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the FRS (“Traditional ARM”). The Association will permit borrowers to convert Traditional ARMs into fixed-rate mortgage loans at no cost to the borrower. The Association has never offered “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. At September 30, 2019, "Smart Rate" adjustable-rate mortgage loans totaled $5.01 billion, or 98.9% of the adjustable-rate mortgage loan portfolio and Traditional ARMs totaled $56.4 million, or 1.1% of the adjustable-rate mortgage loan portfolio.
The Association has always considered the promotion of home ownership a primary goal. In that regard, it has historically offered affordable housing programs in all of its market areas. These programs are targeted toward low- and moderate-income home buyers. The Association’s philosophy has been to provide borrowers the opportunity for home ownership within their financial means. During the latter portion of fiscal 2016, the Association began to market its HomeReady mortgage loan product for low- and moderate-income homeowners. Third Federal’s HomeReady product is designed to be saleable to Fannie Mae under its HomeReady program. Previously, the Association’s primary affordable housing program was referred to as "Home Today". The vast majority of loans originated under the Home Today program had higher risk characteristics than our Core residential real estate mortgage loan, but the Association attempted to mitigate that higher risk through the use of private mortgage insurance and continued pre- and post-purchase counseling. As of September 30, 2019, the Association had $84.9 million of loans outstanding that were originated through its Home Today program, most of which were originated prior to March 2009. At September 30, 2019, of the loans that were originated under the Home Today program, 8.2% were delinquent 30 days or more compared to 0.2% for the portfolio of Core loans as of that date. At September 30, 2019, $2.6 million, or 3.1%, of loans originated under the Home Today program were delinquent 90 days and over and $12.4 million of Home Today loans were non-accruing loans, representing 17.5% of total non-accruing loans as of that date. See “Non-performing Assets and Restructured Loans—Delinquent Loans” for a discussion of the asset quality of this portion of the Association’s loan portfolio.
For loans with LTV ratios in excess of 85% but equal to or less than 95%, the Association requires private mortgage insurance. LTV ratios in excess of 80% are not available for refinance transactions except for adjustable-rate, first mortgage loans and HomeReady loans. The HomeReady product requires private mortgage insurance on purchase transactions between 80.01% and 97% LTV and refinance transactions between 80.01% and 95% LTV.
The Association currently retains the servicing rights on all loans sold in order to generate fee income and reinforce its commitment to customer service. One- to four-family residential mortgage real estate loans that have been sold were underwritten generally to Fannie Mae guidelines. At the time of the closing of these loans the Association owns the loans and subsequently sells them to Fannie Mae and others providing normal and customary representations and warranties, including representations and warranties related to compliance, generally with Fannie Mae underwriting standards. At the time of sale, the loans are free from encumbrances except for the mortgages filed by the Association which, with other underwriting documents, are subsequently assigned and delivered to Fannie Mae and others. During each of the fiscal years ended September 30, 2019 and 2018, the Association recognized servicing fees, net of amortization, related to these servicing rights of $4.2 million and $4.3 million. As of September 30, 2019 and 2018, the principal balance of loans serviced for others totaled $1.80 billion and $1.93 billion, respectively. At September 30, 2019, substantially all of the loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. However, at September 30, 2019 an accrual for $0.6 million has been maintained for potential repurchase or loss reimbursement requests.
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
Prior to November 2008, the Association also originated loans under its high LTV program. These loans had initial LTV ratios as high as 95%. High LTV loans were originated with higher interest rates than the Association’s other residential real estate loans. To qualify for this program, the loan applicant was required to satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria). Borrowers did not obtain private mortgage insurance with respect to these loans, but the Association had negotiated with a private mortgage insurance carrier for pooled private mortgage insurance coverage. As of September 30, 2019, the Association had $37.2 million of loans outstanding that were originated through its High LTV program, $31.9 million of which the Association has insured through the private mortgage insurance carrier.
Home Equity Loans and Home Equity Lines of Credit. The Association offers home equity loans and home equity lines of credit, which are primarily secured by a second mortgage on residences. The home equity product is now offered in 25 states and the District of Columbia. Home equity lines of credit originated since 2013 require amortizing loan payments during the draw period. These offers were, and are, subject to certain property and credit performance conditions which, among other items, related to CLTV, geography, borrower income verification, minimum credit scores and draw period duration. At September 30, 2019 and 2018, home equity loans totaled $421.8 million, or 3.2%, and $440.8 million, or 3.4%, respectively, of total loans receivable (which included $269.4 million and $305.1 million, respectively, of home equity lines of credit which were in the amortization period and no longer eligible to be drawn upon and $26.5 million and $27.8 million of bridge loans), and home equity lines of credit totaled $1.75 billion, or 13.3%, and $1.38 billion, or 10.7%, respectively, of total loans receivable. A bridge loan permits a borrower to utilize the existing equity in their current home to fund the purchase of a new home before the current home is sold. Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are currently limited to a combined 80% LTV ratio (first and second mortgage liens). The Association charges a closing fee with respect to bridge loans. Additionally, at September 30, 2019 and 2018, the unadvanced amounts of home equity lines of credit totaled $2.21 billion and $1.77 billion, respectively. Home equity products offered by the Association prior to 2015 varied significantly as the product was slowly reintroduced at much lower volumes following the 2008 housing crisis. Prior to June 2010, the Association offered home equity loans and home equity lines of credit with underwriting standards that were less restrictive than current underwriting standards, which impacted acceptable LTV ratios, minimum credit scores, income and employment verification and line amounts. The vast majority of those pre-2010 products have been paid off, refinanced under current underwriting standards or are in the amortization period and no longer eligible to be drawn upon.
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

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2019. Home equity lines of credit in the draw period are reported according to geographical distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state):
Ohio	$1,362,281	$526,142	0.05%	60%	51%
Florida	616,399	302,459	0.07%	58%	52%
California	619,201	282,901	—%	62%	58%
Other (1)	1,366,890	641,629	0.02%	65%	60%
Total home equity lines of credit in draw period	3,964,771	1,753,131	0.03%	61%	55%
Home equity lines in repayment, home equity loans and bridge loans	421,830	421,830	1.23%	66%	46%
Total	$4,386,601	$2,174,961	0.31%	62%	53%
______________________

(1)	No individual other state has a committed or drawn balance greater than 10% of total loans and 5% of equity products.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2019. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At September 30, 2019, 35.7% of our home equity lending portfolio was either in first lien position (19.6%) or was in a subordinate (second) lien position behind a first lien that we held (13.1%) or behind a first lien that was held by a loan that we originated, sold and now service for others (3.0%). At September 30, 2019, 13.8% of our home equity line of credit portfolio in the draw period was making only the minimum payment on their outstanding line balance.

The following table sets forth by calendar origination year, the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2019. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination(1)	Current Mean CLTV Percent(2)
	(Dollars in thousands)
Home equity lines of credit in draw period (3)
2009 and Prior	$16,333	$5,220	—%	59%	44%
2010	10,445	3,006	—%	59%	41%
2013	40	17	—%	79%	55%
2014	107,622	33,723	—%	59%	41%
2015	211,310	80,521	0.05%	60%	44%
2016	394,449	160,324	0.19%	61%	49%
2017	851,495	388,515	0.02%	60%	52%
2018	1,177,822	569,101	0.03%	61%	57%
2019	1,195,255	512,704	—%	63%	62%
Total home equity lines of credit in draw period	3,964,771	1,753,131	0.03%	61%	55%
Home equity lines in repayment, home equity loans and bridge loans	421,830	421,830	1.23%	66%	46%
Total	$4,386,601	$2,174,961	0.31%	62%	53%
______________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2019. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

(3)	There are no remaining principal balances of home equity lines of credit originated during 2011 and 2012. Those years are excluded from the table above.
In general, the home equity line of credit product originated prior to June 2010 was characterized by a ten year draw period followed by a ten year repayment period; however, there were two types of transactions that could result in a draw period that extended beyond ten years. The first transaction involved customer requests for increases in the amount of their home equity line of credit. When the customer’s credit performance and profile supported the increase, the draw period term was reset for the ten year period following the date of the increase in the home equity line of credit amount. A second transaction that impacted the draw period involved extensions. If the account and customer met certain pre-established criteria, an offer was made to extend the otherwise expiring draw period by ten years from the date of the offer. If the customer chose to accept the extension, the origination date of the account remained unchanged but the account would have a revised draw period that was extended by ten years. As a result of these two programs, the reported draw periods for certain home equity line of credit accounts exceed ten years.

The following table sets forth by fiscal year when the draw period expires, the principal balance of home equity lines of credit in the draw period as of September 30, 2019, segregated by the current combined LTV range.

	Current CLTV Category
Home equity lines of credit in draw period (by End of Draw Fiscal Year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2020 (1)	$97,174	$444	$0	$13	$47	$97,678
2021	30,385	—	—	—	—	30,385
2022	29	—	—	—	—	29
2023	17	—	—	—	—	17
2024	19,203	71	—	4	—	19,278
2025	7,758	—	—	—	20	7,778
Post 2025	1,589,125	8,303	10	—	528	1,597,966
Total	$1,743,691	$8,818	$10	$17	$595	$1,753,131
______________________

(1)
Home equity lines of credit whose draw period ends in fiscal year 2020 include $8.1 million of lines where the customer has an interest only payment during the draw period. All other home equity lines of credit have an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
Home equity lines of credit originated in 2009 or earlier had delinquency levels comparatively higher than the years following 2010. Home equity lines of credit originated during those years also saw higher loan amounts, higher permitted LTV ratios, and lower credit scores. Declining housing values after 2008 contributed to the higher delinquencies for those years. However, recent increases in home values have allowed customers to refinance their home equity lines of credit approaching the end of the draw period. Most of the remaining home equity lines of credit originated in 2009 or prior have come to the end of their draw period and are in repayment. The combination of the principal balance of all home equity products no longer in the draw period, plus those lines originated in 2009 and earlier, is $427.0 million, a reduction of $126.2 million during the current fiscal year. In addition, as shown in the table below, the principal balance of home equity lines of credit in the draw period that have a current mean CLTV over 80% or unknown is $9.4 million, or 0.5% at September 30, 2019.
While there have been recent improvements, the previous past weakness in the housing market causes us to continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of September 30, 2019.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV):
< 80%	$3,939,379	$1,743,691	99.4%	0.02%	61%	55%
80 - 89.9%	24,066	8,818	0.5%	2.45%	79%	81%
90 - 100%	81	10	—%	—%	79%	92%
> 100%	113	17	—%	—%	39%	116%
Unknown (1)	1,132	595	0.1%	—%	34%	(1)
	$3,964,771	$1,753,131	100.0%	0.03%	61%	55%
______________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2019. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
Construction Loans. The Association originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Association’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Association offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 85%. At September 30, 2019, construction loans totaled $52.3 million, or 0.4% of total loans receivable. At September 30, 2019, the unadvanced portion of these construction loans totaled $25.7 million.
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
Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted by the Association’s loan personnel (all of whom are non-commissioned associates) operating at our main and branch office locations and at our loan production offices. All loans that the Association originates are underwritten pursuant to its policies and procedures, which, for real estate loans, are consistent with the ability to repay guidance provided by the CFPB. A small number of loans originated with the intent to sell and certain other long-term, fixed-rate loans, as described below, are originated using Fannie Mae processing and underwriting guidelines. The majority of loans, however, are originated using guidelines that are similar, but not identical to Fannie Mae processing and underwriting guidelines. The Association originates both adjustable-rate and fixed-rate loans and advertises extensively throughout its market area. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative consumer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. The Association’s loan origination and sales activity may be adversely affected by a rising interest rate environment or economic recession, which typically results in decreased loan demand. The Association’s residential real estate mortgage loan originations are generated by its in-house loan representatives, by direct mail solicitations, by referrals from existing or past customers, by referrals from local builders and real estate brokers, from calls to its telephone call center and from the internet.
Except for loans originated in accordance with the guidelines of Fannie Mae's HomeReady program, which loans are originated with the intent to sell, the Association decides whether to retain, sell or securitize the loans that it originates, after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. During the fiscal year ended September 30, 2019, the Association sold to Fannie Mae, in either whole loan or security form, $98.4 million of long-term, fixed-rate residential real estate mortgage loans, and to a private investor, $18.9 million of long-term, fixed-rate residential real estate mortgage loans, all on a servicing retained basis. In addition to sales of long-term, fixed-rate residential real estate mortgage loans, the Association has also previously sold to private parties, non-agency eligible, adjustable-rate loans on a servicing retained basis. Those sales evidenced the saleability of our loans that are not originated in accordance with agency specified procedures, including adjustable-rate loans. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure, the Association implemented loan origination changes in fiscal 2014 with respect to a small portion of our loan originations, which allow that portion of our first mortgage loan originations that were processed using the revised procedures to be eligible for securitization and sale in Fannie Mae mortgage backed security form. The balance of loans held for sale was $3.7 million at September 30, 2019, which were originated pursuant to the guidelines of Fannie Mae's HomeReady program.
Historically, the Association has retained the servicing rights on all residential real estate mortgage loans that it has sold, and intends to continue this practice into the future. At September 30, 2019, the Association serviced loans owned by others with a principal balance of $1.80 billion. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Association retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities. The Association did not enter into any loan participations during the fiscal year ended September 30, 2019 and does not expect to do so in the near future.

Loan Approval Procedures and Authority. The Association’s lending activities follow written underwriting standards and loan origination procedures established by its Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the property that will secure the loan. To assess the borrower’s ability to repay, the Association reviews the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.
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
Delinquent Loans. The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. The majority of our construction loan portfolio is secured by properties located in Ohio; therefore, it is not segregated by geography. There were no delinquencies in the construction loan portfolio for the fiscal years ended September 30, 2019, 2018, 2017, 2016 and 2015.

	Loans Delinquent For
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
September 30, 2019
Real estate loans:
Residential Core
Ohio	$8,519	$5,503	$14,022
Florida	930	1,305	2,235
Other	1,405	866	2,271
Total Residential Core	10,854	7,674	18,528
Residential Home Today
Ohio	4,155	2,586	6,741
Florida	159	37	196
Total Residential Home Today	4,314	2,623	6,937
Home equity loans and lines of credit
Ohio	1,746	1,950	3,696
Florida	1,065	1,260	2,325
California	187	552	739
Other	1,189	2,035	3,224
Total Home equity loans and lines of credit	4,187	5,797	9,984
Total	$19,355	$16,094	$35,449

	Loans Delinquent For
	30-89 Days	90 Days or More	Total
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
	(Dollars in thousands)
September 30, 2017
Real estate loans:
Residential Core
Ohio	$6,850	$8,756	$15,606
Florida	1,671	2,507	4,178
Other	149	712	861
Total Residential Core	8,670	11,975	20,645
Residential Home Today
Ohio	5,244	6,678	11,922
Florida	319	173	492
Total Residential Home Today	5,563	6,851	12,414
Home equity loans and lines of credit
Ohio	3,037	2,134	5,171
Florida	1,884	2,345	4,229
California	590	354	944
Other	859	575	1,434
Total Home equity loans and lines of credit	6,370	5,408	11,778
Total	$20,603	$24,234	$44,837

	Loans Delinquent For
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
September 30, 2016
Real estate loans:
Residential Core
Ohio	$8,901	$10,957	$19,858
Florida	790	4,055	4,845
Other	119	581	700
Total Residential Core	9,810	15,593	25,403
Residential Home Today
Ohio	7,456	6,954	14,410
Florida	398	378	776
Other	—	24	24
Total Residential Home Today	7,854	7,356	15,210
Home equity loans and lines of credit
Ohio	2,507	2,216	4,723
Florida	2,134	2,257	4,391
California	562	130	692
Other	1,213	329	1,542
Total Home equity loans and lines of credit	6,416	4,932	11,348
Total	$24,080	$27,881	$51,961

	Loans Delinquent For
	30-89 Days	90 Days or More	Total
	(Dollars in thousands
September 30, 2015
Real estate loans:
Residential Core
Ohio	$10,622	$14,746	$25,368
Florida	1,634	7,509	9,143
Other	309	1,051	1,360
Total Residential Core	12,565	23,306	35,871
Residential Home Today
Ohio	8,021	8,371	16,392
Florida	352	674	1,026
Other	—	23	23
Total Residential Home Today	8,373	9,068	17,441
Home equity loans and lines of credit
Ohio	2,633	2,772	5,405
Florida	1,894	1,608	3,502
California	680	49	729
Other	967	1,146	2,113
Total Home equity loans and lines of credit	6,174	5,575	11,749
Construction	—	427	427
Total	$27,112	$38,376	$65,488
Total loans seriously delinquent (i.e. delinquent 90 days or over) decreased four basis points to 0.12% of total net loans at September 30, 2019, from 0.16% at September 30, 2018. The percentage of seriously delinquent loans to total net loans decreased in the residential Core portfolio from 0.08% to 0.06%. Such loans in the residential Home Today portfolio decreased from 0.03% to 0.02%; and in the home equity loans and lines of credit portfolio decreased from 0.05% to 0.04%. Although regional employment levels have improved, we expect some borrowers who are current on their loans at September 30, 2019 to experience payment problems in the future.

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

The table below sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	September 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$37,052	$41,628	$43,797	$51,304	$62,293
Residential Home Today	12,442	14,641	18,109	19,451	22,556
Home equity loans and lines of credit(1)	21,771	21,483	17,185	19,206	21,514
Construction	—	—	—	—	427
Total non-accrual loans(2)(3)	71,265	77,752	79,091	89,961	106,790
Real estate owned	2,163	2,794	5,521	6,803	17,492
Total non-performing assets	$73,428	$80,546	$84,612	$96,764	$124,282
Ratios:
Total non-accrual loans to total loans	0.54%	0.60%	0.63%	0.76%	0.95%
Total non-accrual loans to total assets	0.49%	0.55%	0.58%	0.70%	0.86%
Total non-performing assets to total assets	0.50%	0.57%	0.62%	0.75%	1.00%
TDRs (not included in non-accrual loans above):
Real estate loans:
Residential Core	$47,829	$50,351	$53,511	$57,942	$60,175
Residential Home Today	24,651	26,861	28,751	32,401	35,674
Home equity loans and lines of credit	24,438	25,604	20,864	16,528	11,904
Total	$96,918	$102,816	$103,126	$106,871	$107,753
______________________

(1)
The totals at September 30, 2019, 2018, 2017, 2016 and 2015 include $0.6 million, $0.5 million, $0.5 million, $1.3 million and $1.8 million of performing home equity lines of credit, pursuant to regulatory guidance regarding senior lien delinquency issued in January 2012.

(2)
At September 30, 2019, 2018, 2017, 2016 and 2015 the totals include $52.1 million, $52.1 million, $47.0 million, $51.4 million and $55.5 million, respectively, in TDRs: which are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring; because they have been partially charged off; or because all borrowers have filed Chapter 7 bankruptcy, and had not reaffirmed or been dismissed.

(3)	At September 30, 2019, 2018, 2017, 2016 and 2015 the totals include $8.4 million, $10.5 million, $11.9 million, $12.4 million and $15.0 million in TDRs that are 90 days or more past due, respectively.
The gross interest income that would have been recorded during the year ended September 30, 2019 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $8.9 million. The interest income recognized on those loans included in net income for the year ended September 30, 2019 was $5.4 million.
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

	At or For the Years Ended September 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-Accrual Loans	$71,265	$77,752	$79,091	$89,961	$106,790
Accruing TDRs	96,917	102,816	103,126	106,871	107,753
Performing Impaired Loans	4,907	3,982	3,607	4,022	5,276
Less Loans Collectively Evaluated	(2,616)	(3,756)	(5,264)	(6,004)	(7,647)
Total Impaired loans	$170,473	$180,794	$180,560	$194,850	$212,172
In response to the economic challenges facing many borrowers, we continue to restructure loans. Loan restructuring is a method used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on impairment measurement, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES of the Notes to Consolidated Financial Statements. We had $157.4 million of TDRs (accrual and non-accrual) recorded at September 30, 2019, of which $80.3 million are Residential Core, $36.3 million are Home Today and $40.8 million are Home equity loans and lines of credit. This is an $8.0 million decrease in the recorded investment of TDRs from September 30, 2018.
The following table sets forth the recorded investments of accrual and non-accrual TDRs, by the types of concessions granted as of September 30, 2019.

	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total

Accrual
Residential Core	$26,916	$14,309	$6,604	$47,829
Residential Home Today	14,262	9,303	1,086	24,651
Home equity loans and lines of credit	23,270	171	997	24,438
Total	$64,448	$23,783	$8,687	$96,918
Non-Accrual, Performing
Residential Core	$6,619	$8,889	$12,465	$27,973
Residential Home Today	1,520	5,976	1,945	9,441
Home equity loans and lines of credit	10,067	2,665	1,909	14,641
Total	$18,206	$17,530	$16,319	$52,055
Non-Accrual, Non-Performing
Residential Core	$2,294	$1,753	$425	$4,472
Residential Home Today	451	1,589	203	2,243
Home equity loans and lines of credit	1,122	279	319	1,720
Total	$3,867	$3,621	$947	$8,435
Total TDRs
Residential Core	$35,829	$24,951	$19,494	$80,274
Residential Home Today	16,233	16,868	3,234	36,335
Home equity loans and lines of credit	34,459	3,115	3,225	40,799
Total	$86,521	$44,934	$25,953	$157,408

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
Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the estimated fair market value at the date of foreclosure less estimated costs to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions. Subsequent to acquisition, real estate owned is carried at the lower of the cost basis or estimated fair market value less estimated costs to sell. Increases in the fair market value are recognized through income not exceeding the valuation allowance. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2019, we had $2.2 million in real estate owned.
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
When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we charge-off that portion of the asset that is uncollectible. Our determinations as to the classification of our assets and the amount of our loss allowances are subject to review by the Association's primary federal regulator, the OCC, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of assets at September 30, 2019, the recorded investment of classified assets consists of substandard assets of $85.0 million, including $2.2 million of real estate owned, and we also had $6.9 million of assets designated special mention. As of September 30, 2019, there were no individual assets with balances exceeding $1 million that were classified as substandard. Substandard assets at September 30, 2019 include $16.1 million of loans 90 or more days past due and $66.7 million of loans less than 90 days past due displaying a weakness sufficient to warrant an adverse classification, the majority of which are TDRs.
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

•
changes in national, regional, and local economic and business conditions and trends including treasury yields, housing market factors and trends, such as the status of loans in foreclosure, real estate in judgment and real estate owned, and unemployment statistics and trends;

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

When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At September 30, 2019, the balance of such individual valuation allowances was $13.5 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and, if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Considering the review process and our suspension program, no allowance is deemed necessary for our unfunded commitments on this portfolio. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At September 30, 2019, we had a recorded investment of $2.20 billion in home equity loans and equity lines of credit outstanding, $5.8 million, or 0.3% of which were delinquent 90 days or more.
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

	At or For the Years Ended September 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance balance (beginning of the year)	$42,418	$48,948	$61,795	$71,554	$81,362
Charge-offs:
Real estate loans:
Residential Core
Ohio	883	874	1,728	3,214	4,522
Florida	282	58	1,272	981	1,703
Other	85	27	29	99	641
Total Residential Core	1,250	959	3,029	4,294	6,866
Residential Home Today
Ohio	761	1,318	2,172	2,649	3,277
Florida	—	45	83	112	175
Other	—	—	21	—	—
Total Residential Home Today	761	1,363	2,276	2,761	3,452
Home equity loans and lines of credit
Ohio	1,246	2,751	2,707	3,095	5,241
Florida	696	2,381	2,560	2,885	4,017
California	39	—	199	76	498
Other	994	700	707	1,790	1,278
Total Home equity loans and lines of credit	2,975	5,832	6,173	7,846	11,034
Construction	—	—	—	—	—
Total charge-offs	4,986	8,154	11,478	14,901	21,352
Recoveries:
Real estate loans:
Residential Core	2,314	2,601	5,458	3,708	5,369
Residential Home Today	1,910	1,957	1,311	1,433	1,533
Home equity loans and lines of credit	7,257	8,066	8,862	7,969	7,468
Construction	—	—	—	32	174
Total recoveries	11,481	12,624	15,631	13,142	14,544
Net recoveries (charge-offs)	6,495	4,470	4,153	(1,759)	(6,808)
Provision (Credit) for loan losses	(10,000)	(11,000)	(17,000)	(8,000)	(3,000)
Allowance balance (end of the year)	$38,913	$42,418	$48,948	$61,795	$71,554
Ratios:
Net recoveries (charge-offs) to average loans outstanding	0.05%	0.04%	0.03%	(0.02)%	(0.06)%
Allowance for loan losses to non-accrual loans at end of the year	54.60%	54.56%	61.89%	68.69%	67.00%
Allowance for loan losses to the total recorded investment in loans at end of the year	0.29%	0.33%	0.39%	0.52%	0.64%
Charge-offs decreased during the year ended September 30, 2019 when compared to the year ended September 30, 2018, reflecting the improving market conditions. We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses. We expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

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

	At September 30,
	2019			2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$19,753	50.8%	82.5%	$18,288	43.1%	84.7%	$14,186	29.0%	86.2%
Residential Home Today	4,209	10.8	0.6	3,204	7.6	0.7	4,508	9.2	0.9
Home equity loans and lines of credit	14,946	38.4	16.5	20,921	49.3	14.1	30,249	61.8	12.4
Construction	5	—	0.4	5	—	0.5	5	—	0.5
Total allowance	$38,913	100.0%	100.0%	$42,418	100.0%	100.0%	$48,948	100.0%	100.0%

	At September 30,
	2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$15,068	24.4%	85.5%	$22,596	31.6%	83.9%
Residential Home Today	7,416	12.0	1.0	9,997	14.0	1.2
Home equity loans and lines of credit	39,304	63.6	13.0	38,926	54.4	14.4
Construction	7	—	0.5	35	—	0.5
Total allowance	$61,795	100.0%	100.0%	$71,554	100.0%	100.0%
During the year ended September 30, 2019, the total allowance for loan losses decreased $3.5 million, to $38.9 million from $42.4 million at September 30, 2018, as we recorded a $10.0 million credit for loan losses, while recoveries exceeded loan charge-offs by $6.5 million for the year. The allowance for loan losses related to loans evaluated collectively decreased by $4.9 million during the year ended September 30, 2019, and the allowance for loan losses related to loans evaluated individually increased by $1.4 million. Refer to the "Activity in the Allowance for Loan Losses" and "Analysis of the Allowance for Loan Losses" tables in Note 5 of the Notes to Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the year ended September 30, 2019 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The recorded investment of this segment of the loan portfolio decreased 0.3% or $28.3 million, while the total allowance for loan losses increased 8.0% or $1.5 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased $1.3 million, or 11.6%, from $11.4 million at September 30, 2018 to $12.7 million at September 30, 2019. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, increased 0.02% to 0.12% at September 30, 2019 from 0.10% at September 30, 2018. The increases in the balance and ratio of the allowance for loan losses reflected the Association's concern around the recent 2-year/10-year Treasury yield curve inversion. History has shown that yield curve inversion is often a leading indicator of a recession, which has been historically followed by increased delinquencies and losses. Helping to temper the increase in the allowance were the relatively low levels of loan delinquencies during the current year when compared to prior periods. Total delinquencies decreased 10.4% to $18.5 million at September 30, 2019 from $20.7 million at September 30, 2018. Loans 90 or more days delinquent decreased 29.0% to $7.7 million at September 30, 2019 from $10.8 million at September 30, 2018. Net recoveries during the current year were less at

$1.1 million as compared to $1.6 million during the year ended September 30, 2018. The credit profile of this portfolio segment remained strong during the fiscal year due to the addition of high credit quality, residential first mortgage loans.

•
Residential Home Today – The recorded investment of this segment of the loan portfolio decreased 10.7% or $10.1 million, as we are no longer originating loans under the Home Today program. The total allowance for loan losses for this segment increased by $1.0 million or 31.4%, which was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased by 67.8% from $1.1 million at September 30, 2018 to $1.8 million at September 30, 2019. Similarly, the ratio of the allowance to the total balance of loans in this loan segment that were evaluated collectively, increased 1.8% to 3.8% at September 30, 2019 from 2.0% at September 30, 2018. Total delinquencies decreased from $8.4 million at September 30, 2018 to $6.9 million at September 30, 2019. Delinquencies greater than 90 days decreased from $3.8 million to $2.6 million during the same period. Net recoveries during the current quarter were greater at $1.1 million compared to $0.6 million during the year ended September 30, 2018. This allowance fluctuates based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. This allowance increased this year based on the risk that remains based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans, the Association's concern around the recent 2-year/10-year Treasury yield curve inversion historically followed by increased delinquencies and losses and the continued depressed home values that remain in this portfolio.

•
Home Equity Loans and Lines of Credit – The recorded investment of this segment of the loan portfolio increased 19.6% or $360.2 million from $1.84 billion at September 30, 2018 to $2.20 billion at September 30, 2019. The total allowance for loan losses for this segment decreased 28.6% to $14.9 million from $20.9 million at September 30, 2018. The portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) decreased by $7.0 million, or 38.9%, from $17.9 million to $10.9 million during the year ended September 30, 2019. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also decreased to 0.5% at September 30, 2019 from 1.0% at September 30, 2018. Net recoveries for this loan segment during the current year were greater at $4.3 million for the current year as compared to $2.2 million for the year ended September 30, 2018. Total delinquencies for this portfolio segment decreased 19.5% to $10.0 million at September 30, 2019 as compared to $12.4 million at September 30, 2018. Delinquencies greater than 90 days decreased 2.3% to $5.8 million at September 30, 2019 from $5.9 million at September 30, 2018. The reduction in the allowance is mainly supported by a reduction of the principal balance of home equity lines of credit coming to the end of the draw period. In recent years, a large portion of the overall allowance has been allocated to the home equity loans and lines of credit portfolio to address exposure from customers whose lines of credit were originated without amortizing payments during the draw period and who could face potential increased payment shock at the end of the draw period. In general, home equity lines of credit originated prior to June 2010 were characterized by a ten-year draw period, with interest only payments, followed by a ten-year repayment period. However, a large number of those lines of credit approaching the end of draw period have been paid off or refinanced without significant loss. The principal balance of home equity lines of credit originated without amortizing payments during the draw period that are coming to the end of its draw period through fiscal 2020 is $8.1 million at September 30, 2019, compared to $116.9 million at September 30, 2018. As this exposure decreases without incurring significant loss, the portion of the overall allowance allocated to the home equity loans and lines of credit category can be decreased. Originations after February 2013 require an amortizing payment during the draw period and do not face the same end-of-draw increased payment shock risk.

While the portfolio performance has improved, loan losses on home equity loans and lines of credit continued to comprise a large component of our gross charge-offs for 2019 and are expected to continue to represent a large portion of our charge-offs for the foreseeable future based on the relatively higher risk of this product when compared to a first mortgage loan.
Our analysis for evaluating the adequacy of and the appropriateness of our loan loss provision and allowance for loan losses is continually refined as new information becomes available and actual loss experience is acquired. During the years ended September 30, 2019, 2018, 2017, 2016 and 2015 no material changes were made to the allowance methodology.
Investments
The Association’s Board of Directors is responsible for establishing and overseeing the Association’s investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the Board of Directors, or a committee thereof, and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. The Association’s Investment Committee, which consists of its chief operating officer, chief financial officer and other members of management, oversees its investing activities and strategies. The portfolio manager is responsible for making securities portfolio decisions in accordance with established policies. The portfolio manager has the authority to purchase and sell securities within specific guidelines established in the investment policy, but historically the portfolio manager has executed purchases only after extensive discussions with other Investment Committee members. All transactions are formally reviewed by the Investment Committee at least quarterly. Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Investment Committee, who decides whether to hold or sell the investment.
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
The Association’s investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or equity securities other than its required investment in the common stock of the FHLB of Cincinnati. As of September 30, 2019, we held no asset-backed securities or securities with sub-prime credit risk exposure, nor did we hold any banker’s acceptances, term federal funds, repurchase agreements or reverse repurchase agreements. As a federal savings association, the Association is not permitted to invest in equity securities. This general restriction does not apply to the Company. The Association’s investment policy permits the use of interest rate agreements (caps, floors and collars) and interest rate exchange contracts (swaps) in managing our interest rate risk exposure. The use of financial futures, however, is prohibited without specific approval from its Board of Directors.
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
The fair value of our investment portfolio at September 30, 2019 consisted of $6.8 million in primarily fixed-rate securities guaranteed by Fannie Mae, and $541.0 million of REMICs collateralized only by securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
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

	At September 30,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investments available for sale:
U.S. Government and agency obligations	—	—	$3,975	$3,968	$—	$—
REMICs	544,042	541,042	537,330	519,999	533,427	528,536
Fannie Mae certificates	6,563	6,822	7,906	7,998	8,537	8,943
Total investment securities available for sale	$550,605	$547,864	$549,211	$531,965	$541,964	$537,479

Portfolio Maturities and Yields. The composition and maturities of our securities portfolio at September 30, 2019 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. There were no securities with a maturity of one year or less. All of our securities at September 30, 2019 were taxable securities.

	More than One Year Through Five years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investments available-for-sale:
REMICs	3,324	2.16%	82,188	2.03%	458,530	2.23%	544,042	541,042	2.20%
Fannie Mae certificates	4,347	1.71%	2,216	6.46%	—	—%	6,563	6,822	3.31%
Total investment securities available-for-sale	$7,671	1.90%	$84,404	2.15%	$458,530	2.23%	$550,605	$547,864	2.22%
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
Deposits. The Association obtains deposits primarily from the areas in which its branch offices are located, as well as from its customer service call center, its internet website, and from brokered CDs. It relies on its competitive pricing, convenient locations, and customer service to attract and retain its non-brokered deposits. It offers a variety of retail deposit accounts with a range of interest rates and terms. Its retail deposit accounts consist of savings accounts, money market accounts, checking accounts, CDs, individual retirement accounts, and other qualified plan accounts.

Interest rates paid, maturity terms, service fees, and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors, and our deposit growth goals.
At September 30, 2019, deposits totaled $8.77 billion. Checking accounts totaled $862.6 million (including $787.8 million of interest-bearing checking accounts) and savings accounts totaled $1.48 billion (including $1.39 billion of higher yield savings accounts and MMK). At September 30, 2019, the Association had a total of $6.42 billion in CDs (including $507.8 million of brokered CDs), of which $3.31 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes the Association will retain a large portion of these accounts upon maturity.
The following table sets forth the distribution of the Association’s average total deposit accounts, by account type, for the fiscal years indicated.

	For the Years Ended September 30,
	2019			2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Checking	$881,233	10.2%	0.36%	$947,728	11.4%	0.15%	$992,042	12.1%	0.09%
Savings	1,381,646	16.0%	0.85%	1,364,410	16.5%	0.25%	1,514,275	18.5%	0.14%
Certificates of deposit	6,388,905	73.8%	2.01%	5,989,453	72.1%	1.63%	5,672,212	69.4%	1.49%
Total deposits	$8,651,784	100.0%	1.66%	$8,301,591	100.0%	1.23%	$8,178,529	100.0%	1.07%
The following table sets forth the distribution of the Association’s total deposit accounts, by account type, at September 30, 2019.

	At September 30, 2019
	Balance	Percent	Weighted Average Cost of Funds
	(Dollars in thousands)
Deposit type
Interest Bearing:
Checking	$862,647	9.9%	0.24%
Savings accounts, excluding Money market accounts	1,042,357	11.9%	0.47%
Money market accounts	441,843	5.0%	1.73%
Certificates of deposit, including accrued interest	6,419,537	73.2%	2.15%
Total Deposits	$8,766,384	100.0%	1.74%
As of September 30, 2019, the aggregate amount of the Association’s outstanding CDs in amounts greater than or equal to $100,000 was approximately $3.17 billion. The following table sets forth the maturity of those CDs as of September 30, 2019.

At September 30, 2019
(In thousands)
Three months or less	$649,246
Over three months through six months	411,325
Over six months through one year	483,186
Over one year to three years	1,149,698
Over three years	476,106
Total	$3,169,561

Borrowings. At September 30, 2019, the Association had $3.90 billion of borrowings from the FHLB of Cincinnati. During the fiscal year ended September 30, 2019, the Association’s only third-party borrowings consisted of loans, commonly referred to as “advances,” from the FHLB of Cincinnati. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. Our current, immediate additional borrowing capacity with the FHLB of Cincinnati is $60.7 million as limited by the amount of FHLB of Cincinnati common stock that we own. Based on the amount of collateral that is subject to the blanket pledge that secures advances, in addition to the existing available capacity, our capacity limit for additional borrowings from the FHLB of Cincinnati at September 30, 2019 was $4.27 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $85.4 million. The ability to borrow from the FRB-Cleveland Discount Window is also available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio. At September 30, 2019, the Association had the capacity to borrow up to $44.9 million from the FRB-Cleveland and had no amount outstanding as of that date.
The following table sets forth information concerning balances and interest rates, excluding the impact of interest rate swap contracts, on the Association’s borrowings at and for the periods shown:

	At or For The Fiscal Years Ended September 30,
	2019	2018	2017
	(Dollars in thousands)
Balance at end of year	$3,902,981	$3,721,699	$3,671,377
Average balance during year	$3,651,273	$3,632,255	$3,231,709
Maximum outstanding at any month end	$3,903,524	$3,818,490	$3,679,225
Weighted average interest rate at end of year	2.10%	2.12%	1.36%
Average interest rate during year	2.01%	1.65%	1.32%
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

	At or For the Fiscal Years Ended September 30,
	2019	2018	2017
	(Dollars in thousands)
FHLB borrowings (30 days and under):
Balance at end of year	$500,000	$1,206,000	$1,110,000
Maximum outstanding at any month-end	$1,149,000	$1,268,000	$1,234,000
Average balance during year	$724,396	$1,069,826	$970,733
Average interest rate during the fiscal year	2.39%	1.64%	0.81%
Weighted average interest rate at end of year	2.24%	2.10%	1.17%

	At or For the Fiscal Years Ended September 30,
	2019	2018	2017
	(Dollars in thousands)
FHLB borrowings (90 days):
Balance at end of year	$2,750,000	$1,725,000	$1,500,000
Maximum outstanding at any month-end	$3,180,000	$1,750,000	$1,500,000
Average balance during year	$2,277,910	$1,637,740	$1,005,548
Average interest rate during the fiscal year	2.44%	1.76%	0.96%
Weighted average interest rate at end of year	2.22%	2.15%	1.25%

A maturity schedule, according to GAAP, for FHLB borrowings is shown in Note 10. Borrowed Funds of the Notes to Consolidated Financial Statements. The following table sets forth the effective maturity of FHLB borrowings, ignoring the impact of deferred penalties and reflecting the impact of interest rate swaps discussed in Note 17. Derivative Instruments of the Notes to Consolidated Financial Statements. When taking into consideration the blended balance of both the FHLB borrowings and the associated swap transactions hedging those borrowings, the weighted average cost of funds as of September 30, 2019 was 1.92%.

	At September 30, 2019
	Balance	Percent	Weighted Average Cost of Funds
	(Dollars in thousands)
Borrowings
Maturing in:
12 months or less	$880,294	22.6%	1.95%
13 to 36 months	1,425,709	36.6%	1.64%
37 months or more	1,589,721	40.8%	2.16%
Total Borrowings	$3,895,724	100.0%	1.92%

Federal Taxation
General. The Company and the Association are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering on April 20, 2007, the Company and the Association were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and the Association were no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owned at least 80% of the common stock of the Company. As a result of the Company's stock repurchase program over the past few years, which reduced the number of outstanding shares of the Company, at September 30, 2019, Third Federal Savings, MHC, owned 81.12% of the common stock of the Company and the Company and the Association can, again, be a part of Third Federal Savings, MHC’s consolidated tax group. Beginning on September 30, 2007 and for each subsequent fiscal year thereafter, the Company has filed consolidated tax returns with the Association and Third Capital Inc., its wholly-owned subsidiaries.
The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or its subsidiaries.
Bad Debt Reserves. Historically, the Third Federal Savings, MHC consolidated group used the specific charge-off method to account for bad debt deductions for income tax purposes, and the Company has used and intends to use the specific charge-off method to account for tax bad debt deductions in the future.
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
At September 30, 2019, the total federal pre-base year bad debt reserve of the Association was approximately $105.0 million.
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
The Association is a federal savings association that is currently examined and supervised by the OCC and the CFPB, and is subject to examination by the FDIC under certain circumstances. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market risk. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The Association also is a member of and owns stock in the FHLB of Cincinnati, which is one of the eleven regional banks in the FHLB System. The Association is also regulated to a lesser extent by the FRS, governing reserves to be maintained against deposits and other matters. The OCC will examine the Association and prepare reports for the consideration of the Association’s Board of Directors on any operating deficiencies. The CFPB, which is discussed further in the Dodd-Frank Act section that follows, has examination and enforcement authority over the Association. The Association’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Association’s mortgage documents.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% in addition to the minimum capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At September 30, 2019, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer". In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As presented in Note 3. Regulatory Matters, at September 30, 2019, the Association exceeded all regulatory capital requirements to be considered “Well Capitalized”.
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2019, the Association was in compliance with the loans-to-one borrower limitations.
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
A savings association that fails the qualified thrift lender test must operate under specified restrictions. Under the DFA, non-compliance with the QTL test may subject the Association to agency enforcement action for a violation of law. At September 30, 2019, the Association satisfied the QTL test.
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
The Association, in compliance with the preceding requirements, paid an $85 million cash dividend to the Company during the fiscal years ending September 30, 2019 and 2018 and an $81 million cash dividend to the Company during the fiscal year ending September 30, 2017. There were no dividends paid to the Company by Third Capital during the fiscal years ended September 30, 2019, 2018 or 2017.
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
Under current FRS regulations, Third Federal Savings, MHC is required to obtain the approval of its members (depositors and certain loan customers of the Association) every 12 months to enable Third Federal Savings, MHC to waive its right to receive dividends on the Company’s common stock that Third Federal Savings, MHC owns. Third Federal Savings, MHC has received this approval of its members at meetings held July 16, 2019, July 11, 2018, July 19, 2017, July 26, 2016 and August 5, 2015. Third Federal Savings, MHC has the approval to waive the receipt of up to a total of $1.10 per share of dividends from the Company over the four quarterly periods ending June 30, 2020. Third Federal Savings, MHC waived its right to receive a $0.27 per share dividend payment on September 17, 2019. As a result of the 2018, 2017, 2016 and 2015 approvals, Third Federal Savings, MHC previously waived its right to receive four separate $0.25 per share dividend payments during the four quarterly periods ending June 30, 2019, four separate $0.17 per share dividend payments during the four quarterly periods ending June 30, 2018, four separate $0.125 per share dividend payments during the four quarterly periods ending June 30, 2017 and four separate $0.10 per share dividend payments during the four quarterly periods ending June 30, 2016.
Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. The Association maintains a liquid asset portfolio comprised of agency securities that are collateralized by mortgages, in addition to cash and cash equivalents, to maintain sufficient liquidity to fund business operations.
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
Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•
well capitalized (at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital, and 6.5% common equity Tier 1 ratios, and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued under certain statutes and regulations, to maintain a specific capital level for any capital measure);

•	adequately capitalized (at least 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital and 4.5% common equity Tier 1 ratios);

•	undercapitalized (less than 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital, or 4.5% common equity Tier 1 ratios);

•	significantly undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital, 6% total risk-based capital or 3% common equity Tier 1 ratios); and

•	critically undercapitalized (less than or equal to 2% tangible capital to total assets).
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
As of September 30, 2019, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required (Well Capitalized)
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,557,868	19.56%	$796,329	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,518,952	10.54%	720,442	5.00%
Tier I Capital to Risk-Weighted Assets	1,518,952	19.07%	637,063	8.00%
Common Equity Tier I to Risk-Weighted Assets	1,518,938	19.07%	517,614	6.50%

Insurance of Deposit Accounts. The DFA permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008.
The FDIC, as a requirement of the DFA, bases its assessments on each institution’s total assets less Tier 1 capital, with an assessment schedule that ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest. Institutions with over $10 billion of total assets, such as the Association, are classified for assessment purposes as "Large Institutions", and unless otherwise classified, are subjected to a large institution pricing system that includes a separate “scorecard” methodology. In conjunction with the FDIC Deposit Insurance Fund’s reserve ratio reaching 1.15%, the assessment range was lowered to 1.5 to 40 basis points, effective July 1, 2016. In addition, “Large Institutions” (those with assets of $10 billion or more) were assessed a surcharge required by the DFA until the earlier of the Deposit Insurance Fund reaching 1.35% or December 31, 2018. The surcharge was 4.5 basis points of the Large Institution’s “surcharge base,” which is generally its regular assessment base reduced by $10 billion. The FDIC announced that the 1.35% ratio was reached as of September 30, 2018 and the surcharge ended with payment of the December 31, 2018 invoice.
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
All FDIC-insured institutions have been required to pay a pro rata portion of the interest due on obligations issued by the FICO for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The last of the remaining FICO bonds matured in September 2019. The quarterly FICO assessments ended with the payment of the March 2019 invoice.
For the fiscal year ended September 30, 2019, the Association paid $81.4 thousand related to the FICO bonds and $8.3 million applicable to deposit insurance assessments. The deposit insurance payments are assessed on an arrears basis. At September 30, 2019, the balance of the Association's accrued deposit insurance assessment was $2.1 million.
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
As of September 30, 2019, outstanding borrowings (including accrued interest) from the FHLB of Cincinnati were $3.90 billion and the Association was in compliance with the stock investment requirement.
Proposed Federal Regulation
On September 10, 2018, the OCC issued a proposed rule implementing a section of the Economic Growth, Relief and Consumer Protection Act that permits an eligible federal savings association with total consolidated assets of $20 billion or less as of December 31, 2017, to elect to operate with national bank powers without converting to a national bank charter. The proposed rule was finalized in May 2019. No such election had been made by the Association as of September 30, 2019.
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

The previously discussed final rule regarding regulatory capital requirements implemented the DFA’s directive as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions generally applied to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer was phased in between 2016 and 2019.
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
Waivers of Dividends by Third Federal Savings, MHC. Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. The OTS, the previous regulator for Third Federal Savings, MHC, allowed dividend waivers provided the mutual holding company’s Board of Directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of its subsidiary institution. In February 2008, the Company declared its first quarterly dividend and Third Federal Savings, MHC waived its right to receive each dividend paid by the Company. Section 625(a) of DFA preserved, for mutual holding companies, including Third Federal Savings, MHC, that had reorganized into mutual holding company form, issued minority stock and waived dividends prior to December 1, 2009, the right to waive dividends if the waiver was not detrimental to the safe and sound operation of the savings association and the board of directors expressly determines that the waiver is consistent with the fiduciary duties of the board to the mutual members of the mutual holding company. However, on August 12, 2011, the FRS issued an interim final rule that added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. The FRS is reviewing comments on the interim final rule, which were required to be submitted by November 1, 2011, as part of its rulemaking process, and there can be no assurance that the final rule will not require such a member vote. On July 16, 2019, Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.10 per share during the four quarterly periods ending June 30, 2020. Third Federal Savings, MHC previously received the approval of its members at: (1) a July 11, 2018 meeting to waive receipt of dividends up to a total of $1.00 per share during the four quarterly periods ending June 30, 2019, (2) a July 19, 2017 meeting to waive receipt of dividends up to a total of $0.68 per share during the four quarterly periods ending June 30, 2018; (3) a July 26, 2016 meeting to waive receipt of dividends up to $0.50 per share during the four quarterly periods ending June 30, 2017; and (4) an August 5, 2015 meeting to waive receipt of dividends up to $0.40 per share during the four quarterly periods ending June 30, 2016.
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
Our net interest income can also be negatively impacted when assets and funding sources with seemingly similar, but not identical re-pricing characteristics react differently to changing interest rates. An example is our home equity lines of credit loan portfolio and our interest-bearing checking and savings deposit products. Interest rates charged on our home equity lines of credit loans are linked to the prime rate of interest, which generally adjusts in a direct relationship to changes in the FRS’s Federal Funds target rate. Similarly, our interest-bearing checking and savings deposit products are generally expected to adjust when changes are made to the Federal Funds target rate. However, to the extent that increases or decreases are made to the Federal Funds target rate, and those increases or decreases translate into increases or decreases of the prime rate and the rate charged on our home equity lines of credit loans, but do not extend to equivalent adjustments to our interest-bearing checking and savings deposit products, we can experience a reduction in our net interest income. At September 30, 2019, we held $2.02 billion of home equity lines of credit loans and $2.18 billion of interest-bearing checking and savings deposits.
Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized mortgage servicing rights. As of September 30, 2019, we serviced $1.80 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an amortized cost of $8.1 million and an estimated fair value, at that date, of $13.5 million. Because the estimated life and estimated income to be derived from servicing the underlying mortgage loans generally increase with rising interest rates and decrease with falling interest rates, the value of mortgage servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.
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
In general, changes in market and competitive interest rates result from events that we do not control and over which we generally have little or no influence. As a result, mitigation of the adverse affects of changing interest rates is generally limited to controlling the composition of the assets and liabilities that we hold. To monitor our positions, we maintain an interest rate risk modeling system which is designed to measure our interest rate risk sensitivity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off balance sheet items (the institution’s economic value of equity) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. At September 30, 2019, in the event of an immediate 200 basis point increase in all interest rates, our model projects that we would experience a $354.3 million, or 15.78%, decrease in EVE. Our calculations further project that, at September 30, 2019, in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the twelve month measurement period to an aggregate increase in 200 basis points, we would expect our projected net interest income for the twelve months ended September 30, 2020 to increase by 1.53%. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
A worsening of economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.

Our performance is significantly impacted by the general economic conditions in our primary markets in the states of Ohio and Florida, and surrounding areas. We also originate loans in other states which will be impacted by national or regional economic conditions. A deterioration in economic conditions is likely to result in high levels of unemployment, which would weaken local economies and could result in additional defaults of mortgage loans. Most of the loans in our loan portfolio are secured by real estate located in our primary market areas. Negative conditions, such as layoffs, in the markets where collateral for a mortgage loan is located could adversely affect a borrower’s ability to repay the loan and the value of the collateral securing the loan. Declines in the U.S. housing market, falling home prices and increasing foreclosures, as well as unemployment and under-employment, all negatively impact the credit performance of mortgage loans and can result in significant write-downs of asset values by financial institutions.
In response to a significant decline in general economic conditions, many lenders and institutional investors may reduce or cease providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit could lead to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of general business activity. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect our business, financial condition and results of operations. In response, we would expect to face the following risks in connection with these events:

•
Increased regulation of our industry, heightened supervisory scrutiny related to the USA Patriot Act, Bank Secrecy Act, Fair Lending and other laws and regulations, along with enhanced monitoring of compliance with such regulation. Each aspect of amplified supervision and regulation will in all likelihood increase our costs, may be accompanied by the risk of unexpected fines, sanctions, penalties, litigation and corresponding management diversion and may limit our ability to pursue business opportunities and return capital to our shareholders.

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
Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. In August 2011, the FRS issued an interim final rule pursuant to the DFA, providing that the FRS “may not” object to dividend waivers by grandfathered mutual holding companies, such as Third Federal Savings, MHC, under standards substantially similar to those previously required by the OTS. However, the interim final rule added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within twelve months prior to the declaration of the dividend being waived. As part of its rulemaking process, the FRS is reviewing comments on the interim final rule and there can be no assurance that the final rule will not require such a member vote. Third Federal Savings, MHC has received the approval of its members in five separate meetings (in August 2015, July 2016, July 2017, July 2018 and July 2019) to waive the receipt of dividends for a twelve-month period, and the FRS has “non-objected” to Third Federal Savings, MHC’s waiver each time However, future approvals of members and non-objections from the FRS are not assured and if not obtained, the discontinuance of dividend payments would adversely affect the value of our common stock.
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
Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur. If mishandling, misuse or loss of the information did occur, the Company would make all commercially reasonable efforts to detect and address any such event. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.
We believe that we have not experienced any material breaches.
Customer or employee fraud subjects us to additional operational risks.
Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Our loans to individuals and our deposit relationships and related transactions are also subject to exposure to the risk of loss due to fraud and other financial crimes. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. We have not experienced any material financial losses from employee errors, misconduct or fraud. However, if our internal controls fail to prevent or promptly detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our financial condition and results of operations.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

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
We may be required to transition from the use of the LIBOR interest rate index in the future.
We have certain interest rate swap contracts indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, a general consensus exists that in the U.S. the Secured Overnight Financing Rate (SOFR) index will be an acceptable alternative to LIBOR. The language in our LIBOR-based contracts and financial instruments has been developed by the Chicago Mercantile Exchange and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our swap contracts may result in our incurring significant expenses in effecting the transition and may result in disputes or litigation with over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.
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
We operate from our main office in Cleveland, Ohio, our 37 full-service branch offices located in Ohio and Florida and our eight loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Broward, Collier, Hillsborough, Lee, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Franklin, Butler, Delaware and Hamilton. The Company owns the building in which its home office and executive offices are located, and six other office locations. The net book value of our land, premises, equipment and software was $61.6 million at September 30, 2019. Included in the net book value are two commercial buildings located in Canton, Massachusetts, valued at $17.7 million, which are owned by our Hazelmere entity and leased to third parties in net lease transactions.

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
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of November 22, 2019, we had 6,752 shareholders of record, which does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms.
Through September 30, 2010, Third Federal Savings, MHC, waived its right to receive dividends. The waivers complied with regulatory authorizations (in the form of non-objection) obtained by Third Federal Savings, MHC. Any requests for future regulatory authorizations to waive receipts of dividends will be submitted to the FRS. Please refer to the preceding discussion of dividend waivers presented in Part I, Item 1. Business, SUPERVISION AND REGULATION, Holding Company Regulation—Dividends and Waivers of Dividends by Third Federal Savings, MHC. Regulatory non-objection is subject to periodic regulatory review and no assurances can be given regarding future regulatory non-objection. In addition, interim final rules issued by the FRS in 2011 require that a majority of the mutual holding company's members eligible to vote must approve a dividend waiver by a mutual holding company within twelve months prior to the declaration of the dividend being waived. There can be no assurance that a final rule will not require such a member vote.
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
Following the receipt of the members’ approval at the July 16, 2019 special meeting, Third Federal Savings, MHC filed a notice with, and subsequently received the non-objection of, the FRB-Cleveland for the proposed dividend waivers.

In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from September 30, 2014 through September 30, 2019, relative to the cumulative total return on stocks included in the SNL Bank and Thrift Index, SNL Thrift Index and NASDAQ Composite, in each case for the same period. The cumulative return data is presented in dollars, based on starting investments of $100 and assuming the reinvestment of dividends.

	Measurement Date
Index (with base price at 9/30/2014)	9/30/2014	9/30/2015	9/30/2016	9/30/2017	9/30/2018	9/30/2019
TFS Financial Corporation	100.00	122.92	129.95	121.71	118.98	151.67
SNL Bank and Thrift Index	100.00	102.09	105.56	148.46	159.59	157.62
SNL Thrift Index	100.00	119.43	124.90	145.22	143.05	143.45
NASDAQ Composite	100.00	104.00	121.08	149.75	187.44	188.43
Source: S&P Global Market Intelligence
 ______________________
We did not sell any securities during the quarter ended September 30, 2019.

The following table summarizes our stock repurchase activity during the three months ended September 30, 2019 and the stock repurchase plans approved by our Board of Directors.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
July 1, 2019 through July 31, 2019	22,000	$18.17	22,000	5,953,579
August 1, 2019 through August 31, 2019	22,000	17.72	22,000	5,931,579
September 1, 2019 through September 30, 2019	20,000	17.97	20,000	5,911,579
	64,000	17.95	64,000

(1)
On October 27, 2016, the Company announced that the Board of Directors approved the Company's eighth stock repurchase program, which authorizes the repurchase of up to 10,000,000 shares of the Company's outstanding common stock, which commenced upon the completion of the Company's seventh stock repurchase program on January 7, 2017. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 5,911,579 shares yet to be purchased as of September 30, 2019. The program has no expiration date.

Item 6.	Selected Financial Data

	At September 30,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$14,542,356	$14,137,331	$13,692,563	$12,906,062	$12,368,886
Cash and cash equivalents	275,143	269,775	268,218	231,239	155,369
Investment securities - available for sale	547,864	531,965	537,479	517,866	585,053
Loans held for sale	3,666	659	351	4,686	116
Loans, net	13,195,745	12,871,294	12,419,306	11,708,804	11,187,583
Bank owned life insurance	217,481	212,021	205,883	200,144	195,861
Prepaid expenses and other assets	87,957	44,344	61,086	63,994	58,277
Deposits	8,766,384	8,491,583	8,151,625	8,331,368	8,285,858
Borrowed funds	3,902,981	3,721,699	3,671,377	2,718,795	2,168,627
Shareholders’ equity	1,696,754	1,758,404	1,689,959	1,660,458	1,729,370

	For the Years Ended September 30,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$482,087	$443,045	$408,995	$388,441	$383,477
Interest expense	216,666	162,104	130,099	118,026	113,350
Net interest income	265,421	280,941	278,896	270,415	270,127
Provision (credit) for loan losses	(10,000)	(11,000)	(17,000)	(8,000)	(3,000)
Net interest income after provision (credit) for loan losses	275,421	291,941	295,896	278,415	273,127
Non-interest income	20,464	21,536	19,849	24,952	24,260
Non-interest expenses	193,673	192,313	182,404	181,004	187,992
Earnings before income tax	102,212	121,164	133,341	122,363	109,395
Income tax expense	21,975	35,757	44,464	41,810	36,804
Net earnings after income tax expense	$80,237	$85,407	$88,877	$80,553	$72,591
Earnings per share
Basic	$0.29	$0.31	$0.32	$0.28	$0.25
Diluted	$0.28	$0.30	$0.32	$0.28	$0.25
Cash dividends declared per share	$1.02	$0.76	$0.545	$0.31	$0.07

	At or For The Years Ended September 30,
	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.56%	0.62%	0.67%	0.65%	0.57%
Return on average equity	4.58%	4.91%	5.28%	4.73%	4.04%
Interest rate spread(1)	1.73%	1.93%	2.02%	2.09%	2.03%
Net interest margin(2)	1.92%	2.08%	2.16%	2.23%	2.17%
Efficiency ratio(3)	67.75%	63.58%	61.06%	61.28%	63.86%
Non-interest expense to average total assets	1.36%	1.39%	1.37%	1.45%	1.47%
Average interest-earning assets to average interest-bearing liabilities	112.28%	112.96%	113.29%	114.67%	115.43%
Dividend payout ratio(4)	364.29%	253.33%	170.31%	151.79%	124.00%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.50%	0.57%	0.62%	0.75%	1.00%
Non-accruing loans as a percent of total loans	0.54%	0.60%	0.63%	0.76%	0.95%
Allowance for loan losses as a percent of non-accruing loans	54.60%	54.56%	61.89%	68.69%	67.00%
Allowance for loan losses as a percent of total loans	0.29%	0.33%	0.39%	0.52%	0.64%
Capital Ratios:
Association
Total capital to risk-weighted assets	19.56%	20.47%	21.37%	22.24%	22.92%
Tier 1 (leverage) capital to net average assets	10.54%	10.87%	11.16%	11.73%	12.78%
Tier 1 capital to risk-weighted assets	19.07%	19.91%	20.69%	21.36%	21.95%
Common equity tier 1 capital to risk-weighted assets	19.07%	19.91%	20.69%	21.36%	21.95%
TFS Financial Corporation
Total capital to risk-weighted assets	22.22%	22.94%	23.63%	24.62%	24.54%
Tier 1 (leverage) capital to net average assets	12.05%	12.25%	12.41%	13.07%	13.76%
Tier 1 capital to risk-weighted assets	21.73%	22.39%	22.96%	23.74%	23.57%
Common equity tier 1 capital to risk-weighted assets	21.73%	22.39%	22.96%	23.74%	23.57%
Average equity to average total assets	12.30%	12.56%	12.67%	13.64%	14.09%
Other Data:
Association:
Number of full service offices	37	38	38	38	38
Loan production offices	8	8	8	8	8
______________________

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)
Represents dividends paid per share divided by diluted earnings per share. Receipt of dividends on shares owned by Third Federal Savings, MHC has been waived and dividends paid on unallocated shares of the ESOP are used to pay down the loan to the ESOP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our business strategy is to operate as a well capitalized and profitable financial institution dedicated to providing exceptional personal service to our customers.
Since being organized in 1938, we grew to become, at the time of our initial public offering of stock in April 2007, and continue to be, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with Having Fun.” Our values are reflected in the design and pricing of our loan and deposit products, as described below. Our values are further reflected in a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office was established and continues to be located and where the educational programs we have established and/or supported are located. We intend to continue to adhere to our primary values and to support our customers and the communities in which we operate.
Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and diverse funding sources, (4) monitoring and controlling our operating expenses; and (5) measured growth.
Controlling Our Interest Rate Risk Exposure. Historically, our greatest risk has been our exposure to changes in interest rates. When we hold longer-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding longer-term, fixed-rate mortgage assets primarily by maintaining regulatory capital in excess of levels required to be well capitalized, by promoting adjustable-rate loans and shorter-term, fixed-rate loans, by marketing home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate and by opportunistically extending the duration of our funding sources.
Levels of Regulatory Capital
At September 30, 2019, the Company’s Tier 1 (leverage) capital totaled $1.74 billion, or 12.05% of net average assets and 21.73% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.52 billion, or 10.54% of net average assets and 19.07% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 7 for additional discussion regarding regulatory capital requirements.
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

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Years Ended September 30,
	2019		2018
	Amount	Percent	Amount	Percent
Residential Mortgage Loan Originations:	(Dollars in thousands)
ARM (all Smart Rate) production	$739,337	40.8%	$1,125,523	48.8%
Fixed-rate production:
Terms less than or equal to 10 years	93,839	5.2	226,409	9.8
Terms greater than 10 years	978,378	54.0	956,153	41.4
Total fixed-rate production	1,072,217	59.2	1,182,562	51.2
Total Residential Mortgage Loan Originations:	$1,811,554	100.0%	$2,308,085	100.0%

	September 30, 2019		September 30, 2018
	Amount	Percent	Amount	Percent
Balances of Residential Mortgage Loans Held For Investment:	(Dollars in thousands)
ARM (primarily Smart Rate) Loans	$5,063,010	46.1%	$5,166,282	46.9%
Fixed-rate Loans:
Terms less than or equal to 10 years	1,484,403	13.5	1,822,918	16.5
Terms greater than 10 years	4,440,553	40.4	4,036,544	36.6
Total fixed-rate loans	5,924,956	53.9	5,859,462	53.1
Total Residential Mortgage Loans Held For Investment:	$10,987,966	100.0%	$11,025,744	100.0%
The following table sets forth the balances as of September 30, 2019 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(in thousands)
2020	$424,560
2021	1,179,258
2022	1,505,803
2023	1,037,423
2024	618,223
2025	297,743
Total	$5,063,010
At September 30, 2019 and September 30, 2018, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $3.7 million and $0.7 million, respectively.

Loan Portfolio Yield
The following tables set forth the balance and interest yield as of September 30, 2019 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	September 30, 2019
	Balance	Percent	Yield
	(Dollars in thousands)
Real Estate Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,484,403	11.2%	2.95%
Terms greater than 10 years	4,440,553	33.6%	4.05%
Total Fixed-Rate loans	5,924,956	44.8%	3.77%

ARMs	5,063,010	38.3%	3.17%
Home Equity Loans and Lines of Credit	2,174,961	16.5%	4.23%
Construction and Consumer	55,498	0.4%	4.11%
Total Loans Receivable, net	$13,218,425	100.0%	3.62%

	September 30, 2019
	Balance	Fixed Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,278,342	$4,398,228	47.5%	3.69%
Florida	1,752,587	708,775	13.3%	3.48%
Other	2,957,037	817,953	22.4%	3.10%
Total Residential Mortgage Loans	10,987,966	5,924,956	83.1%	3.50%
Home Equity Loans and Lines of Credit
Ohio	677,212	60,017	5.1%	4.25%
Florida	415,849	35,324	3.1%	4.14%
California	357,550	22,752	2.7%	4.28%
Other	724,350	17,674	5.5%	4.23%
Total Home Equity Loans and Lines of Credit	2,174,961	135,767	16.5%	4.23%
Construction and Consumer	55,498	55,498	0.4%	4.11%
Total Loans Receivable, net	$13,218,425	$6,116,221	100.0%	3.62%

Marketing Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. At September 30, 2019, the principal balance of home equity lines of credit totaled $1.75 billion. Our home equity lending is discussed in the preceding Lending Activities section of Item 1. Business in Part I.—THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND.

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
During the year ended September 30, 2019, the balance of deposits increased $274.8 million, which was comprised of a $436.6 million increase in the balance of customer retail deposits, partially offset by a $161.8 million decrease in the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization). Additionally, during the year ended September 30, 2019, we decreased the balance of our short-term advances from the FHLB of Cincinnati by $700 million; we added $275.0 million of new, four- to six-year advances from the FHLB of Cincinnati; and we added $1.03 billion of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately five to eight years at inception.
During the year ended September 30, 2019, these funding source modifications facilitated asset growth of $405.0 million, the repayment of $420.7 million of maturing long-term advances from the FHLB of Cincinnati, and funded stock repurchases of $9.1 million and stock dividends of $50.5 million.
Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a small portion of our long-term, fixed-rate mortgage loans in the secondary market. Prior to fiscal 2010, this strategy was used to a greater extent to manage our interest rate risk. At September 30, 2019, we serviced $1.80 billion of loans for others, of which $905 million were sold in the secondary market prior to fiscal 2010. While the sales of first mortgage loans remain strategically important for us, since fiscal 2010, they have played only a minor role in our management of interest rate risk. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part II, Item 7. under the heading Liquidity and Capital Resources, and in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, or an extended period of a flat or inverted yield curve market persists, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At September 30, 2019, 91% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy are classified as TDRs. At September 30, 2019, $22.7 million of loans in Chapter 7 bankruptcy status with no other modification to terms were included in total TDRs. At September 30, 2019, the recorded investment in non-accrual status loans included $25.9 million of performing loans in Chapter 7 bankruptcy status, of which $25.3 million were also reported as TDRs.

In an effort to limit our credit risk exposure and improve the credit performance of new customers, since 2009, we have tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill its repayment obligation, revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums and eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain LTV ratios). The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of September 30, 2019, loans originated prior to 2009 had a balance of $816.8 million, of which $24.8 million, or 3.0%, were delinquent, while loans originated in 2009 and after had a balance of $12.42 billion, of which $10.7 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At September 30, 2019, approximately 57.0% and 16.0% of the combined total of our residential Core and construction loans held for investment and approximately 31.1% and 19.1% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and home equity loan originations for the twelve months ended September 30, 2019, 19.3% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern as the majority of these loans were originated under less stringent underwriting and credit standards than our Residential Core portfolio. Although we no longer originate loans under this program and the principal balance in these loans had declined to $84.9 million at September 30, 2019, and constituted only 0.6% of our total “held for investment” loan portfolio balance, they comprised 16.3% and 19.6% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At September 30, 2019, approximately 95.5% and 4.4% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At September 30, 2019, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 8.3% and 5.3%, respectively. We attempted to manage our Home Today credit risk by requiring private mortgage insurance for some loans. At September 30, 2019, 13.7% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $84.6 million at September 30, 2019. Since the vast majority of Home Today loans were originated prior to March 2009 and we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, we have offered Fannie Mae eligible, Home Ready loans since fiscal 2016. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized and/or sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At September 30, 2019, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.54%. The Association's Tier 1 (leverage) capital ratio is lower at September 30, 2019 than its ratio at September 30, 2018, which was 10.87%, due primarily to an $85 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2018 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 60 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At September 30, 2019, deposits totaled $8.77 billion (including $507.8 million of brokered CDs), while borrowings totaled $3.90 billion and borrowers’ advances and servicing escrows totaled $136.2 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.

To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At September 30, 2019, these collateral pledge support arrangements provide the Association with the ability to immediately borrow an additional $60.7 million from the FHLB of Cincinnati and $44.9 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at September 30, 2019 was $4.27 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $85.4 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At September 30, 2019, our investment securities portfolio totaled $547.9 million. Finally, cash flows from operating activities have been a regular source of funds. During the fiscal years ended September 30, 2019 and 2018, cash flows from operations totaled $103.0 million and $92.1 million, respectively.
First mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more, HARP II (prior to December 31, 2018) and Home Ready) are originated under Fannie Mae procedures and are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. The HARP II program expired on December 31, 2018. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures, which are not eligible for sale to Fannie Mae. For loans that are not originated under Fannie Mae procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors. At September 30, 2019, $3.7 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale.” During the fiscal year ended September 30, 2019, $47.9 million of agency-compliant HARP II and Home Ready loans and $50.5 million of long-term, fixed-rate, agency-compliant, non-HARP II, non-Home Ready first mortgage loans were sold to Fannie Mae. Additionally, $18.9 million of fixed-rate loans were sold in a single bulk sale to a private investor.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.36% for the fiscal year ended September 30, 2019 and 1.39% for the fiscal year ended September 30, 2018. As of September 30, 2019, our average assets per full-time employee and our average deposits per full-time employee were $13.6 million and $8.2 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered CDs) held at our branch offices ($223.2 million per branch office as of September 30, 2019) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.
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
Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. At September 30, 2019, the allowance for loan losses was $38.9 million or 0.29% of total loans. An increase or decrease of 10% in the allowance at September 30, 2019 would result in a $3.9 million charge or credit, respectively, to income before income taxes.
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
The evaluation is comprised of a specific component and a general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan or cash flow analysis. The general component of the evaluation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic concentrations. Quantitative loss factors used in determining an appropriate allowance level are supplemented by more qualitative factors that impact potential losses. Qualitative factors include various market conditions, such as collateral values and unemployment rates. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.
Actual loan losses may be significantly more than the allowances we have established, which would have a materially adverse effect on our financial results.
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At September 30, 2019, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at September 30, 2019, there is no guarantee that those assets will be recognizable in the future.
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
Comparison of Financial Condition at September 30, 2019 and September 30, 2018
Total assets increased $405.0 million, or 3%, to $14.54 billion at September 30, 2019 from $14.14 billion at September 30, 2018. This increase was primarily the result of growth in our home equity line of credit portfolio during the fiscal year and, to a lesser extent, increases in investment securities available for sale and prepaid expenses and other assets.
Cash and cash equivalents increased $5.3 million, or 2%, to $275.1 million at September 30, 2019 from $269.8 million at September 30, 2018. We manage cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section of the Overview.
Investment securities, all of which are classified as available for sale, increased $15.9 million, or 3%, to $547.9 million at September 30, 2019 from $532.0 million at September 30, 2018. Investment securities increased as $158.0 million in purchases and a $14.6 million reduction of unrealized losses exceeded the combined effect of $152.6 million in principal paydowns and $4.1 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the year ended September 30, 2019. There were no sales of investment securities during the year ended September 30, 2019.

Loans held for investment, net, increased $324.5 million, or 3%, to $13.20 billion at September 30, 2019 from $12.87 billion at September 30, 2018. The increase was caused by a $356.0 million increase in the balance of home equity loans and lines of credit during the year ended September 30, 2019, as new originations and additional draws on existing accounts exceeded repayments. Residential mortgage loans decreased $37.8 million, or less than 1%, to $10.99 billion at September 30, 2019. During the year ended September 30, 2019, $739.3 million of three- and five-year “SmartRate” loans were originated while $1.07 billion of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These originations were offset by paydowns and fixed-rate loan sales. Between September 30, 2018 and September 30, 2019, the total fixed-rate portion of the first mortgage loan portfolio increased $65.5 million and was comprised of an increase of $404.0 million in the balance of fixed-rate loans with original terms greater than 10 years, offset by a decrease of $338.5 million in the balance of fixed-rate loans with original terms of 10 years or less. During the year ended September 30, 2019, we completed $117.3 million in loan sales, which included a $18.9 million sale to a private investor, $47.9 million of agency-compliant HARP II and Home Ready loans and $50.5 million of long-term, fixed-rate, agency-compliant, non-HARP II and non-Home Ready first mortgage loans that were sold to Fannie Mae. Also, during the year ended September 30, 2019, we purchased long-term, fixed-rate first mortgage loans that have a remaining balance of $4.3 million at September 30, 2019.
Commitments originated for home equity lines of credit and equity and bridge loans were $1.70 billion for the year ended September 30, 2019 compared to $1.51 billion for the year ended September 30, 2018. At September 30, 2019, pending commitments to originate new home equity lines of credit were $90.7 million and equity and bridge loans were $43.7 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The total allowance for loan losses decreased $3.5 million, or 8%, to $38.9 million at September 30, 2019 from $42.4 million at September 30, 2018, primarily reflecting improved credit metrics, including continued recoveries of loan amounts previously charged off, low levels of current loan charge-offs and reduced exposure from home equity lines of credit coming to the end of the draw period. Refer to Note 5. Loans and Allowance for Loan Losses for additional discussion.
Prepaid expenses and other assets increased $43.7 million to $88.0 million at September 30, 2019 from $44.3 million at September 30, 2018. This increase related primarily to a $29.8 million increase in initial margin requirements posted on interest rate swap contracts and an $8.9 million increase in the net deferred tax asset, mainly the result of fluctuations in unrealized gains and losses recognized through AOCI, during the current fiscal year.
Deposits increased $274.8 million, or 3%, to $8.77 billion at September 30, 2019 from $8.49 billion at September 30, 2018. The increase in deposits resulted primarily from a $236.7 million increase in our savings accounts (which included a $386.0 million increase in money market accounts in the state of Florida partially offset by a $149.3 million decrease in our higher yield savings accounts), and a $97.5 million increase in CDs, partially offset by a $54.4 million decrease in our interest-bearing checking accounts. We believe that our savings and checking accounts provide a stable source of funds. In addition, our savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at September 30, 2019 was $507.8 million, which was a decrease of $162.3 million during the year ended September 30, 2019.
Borrowed funds, all from the FHLB of Cincinnati, increased $181.3 million, or 5%, to $3.90 billion at September 30, 2019 from $3.72 billion at September 30, 2018. Activity included $1.03 billion of new 90-day advances that are hedged by equal notional amounts of new interest rate swaps with initial fixed-pay terms of five to eight years and $275.0 million of new long-term advances with terms of four to five years, offset by scheduled principal repayments of long-term advances and a $700.0 million decrease in the balance of short-term advances. The total balance of borrowed funds of $3.90 billion at September 30, 2019 consisted of overnight and short-term advances of $500.0 million, long-term advances of $645.7 million with a remaining weighted average maturity of approximately 2.3 years and short-term advances of $2.75 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 3.7 years. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately five to eight years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Total shareholders’ equity decreased $61.7 million, or 4%, to $1.70 billion at September 30, 2019 from $1.76 billion at September 30, 2018. This net decrease primarily reflected the positive effect of $80.2 million of net income reduced by $9.1 million of repurchases of outstanding common stock, $50.5 million of cash dividend payments and a $92.6 million unrealized loss recognized in accumulated other comprehensive income, mainly the result of changes in market interest rates related to our interest rate swaps. Adjustments of $11.8 million related to our stock compensation plan and ESOP helped offset the decrease. As a result of the July 16, 2019 and July 11, 2018 mutual member votes, Third Federal Savings, MHC, the mutual holding company that owns approximately 81% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid. Refer to Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional details regarding the repurchase of shares of common stock and the payment of dividends.

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

	For the Fiscal Years Ended September 30,
	2019			2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$220,458	$4,998	2.27%	$228,041	$3,704	1.62%	$214,465	$1,961	0.91%
Investment securities	3,308	79	2.39%	1,125	27	2.40%	—	—	—%
Mortgage-backed securities	555,076	13,021	2.35%	539,564	11,107	2.06%	526,610	9,041	1.72%
Loans(1)	12,938,824	458,779	3.55%	12,619,496	422,953	3.35%	12,104,277	394,447	3.26%
Federal Home Loan Bank stock	96,712	5,210	5.39%	92,533	5,254	5.68%	81,105	3,546	4.37%
Total interest-earning assets	13,814,378	482,087	3.49%	13,480,759	443,045	3.29%	12,926,457	408,995	3.16%
Non-interest-earning assets	422,738			370,570			358,213
Total assets	$14,237,116			$13,851,329			$13,284,670
Interest-bearing liabilities:
Checking accounts	$881,233	3,188	0.36%	$947,728	1,406	0.15%	$992,042	918	0.09%
Savings accounts	1,381,646	11,676	0.85%	1,364,410	3,466	0.25%	1,514,275	2,093	0.14%
Certificates of deposit	6,388,905	128,489	2.01%	5,989,453	97,383	1.63%	5,672,212	84,410	1.49%
Borrowed funds	3,651,273	73,313	2.01%	3,632,255	59,849	1.65%	3,231,709	42,678	1.32%
Total interest-bearing liabilities	12,303,057	216,666	1.76%	11,933,846	162,104	1.36%	11,410,238	130,099	1.14%
Non-interest-bearing liabilities	182,598			178,373			190,873
Total liabilities	12,485,655			12,112,219			11,601,111
Shareholders’ equity	1,751,461			1,739,110			1,683,559
Total liabilities and shareholders’ equity	$14,237,116			$13,851,329			$13,284,670
Net interest income		$265,421			$280,941			$278,896
Interest rate spread(2)			1.73%			1.93%			2.02%
Net interest-earning assets(3)	$1,511,321			$1,546,913			$1,516,219
Net interest margin(4)		1.92%			2.08%			2.16%
Average interest-earning assets to average interest-bearing liabilities	112.28%			112.96%			113.29%

(1) Loans include both mortgage loans held for sale and loans held for investment.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	For the Fiscal Years Ended September 30, 2019 vs. 2018			For the Fiscal Years Ended September 30, 2018 vs. 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents	$(119)	$1,413	$1,294	$132	$1,611	$1,743
Investment securities	52	—	52	27	—	27
Mortgage-backed securities	327	1,587	1,914	227	1,839	2,066
Loans	10,891	24,935	35,826	17,076	11,430	28,506
Federal Home Loan Bank stock	328	(372)	(44)	548	1,160	1,708
Total interest-earning assets	11,479	27,563	39,042	18,010	16,040	34,050
Interest-bearing liabilities:
Checking accounts	(91)	1,873	1,782	(43)	531	488
Savings accounts	44	8,167	8,211	(225)	1,598	1,373
Certificates of deposit	6,833	24,273	31,106	4,885	8,088	12,973
Borrowed funds	315	13,149	13,464	5,727	11,444	17,171
Total interest-bearing liabilities	7,101	47,462	54,563	10,344	21,661	32,005
Net change in net interest income	$4,378	$(19,899)	$(15,521)	$7,666	$(5,621)	$2,045
Comparison of Operating Results for the Fiscal Years Ended September 30, 2019 and 2018
General. Net income decreased $5.2 million to $80.2 million for the year ended September 30, 2019 compared to $85.4 million for the year ended September 30, 2018. The decrease was largely attributable to a $15.5 million decrease in net interest income, partially offset by a $13.8 million reduction in income tax expenses due to a lower effective tax rate. Additionally, less significant activity included a $1.0 million decrease in the credit to the loan loss provision, a $1.1 million decrease in non-interest income and a $1.4 million increase in non-interest expenses.
Interest and Dividend Income. Interest and dividend income increased $39.1 million, or 9%, to $482.1 million during the year ended September 30, 2019 compared to $443.0 million during the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans, and to a lesser extent, interest income on mortgage-backed securities and interest earning cash equivalents.
Interest income on loans increased $35.8 million, or 8%, to $458.8 million for the year ended September 30, 2019 compared to $423.0 million for the year ended September 30, 2018. This increase was attributed partly to a $319.3 million increase in the average balance of loans to $12.94 billion for the current year compared to $12.62 billion during the prior year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was combined with a 20 basis point increase in the average yield on loans to 3.55% for the year ended September 30, 2019 from 3.35% for the prior year. Overall, market rate fluctuations during the year have positively impacted our loan yields, particularly home equity lending products that feature interest rates that reset based on the prime rate.
Interest income on mortgage-backed securities increased $1.9 million, or 17%, to $13.0 million during the current year compared to $11.1 million during the year ended September 30, 2018. This increase was attributed to a 29 basis point increase in the average yield on mortgage-backed securities, combined with a $15.5 million increase in the average balance of mortgage-backed securities to $555.1 million for the current year compared to $539.6 million during the prior year.
Interest Expense. Interest expense increased $54.6 million, or 34%, to $216.7 million during the current year compared to $162.1 million during the year ended September 30, 2018. The increase resulted from an increase in interest expense on both deposits and borrowed funds.

Interest expense on CDs increased $31.1 million, or 32%, to $128.5 million during the year ended September 30, 2019 compared to $97.4 million during the year ended September 30, 2018. The increase was attributed primarily to a 38 basis point increase in the average rate we paid on CDs to 2.01% during the current year from 1.63% during the prior year. In addition, there was a $399.5 million, or 7%, increase in the average balance of CDs to $6.39 billion from $5.99 billion during the prior year. Interest expense on savings and checking accounts increased $8.2 million and $1.8 million, respectively, to $11.7 million and $3.2 million during the year ended September 30, 2019, compared to the prior year due to an increase in the average rates we paid on the deposits, mainly the money market accounts. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition. The increase in deposits was used, in combination with an increase in borrowings, to fund our balance sheet growth and our capital management activities, including share repurchases and dividend payments.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, as impacted by related interest rate swap contracts, increased $13.5 million, or 23%, to $73.3 million during the year ended September 30, 2019 from $59.8 million during the year ended September 30, 2018. The increase was attributed to a 36 basis point increase in the average rate paid for these funds to 2.01% during the year ended September 30, 2019 from 1.65% for the year ended September 30, 2018, as market rates, particularly on shorter term borrowings, increased between the two periods and longer duration funding sources were utilized that carried higher interest rates. Supplementing the increase in the average rate paid on borrowed funds was a $19.0 million, or 1%, increase in the average balance of borrowed funds to $3.65 billion during the current year from $3.63 billion during the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $15.5 million, or 6%, to $265.4 million during the year ended September 30, 2019 from $280.9 million during the year ended September 30, 2018. Average interest-earning assets increased during the current year by $333.6 million, or 2%, when compared to the year ended September 30, 2018. The increase in average assets was attributed primarily to the growth of our loan portfolio and to a lesser extent mortgage-backed securities and FHLB stock, partially offset by a decline in other interest earning cash equivalents. In addition to the increase in average interest earning assets was a 20 basis point increase in the average yield on those assets to 3.49% from 3.29%. However, average interest-bearing liabilities increased by $369.3 million and experienced a 40 basis point increase in cost, as our interest rate spread decreased 20 basis points to 1.73% compared to 1.93% during the prior year reflecting the flattening yield curve and general interest rate environment. Our net interest margin was 1.92% for the current year and 2.08% for the prior year. Our interest rate spread and net interest margin narrowed as our overall funding costs increased more than our asset yields increased.
Provision for Loan Losses. We recorded a credit for loan losses of $10.0 million during the year ended September 30, 2019 and an $11.0 million credit for loan losses during the year ended September 30, 2018. Continued strong recoveries of loan amounts previously charged off, low levels of current loan charge-offs and delinquent loans, and reduced exposure from home equity lines of credit coming to the end of the draw period resulted in the loan provision credit during the current period. Nevertheless, we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. In the current year, we recorded net recoveries of $6.5 million, as compared to net recoveries of $4.5 million for the year ended September 30, 2018. The credit for loan losses recorded for the current year, as partially offset by net recoveries, resulted in a decrease in the balance of the allowance for loan losses. The allowance for loan losses was $38.9 million, or 0.29% of the total recorded investment in loans receivable, at September 30, 2019, compared to $42.4 million, or 0.33% of the total recorded investment in loans receivable, at September 30, 2018. Balances of recorded investments are net of deferred fees, expenses and any applicable loans-in-process.
At September 30, 2019 and 2018, we believe we had recorded an allowance for loan losses that provides for all losses that are both probable and reasonable to estimate at September 30, 2019 and 2018, respectively.
Refer to the Lending Activities section of the Overview and Note 5. Loans and Allowance for Loan Losses for further discussion.
Non-Interest Income. Non-interest income decreased $1.0 million, or 5%, to $20.5 million during the year ended September 30, 2019 compared to $21.5 million during the year ended September 30, 2018. The decrease in non-interest income was primarily due to a decrease in the net gain on sale of loans, which was $1.9 million during the year ended September 30, 2019 compared to $3.4 million during the year ended September 30, 2018. The prior year benefited from a bulk sale of $277.4 million of fixed-rate loans to a private investor. There were loan sales of $117.3 million during the year ended September 30, 2019, compared to loan sales of $400.1 million during the year ended September 30, 2018.

Non-Interest Expense. Non-interest expense increased $1.4 million, or 1%, to $193.7 million during the year ended September 30, 2019 compared to $192.3 million during the year ended September 30, 2018. This increase resulted primarily from increases in salaries and employee benefits partially offset by a reduction in real estate owned expenses included in other expenses and federal insurance premium and assessments. There was a $2.7 million increase in salaries and employee benefits during the current year compared to the year ended September 30, 2018, primarily related to both the timing and amount of health insurance for our employees, which can fluctuate based on the timing of claims. The $1.1 million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) was driven in part by the decrease in real estate owned assets since September 30, 2018. The $0.8 million decrease in federal insurance premium and assessments was due to the final payment of a quarterly surcharge required by the DFA made in December 2018 as well as a final payment of the quarterly FICO assessment in March 2019.
Income Tax Expense. The provision for income taxes was $22.0 million during the year ended September 30, 2019 compared to $35.8 million during the year ended September 30, 2018. The decrease in expense was caused mainly by the combination of a decrease in income before income taxes and by the impact of the Act, which further lowered our effective federal tax rate in the more recent fiscal year and required additional tax expense for the re-measurement of the deferred tax asset during the year ended September 30, 2018. The provision for the current year included $20.4 million of federal income tax provision and $1.6 million of state income tax provision. The provision for the year ended September 30, 2018 included $33.9 million of federal income tax provision and $1.9 million of state income tax provision. Our effective federal tax rate was 20.3% during the year ended September 30, 2019 and 28.4% during the year ended September 30, 2018. Our expected effective federal income tax rate in the current year is lower than the federal statutory rate because of our ownership of bank-owned life insurance.
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
Interest and Dividend Income. Total interest and dividend income increased $34.0 million, or 8%, to $443.0 million for the fiscal year ended September 30, 2018 compared to $409.0 million for the 2017 fiscal year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans combined with increases in interest income from investment securities available for sale, other interest-earning cash equivalents and FHLB stock.
Interest income on loans increased $28.6 million, or 7%, to $423.0 million compared to $394.4 million for the 2017 fiscal year. This increase was attributed to a combination of a $515.2 million increase in the average balance of loans to $12.62 billion in the 2018 fiscal year compared to $12.10 billion during the 2017 fiscal year, as new loan production exceeded repayments and loan sales, and a nine basis point increase in the average yield on loans to 3.35% from 3.26%. Recent market interest rate increases have positively impacted our loan yields, particularly home equity lending products that feature interest rates that reset based on the prime rate. During the fiscal year ended September 30, 2018, loan sales totaled $400.1 million while during the fiscal year ended September 30, 2017, loan sales totaled $249.4 million.
Interest income on other interest-earning assets also benefited from market interest rate increases. Interest income on interest-earning cash equivalents increased $1.7 million, or 85%, to $3.7 million compared to $2.0 million for the 2017 fiscal year. Interest income on investment securities increased $2.1 million, or 23%, to $11.1 million compared to $9.0 million for the 2017 fiscal year. As a result of the additional required investment in FHLB stock and an increase in the dividend yield, dividend income on FHLB stock increased $1.8 million, or 51%, to $5.3 million compared to $3.5 million during the 2017 fiscal year.
Interest Expense. Interest expense increased $32.0 million, or 25%, to $162.1 million for the fiscal year ended September 30, 2018 from $130.1 million for the 2017 fiscal year. The change was attributed to a $17.1 million increase in interest expense on borrowed funds as well as a $14.9 million increase in interest expense on deposits.
Interest expense on borrowed funds increased $17.1 million, or 40%, to $59.8 million compared to $42.7 million for fiscal 2017. The increase was attributed to a 33 basis point increase in the average rate paid for these funds, to 1.65% from 1.32% during fiscal 2017, combined with the impact of a $400.5 million, or 12%, increase in the average balance of borrowed funds to $3.63 billion during the 2018 fiscal year from $3.23 billion during fiscal 2017. The increase in the average balance of borrowed funds was used, along with an increase in deposits, to fund our balance sheet growth and our capital management activities, including share repurchases and dividend payments. The increases in borrowed funds were in overnight and short-term advances with initial effective durations of approximately five years as a result of interest rate swaps. Refer to the

Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Interest expense on CDs increased $13.0 million, or 15%, to $97.4 million compared to $84.4 million for fiscal 2017. The change was attributed to a $317.2 million, or 6%, increase in the average balance of CDs to $5.99 billion from $5.67 billion, as well as an increase in the average rate paid for CDs to 1.63% during fiscal 2018 from 1.49% during fiscal 2017. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition.
Net Interest Income. Net interest income increased $2.0 million, or 1%, to $280.9 million for the fiscal year ended September 30, 2018 compared to $278.9 million for the 2017 fiscal year. Average interest-earning assets increased during the 2018 fiscal year by $554.3 million, or 4%, when compared to the 2017 fiscal year. The increase in average assets was attributed primarily to the growth of our loan portfolio and, to a lesser extent, an increase in other interest-earning cash equivalents, FHLB stock and mortgage-backed securities. There was a 13 basis point increase in the yield on interest-earning assets to 3.29% from 3.16%. There was a 22 basis point increase in the cost of interest-bearing liabilities to 1.36% from 1.14%. Our interest rate spread decreased nine basis points to 1.93% compared to 2.02% for the 2017 fiscal year. Our net interest margin was 2.08% for the 2018 fiscal year and 2.16% for the 2017 fiscal year. Our interest rate spread and net interest margin narrowed as our asset yields did not increase at the same pace as our overall funding costs, as we extended the effective duration of funding sources.
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
Based on our evaluation, we recorded a credit for loan losses of $11.0 million for the fiscal year ended September 30, 2018 and a credit of $17.0 million for the fiscal year ended September 30, 2017. The credit for loan losses reflects reduced levels of loan delinquencies and charge-offs, but we continue to assess the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. We recorded net recoveries of $4.5 million during fiscal year 2018 as compared to net recoveries of $4.2 million during the fiscal year ended September 30, 2017. Net recoveries combined with the $11.0 million credit for loan losses recorded for the 2018 fiscal year was the basis for the decrease in the balance of the allowance for loan losses. The allowance for loan losses was $42.4 million, or 0.33% of the total recorded investment in loans receivable, at September 30, 2018, compared to $48.9 million, or 0.39% of the total recorded investment in loans receivable, at September 30, 2017. Balances of recorded investments are net of deferred fees/expenses and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $1.3 million during the fiscal year ended September 30, 2018 compared to a $10.9 million decrease during the fiscal year ended September 30, 2017.
The recorded investment in non-accrual loans in our residential Core portfolio decreased $2.2 million, or 5%, during the 2018 fiscal year, to $41.6 million at September 30, 2018, compared to a $7.5 million decrease during the fiscal year ended September 30, 2017. At September 30, 2018, the recorded investment in our Core portfolio was $10.95 billion, compared to $10.76 billion at September 30, 2017. During the 2018 fiscal year, Core portfolio net recoveries were $1.6 million, as compared to net recoveries of $2.4 million during the fiscal year ended September 30, 2017. The $41.6 million balance in Core portfolio non-accrual loans at September 30, 2018 includes $28.2 million in TDRs which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual loans in our residential Home Today portfolio decreased $3.5 million, or 19% during the 2018 fiscal year, to $14.6 million at September 30, 2018 compared to a $1.3 million decrease during the fiscal year ended September 30, 2017. At September 30, 2018, the recorded investment in our Home Today portfolio was $94.7 million, compared to $107.7 million at September 30, 2017. During the 2018 fiscal year, Home Today net recoveries were $0.6 million as compared to net charge-offs of $1.0 million during the fiscal year ended September 30, 2017. The $14.6 million balance in

Home Today non-accrual loans at September 30, 2018 includes $10.1 million in TDRs which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual home equity loans and lines of credit increased $4.3 million, or 25%, during the 2018 fiscal year, to $21.5 million at September 30, 2018 compared to a $2.0 million decrease during the fiscal year ended September 30, 2017. The recorded investment in our home equity loans and lines of credit portfolio at September 30, 2018 was $1.84 billion, compared to $1.57 billion at September 30, 2017. During the 2018 fiscal year, home equity loans and lines of credit net recoveries were $2.2 million as compared to net recoveries of $2.7 million during the fiscal year ended September 30, 2017. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than Core loans as these home equity loans and lines of credit generally hold subordinated lien positions. The seriously delinquent balances of home equity loans and lines of credit were $5.9 million, or less than 1%, of the home equity loans and lines of credit portfolio at September 30, 2018 compared to $5.4 million, or less than 1%, at September 30, 2017.
At September 30, 2018 and 2017, we believe we had recorded an allowance for loan losses that provides for all losses that are both probable and reasonable to estimate at September 30, 2018 and 2017, respectively.
Refer to Lending Activities in Item 1. Business for additional discussion and disclosure related to our provisions for loan losses.
Non-Interest Income. Non-interest income increased $1.7 million, or 9%, to $21.5 million during the fiscal year ended September 30, 2018 compared to $19.8 million for the 2017 fiscal year, mainly as a result of an increase in the gain on sale of loans during the 2018 fiscal year. Gains on the sales of loans in the 2018 fiscal year increased $1.2 million, primarily due to a higher level of loan sales during the 2018 fiscal year. Loan sales of $400.1 million were completed during the 2018 fiscal year as compared to $249.4 million during the fiscal year ending September 30, 2017. The 2018 fiscal year included a bulk sale of $277.4 million of fixed-rate loans to a private investor.
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
Income Tax Expense. The provision for income taxes was $35.8 million for the fiscal year ended September 30, 2018 compared to $44.5 million for the fiscal year ended September 30, 2017. The provision for fiscal year 2018 included $33.9 million of federal income tax provision and $1.9 million of state income tax provision. The provision for fiscal year ended September 30, 2017 included $43.4 million of federal income tax provision and $1.1 million of state income tax provision. The increase in state income tax between the 2018 and 2017 fiscal years reflected the growth in our expansion states. Our federal effective tax rate decreased to 28.4% during fiscal 2018 from 32.8% during fiscal year 2017. As a result of the passing of the Tax Cuts and Jobs Act on December 22, 2017, the federal income tax rate and structure changed. The Act includes a number of changes in existing law impacting businesses including a permanent reduction in the maximum corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018, however, as a September 30 fiscal year end entity, the Company was required to use a blended maximum rate of approximately 24.5% for the entire 2018 fiscal year. In addition, due to the tax rate reduction, net deferred tax assets were revalued, resulting in a reduction in the value of the net deferred tax asset and the recording of approximately $6.6 million of additional income tax expense during the fiscal year September 30, 2018. Our federal effective income tax rate in the 2018 fiscal year was higher than the federal statutory rate because of the additional income tax expense from revalued deferred tax assets due to the passage of the Tax Cuts and Jobs Act discussed above, and partially offset by our ownership of bank-owned life insurance contracts. Non-taxable income on bank owned insurance contracts was $6.2 million during fiscal 2018 and $6.4 million during fiscal 2017.
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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the year ended September 30, 2019, our liquidity ratio averaged 5.59%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2019.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2019, cash and cash equivalents totaled $275.1 million which represented an increase of 2% from September 30, 2018.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $547.9 million at September 30, 2019.
During the year ended September 30, 2019, loan sales totaled $117.3 million, which included a $18.9 million sale to a private investor and sales to Fannie Mae, consisting of $50.5 million of long-term, fixed-rate, agency-compliant, non-HARP II and non-Home Ready first mortgage loans, $0.1 million of loans that qualified under Fannie Mae's HARP II initiative and $47.8 million of loans that qualified under Fannie Mae's Home Ready initiative. Loans originated under the HARP II and Home Ready initiatives are classified as “held for sale” at origination, though the HARP II program ended December 31, 2018. Loans originated under non-HARP II or non-Home Ready, Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.
At September 30, 2019, $3.7 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” all of which qualified under Fannie Mae's Home Ready initiative. There were no loan sale commitments outstanding at September 30, 2019.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.
At September 30, 2019, we had $655.0 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $2.21 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of September 30, 2019 totaled $3.31 billion, or 37.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before September 30, 2020. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the year ended September 30, 2019, we originated $1.81 billion of residential mortgage loans, and $1.69 billion of commitments for home equity loans and lines of credit, while during the year ended September 30, 2018, we originated $2.31 billion of residential mortgage loans and $1.51 billion of commitments for home equity loans and lines of credit. We purchased $158.0 million of securities during the year ended September 30, 2019, and $151.6 million during the year ended September 30, 2018.

Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $274.8 million during the year ended September 30, 2019, which reflected the active management of the offered rates on maturing CDs and the growth of our money market accounts, compared to a net increase of $340.0 million during the year ended September 30, 2018. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the year ended September 30, 2019, there was a $162.3 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $507.8 million at September 30, 2019. At September 30, 2018 the balance of brokered CDs was $670.1 million. Principal and interest owed on loans serviced for others experienced a net increase of $1.4 million to $32.9 million during the year ended September 30, 2019 compared to a net decrease of $4.3 million to $31.5 million during the year ended September 30, 2018. During the year ended September 30, 2019 we increased our advances from the FHLB of Cincinnati by $181.3 million to manage the funding of new loan originations and our capital initiatives, and actively manage our liquidity ratio. During the year ended September 30, 2018, our advances from the FHLB of Cincinnati increased by $50.3 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CD market. At September 30, 2019 we had $3.90 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at September 30, 2019, we had $507.8 million of brokered CDs. During the year ended September 30, 2019, we had average outstanding advances from the FHLB of Cincinnati of $3.65 billion as compared to average outstanding advances of $3.63 billion during the year ended September 30, 2018. The slight increase in net average balance in the current year reflects an increase in the use of deposits to fund balance sheet growth and our capital initiatives, and to manage our on-balance sheet liquidity. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At September 30, 2019, we had the ability to immediately borrow an additional $60.7 million from the FHLB of Cincinnati and $44.9 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at September 30, 2019 was $4.27 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $85.4 million.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At September 30, 2019, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of September 30, 2019, the Association exceeded all regulatory capital requirements to be considered "Well Capitalized".
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2018, the Company received an $85.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios. At September 30, 2019, the Company had, in the form of cash and a demand loan from the Association, $146.3 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016 and repurchases began on

January 6, 2017. There were 4,088,421 shares repurchased under that program between its start date and September 30, 2019. During the year ended September 30, 2019, the Company repurchased $9.1 million of its common stock.
On July 16, 2019, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.10 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 16, 2020). The members approved the waiver by casting 62% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC waived its right to receive a $0.27 per share dividend payment on September 17, 2019.
On July 11, 2018, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.00 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 11, 2019). The members approved the waiver by casting 63% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC waived its right to receive a $0.25 per share dividend payment on September 24, 2018, December 12, 2018, March 19, 2019 and June 25, 2019.
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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2019. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments due by period
Contractual Obligations	Less than One year		One to Three years	More than Three to Five years	More than Five years	Total
	(In thousands)
FHLB advances(1)(2)	$3,587,616		$644	$292,219	$22,502	$3,902,981
Operating leases	4,881		7,316	3,979	4,209	20,385
Certificates of deposit(1)	3,313,326		2,153,607	872,087	80,517	6,419,537
Limited partner investments	11,541		—	—	—	11,541
Total	$6,917,364		$2,161,567	$1,168,285	$107,228	$10,354,444
Commitments to extend credit	$2,903,289	(3)	$—	$—	$—	$2,903,289
______________________

(1)	Includes accrued interest payable, computed on an actual days outstanding basis, at September 30, 2019.

(2)	Reflect the net impact of deferred penalties discussed in Note 10. Borrowed Funds.

(3)	Includes the unused portion (including commitments for accounts suspended as a result of material default or a decline in equity) of home equity lines of credit of $2.22 billion at September 30, 2019.

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

(iv)	maintaining the levels of capital in excess of what is required for "well capitalized" designation; and

(v)	securitizing and/or selling long-term, fixed-rate residential real estate mortgage loans.
During the fiscal year ended September 30, 2019, $98.4 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae on a servicing retained basis. Additionally, during the fiscal year ended September 30, 2019 $18.9 million of fixed-rate loans were sold, on a servicing retained basis, in a single bulk sale to a private investor. At September 30, 2019, $3.7 million of agency-compliant, long-term, fixed-rate residential first mortgage loans that qualified under Fannie Mae's HomeReady program, were classified as "held for sale". Of the agency compliant loan sales during the fiscal year ended September 30, 2019: $0.1 million was comprised of long-term, (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II; $47.8 million was comprised of long-term, (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HomeReady program; and $50.5 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae, as described in the next paragraph. At September 30, 2019, we had no outstanding loan sales commitments.
First mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more, HARP II (prior to December 31, 2018) and Home Ready) are originated under Fannie Mae procedures and are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. The HARP II program expired on December 31, 2018. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures, which are not eligible for sale to Fannie Mae. For loans that are not originated under Fannie Mae procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors.

The Association actively markets an adjustable-rate mortgage loan product and a 10-year fixed-rate mortgage loan product. Each of these products provides us with improved interest rate risk characteristics when compared to longer-term, fixed-rate mortgage loans. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at September 30, 2019 was $2.75 billion. The swap portfolio's weighted average fixed pay rate was 1.92% and the weighted average remaining term was 3.7 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at September 30, 2019 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,623,624	$(622,100)	(27.70)%	11.77%	(316)
+200	1,891,435	(354,289)	(15.78)%	13.26%	(167)
+100	2,195,709	(50,015)	(2.23)%	14.94%	1
0	2,245,724	—	—%	14.93%	—
-100	2,197,168	(48,556)	(2.16)%	14.36%	(57)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at September 30, 2019, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 15.78% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 2.16% decrease in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at September 30, 2019, with comparative information as of September 30, 2018. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

	At September 30,
Risk Measure (+200 bp Rate Shock)	2019	2018
Pre-Shock EVE Ratio	14.93%	15.54%
Post-Shock EVE Ratio	13.26%	13.35%
Sensitivity Measure in basis points	(167)	(219)
Percentage Change in EVE Ratio	(15.78)%	(19.65)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable), home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs) and which are intended to have a favorable impact on our IRR profile, the net impact of several other items resulted in the 3.87% improvement in the Percentage Change in EVE measure at September 30, 2019, when compared to the measure at September 30, 2018. The most significant factor contributing to the overall improvement was the change in market interest rates, which included a decrease of 116 basis points for the two-year term, a decrease of 135 basis points for the five-year term and a decrease of 133 basis points for the ten-year term, and which resulted in an improvement of 5.78% in the Percentage Change in EVE. Partially offsetting this improvement was the impact of an $85.0 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately

0.78%. Additionally, numerous modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, on a net basis, negatively impacted the Association's Percentage Change in EVE by 5.25%. Partially offsetting the unfavorable impact of the two preceding factors, our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition of duration extending funding sources. During the current fiscal year, the net affect of mortgage asset accumulation and funding source extension resulted in 4.12% of improvement to our Percentage Change in EVE. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of September 30, 2019, we estimated that our EaR for the 12 months ending September 30, 2020 would increase by 1.53% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. This assumption differs from the assumption used to report our EaR estimates in reporting periods prior to March 31, 2017, when our EaR disclosures were determined under assumed instantaneous changes in market interest rates. During the March 31, 2017 quarter, based on a survey of the predominate practices disclosed by other similarly profiled financial institutions, the Association adopted the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Association continues to calculate instantaneous scenarios, and as of September 30, 2019, we estimated that our EaR for the 12 months ending September 30, 2020, would decrease by 0.70% in the event of an instantaneous 200 basis point increase in market interest rates.
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

EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At September 30, 2019 the IRR profile as disclosed above was within our internal limits.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) was utilized. Management concluded that the Company's internal control over financial reporting was effective as of September 30, 2019, based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of September 30, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears therein.
The Sarbanes-Oxley Act Section 302 Certifications have been filed as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
TFS Financial Corporation
Cleveland, Ohio
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TFS Financial Corporation and subsidiaries (the “Company”) as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2019, of the Company and our report dated November 26, 2019, expressed an unqualified opinion on those financial statements.
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
Cleveland, Ohio
November 26, 2019

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated by reference from the Notice of Annual Meeting and Proxy Statement for the 2020 Annual Meeting of Shareholders (the “Proxy Statement”) sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Delinquent Section 16(a) Reports” and “Corporate Governance.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.
The table below sets forth information, as of September 30, 2019, regarding our executive officers other than Mr. Stefanski and Ms. Weil.

Name	Title	Age
Judith Z. Adam	Chief Risk Officer	64
Paul J. Huml	Chief Financial Officer	60
Anna Maria P. Motta	Chief Information Officer, the Association	60
Cathy W. Zbanek	Chief Marketing and Human Resources Officer, the Association	46
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
The following table provides information as of September 30, 2019 regarding our Amended and Restated 2008 Equity Incentive Plan that was approved by shareholders on February 22, 2018. The original plan was was approved by shareholders on May 29, 2008.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Rights and Warrants	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants		Number of Shares Remaining Available for Future Issuance Under the Plan
Equity Compensation Plans
Approved by Stockholders	5,769,739	$10.48	(1)	8,203,100
Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A		N/A
Total	5,769,739	$10.48	(1)	8,203,100
 ______________________

(1)
Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants is calculated using 1,394,139 shares of restricted stock awards and performance share units at $0.00 and 4,375,600 shares of stock option awards at $13.82.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:

a.	The consolidated financial statements of TFS Financial Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Condition as of September 30, 2019 and 2018;

•	Consolidated Statements of Income for the years ended September 30, 2019, 2018 and 2017;

•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2019, 2018 and 2017;

•	Consolidated Statements of Shareholders' Equity for the years ended September 30, 2019, 2018 and 2017;

•	Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2018 and 2017; and

•	Notes to the Consolidated Financial Statements
b. The exhibits listed in the Exhibits Index beginning on Page 129 of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
TFS Financial Corporation
Cleveland, Ohio

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan Losses - Qualitative Reserve for Smart Rate Loan Portfolio - Refer to Notes 1 and 5 to the financial statements.
Critical Audit Matter Description
The allowance for loan losses as of September 30, 2019 was $38.9 million. The allowance for loans losses (comprised of general, individually reviewed, and qualitative reserve components) is assessed on a quarterly basis and provisions for loans losses are made in order to maintain the allowance at a level sufficient to absorb credit losses in the portfolio. Impairment evaluations are performed on loans segregated into homogenous pools based on similarities in credit profile, product and property types. Through the evaluation, general allowances for loan losses are assessed based on historical loss experience for each homogenous pool. General allowances are adjusted to address other factors that affect estimated probable losses including the size of the portion of the portfolio that is not subjected to individual review; current delinquency statistics; the status of loans in foreclosure, real estate in judgment and real estate owned; national, regional and local economic factors and trends;

asset disposition loss statistics (both current and historical); and the relative level of individually allocated valuation allowances to the balances of loans individually reviewed.
The Company offers “Smart Rate” adjustable-rate mortgage loan products (“Smart Rate loan portfolio”) secured by residential properties with interest rates that are fixed for an initial period of three or five years, after which the interest rate generally resets every year based upon a contractual spread or margin linked to the Prime Rate. Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default.  The total value of loans in the Smart Rate loan portfolio at September 30, 2019 is approximately $5.0 billion. Allocated to the Smart Rate loan portfolio is an allowance for loan losses, including general, individually reviewed, and qualitative components.
The Smart Rate loan portfolio is a relatively new product and therefore lacks the historical loss experience compared to other types of loans in the overall portfolio. Due to this lack of historical loss experience, judgment is required by management in assessing the probability of default, specifically when interest rates rise. This required a high degree of auditor judgment and an increased extent of audit effort to evaluate the reasonableness of management’s estimates and assumptions related to the allowance for loan losses for the Smart Rate loan portfolio.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for loans losses for the Smart Rate loan portfolio included the following, among others:
·      We evaluated management’s written policies and procedures for estimating the allowance for loan losses for the Smart Rate loan portfolio, focusing on changes in the estimation process from prior year.
·      We tested the effectiveness of controls over the Company’s development, review and approval of the allowance for loan losses for the Smart Rate loan portfolio, including effectiveness of controls over the data used in the calculation of the allowance.
·      We tested the accuracy of information used in the allowance for loan losses process, through examining supporting documentation, testing the recording of charge-offs, and evaluating external economic information as compared to external sources.
·      We tested the underlying support for management’s historical loss and probability of default assumptions, including testing the reasonableness of the subjective factors based on relevant changes in industry and economic data.
.      We conducted peer analyses of the overall allowance to assess for reasonableness.

/s/ Deloitte & Touche LLP
Cleveland, Ohio
November 26, 2019
We have served as the Company's auditor since 2000.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
As of September 30, 2019 and 2018
(In thousands, except share data)

	2019	2018
ASSETS
Cash and due from banks	$31,728	$29,056
Other interest-earning cash equivalents	243,415	240,719
Cash and cash equivalents	275,143	269,775
Investment securities available for sale (amortized cost $550,605 and $549,211, respectively)	547,864	531,965
Mortgage loans held for sale, at lower of cost or market (none measured at fair value)	3,666	659
Loans held for investment, net:
Mortgage loans	13,189,516	12,872,125
Other loans	3,166	3,021
Deferred loan expenses, net	41,976	38,566
Allowance for loan losses	(38,913)	(42,418)
Loans, net	13,195,745	12,871,294
Mortgage loan servicing assets, net	8,080	8,840
Federal Home Loan Bank stock, at cost	101,858	93,544
Real estate owned, net	2,163	2,794
Premises, equipment, and software, net	61,577	63,399
Accrued interest receivable	40,822	38,696
Bank owned life insurance contracts	217,481	212,021
Other assets	87,957	44,344
TOTAL ASSETS	$14,542,356	$14,137,331
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,766,384	$8,491,583
Borrowed funds	3,902,981	3,721,699
Borrowers’ advances for insurance and taxes	103,328	103,005
Principal, interest, and related escrow owed on loans serviced	32,909	31,490
Accrued expenses and other liabilities	40,000	31,150
Total liabilities	12,845,602	12,378,927
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 279,962,777 and 280,311,070 outstanding at September 30, 2019 and September 30, 2018, respectively	3,323	3,323
Paid-in capital	1,734,154	1,726,992
Treasury stock, at cost; 52,355,973 and 52,007,680 shares at September 30, 2019 and September 30, 2018, respectively	(764,589)	(754,272)
Unallocated ESOP shares	(44,417)	(48,751)
Retained earnings—substantially restricted	837,662	807,890
Accumulated other comprehensive income (loss)	(69,379)	23,222
Total shareholders’ equity	1,696,754	1,758,404
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,542,356	$14,137,331
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended September 30, 2019
(In thousands, except share and per share data)

	2019	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$458,779	$422,953	$394,447
Investment securities available for sale	13,100	11,134	9,041
Other interest and dividend earning assets	10,208	8,958	5,507
Total interest and dividend income	482,087	443,045	408,995
INTEREST EXPENSE:
Deposits	143,353	102,255	87,421
Borrowed funds	73,313	59,849	42,678
Total interest expense	216,666	162,104	130,099
NET INTEREST INCOME	265,421	280,941	278,896
PROVISION (CREDIT) FOR LOAN LOSSES	(10,000)	(11,000)	(17,000)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	275,421	291,941	295,896
NON-INTEREST INCOME:
Fees and service charges, net of amortization	7,318	7,493	6,896
Net gain on the sale of loans	1,869	3,383	2,183
Increase in and death benefits from bank owned life insurance contracts	6,695	6,158	6,449
Other	4,582	4,502	4,321
Total non-interest income	20,464	21,536	19,849
NON-INTEREST EXPENSE:
Salaries and employee benefits	103,991	101,316	94,622
Marketing services	19,364	19,252	19,713
Office property, equipment, and software	26,432	26,897	24,531
Federal insurance premium and assessments	10,432	11,189	10,055
State franchise tax	5,040	4,775	5,235
Other expenses	28,414	28,884	28,248
Total non-interest expense	193,673	192,313	182,404
INCOME BEFORE INCOME TAXES	102,212	121,164	133,341
INCOME TAX EXPENSE	21,975	35,757	44,464
NET INCOME	$80,237	$85,407	$88,877
Earnings per share
Basic	$0.29	$0.31	$0.32
Diluted	$0.28	$0.30	$0.32
Weighted average shares outstanding
Basic	275,395,529	275,590,053	277,213,258
Diluted	277,374,426	277,298,425	279,268,768
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For each of the three years in the period ended September 30, 2019
(In thousands)

	2019	2018	2017
Net income	$80,237	$85,407	$88,877
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available for sale	11,459	(9,436)	(3,331)
Net change in cash flow hedges	(96,829)	37,340	11,620
Net change in defined benefit plan obligation	(7,231)	2,852	3,845
Total other comprehensive income (loss)	(92,601)	30,756	12,134
Total comprehensive income (loss)	$(12,364)	$116,163	$101,011
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the three years in the period ended September 30, 2019
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2016	$3,323	$1,716,818	$(681,569)	$(57,418)	$698,930	$(19,626)	$1,660,458
Comprehensive income
Net income	—	—	—	—	88,877	—	88,877
Other comprehensive income, net of tax	—	—	—	—	—	12,134	12,134
ESOP shares allocated or committed to be released	—	3,009	—	4,334	—	—	7,343
Compensation costs for equity incentive plans	—	3,937	—	—	(28)	—	3,909
Purchase of treasury stock (3,148,610 shares)	—	—	(52,549)	—	—	—	(52,549)
Treasury stock allocated to (from) equity incentive plan	—	(1,092)	(1,412)	—	—	—	(2,504)
Dividends paid to common shareholders ($0.545 per common share)	—	—	—	—	(27,709)	—	(27,709)
Balance at September 30, 2017	3,323	1,722,672	(735,530)	(53,084)	760,070	(7,492)	1,689,959
Comprehensive income
Net income	—	—	—	—	85,407	—	85,407
Other comprehensive income, net of tax	—	—	—	—	42	30,714	30,756
ESOP shares allocated or committed to be released	—	2,305	—	4,333	—	—	6,638
Compensation costs for equity incentive plans	—	4,718	—	—	—	—	4,718
Purchase of treasury stock (1,283,911 shares)	—	—	(19,673)	—	—	—	(19,673)
Treasury stock allocated to (from) equity incentive plan	—	(2,703)	931	—	—	—	(1,772)
Dividends paid to common shareholders ($0.76 per common share)	—	—	—	—	(37,629)	—	(37,629)
Balance at September 30, 2018	3,323	1,726,992	(754,272)	(48,751)	807,890	23,222	1,758,404
Comprehensive income
Net income	—	—	—	—	80,237	—	80,237
Other comprehensive loss, net of tax	—	—	—	—	—	(92,601)	(92,601)
ESOP shares allocated or committed to be released	—	2,935	—	4,334	—	—	7,269
Compensation costs for equity incentive plans	—	4,511	—	—	—	—	4,511
Purchase of treasury stock (555,400 shares)	—	—	(9,063)	—	—	—	(9,063)
Treasury stock allocated to (from) equity incentive plan	—	(284)	(1,254)	—	—	—	(1,538)
Dividends paid to common shareholders ($1.02 per common share)	—	—	—	—	(50,465)	—	(50,465)
Balance at September 30, 2019	$3,323	$1,734,154	$(764,589)	$(44,417)	$837,662	$(69,379)	$1,696,754
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended September 30, 2019
(In thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,237	$85,407	$88,877
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	11,780	11,356	11,252
Depreciation and amortization	22,950	25,187	20,885
Deferred income taxes	21,936	3,949	3,548
Provision (credit) for loan losses	(10,000)	(11,000)	(17,000)
Net gain on the sale of loans	(1,869)	(3,383)	(2,183)
Other net losses	116	1,127	562
Proceeds from sales of loans held for sale	48,517	25,585	29,172
Loans originated and principal repayments on loans for sale	(50,992)	(25,964)	(24,947)
Increase in and death benefits for bank owned life insurance contracts	(6,192)	(6,138)	(6,320)
Net increase in interest receivable and other assets	(13,202)	(6,812)	(1,383)
Net decrease in accrued expenses and other liabilities	(280)	(7,199)	(1,295)
Net cash provided by operating activities	103,001	92,115	101,168
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(3,028,188)	(3,338,773)	(3,422,896)
Principal repayments on loans	2,629,397	2,508,822	2,494,866
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	152,560	139,846	153,315
Proceeds from sale of:
Loans	69,620	372,497	218,158
Real estate owned	3,997	6,280	8,761
Purchases of:
FHLB Stock	(8,314)	(3,554)	(20,137)
Securities available for sale	(158,012)	(151,600)	(183,518)
Premises and equipment	(3,778)	(8,373)	(4,150)
Other	736	—	792
Net cash used in investing activities	(341,982)	(474,855)	(754,809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	274,801	339,958	(179,743)
Net increase in borrowers' advances for insurance and taxes	323	2,559	8,133
Net increase (decrease) in principal and interest owed on loans serviced	1,419	(4,276)	(13,635)
Net increase in short-term borrowed funds	326,991	317,043	1,160,682
Proceeds from long-term borrowed funds	275,000	15,088	—
Repayment of long-term borrowed funds	(420,709)	(281,809)	(208,100)
Cash collateral/settlements received from (provided to) derivative counterparties (1)	(152,386)	54,876	7,525
Purchase of treasury shares	(9,087)	(19,741)	(54,029)
Acquisition of treasury shares through net settlement	(1,538)	(1,772)	(2,504)
Dividends paid to common shareholders	(50,465)	(37,629)	(27,709)
Net cash provided by financing activities	244,349	384,297	690,620
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,368	1,557	36,979
CASH AND CASH EQUIVALENTS—Beginning of year	269,775	268,218	231,239
CASH AND CASH EQUIVALENTS—End of year	$275,143	$269,775	$268,218
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$143,363	$100,505	$87,373
Cash paid for interest on borrowed funds	81,743	61,055	36,216
Cash paid for income taxes	9,689	32,525	38,208
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	3,473	4,238	7,989
Transfer of loans from held for investment to held for sale	69,069	372,563	218,720
Transfer of loans from held for sale to held for investment	—	149	—
Treasury stock issued for stock benefit plans	322	2,740	1,135
(1) In accordance with ASC 230-10-45-27, cash flows from derivative instruments may be classified in the same category as items hedged. For the years ended September 30, 2018 and 2017, $54,876 and $7,525, respectively, of cash collateral and settlement payments received from derivative counterparties were reclassified from Operating to Financing Activities to conform to this presentation.
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the years ended September 30, 2019, 2018, and 2017
(Dollars in thousands unless otherwise indicated)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. Third Federal Savings and Loan Association of Cleveland, MHC, its federally chartered mutual holding company parent, owned 81.12% of the outstanding shares of common stock of the Company at September 30, 2019.
The Company’s primary operating subsidiaries include the Association and Third Capital, Inc. The Association is a federal savings association, which provides retail loan and savings products to its customers in Ohio and Florida, through its 37 full-service branches, eight loan production offices, customer service call center and internet site. The Association also provides savings products, purchase mortgages, first mortgage refinance loans, home equity lines of credit, and home equity loans in states outside of its branch footprint. Third Capital, Inc. was formed to hold non-thrift investments and subsidiaries, which include a limited liability company that acquires and manages commercial real estate. On October 31, 2019, the limited liability company sold the remaining two commercial office buildings it owned, which had a net book value of $19,324 at September 30, 2019, which was included in premises, equipment and software, net and other assets. Pending the outcome of various sale escrow reserves and credits, which will not be resolved until 2020, the Company estimates recording pre-tax income between $4,000 and $5,000 in 2020, representing its share of the gain on sale.
The accounting and reporting policies of TFS Financial Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the thrift industry.
Other than as described above and in Note 7, no material subsequent events have occurred requiring recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
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

Mortgage Banking Activity—Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Mortgage loans included in pending agency contracts to sell and securitize loans are carried at fair value. Fair value is based on quoted secondary market pricing for loan portfolios with similar characteristics and includes consideration of deferred fees (costs). Net unrealized gains or losses on loans carried at fair value, are recognized in a valuation allowance by charges to income.
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
Derivative Instruments—Derivative instruments are carried at fair value in the Company's financial statements. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income, net of tax, and reclassified into earnings in the same period during which the hedged transaction affects earnings. The earnings effect of the hedging instrument will be presented in the same income statement line item as the earnings effect of the hedged item. Accumulated other comprehensive income will be adjusted to a balance that reflects the cumulative change in the fair value of the hedging instrument. At the inception of a hedge, the Company documents certain items, including the relationship between the hedging instrument and the hedged item, the risk management objective and the nature of the risk being hedged, a description of how effectiveness will be measured, an evaluation of hedge transaction effectiveness and the benchmark interest rate or contractually specified interest rate being hedged.
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
Allowance for Loan Losses—The allowance for loan losses is assessed on a quarterly basis and provisions (credits) for loan losses are made in order to maintain the allowance at a level sufficient to absorb credit losses in the portfolio. Impairment evaluations are performed on loans segregated into homogeneous pools based on similarities in credit profile, product and property types. Through the evaluation, general allowances for loan losses are assessed based on historical loan loss experience for each homogeneous pool. General allowances are adjusted to address other factors that affect estimated probable losses including the size of the portion of the portfolio that is not subjected to individual review; current delinquency statistics; the status of loans in foreclosure, real estate in judgment and real estate owned; national, regional and local economic factors and trends; asset disposition loss statistics (both current and historical); and the relative level of individually allocated valuation allowances to the balances of loans individually reviewed. The allowance for loan losses is increased by recoveries and decreased by charge-offs. Management believes the allowance is adequate.
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
Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $9,732 at September 30, 2019 and 2018. Goodwill is reviewed for impairment on an annual basis as of September 30. No impairment was identified as of September 30, 2019 or 2018.
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
Share-Based Compensation—Compensation expense for awards of equity instruments is recognized on a straight-line basis over the requisite service period based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718 “Compensation—Stock Compensation”. Forfeitures are recognized as they occur. Share-based compensation expense is included in Salaries and employee benefits in the consolidated statements of income. Tax benefits or deficiencies recognized for the difference between realized deductions and cumulative book compensation cost on share-based compensation awards are included in operating cash flows on the consolidated statements of cash flows.

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
Earnings per Share—Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Outstanding shares include shares sold to subscribers, shares held by the Third Federal Foundation, shares of the Employee Stock Ownership Plan which have been allocated or committed to be released for allocation to participants, and shares held by Third Federal Savings, MHC. Unvested shares awarded in the Company's share-based compensation plan are treated as participating securities for purposes of the two-class method when they contain nonforfeitable rights to dividends, but are not included in the number of shares in the computation of basic EPS. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security.
Diluted earnings per share is computed using the same method as basic earnings per share, but the weighted-average number of shares reflects the potential dilution, if any, of unexercised stock options, unvested shares of performance share units and unvested shares of restricted stock units that could occur if stock options were exercised and performance share units and restricted stock units were issued and converted into common stock. These potentially dilutive shares would then be included in the number of weighted-average shares outstanding for the period using the treasury stock method. At September 30, 2019, 2018 and 2017, potentially dilutive shares include stock options, restricted stock units and performance share units issued through share-based compensation plans.
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
Pursuant to the eighth repurchase program for the repurchase of 10,000,000 shares authorized by the Board of Directors in October, 2016, a total of 555,400 shares were repurchased during the year ended September 30, 2019, 1,283,911 shares were repurchased during the year ended September 30, 2018 and 3,148,640 shares were repurchased during the year ended September 30, 2017. At September 30, 2019, there were 5,911,579 shares remaining to be purchased under the eighth repurchase program. The Company previously repurchased 51,300,000 shares of the Company’s common stock as part of the previous seven Board of Directors-approved share repurchase programs. In total, the Company has repurchased 55,388,421 shares of the Company's common stock as of September 30, 2019.
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
Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in table below) of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to net average assets (as defined). The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet assets to broad risk categories. At September 30, 2019, the Association exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
The Association operates under the capital requirements for the standardized approach of the Basel III capital framework for U.S. banking organizations (“Basel III Rules”), which limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At September 30, 2019, the Association exceeded the fully phased-in regulatory requirement for the "capital conservation buffer".
The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2019 and 2018, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total Capital to Risk-Weighted Assets	$1,557,868	19.56%	$637,063	8.00%	$796,329	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,518,952	10.54%	576,354	4.00%	720,442	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,518,952	19.07%	477,797	6.00%	637,063	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,518,938	19.07%	358,348	4.50%	517,614	6.50%
September 30, 2018
Total Capital to Risk-Weighted Assets	$1,559,180	20.47%	$609,414	8.00%	$761,767	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,516,758	10.87%	557,963	4.00%	697,453	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,516,758	19.91%	457,060	6.00%	609,414	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,516,744	19.91%	342,795	4.50%	494,149	6.50%

The Association paid dividends of $85,000 to the Company during each of the years ended September 30, 2019 and 2018.

On July 16, 2019, as dictated under interim final rules issued by the FRS on August 12, 2011, a majority of Third Federal Savings, MHC's members eligible to vote, approved Third Federal Savings, MHC waiving its right to receive dividends on the Company's stock that Third Federal Savings, MHC owns, up to $1.10 per share during the four quarters ending June 30, 2020. Unless the FRS amends its interim rule, a member vote will be required for Third Federal Savings, MHC to waive its right to receive dividends beyond June 30, 2020.
4. INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$544,042	$1,384	$(4,384)	$541,042
Fannie Mae certificates	6,563	259	—	6,822
Total	$550,605	$1,643	$(4,384)	$547,864

	September 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$537,330	$7	$(17,338)	$519,999
Fannie Mae certificates	7,906	237	(145)	7,998
U.S. Government obligations	3,975	—	(7)	3,968
Total	$549,211	$244	$(17,490)	$531,965

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at September 30, 2019 and 2018, were as follows:

	September 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$95,751	$488	$292,643	$3,896	$388,394	$4,384

	September 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$113,111	$1,799	$400,558	$15,539	$513,669	$17,338
Fannie Mae certificates	—	—	4,337	145	4,337	145
U.S. Government and agency obligations	3,968	7	—	—	3,968	7
Total	$117,079	$1,806	$404,895	$15,684	$521,974	$17,490

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
5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	September 30,
	2019	2018
Real estate loans:
Residential Core	$10,903,024	$10,930,811
Residential Home Today	84,942	94,933
Home equity loans and lines of credit	2,174,961	1,818,918
Construction	52,332	64,012
Real estate loans	13,215,259	12,908,674
Other consumer loans	3,166	3,021
Add (deduct):
Deferred loan expenses, net	41,976	38,566
Loans-in-process (“LIP”)	(25,743)	(36,549)
Allowance for loan losses	(38,913)	(42,418)
Loans held for investment, net	$13,195,745	$12,871,294

At September 30, 2019 and 2018, respectively, $3,666 and $659 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of September 30, 2019 and 2018, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio were 57% and 56%, respectively, and the percentages held in Florida were 16% as of both dates. As of September 30, 2019 and 2018, home equity loans and lines of credit were concentrated in the states of Ohio (31% and 36%), Florida (19% and 20%) and California (16% and 15%).
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers and most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after September 30, 2016. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the Residential Core portfolio. Since loans are no longer originated under the Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of customers and the communities served, since fiscal 2016 the Association has offered Fannie Mae eligible, HomeReady loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While the Association retains the servicing to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, an LTV ratio greater than 100%, or pay-option adjustable-rate mortgages.
The Association currently offers home equity lines of credit that include monthly principal and interest payments throughout the entire term. Home equity lines of credit originated prior to June 2010 require interest only payments for 10 years, with an option to extend the interest only and draw period another 10 years. Once the draw period has expired they are included in the home equity loan balance. The recorded investment in interest only loans is comprised solely of equity lines of credit with balances of $8,231 and $117,204 at September 30, 2019 and 2018, respectively.
An age analysis of the recorded investment in loan receivables that are past due at September 30, 2019 and 2018 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2019
Real estate loans:
Residential Core	$6,824	$4,030	$7,674	$18,528	$10,900,173	$10,918,701
Residential Home Today	2,629	1,685	2,623	6,937	77,677	84,614
Home equity loans and lines of credit	3,029	1,158	5,797	9,984	2,191,998	2,201,982
Construction	—	—	—	—	26,195	26,195
Total real estate loans	12,482	6,873	16,094	35,449	13,196,043	13,231,492
Other consumer loans	—	—	—	—	3,166	3,166
Total	$12,482	$6,873	$16,094	$35,449	$13,199,209	$13,234,658

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2018
Real estate loans:
Residential Core	$7,539	$2,335	$10,807	$20,681	$10,926,294	$10,946,975
Residential Home Today	2,787	1,765	3,814	8,366	86,383	94,749
Home equity loans and lines of credit	4,152	2,315	5,933	12,400	1,829,427	1,841,827
Construction	—	—	—	—	27,140	27,140
Total real estate loans	14,478	6,415	20,554	41,447	12,869,244	12,910,691
Other consumer loans	—	—	—	—	3,021	3,021
Total	$14,478	$6,415	$20,554	$41,447	$12,872,265	$12,913,712

At September 30, 2019 and 2018, real estate loans include $7,543 and $8,501, respectively, of loans that were in the process of foreclosure.

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

	September 30,
	2019	2018
Real estate loans:
Residential Core	$37,052	$41,628
Residential Home Today	12,442	14,641
Home equity loans and lines of credit	21,771	21,483
Total non-accrual loans	$71,265	$77,752
At September 30, 2019 and 2018, respectively, the recorded investment in non-accrual loans includes $55,171 and $57,197 which are performing according to the terms of their agreement, of which $25,895 and $29,439 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
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
The recorded investment in loan receivables at September 30, 2019 and 2018 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	September 30,
	2019			2018
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$87,069	$10,831,632	$10,918,701	$91,360	$10,855,615	$10,946,975
Residential Home Today	36,959	47,655	84,614	41,523	53,226	94,749
Home equity loans and lines of credit	46,445	2,155,537	2,201,982	47,911	1,793,916	1,841,827
Construction	—	26,195	26,195	—	27,140	27,140
Total real estate loans	170,473	13,061,019	13,231,492	180,794	12,729,897	12,910,691
Other consumer loans	—	3,166	3,166	—	3,021	3,021
Total	$170,473	$13,064,185	$13,234,658	$180,794	$12,732,918	$12,913,712

An analysis of the allowance for loan losses at September 30, 2019 and 2018 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	September 30,
	2019			2018
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$7,080	$12,673	$19,753	$6,934	$11,354	$18,288
Residential Home Today	2,422	1,787	4,209	2,139	1,065	3,204
Home equity loans and lines of credit	4,003	10,943	14,946	3,014	17,907	20,921
Construction	—	5	5	—	5	5
Total real estate loans	$13,505	$25,408	$38,913	$12,087	$30,331	$42,418

At September 30, 2019 and 2018, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with an indication of further deterioration in the fair value of the property not yet supported by a full review and collateral evaluation. All other individually evaluated loans received a charge-off if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At September 30, 2019 and 2018, respectively, allowances on individually reviewed loans evaluated for impairment (IVAs) included those based on the present value of cash flows, such as performing TDRs were $13,399 and $12,002, and allowances on loans with further deteriorations in the fair value of the property not yet supported by a full review were $106 and $85.
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains adjustable-rate mortgage loans whereby the interest rate is locked initially for mainly three or five years then resets annually, subject to various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial one, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required. The principal amount of loans in the portfolio that are adjustable-rate mortgage loans was $5,063,010 and $5,166,282 at September 30, 2019 and 2018, respectively.
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At September 30, 2019 and 2018, respectively, approximately 14% and 18% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 74.5%. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by PMIC as of September 30, 2019 and 2018, respectively, was $26,191 and $39,367, of which $24,198 and $36,075 was current. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of September 30, 2019 and 2018, respectively, was $17,345 and $20,912 of which $17,232 and $20,792 was current. As of September 30, 2019, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claim payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
Home equity loans and lines of credit, which are comprised primarily of home equity lines of credit, represent a significant portion of the residential real estate portfolio. On home equity lines of credit originated prior to 2012, subsequent deterioration in economic and housing market conditions may impact a borrower's ability to afford the higher payments required during the end of draw repayment period that follows the period of interest only payments, or the ability to secure alternative financing. Beginning in

February 2013, the terms on new home equity lines of credit included monthly principal and interest payments throughout the entire term to minimize the potential payment differential between the draw and after draw periods.
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
Other consumer loans are comprised of loans secured by certificate of deposit accounts, which are fully recoverable in the event of non-payment, and forgivable down payment assistance loans, which are unsecured loans used as down payment assistance to borrowers qualified through partner housing agencies. The Company expenses a liability for the loans which are forgiven in equal increments over a pre-determined term, subject to residency requirements.
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
The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of September 30, 2019 and September 30, 2018, are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees and expenses.

	September 30,
	2019			2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$44,122	$59,538	$—	$53,656	$69,516	$—
Residential Home Today	12,764	31,958	—	16,006	35,532	—
Home equity loans and lines of credit	18,528	23,935	—	22,423	28,504	—
Total	$75,414	$115,431	$—	$92,085	$133,552	$—
With an IVA recorded:
Residential Core	$42,947	$43,042	$7,080	$37,704	$37,774	$6,934
Residential Home Today	24,195	24,178	2,422	25,517	25,492	2,139
Home equity loans and lines of credit	27,917	27,924	4,003	25,488	25,519	3,014
Total	$95,059	$95,144	$13,505	$88,709	$88,785	$12,087
Total impaired loans:
Residential Core	$87,069	$102,580	$7,080	$91,360	$107,290	$6,934
Residential Home Today	36,959	56,136	2,422	41,523	61,024	2,139
Home equity loans and lines of credit	46,445	51,859	4,003	47,911	54,023	3,014
Total	$170,473	$210,575	$13,505	$180,794	$222,337	$12,087

At September 30, 2019 and September 30, 2018, respectively, the recorded investment in impaired loans includes $157,408 and $165,391 of loans restructured in TDRs of which $8,435 and $10,468 are 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during period that the loans were impaired are summarized below.

	For the Years Ended September 30,
	2019		2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$48,889	$1,582	$50,582	$2,968	$50,534	$1,411
Residential Home Today	14,385	230	17,393	1,150	19,444	337
Home equity loans and lines of credit	20,476	442	20,608	402	19,671	293
Total	$83,750	$2,254	$88,583	$4,520	$89,649	$2,041
With an IVA recorded:
Residential Core	$40,326	$1,371	$42,472	$1,571	$50,611	$1,891
Residential Home Today	24,856	1,173	26,689	1,590	29,584	1,445
Home equity loans and lines of credit	26,703	666	22,934	586	17,862	849
Total	$91,885	$3,210	$92,095	$3,747	$98,057	$4,185
Total impaired loans:
Residential Core	$89,215	$2,953	$93,054	$4,539	$101,145	$3,302
Residential Home Today	39,241	1,403	44,082	2,740	49,028	1,782
Home equity loans and lines of credit	47,179	1,108	43,542	988	37,533	1,142
Total	$175,635	$5,464	$180,678	$8,267	$187,706	$6,226

Interest on loans in non-accrual status is recognized on a cash basis. The amount of interest income on impaired loans recognized using a cash-basis method is $1,425, $2,245 and $1,443 for the years ended September 30, 2019, 2018 and 2017, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. Interest income on the remaining impaired loans is recognized on an accrual basis.

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

Collateral dependent residential mortgage loans and construction loans are charged off to the extent the recorded investment in the loan, net of anticipated mortgage insurance claims, exceeds the fair value, less costs to dispose of the underlying property. Management can determine if the loan is uncollectible for reasons such as foreclosures exceeding a reasonable time frame and recommend a full charge-off. Home equity loans or lines of credit are charged off to the extent the recorded investment in the loan plus the balance of any senior liens exceeds the fair value, less costs to dispose of the underlying property, or management determines the collateral is not sufficient to satisfy the loan. A loan in any portfolio identified as collateral dependent will continue to be reported as impaired until it is no longer considered collateral dependent, is less than 30 days past due and does not have a prior charge-off. A loan in any portfolio that has a partial charge-off consequent to impairment evaluation will continue to be individually evaluated for impairment until, at a minimum, the impairment has been recovered.
Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the years ended September 30, 2019, 2018 and 2017.
Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Association. The recorded investment in TDRs by category as of September 30, 2019 and September 30, 2018 is shown in the tables below.

September 30, 2019	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$35,829	$24,951	$19,494	$80,274
Residential Home Today	16,233	16,868	3,234	36,335
Home equity loans and lines of credit	34,459	3,115	3,225	40,799
Total	$86,521	$44,934	$25,953	$157,408

September 30, 2018	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$39,265	$23,116	$21,832	$84,213
Residential Home Today	18,243	18,483	3,683	40,409
Home equity loans and lines of credit	33,768	2,563	4,438	40,769
Total	$91,276	$44,162	$29,953	$165,391

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
For all loans restructured during the years ended September 30, 2019, 2018 and 2017 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.

The following tables set forth the recorded investment in TDRs restructured during the periods presented.

	For the Year Ended September 30, 2019
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$6,395	$6,301	$2,063	$14,759
Residential Home Today	716	2,910	397	4,023
Home equity loans and lines of credit	6,814	1,205	403	8,422
Total	$13,925	$10,416	$2,863	$27,204

	For the Year Ended September 30, 2018
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$6,334	$5,863	$3,085	$15,282
Residential Home Today	857	3,776	635	5,268
Home equity loans and lines of credit	15,185	1,240	370	16,795
Total	$22,376	$10,879	$4,090	$37,345

	For the Year Ended September 30, 2017
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$3,812	$2,176	$2,621	$8,609
Residential Home Today	1,061	2,734	469	4,264
Home equity loans and lines of credit	9,148	694	1,042	10,884
Total	$14,021	$5,604	$4,132	$23,757

Below summarizes the TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Year Ended September 30, 2019		For the Year Ended September 30, 2018		For the Year Ended September 30, 2017
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	15	$2,232	16	$2,474	17	$1,462
Residential Home Today	22	722	17	540	25	1,126
Home equity loans and lines of credit	13	1,039	8	331	16	667
Total	50	$3,993	41	$3,345	58	$3,255

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

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2019
Real Estate Loans:
Residential Core	$10,869,597	$4,348	$44,756	$—	$10,918,701
Residential Home Today	70,631	—	13,983	—	84,614
Home equity loans and lines of credit	2,175,341	2,588	24,053	—	2,201,982
Construction	26,195	—	—	—	26,195
Total real estate loans	$13,141,764	$6,936	$82,792	$—	$13,231,492

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2018
Real Estate Loans:
Residential Core	$10,898,725	$—	$48,250	$—	$10,946,975
Residential Home Today	78,180	—	16,569	—	94,749
Home equity loans and lines of credit	1,813,502	4,216	24,109	—	1,841,827
Construction	27,140	—	—	—	27,140
Total real estate loans	$12,817,547	$4,216	$88,928	$—	$12,910,691

At September 30, 2019 and 2018, respectively, the recorded investment of impaired loans includes $90,295 and $95,916 of TDRs that are individually evaluated for impairment that have adequately performed under the terms of the restructuring and are classified as Pass loans. At September 30, 2019 and 2018, respectively, there were $2,614 and $4,051 of loans classified Substandard and $6,936 and $4,216 of loans designated Special Mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment. Of the $6,936 of loans designated Special Mention at September 30, 2019, $4,348 are residential mortgage loans purchased during the first quarter of fiscal 2019. The purchased loans were current and performing at the time of purchase, but are designated Special Mention due to the absence of mortgage insurance coverage and potentially weaker repayment prospects when compared with the Company's originated residential Core Portfolio.
Other consumer loans are internally assigned a grade of non-performing when they become 90 days or more past due. At September 30, 2019 and 2018, no other consumer loans were graded as non-performing.
Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended September 30, 2019
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$18,288	$401	$(1,250)	$2,314	$19,753
Residential Home Today	3,204	(144)	(761)	1,910	4,209
Home equity loans and lines of credit	20,921	(10,257)	(2,975)	7,257	14,946
Construction	5	—	—	—	5
Total real estate loans	$42,418	$(10,000)	$(4,986)	$11,481	$38,913

	For the Year Ended September 30, 2018
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$14,186	$2,460	$(959)	$2,601	$18,288
Residential Home Today	4,508	(1,898)	(1,363)	1,957	3,204
Home equity loans and lines of credit	30,249	(11,562)	(5,832)	8,066	20,921
Construction	5	—	—	—	5
Total real estate loans	$48,948	$(11,000)	$(8,154)	$12,624	$42,418

	For the Year Ended September 30, 2017
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$15,068	$(3,311)	$(3,029)	$5,458	$14,186
Residential Home Today	7,416	(1,943)	(2,276)	1,311	4,508
Home equity loans and lines of credit	39,304	(11,744)	(6,173)	8,862	30,249
Construction	7	(2)	—	—	5
Total real estate loans	$61,795	$(17,000)	$(11,478)	$15,631	$48,948

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
During 2019, 2018 and 2017, $117,346, $400,136 and $249,426, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon. In these transactions, the Company retained residual interests in the form of mortgage loan servicing rights. Primary economic assumptions used to measure the value of the Company’s retained interests at the date of sale resulting from the completed transactions were as follows (per annum):

	2019	2018
Primary prepayment speed assumptions (weighted average annual rate)	22.7%	12.8%
Weighted average life (years)	24.3	23.9
Amortized cost to service loans (weighted average)	0.12%	0.12%
Weighted average discount rate	12%	12%

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

September 30, 2019
Fair value of mortgage loan servicing rights	$13,484
Prepayment speed assumptions (weighted average annual rate)	12.7%
Impact on fair value of 10% adverse change	$(464)
Impact on fair value of 20% adverse change	$(889)
Estimated prospective annual cost to service loans (weighted average)	0.12%
Impact on fair value of 10% adverse change	$(1,218)
Impact on fair value of 20% adverse change	$(2,436)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(483)
Impact on fair value of 20% adverse change	$(930)

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
Activity in mortgage servicing rights is summarized as follows:

	Year Ended September 30,
	2019	2018	2017
Balance—beginning of year	$8,840	$8,375	$8,852
Additions from loan securitizations/sales	497	1,909	1,347
Amortization (1)	(1,257)	(1,444)	(1,824)
Net change in valuation allowance	—	—	—
Balance—end of year	$8,080	$8,840	$8,375
Fair value of capitalized amounts	$13,484	$15,580	$16,102

(1) Year ended September 30, 2018 amount includes $48 related to the repurchase of loans previously sold and serviced by the Association.
The Company receives annual servicing fees ranging from 0.02% to 0.98% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing rights, included in Non-interest income, amounted to $4,225 in 2019, $4,288 in 2018 and $4,257 in 2017. The unpaid principal balance of mortgage loans serviced for others was approximately $1,796,519, $1,927,886 and $1,849,653 at September 30, 2019, 2018 and 2017, respectively. The ratio of capitalized servicing rights to the unpaid principal balance of mortgage loans serviced for others was 0.45%, 0.46%, and 0.45% at September 30, 2019, 2018 and 2017, respectively.

7. PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software at cost are summarized as follows:

	September 30,
	2019	2018
Land	$12,223	$12,183
Office buildings	78,755	78,470
Furniture, fixtures and equipment	37,571	35,495
Software	18,251	17,395
Leasehold improvements	15,570	15,370
	162,370	158,913
Less: accumulated depreciation and amortization	(100,793)	(95,514)
Total	$61,577	$63,399

During the years ended September 30, 2019, 2018 and 2017, depreciation and amortization expense on premises, equipment, and software was $5,885, $5,722 and $5,633, respectively.
The Company leases certain of its branches under renewable operating lease agreements. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at September 30, 2019:

Years Ending September 30,
2020	$4,881
2021	4,145
2022	3,171
2023	2,366
2024	1,613
Thereafter	4,209

During the years ended September 30, 2019, 2018 and 2017, rental expense was $6,696, $7,069 and $6,929, respectively, and appears in non-interest expense for office property, equipment, and software in the accompanying statements.

The Company, as lessor, leases certain commercial office buildings. The Company anticipates receiving future minimum payments of the following as of September 30, 2019:

Years Ending September 30,
2020	$2,365
2021	2,442
2022	2,262
2023	2,248
2024	2,319

During the years ended September 30, 2019, 2018 and 2017, rental income was $2,180, $2,148 and $1,857 respectively, and appears in other non-interest income in the accompanying statements. On October 31, 2019, the commercial office buildings and land, which had a net book value of $17,680 at September 30, 2019, were sold. Depreciation expense on the buildings during fiscal 2019 was $577.

8. ACCRUED INTEREST RECEIVABLE
Accrued interest receivable is summarized as follows:

	September 30,
	2019	2018
Investment securities	$1,445	$1,352
Loans	39,377	37,344
Total	$40,822	$38,696

9. DEPOSITS
Deposit account balances are summarized by interest rate as follows:

	Stated Interest Rate	September 30,
		2019		2018
		Amount	Percent	Amount	Percent
Checking accounts	0.00–0.30%	$862,647	9.9%	$913,525	10.8%
Savings accounts, excluding money market accounts	0.00–0.80	1,042,357	11.9	1,196,746	14.1
Money market accounts	0.00–1.90	441,843	5.0	59,308	0.7
Subtotal		2,346,847	26.8	2,169,579	25.6
Certificates of deposit	0.00–0.99	342,509	3.9	658,767	7.7
	1.00–1.99	2,643,011	30.2	3,745,576	44.1
	2.00–2.99	3,078,055	35.1	1,845,618	21.7
	3.00 and above	352,249	4.0	68,320	0.9
		6,415,824	73.2	6,318,281	74.4
Subtotal		8,762,671	100.0	8,487,860	100.0
Accrued interest		3,713	—	3,723	—
Total deposits		$8,766,384	100.0%	$8,491,583	100.0%

At September 30, 2019 and 2018, the weighted average interest rate was 0.24% and 0.22% on checking accounts; 0.47% and 0.43% on savings accounts, excluding money market accounts; 1.73% and 0.72% on money market accounts; 2.15% and 1.83% on certificates of deposit, respectively; and 1.74% and 1.45% on total deposits, respectively.
The aggregate amount of certificates of deposit in denominations of $100 or more totaled approximately $3,169,561 and $3,155,664 at September 30, 2019 and 2018, respectively. In accordance with the DFA, the maximum amount of deposit insurance is $250 per depositor.
Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $507,800 and $670,081 at September 30, 2019 and 2018, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. A well capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits.
The scheduled maturity of certificates of deposit is as follows:

	September 30, 2019
	Amount	Percent
12 months or less	$3,309,613	51.6%
13 to 24 months	1,136,635	17.7%
25 to 36 months	1,016,972	15.8%
37 to 48 months	444,676	6.9%
49 to 60 months	427,411	6.7%
Over 60 months	80,517	1.3%
Total	$6,415,824	100.0%

Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2019	2018	2017
Certificates of deposit	$128,489	$97,383	$84,410
Checking accounts	3,188	1,406	918
Savings accounts	11,676	3,466	2,093
Total	$143,353	$102,255	$87,421

10. BORROWED FUNDS
Federal Home Loan Bank borrowings at September 30, 2019 are summarized in the table below. The amount and weighted average rates of certain FHLB Advances reflect the net impact of deferred penalties discussed below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$3,579,816	2.13%
13 to 24 months	644	1.58%
25 to 36 months	—	—%
37 to 48 months	67,219	2.04%
49 to 60 months	225,000	1.70%
over 60 months	22,502	1.66%
Total FHLB Advances	3,895,181	2.10%
Accrued interest	7,800
Total	$3,902,981

For the years ended September 30, 2019 , 2018 and 2017, net interest expense related to Federal Home Loan Bank short-term borrowings was $61,757, $42,841 and $22,126, respectively.
Through the use of interest rate swaps discussed in Note 17. Derivative Instruments, $2,750,000 of FHLB advances included in the table above as maturing in 12 months or less, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

Effective Maturity:	Amount	Swap Adjusted Weighted Average Rate
12 months or less	$50,000	1.23%
13 to 24 months	525,000	1.19%
25 to 36 months	900,000	1.90%
37 to 48 months	250,000	2.49%
49 to 60 months	275,000	1.69%
Over 60 months	750,000	2.39%
Total FHLB Advances under swap contracts	$2,750,000	1.92%

During fiscal year 2016, $150,000 fixed-rate FHLB advances with remaining terms of approximately four years were prepaid with penalties incurred and replaced with new four- and five-year interest rate swap arrangements. The unamortized repayment penalties of $543 related to the $150,000 of restructuring will be recognized in interest expense over the remaining term of the swap contracts.

The following table sets forth certain information relating to Federal Home Loan Bank short-term borrowings at or for the periods indicated.

	At or For the Fiscal Years Ended September 30,
	2019	2018	2017
Balance at end of year	$3,250,000	$2,925,000	$2,610,000
Maximum outstanding at any month-end	$3,425,000	$2,925,000	$2,610,000
Average balance during year	$3,002,307	$2,707,566	$1,976,281
Average interest rate during the fiscal year	2.43%	1.71%	0.89%
Weighted average interest rate at end of year	2.23%	2.13%	1.22%
Interest expense	$74,742	$46,612	$17,826

The Association’s maximum borrowing capacity at the FHLB, under the most restrictive measure, was an additional $60,717 at September 30, 2019. Pursuant to collateral agreements with FHLB of Cincinnati, advances are secured by a blanket lien on qualifying first mortgage loans. In addition to the existing available capacity, the Association’s capacity limit for additional borrowings from the FHLB of Cincinnati was $4,267,529 at September 30, 2019, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, the Association would have to increase its ownership of FHLB of Cincinnati common stock by an additional $85,351. The terms of the advances include various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels. As of September 30, 2019, the Association was in compliance with all such covenants. The Association’s borrowing capacity at the FRB-Cleveland Discount Window was $44,854 at September 30, 2019.
11. OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Fiscal year 2017 activity
Balance at September 30, 2016	$416	$(1,371)	$(18,671)	$(19,626)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $4,479	(3,331)	9,186	2,463	8,318
Amounts reclassified, net of tax expense (benefit) of $2,055	—	2,434	1,382	3,816
Other comprehensive income (loss)	(3,331)	11,620	3,845	12,134
Balance at September 30, 2017	$(2,915)	$10,249	$(14,826)	$(7,492)
Fiscal year 2018 activity
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $10,638	(9,436)	40,187	1,625	32,376
Amounts reclassified, net of tax expense (benefit) of $(472)	—	(2,847)	1,227	(1,620)
Other comprehensive income (loss)	(9,436)	37,340	2,852	30,756
Adoption of ASU 2018-02	(1,273)	4,325	(3,094)	(42)
Balance at September 30, 2018	$(13,624)	$51,914	$(15,068)	$23,222
Fiscal year 2019 activity
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(22,171)	11,459	(86,570)	(8,287)	(83,398)
Amounts reclassified, net of tax expense (benefit) of $(2,446)	—	(10,259)	1,056	(9,203)
Other comprehensive income (loss)	11,459	(96,829)	(7,231)	(92,601)
Balance at September 30, 2019	$(2,165)	$(44,915)	$(22,299)	$(69,379)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	For the Years Ended September 30,			Line Item in the Statement of Income
	2019	2018	2017
Cash flow hedges:
Interest (income) expense	$(12,985)	$(3,771)	$3,745	Interest expense
Net income tax effect	2,726	924	(1,311)	Income tax expense
Net of income tax expense (benefit)	$(10,259)	$(2,847)	$2,434

Amortization of defined benefit plan:
Actuarial loss	$1,336	$1,679	$2,126	(a)
Net income tax effect	(280)	(452)	(744)	Income tax expense
Net of income tax expense (benefit)	1,056	1,227	1,382
Adoption of ASU 2018-02	—	(42)	—	(b)
Total reclassifications for the period	$(9,203)	$(1,662)	$3,816
(a) These items are included in the computation of net period pension cost. See Note 13. Employee Benefit Plans for additional disclosure.
(b) This item is a reclassification between AOCI and Retained Earnings due to the adoption of ASU 2018-02.
12. INCOME TAXES
The components of the income tax provision are as follows:

	Year Ended September 30,
	2019	2018	2017
Current tax expense (benefit):
Federal	$184	$30,044	$39,794
State	(145)	1,805	1,121
Deferred tax expense (benefit):
Federal	20,252	3,836	3,634
State	1,684	72	(85)
Income tax provision	$21,975	$35,757	$44,464

Reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended September 30,
	2019	2018	2017
Tax at statutory rate	21.0%	24.5%	35.0%
State tax, net	1.2	1.2	0.5
Non-taxable income from bank owned life insurance contracts	(1.4)	(1.2)	(1.7)
Non-deductible compensation	1.6	0.4	0.5
Remeasurement of deferred tax assets	—	5.4	—
Other, net	(0.9)	(0.8)	(1.0)
Income tax provision	21.5%	29.5%	33.3%

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2019	2018
Deferred tax assets:
Loan loss reserve	$14,758	$15,450
Net operating loss carryforward	4,417	—
Deferred compensation	5,091	5,598
Pension	896	—
Property, equipment and software basis difference	413	759
Other	2,878	2,012
Total deferred tax assets	28,453	23,819
Deferred tax liabilities:
FHLB stock basis difference	5,080	5,048
Mortgage servicing rights	1,262	1,263
Pension	—	16
Goodwill	2,145	2,138
Deferred loan costs, net of fees	12,078	11,190
Other	3,334	2,288
Total deferred tax liabilities	23,899	21,943
Net deferred tax asset	$4,554	$1,876

In the accompanying Consolidated Statements of Condition the net deferred tax asset is included in Other assets.
A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The net deferred tax asset at September 30, 2019 includes $4,417 related to net operating loss carryforwards, effected by mark-to-market accounting on our swap positions, that can be used to offset taxable income in future periods, subject to certain annual limitations. There was no valuation allowance required at September 30, 2019 or 2018.
Retained earnings at September 30, 2019 and 2018 included approximately $104,861 for which no provision for federal or state income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and nonqualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Association, nor if the Association is merged or liquidated tax-free into a bank or undergoes a charter change. If the Association fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.
The provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “Income Taxes,” prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a more-likely-than-not recognition threshold in order for the related tax benefit to be recognized or continue to be recognized. As of September 30, 2019 and 2018, the Company had no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.

The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. The Company recognized no interest expense or penalties on income tax assessments during the years ended September 30, 2019, 2018 and 2017. There was no interest accrued at September 30, 2019 or 2018.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). Among its numerous changes to the Internal Revenue Code, the Act reduced the federal corporate tax rate to 21% from 35% effective January 1, 2018. Because of the Company's September 30 fiscal year end, a blended federal tax rate of 24.53% was applied to the fiscal year ended September 30, 2018. The federal statutory rate of 21% is effective for the Company beginning with the fiscal year ending September 30, 2019. During the years ended September 30, 2019 and 2018 the Company recorded $44 and $6,610 of income tax expense to recognize the impact of changes in federal income tax rates and other provisions of the Act on the net deferred tax asset.
The Company’s effective income tax rate was 21.5%, 29.5% and 33.3% for the years ending September 30, 2019, 2018 and 2017, respectively. The decrease in the effective rate for the year ended September 30, 2019 compared to the same periods during fiscal 2018 and 2017 is primarily due to the impact of the Act as discussed above.
During the year ended September 30, 2019, the Company generated for tax purposes, a net operating loss of $20,038.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2016.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material for the years ended September 30, 2019, 2018 and 2017.
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
The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30,
	2019	2018
Projected benefit obligation at beginning of year	$80,609	$82,218
Interest cost	3,229	3,095
Actuarial loss and other	10,095	(1,165)
Benefits paid	(3,864)	(3,539)
Projected benefit obligation at end of year	$90,069	$80,609

The following table reconciles the beginning and ending balances of the fair value of Plan assets and presents the funded status of the Plan recognized in the Consolidated Statements of Condition at the September 30 measurement dates:

	September 30,
	2019	2018
Fair value of plan assets at beginning of year	$79,302	$72,806
Actual return on plan assets	4,189	5,035
Employer contributions	2,000	5,000
Benefits paid	(3,864)	(3,539)
Fair value of plan assets at end of year	$81,627	$79,302
Funded status of the plan—asset (liability)	$(8,442)	$(1,307)

The components of net periodic cost recognized in the Consolidated Statements of Income are as follows:

	Year Ended September 30,
	2019	2018	2017
Interest Cost	$3,229	$3,095	$3,068
Expected return on plan assets	(4,584)	(4,142)	(4,134)
Amortization of net loss and other	1,336	1,679	2,126
Net periodic benefit (income) cost	$(19)	$632	$1,060

There were no required minimum employer contributions during the fiscal year ended September 30, 2019. The Company made a voluntary contribution of $2,000 during the current fiscal year.
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
The following table presents the fair value of Plan assets.

	September 30,
	2019				2018
	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
Pooled Separate Accounts	$81,627	N/A	Daily	7 Days	$79,302	N/A	Daily	7 Days

There are no redemption restrictions on Plan assets at September 30, 2019. Redemptions may be deferred for a longer period if conditions do not permit an orderly transfer or for certain investments of an illiquid nature.
The following additional information is provided with respect to the Plan:

	September 30,
	2019	2018	2017
Assumptions and dates used to determine benefit obligations:
Discount rate	3.20%	4.15%	3.90%
Rate of compensation increase	n/a	n/a	n/a

Assumptions used to determine net periodic benefit cost:
Discount rate	4.15%	3.90%	3.75%
Long-term rate of return on plan assets	6.25%	6.25%	7.00%
Rate of compensation increase (graded scale)	n/a	n/a	n/a

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

Expected Benefit Payments During the Fiscal Years Ending September 30:
2020	$5,310
2021	4,490
2022	4,280
2023	4,470
2024	4,740
Aggregate expected benefit payments during the five fiscal year period beginning October 1, 2024, and ending September 30, 2029	23,740
Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2020	—

For the fiscal years ended September 30, 2019, 2018, and 2017, AOCI includes pretax net actuarial losses of $28,227, $19,073, and $22,809, respectively, which have not been recognized as components of net periodic benefit costs as of the measurement date. The Company expects that $2,288 of net actuarial losses will be recognized as AOCI components of net periodic benefit cost during the fiscal year ended September 30, 2020.
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
The total of the Company’s matching and discretionary contributions related to the 401(k) savings plan for the years ended September 30, 2019, 2018 and 2017 was $3,827, $3,703 and $3,456, respectively.
Employee (Associate) Stock Ownership Plan—The Company established an ESOP for its employees effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock and provides employees with an opportunity to receive a funded retirement benefit, based primarily on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the Board of Directors. The ESOP is accounted for in accordance with the provisions for stock compensation in FASB ASC 718. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2019, 2018 and 2017 fiscal years was $7,268, $6,639 and $7,342, respectively.
The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of September 30, 2019 and 2018 was $54,236 and $57,986, respectively. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2019, 6,839,089 shares have been allocated to participants and 325,004 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 4,441,731 at September 30, 2019, and had a fair market value of $80,040. Participants have the option to receive dividends on allocated shares in cash or leave the dividend in the ESOP. Dividends are reinvested in Company stock for those participants who choose to leave their dividends in the ESOP or who do not make an election. The purchase of Company stock for reinvestment of dividends is made in the open market on or about the date of the cash disbursement to the participants who opt to take dividends in cash. Dividends on unallocated shares held in the Employer Stock fund were paid to the trustee to be used to make payments on the outstanding loan obligation.

14. EQUITY INCENTIVE PLAN
At the annual meeting of shareholders held on February 22, 2018, shareholders of the Company approved the TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan. The Amended and Restated 2008 Equity Incentive Plan and the 2008 Equity Incentive Plan, approved by shareholders in May 2008, are collectively referred to as the "Equity Plan”. The amended and restated plan is substantially similar to the previous plan, except that the number of future shares eligible to be granted has been reduced to 8,450,000 shares, of which 8,203,100 shares remain available for future award, and the term to grant shares has been extended to February 21, 2028.
The Company recorded excess tax benefits of $296, $125, and $1,058 related to share-based compensation awards for the years ended September 30, 2019, 2018 and 2017, respectively.
The following table presents share-based compensation expense and the related tax benefit recognized during the periods presented.

	Year Ended September 30,
	2019	2018	2017
Restricted stock units expense	$3,260	$3,468	$2,391
Performance share units expense	413	—	—
Stock option expense	838	1,251	1,502
Total stock-based compensation expense	$4,511	$4,719	$3,893
Tax benefit related to share-based compensation expense	$792	$1,024	$1,195

Restricted stock units vest over a one to ten year service period. The product of the number of units granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock units under the Equity Plan. The Company recognizes compensation expense for the fair value of restricted stock units on a straight-line basis over the requisite service period.
The following is a summary of the status of the Company’s restricted stock units as of September 30, 2019 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2018	1,335,425	$13.19
Granted	138,400	$15.54
Released	(137,386)	$14.93
Forfeited	(6,800)	$14.74
Outstanding at September 30, 2019 (1)	1,329,639	$13.24

(1) Includes 765,748 shares with a weighted average grant date fair value of $11.87 that have vested but will not be issued until the recipients are no longer employed by the Company.
The weighted average grant date fair value of restricted stock units granted during the years ended September 30, 2019, 2018 and 2017 was $15.54, $14.81 and $19.26 per share, respectively. The total fair value of restricted stock units vested during the years ended September 30, 2019, 2018 and 2017 was $1,465, $6,996, and $2,655, respectively. Expected future compensation expense relating to the non-vested restricted stock units at September 30, 2019 is $3,416 over a weighted average period of 1.78 years.
Performance share units vest in the form of Company common stock issued at the end of a three-year period, based on the pro-rata achievement of performance based metrics over a two-year period. The range of payout is zero to 150% of the number of share units granted. The Company recognizes compensation expense for the fair value of performance share units on a straight-line basis over the requisite service period, based on the performance condition that is probable of achievement. Probability of achievement is reassessed at each reporting period and the cumulative effect of a change in estimate, if any, is recognized in the period of change. Cash dividend equivalents are accrued and paid only if and when the underlying units become vested and payable.

The following is a summary of the status of the Company’s performance share units as of September 30, 2019 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2018	—	$—
Granted	64,500	$15.54
Released	—	$—
Outstanding at September 30, 2019	64,500	$15.54

The weighted average grant date fair value of performance share units granted during the year ended September 30, 2019 was $15.54. No performance share units were granted during the years ended 2018 and 2017. No performance share units vested during the years ended September 30, 2019, 2018 and 2017. Expected future compensation expense relating to the non-vested performance share units at September 30, 2019 is $589 over a weighted average period of 1.83 years.
Stock options have a contractual term of 10 years and vest over a one to seven year service period. The Company recognizes compensation expense for the fair values of these awards, which have installment vesting, on a straight-line basis over the requisite service period of the awards.
The following is a summary of the Company’s stock option activity and related information for the Equity Plan for the year ended September 30, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2018	4,987,962	$13.71	5.84	$9,417
Granted	—	$—
Exercised	(605,562)	$12.87		$2,775
Forfeited	(6,800)	$14.74		$15
Outstanding at September 30, 2019	4,375,600	$13.82	4.93	$19,156
Vested and exercisable, at September 30, 2019	3,520,586	$13.49	4.20	$16,629
Vested or expected to vest, at September 30, 2019	4,375,600	$13.82	4.93	$19,156

The fair values of the stock options were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. There were no stock options granted during 2019.

	Year ended
	2018	2017
Expected dividend yield	4.60%	2.59%
Expected volatility	16.56%	21.97%
Risk-free interest rate	2.33%	1.86%
Expected option term (in years)	6.00	6.00

The expected dividend yields for 2018 and 2017 were estimated based on the then-current annualized dividend payouts of $0.68 and $0.50 per share, respectively, which were not expected to change. The historical volatility rate of the company’s stock was used in the estimation of fair value. Management estimated the expected term of the options using the simplified method allowed under SEC Staff Accounting Bulletin 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in Staff Accounting Bulletin No. 107. The five and seven year Treasury yield in effect at the time of the grant provides the risk-free rate of return for periods within the expected term of the options.
The weighted average grant date fair value of options granted during the years ended September 30, 2018 and 2017 was $1.22, and $3.22 per share, respectively. Expected future compensation expense relating to the non-vested options outstanding as of September 30, 2019 is $605 over a weighted average period of 1.00 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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
At September 30, 2019, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$306,729
Adjustable-rate mortgage loans	213,936
Equity loans and lines of credit including bridge loans	134,363
Total	$655,028

At September 30, 2019, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$2,211,640
Construction loans	25,743
Limited partner investments	11,541
Total	$2,248,924

At September 30, 2019, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $2,222,518.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value, mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At September 30, 2019 and 2018, respectively, there were no loans held for sale, subject to pending agency contracts for which the fair value option was elected.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2019 and 2018, respectively, this includes $547,864 and $531,965 of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac, and Ginnie Mae. Values at both dates are measured using the market approach. The fair values of collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At September 30, 2019 and 2018, respectively, there were $3,666 and $659 of loans held for sale carried at cost.
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
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At September 30, 2019 and 2018, respectively, this included $98,875 and $98,459 in recorded investment of TDRs with related allowances for loss of $13,399 and $12,002.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. The carrying amounts of real estate owned at September 30, 2019 and September 30, 2018 were $2,163 and $2,794, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At September 30, 2019 and 2018, these adjustments were not significant to reported fair values. At September 30, 2019 and 2018, respectively, $987 and $1,238 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $146 and $132 related to properties measured at fair value and $1,322 and $1,688 of properties carried at their original or adjusted cost basis at September 30, 2019 and 2018, respectively.

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

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at September 30, 2019 and 2018 are summarized below. There were no liabilities carried at fair value on a recurring basis at September 30, 2019.

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	$541,042	$—	$541,042	$—
Fannie Mae certificates	6,822	—	6,822	—
Derivatives:
Interest rate lock commitments	44	—	—	44
Total	$547,908	$—	$547,864	$44

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$3,968	$—	$3,968	$—
REMIC’s	519,999	—	519,999	—
Fannie Mae certificates	7,998	—	7,998	—
Total	$531,965	$—	$531,965	$—
Liabilities
Derivatives:
Interest rate lock commitments	$2	$—	$—	$2
Total	$2	$—	$—	$2

The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Interest Rate Lock Commitments
	Year Ended September 30,
	2019	2018	2017
Beginning balance	$(2)	$58	$99
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	46	(60)	(41)
Ending balance	$44	$(2)	$58
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$44	$(2)	$58

Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$71,492	$—	$—	$71,492
Real estate owned(1)	987	—	—	987
Total	$72,479	$—	$—	$72,479
______________________
(1) Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$82,250	$—	$—	$82,250
Real estate owned(1)	1,238	—	—	1,238
Total	$83,488	$—	$—	$83,488
 ______________________
(1)    Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments at September 30, 2019 include both mortgage origination applications and preapprovals. Preapprovals have a much lower closure rate than origination applications as reflected in the weighted average closure rate.

	Fair Value						Weighted
	9/30/2019	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$71,492	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	30%	6.1%

Interest rate lock commitments	$44	Quoted Secondary Market pricing	Closure rate	0	-	100%	65.6%

	Fair Value						Weighted
	9/30/2018	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$82,250	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	6.4%

Interest rate lock commitments	($2)	Quoted Secondary Market pricing	Closure rate	0	-	100%	50.0%

The following tables present the carrying amount and estimated fair value of the Company’s financial instruments.

	September 30, 2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$31,728	$31,728	$31,728	$—	$—
Interest earning cash equivalents	243,415	243,415	243,415	—	—
Investment securities available for sale	547,864	547,864	—	547,864	—
Mortgage loans held for sale	3,666	3,706	—	3,706	—
Loans-net:
Mortgage loans held for investment	13,192,579	13,716,398	—	—	13,716,398
Other loans	3,166	3,328	—	—	3,328
Federal Home Loan Bank stock	101,858	101,858	N/A	—	—
Accrued interest receivable	40,822	40,822	—	40,822	—
Cash collateral held by counterparty	44,261	44,261	44,261	—	—
Derivatives	44	44	—	—	44
Liabilities:
Checking and passbook accounts	$2,346,847	$2,346,847	$—	$2,346,847	$—
Certificates of deposit	6,419,537	6,541,791	—	6,541,791	—
Borrowed funds	3,902,981	3,903,032	—	3,903,032	—
Borrowers’ advances for taxes and insurance	103,328	103,328	—	103,328	—
Principal, interest and escrow owed on loans serviced	32,909	32,909	—	32,909	—

	September 30, 2018
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$29,056	$29,056	$29,056	$—	$—
Interest earning cash equivalents	240,719	240,719	240,719	—	—
Investment securities available for sale	531,965	531,965	—	531,965	—
Mortgage loans held for sale	659	661	—	661	—
Loans-net:
Mortgage loans held for investment	12,868,273	12,908,729	—	—	12,908,729
Other loans	3,021	3,045	—	—	3,045
Federal Home Loan Bank stock	93,544	93,544	N/A	—	—
Accrued interest receivable	38,696	38,696	—	38,696	—
Cash collateral held by counterparty	13,794	13,794	13,794	—	—
Liabilities:
Checking and passbook accounts	$2,169,579	$2,169,579	$—	$2,169,579	$—
Certificates of deposit	6,322,004	6,006,951	—	6,006,951	—
Borrowed funds	3,721,699	3,724,020	—	3,724,020	—
Borrowers’ advances for taxes and insurance	103,005	103,005	—	103,005	—
Principal, interest and escrow owed on loans serviced	31,490	31,490	—	31,490	—
Derivatives	2	2	—	—	2

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
Borrowed Funds—Fair value for borrowed funds is estimated using discounted cash flows and rates currently charged for borrowings of similar remaining maturities.
Accrued Interest Receivable, Borrowers’ Advances for Insurance and Taxes, and Principal, Interest and Related Escrow Owed on Loans Serviced—The carrying amount is a reasonable estimate of fair value.

Derivatives—Fair value is estimated based on the valuation techniques and inputs described earlier in this footnote.
17. DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At September 30, 2019 and September 30, 2018, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 3.7 years and 3.3 years and weighted average fixed-rate interest payments of 1.92% and 1.75%, respectively.
Cash flow hedges are assessed for effectiveness using regression analysis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is preformed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at September 30, 2019.
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at September 30, 2019 or September 30, 2018.
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

	September 30, 2019		September 30, 2018
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$825,000	$—	$1,725,000	$—
Other Liabilities	1,925,000	—	—	—
Total cash flow hedges: Interest rate swaps	$2,750,000	$—	$1,725,000	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$10,358	$44	$—	$—
Other Liabilities	—	—	4,248	2
Total interest rate lock commitments	$10,358	$44	$4,248	$(2)

The following tables present the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

	Location of Gain or (Loss) Recognized in Income	Year Ended September 30,
		2019	2018	2017
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$(109,583)	$53,717	$14,131
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	12,985	3,771	(3,745)

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$46	$(60)	$(41)

The Company estimates that $3,240 of the amounts reported in AOCI will be reclassified as a debit to interest expense during the fiscal year ending September 30, 2020.
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

	September 30,
	2019	2018
Statements of Condition
Assets:
Cash and due from banks	$5,313	$1,215
Investment securities - available for sale	—	3,968
Other loans:
Demand loan due from Third Federal Savings and Loan	140,955	120,237
ESOP loan receivable	54,236	57,986
Investments in:
Third Federal Savings and Loan	1,455,221	1,545,491
Non-thrift subsidiaries	83,968	82,301
Prepaid federal and state taxes	8,266	213
Deferred income taxes	2,603	864
Accrued receivables and other assets	11,042	10,123
Total assets	$1,761,604	$1,822,398
Liabilities and shareholders’ equity:
Line of credit due non-thrift subsidiary	$62,546	$61,066
Accrued expenses and other liabilities	2,304	2,928
Total liabilities	64,850	63,994
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 279,962,777 and 280,311,070 outstanding at September 30, 2019 and September 30, 2018, respectively	3,323	3,323
Paid-in capital	1,734,154	1,726,992
Treasury stock, at cost; 52,355,973 and 52,007,680 shares at September 30, 2019 and September 30, 2018, respectively	(764,589)	(754,272)
Unallocated ESOP shares	(44,417)	(48,751)
Retained earnings—substantially restricted	837,662	807,890
Accumulated other comprehensive income (loss)	(69,379)	23,222
Total shareholders’ equity	1,696,754	1,758,404
Total liabilities and shareholders’ equity	$1,761,604	$1,822,398

	Years Ended September 30,
	2019	2018	2017
Statements of Comprehensive Income
Interest income:
Demand loan due from Third Federal Savings and Loan	$3,784	$2,147	$914
ESOP loan	2,889	2,536	2,308
Other interest income	33	51	21
Investment securities - available for sale	79	27	—
Total interest income	6,785	4,761	3,243
Interest expense:
Borrowed funds from non-thrift subsidiaries	1,476	1,179	612
Total interest expense	1,476	1,179	612
Net interest income	5,309	3,582	2,631
Non-interest income:
Intercompany service charges	36	42	68
Dividend from Third Federal Savings and Loan	85,000	85,000	81,000
Total other income	85,036	85,042	81,068
Non-interest expenses:
Salaries and employee benefits	4,921	5,666	5,134
Professional services	879	1,381	982
Office property and equipment	—	—	3
Other operating expenses	247	248	193
Total non-interest expenses	6,047	7,295	6,312
Income before income taxes	84,298	81,329	77,387
Income tax benefit	(2,047)	(1,071)	(3,747)
Income before undistributed earnings of subsidiaries	86,345	82,400	81,134
Equity in undistributed earnings of subsidiaries (dividend in excess of earnings):
Third Federal Savings and Loan	(7,775)	1,126	6,709
Non-thrift subsidiaries	1,667	1,881	1,034
Net income	80,237	85,407	88,877
Change in net unrealized gain (loss) on securities available for sale	11,459	(9,436)	(3,331)
Change in cash flow hedges	(96,829)	37,340	11,620
Change in pension obligation	(7,231)	2,852	3,845
Total other comprehensive (loss) income	(92,601)	30,756	12,134
Total comprehensive (loss) income	$(12,364)	$116,163	$101,011

	Years Ended September 30,
	2019	2018	2017
Statements of Cash Flows
Cash flows from operating activities:
Net income	$80,237	$85,407	$88,877
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiaries) dividend in excess of earnings:
Third Federal Savings and Loan	7,775	(1,126)	(6,709)
Non-thrift subsidiaries	(1,667)	(1,881)	(1,034)
Deferred income taxes	(1,739)	1,766	74
ESOP and Stock-based compensation expense	1,668	1,585	1,439
Net increase in interest receivable and other assets	(8,997)	(910)	(2,300)
Net (decrease) increase in accrued expenses and other liabilities	(600)	307	144
Net cash provided by operating activities	76,677	85,148	80,491
Cash flows from investing activities:
Proceeds from maturity of securities available for sale	4,000	—	—
Purchase of securities available for sale	—	(4,000)	—
Increase in balances lent to Third Federal Savings and Loan	(20,718)	(30,938)	(856)
Net cash used in investing activities	(16,718)	(34,938)	(856)
Cash flows from financing activities:
Principal reduction of ESOP loan	3,750	3,773	3,703
Purchase of treasury shares	(9,087)	(19,741)	(54,029)
Dividends paid to common shareholders	(50,465)	(37,629)	(27,709)
Acquisition of treasury shares through net settlement for taxes	(1,538)	(1,772)	(2,504)
Net increase in borrowings from non-thrift subsidiaries	1,479	1,251	925
Net cash used in financing activities	(55,861)	(54,118)	(79,614)
Net increase (decrease) in cash and cash equivalents	4,098	(3,908)	21
Cash and cash equivalents—beginning of year	1,215	5,123	5,102
Cash and cash equivalents—end of year	$5,313	$1,215	$5,123

19. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock and performance share units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At September 30, 2019 and 2018, respectively, the ESOP held 4,441,731 and 4,875,071 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s earnings per share calculations.

	For the Year Ended September 30, 2019
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$80,237
Less: income allocated to restricted stock units	1,522
Basic earnings per share:
Income available to common shareholders	78,715	275,395,529	$0.29
Diluted earnings per share:
Effect of dilutive potential common shares		1,978,897
Income available to common shareholders	$78,715	277,374,426	$0.28

	For the Year Ended September 30, 2018
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$85,407
Less: income allocated to restricted stock units	1,211
Basic earnings per share:
Income available to common shareholders	84,196	275,590,053	$0.31
Diluted earnings per share:
Effect of dilutive potential common shares		1,708,372
Income available to common shareholders	$84,196	277,298,425	$0.30

	For the Year Ended September 30, 2017
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$88,877
Less: income allocated to restricted stock units	901
Basic earnings per share:
Income available to common shareholders	87,976	277,213,258	$0.32
Diluted earnings per share:
Effect of dilutive potential common shares		2,055,510
Income available to common shareholders	$87,976	279,268,768	$0.32

The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Year Ended September 30,
	2019	2018	2017
Options to purchase shares	710,100	1,885,600	779,740
Restricted and performance share units	—	17,000	—

20. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted in fiscal year ended September 30, 2019
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the core principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. The FASB issued several additional ASU's to clarify guidance and provide implementation support for ASU 2014-09. Topic 606 does not apply to revenue within the scope of other standards, such as revenue associated with financial instruments.
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

		Three Months Ended September 30,		Twelve Months Ended September 30,
	Location of Revenue	2019	2018	2019	2018
Net Gain/(Loss) from Sales of REO	Non-Interest Expense (1)	$253	$(445)	$(106)	$(690)
Deposit Account and Other Banking Income	Non-Interest Income	231	227	909	904
Total		$484	$(218)	$803	$214
____________________________
(1) Net gain/(loss) from sales of real estate owned (REO) is located in non-interest expense in the consolidated statements of income because the gains and losses from the sales of REO assets are netted together with real estate owned expenses (which includes associated legal and maintenance expenses).

Sales of REO: The Company derecognizes the REO asset and fully recognizes a gain or loss from the REO sale when control of the property transfers to the buyer, which generally occurs at closing. Topic 606 does not significantly change the pattern of revenue recognition unless the Company finances the sale. When the Company finances the REO sale, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether the Company will collect substantially all of the consideration to which it is entitled in exchange for the property. Once these criteria are met, the REO asset is derecognized and the Company fully recognizes the gain or loss upon transfer of control of the property to the buyer. There are no instances of the Company financing the sale of one of its REO properties during the fiscal year ended September 30, 2019.
Deposit Account and Other Banking Income: The Company charges depositors transaction-based service fees, which includes services such as stop-payments, wire transfers, check and checking account charges. The performance obligation of the transaction-based fees is satisfied, and related revenue is recognized, at the point in time we perform the requested service.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes the accounting for certain equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. Equity investments not accounted for under the equity method of accounting will be measured at fair value with changes recognized in net income. If there are no readily determinable fair values, the guidance allows entities to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost. The guidance also requires financial assets and financial liabilities to be presented separately in the footnotes, grouped by measurement category (fair value, amortized cost) and form of financial assets. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in fair value of a liability resulting from credit risk to be presented in OCI. ASU 2018-03 was issued in February 2018 as technical guidance to ASU 2016-01 to aid in clarification and presentation requirements. Both accounting and disclosure guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years on a prospective basis, with a cumulative-effect adjustment to the balance sheet at the beginning of the fiscal year adopted. Early adoption is not permitted. The Company adopted this guidance effective October 1, 2018 utilizing the modified-retrospective transition method. The Company did not recognize a cumulative adjustment to equity upon implementation of the standard. The guidance solely impacted the Company's disclosures, and did not have a material impact on the Company's consolidated financial condition or results of operations.

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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This Update is intended to more closely align financial reporting of hedging relationships with risk management activities. This amendment expands hedge accounting for both nonfinancial and financial risk components, modifies the presentation of certain hedging relationships in the financial statements and eases hedge effectiveness testing requirements. The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permissible in any interim period after the issuance of this Update. The Company early adopted the amendments effective October 1, 2018 and revised the disclosures included in the Derivative Instruments footnote, accordingly. In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index SWAP (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit use of the Overnight Index Swap Rate (OIS) rate based on Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate. Third Federal adopted ASU 2018-16 concurrently with ASU 2017-12. The Updates did not have a material impact on the Company's consolidated financial condition or results of operations.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments related to Topic 326 address the scope of financial instrument recognition and measurement guidance, the requirement for re-measurement under ASC 820 when using the measurement alternative and certain disclosure requirements. The amendments related to Topic 815 address partial-term fair value hedges, fair value hedge basis adjustments and certain transition requirements. The Company early adopted the amendments related to hedging and financial instruments effective July 1, 2019. The Update did not have a material impact on the Company’s consolidated financial condition, results of operation, or disclosures. The Company intends to adopt the credit loss amendments concurrently with Topic 825 on October 1, 2020.

Issued but not yet adopted as of September 30, 2019
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance changes the accounting treatment of leases by requiring lessees to recognize operating leases on the balance sheet as lease assets (a right-to-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis and will require both quantitative and qualitative disclosure regarding key information about the leasing arrangements. The Company occupies certain banking branches under operating lease agreements, which were historically not recognized on the Consolidated Statements of Financial Condition.
An accounting policy election to not recognize operating leases with terms of 12 months or less as assets and liabilities is permitted. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 required entities to adopt the new lease standard using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides entities with an additional (and optional) transition method to adopt the new lease standard. Under this new method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt this guidance effective October 1, 2019 utilizing the transition method described in ASU 2018-11.
In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient, which allows entities to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that existed or expired before the entity's adoption of Topic 842. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements, which addresses lessor stakeholder questions regarding sales tax, certain lessor costs and the recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases Codification Improvements, which addresses stakeholder questions regarding presentation of cash flows for sales type and direct financing leases, determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, and transition disclosures related to Topic 250. The Company will adopt ASU 2018-01, ASU 2018-20 and ASU 2019-01 effective October 1, 2019.
All leases have been identified and the Company selected a third-party vendor to assist in the implementation and subsequent accounting for leases under the ASUs. The Company expects to recognize a right-to-use asset and a lease liability for its operating lease commitments on the Consolidated Statements of Condition. Based on the Company’s analysis of its current portfolio, the adoption of the guidance will impact total assets and total liabilities in the Consolidated Statements of Financial Condition by approximately 0.1% each. The Company anticipates additional disclosures to be provided at adoption. The Company also elected the package of practical expedients that do not require reassessment of whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, and initial direct costs for any existing leases. The Company elected the practical expedient to combine both lease and nonlease components as a single component. The Company did not elect the hindsight practical expedient.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the existing incurred loss impairment methodology with a methodology that reflects the expected credit losses for the remaining life of the asset. This will require consideration of a broader range of information, including reasonably supportable forecasts, in the measurement of expected credit losses. The amendments expand disclosures of credit quality indicators, requiring disaggregation by year of origination (vintage). Additionally, credit losses on available for sale debt securities will be recognized as an allowance rather than a write-down, with reversals permitted as credit loss estimates decline. An entity will apply the amendments in this Update through a modified-retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt this guidance effective October 1, 2020. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief, which addresses stakeholders' concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. Management has formed a working group comprised of associates from across the Company including accounting, risk management, and finance. This group has begun assessing the required changes to our credit loss estimation methodologies and systems, as well as additional data and resources that may be required to comply with this standard. Although the Company is still evaluating CECL, adoption of the standard is expected to increase the overall allowance for loan losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining life of the loans. The actual effect on our allowance for loan losses at the adoption date will be dependent upon the nature of the characteristics of the portfolio as well as the macroeconomic conditions and forecasts at that date.
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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Updates 2016-01, 2016-13 and 2017-12. The Company early adopted the amendments related to Updates 2016-01 and 2017-12 effective July 1, 2019. The amendments related to Update 2016-13 clarify the scope of the credit losses standard and address issues related to accrued interest and recoveries. The amendments are not expected to have a material impact on the Company's consolidated financial condition, results of operation, or disclosure. The Company intends to adopt the credit loss standard amendments concurrently with Update 2016-13 on October 1, 2020.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company's consolidated financial statements or do not apply to its operations.
21. SELECTED QUARTERLY DATA (UNAUDITED)
The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2019 and 2018.

	Fiscal 2019 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$118,288	$120,443	$121,043	$122,313
Interest expense	50,476	52,682	55,525	57,983
Net interest income	67,812	67,761	65,518	64,330
Provision (credit) for loan losses	(2,000)	(4,000)	(2,000)	(2,000)
Net interest income after provision for loan losses	69,812	71,761	67,518	66,330
Non-interest income	4,676	4,906	5,083	5,799
Non-interest expense	47,980	50,727	49,868	45,098
Income before income tax	26,508	25,940	22,733	27,031
Income tax expense	6,175	5,810	4,476	5,514
Net income	$20,333	$20,130	$18,257	$21,517
Earnings per share—basic and diluted	$0.07	$0.07	$0.06	$0.08

	Fiscal 2018 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$107,229	$110,180	$111,118	$114,518
Interest expense	37,241	38,482	40,845	45,536
Net interest income	69,988	71,698	70,273	68,982
Provision (credit) for loan losses	(3,000)	(4,000)	(2,000)	(2,000)
Net interest income after provision for loan losses	72,988	75,698	72,273	70,982
Non-interest income	4,844	4,616	7,191	4,885
Non-interest expense	45,776	49,688	51,429	45,420
Income before income tax	32,056	30,626	28,035	30,447
Income tax expense	12,443	7,312	7,160	8,842
Net income	$19,613	$23,314	$20,875	$21,605
Earnings per share—basic and diluted	$0.07	$0.08	$0.07	$0.08

Per share amounts for the full fiscal year, as reported in the Consolidated Statements of Income may differ from the totals of the four fiscal quarters as presented above, due to rounding.

FORM 10-K EXHIBIT INDEX

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

3.1	Amended and Restated Charter of TFS Financial Corporation, dated January 16, 2007	Amendment No. 2 to Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on February 9, 2006; Exhibit 3.2 therein)

3.2	Amended and Restated Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on April 28, 2008; Exhibit 3.2 therein)

3.3	Amendment to Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on October 29, 2018; Exhibit 3 therein)

4.1	Form of Common Stock Certificate of TFS Financial Corporation	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 4 therein)

10.1	[Intentionally omitted]

10.2	Financial, Retirement & Estate Planning Program as amended and restated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.2 therein)

10.3	Resolution Regarding Executive Physical Program, dated May 16, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.3 therein)

10.4	Company Car Program, dated February 24, 1995	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.4 therein)

10.5	Executive Retirement Benefit Plan I, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.5 therein)

10.6	Benefit Equalization Plan, dated January 1, 2005	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.6 therein)

10.7	Split Dollar Agreement, dated January 29, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.7 therein)

10.8	Resolution Regarding Supplemental Split Dollar Life Insurance Plan, dated August 22, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.8 therein)

10.9	[Intentionally omitted]

10.10	TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement for the 2018 Annual Meeting of Stockholders)	Proxy Statement on Schedule 14A, No. 001-33390 (filed with the SEC on January 9, 2018)

10.11	TFS Financial Corporation Management Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for the 2018 Annual Meeting of Stockholders)	Proxy Statement on Schedule 14A, No. 001-33390 (filed with the SEC on January 9, 2018)

10.12	First Amendment to the Restricted Stock Unit Award Agreement (August 11, 2008 award), dated August 9, 2012	Current Report on Form 8-K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.1 therein)

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

10.13	First Amendment to the Restricted Stock Unit Award Agreement (May 12, 2009 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.2 therein)

10.14	First Amendment to the Restricted Stock Unit Award Agreement (May 14, 2010 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.3 therein)

14	Code of Ethics	Available on our website, www.thirdfederal.com

21.1	Subsidiaries of Registrant	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 21 therein)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

100	XBRL related documents
The following financial statements from TFS Financial Corporation’s Annual Report on Form 10-K for the year ended September 30, 2019 filed on November 26, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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
TFS Financial Corporation

Dated:	November 26, 2019	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	November 26, 2019	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 26, 2019	/S/ PAUL J. HUML
Paul J. Huml Chief Financial Officer (Principal Financial & Accounting Officer)

Dated:	November 26, 2019	/S/ ANTHONY J. ASHER
Anthony J. Asher, Director

Dated:	November 26, 2019	/S/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated:	November 26, 2019	/S/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated:	November 26, 2019	/S/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated:	November 26, 2019	/S/ TERRENCE R. OZAN
Terrence R. Ozan, Director

Dated:	November 26, 2019	/S/ JOHN P. RINGENBACH
John P. Ringenbach, Director

Dated:	November 26, 2019	/S/ BEN S. STEFANSKI III
Ben S. Stefanski III, Director

Dated:	November 26, 2019	/S/ MEREDITH S. WEIL
Meredith S. Weil, Director

Dated:	November 26, 2019	/S/ ASHLEY H. WILLIAMS
Ashley H. Williams, Director