Form 10-Q
period 2019-12-31
TFS Financial CORP
filed 2020-02-06
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2019
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of February 4, 2020, there were 280,129,198 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.1% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

ACT: Tax Cuts and Jobs Act	FICO: Financing Corporation
AOCI: Accumulated Other Comprehensive Income	FRB-Cleveland: Federal Reserve Bank of Cleveland
ARM: Adjustable Rate Mortgage	Freddie Mac: Federal Home Loan Mortgage Corporation
ASC: Accounting Standards Codification	FRS: Board of Governors of the Federal Reserve System
ASU: Accounting Standards Update	GAAP: Generally Accepted Accounting Principles
Association: Third Federal Savings and Loan	Ginnie Mae: Government National Mortgage Association
Association of Cleveland	GVA: General Valuation Allowances
BOLI: Bank Owned Life Insurance	HPI: Home Price Index
CDs: Certificates of Deposit	IRR: Interest Rate Risk
CFPB: Consumer Financial Protection Bureau	IRS: Internal Revenue Service
CLTV: Combined Loan-to-Value	IVA: Individual Valuation Allowance
Company: TFS Financial Corporation and its	LIHTC: Low Income Housing Tax Credit
subsidiaries	LIP: Loans-in-Process
DFA: Dodd-Frank Wall Street Reform and Consumer	LTV: Loan-to-Value
Protection Act	MGIC: Mortgage Guaranty Insurance Corporation
EaR: Earnings at Risk	OCC: Office of the Comptroller of the Currency
EPS: Earnings per Share	OCI: Other Comprehensive Income
ESOP: Third Federal Employee (Associate) Stock	PMI: Private Mortgage Insurance
Ownership Plan	PMIC: PMI Mortgage Insurance Co.
EVE: Economic Value of Equity	REMICs: Real Estate Mortgage Investment Conduits
Fannie Mae: Federal National Mortgage Association	SEC: United States Securities and Exchange Commission
FASB: Financial Accounting Standards Board	TDR: Troubled Debt Restructuring
FDIC: Federal Deposit Insurance Corporation	Third Federal Savings, MHC: Third Federal Savings
FHFA: Federal Housing Finance Agency	and Loan Association of Cleveland, MHC
FHLB: Federal Home Loan Bank

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	December 31, 2019	September 30, 2019
ASSETS
Cash and due from banks	$25,935	$31,728
Other interest-earning cash equivalents	255,291	243,415
Cash and cash equivalents	281,226	275,143
Investment securities available for sale (amortized cost $553,039 and $550,605, respectively)	553,997	547,864
Mortgage loans held for sale, at lower of cost or market (none measured at fair value)	9,608	3,666
Loans held for investment, net:
Mortgage loans	13,458,379	13,189,516
Other loans	2,900	3,166
Deferred loan expenses, net	43,785	41,976
Allowance for loan losses	(37,292)	(38,913)
Loans, net	13,467,772	13,195,745
Mortgage loan servicing rights, net	7,142	8,080
Federal Home Loan Bank stock, at cost	101,858	101,858
Real estate owned, net	2,813	2,163
Premises, equipment, and software, net	43,092	61,577
Accrued interest receivable	40,222	40,822
Bank owned life insurance contracts	219,041	217,481
Other assets	79,420	87,957
TOTAL ASSETS	$14,806,191	$14,542,356
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$9,000,920	$8,766,384
Borrowed funds	3,889,649	3,902,981
Borrowers’ advances for insurance and taxes	99,391	103,328
Principal, interest, and related escrow owed on loans serviced	31,503	32,909
Accrued expenses and other liabilities	55,779	40,000
Total liabilities	13,077,242	12,845,602
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,127,221 and 279,962,777 outstanding at December 31, 2019 and September 30, 2019, respectively	3,323	3,323
Paid-in capital	1,736,322	1,734,154
Treasury stock, at cost; 52,191,529 and 52,355,973 shares at December 31, 2019 and September 30, 2019, respectively	(766,492)	(764,589)
Unallocated ESOP shares	(43,334)	(44,417)
Retained earnings—substantially restricted	849,929	837,662
Accumulated other comprehensive income (loss)	(50,799)	(69,379)
Total shareholders’ equity	1,728,949	1,696,754
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,806,191	$14,542,356
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	December 31,
	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$115,225	$112,491
Investment securities available for sale	2,864	3,124
Other interest and dividend earning assets	1,963	2,673
Total interest and dividend income	120,052	118,288
INTEREST EXPENSE:
Deposits	38,316	32,762
Borrowed funds	17,551	17,714
Total interest expense	55,867	50,476
NET INTEREST INCOME	64,185	67,812
PROVISION (CREDIT) FOR LOAN LOSSES	(3,000)	(2,000)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	67,185	69,812
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,146	1,776
Net gain on the sale of loans	2,925	111
Increase in and death benefits from bank owned life insurance contracts	1,561	1,547
Other	5,298	1,242
Total non-interest income	11,930	4,676
NON-INTEREST EXPENSE:
Salaries and employee benefits	25,885	25,364
Marketing services	4,461	4,797
Office property, equipment and software	6,446	6,986
Federal insurance premium and assessments	2,619	2,766
State franchise tax	1,132	1,262
Other expenses	6,777	6,805
Total non-interest expense	47,320	47,980
INCOME BEFORE INCOME TAXES	31,795	26,508
INCOME TAX EXPENSE	6,153	6,175
NET INCOME	$25,642	$20,333
Earnings per share—basic and diluted	$0.09	$0.07
Weighted average shares outstanding
Basic	275,578,184	275,376,254
Diluted	277,888,588	277,073,317

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2019	2018
Net income	$25,642	$20,333
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (losses) on securities available for sale	2,923	5,097
Net change in cash flow hedges	15,205	(26,822)
Net change in defined benefit plan obligation	452	264
Total other comprehensive income (loss)	18,580	(21,461)
Total comprehensive income (loss)	$44,222	$(1,128)
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended December 31, 2018
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2018	$3,323	$1,726,992	$(754,272)	$(48,751)	$807,890	$23,222	$1,758,404
Net income	—	—	—	—	20,333	—	20,333
Other comprehensive income (loss), net of tax	—	—	—	—	—	(21,461)	(21,461)
ESOP shares allocated or committed to be released	—	581	—	1,084	—	—	1,665
Compensation costs for equity incentive plans	—	1,081	—	—	—	—	1,081
Purchase of treasury stock (242,500 shares)	—	—	(3,776)	—	—	—	(3,776)
Treasury stock allocated to equity incentive plan	—	(745)	584	—	—	—	(161)
Dividends paid to common shareholders ($0.25 per common share)	—	—	—	—	(12,305)	—	(12,305)
Balance at December 31, 2018	$3,323	$1,727,909	$(757,464)	$(47,667)	$815,918	$1,761	$1,743,780

	For the Three Months Ended December 31, 2019
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2019	$3,323	$1,734,154	$(764,589)	$(44,417)	$837,662	$(69,379)	$1,696,754
Net income	—	—	—	—	25,642	—	25,642
Other comprehensive income (loss), net of tax	—	—	—	—	—	18,580	18,580
ESOP shares allocated or committed to be released	—	1,011	—	1,083	—	—	2,094
Compensation costs for equity incentive plans	—	1,189	—	—	—	—	1,189
Purchase of treasury stock (19,500 shares)	—	—	(359)	—	—	—	(359)
Treasury stock allocated to equity incentive plan	—	(32)	(1,544)	—	—	—	(1,576)
Dividends paid to common shareholders ($0.27 per common share)	—	—	—	—	(13,375)	—	(13,375)
Balance at December 31, 2019	$3,323	$1,736,322	$(766,492)	$(43,334)	$849,929	$(50,799)	$1,728,949
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Three Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,642	$20,333
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	3,283	2,746
Depreciation and amortization	7,794	5,406
Deferred income taxes	(64)	434
Provision (credit) for loan losses	(3,000)	(2,000)
Net gain on the sale of loans	(2,925)	(111)
Net gain on sale of commercial property	(4,257)	—
Other net losses	(13)	(293)
Proceeds from sales of loans held for sale	9,753	7,068
Loans originated for sale	(15,606)	(7,287)
Increase in bank owned life insurance contracts	(1,577)	(1,551)
Net (increase) decrease in interest receivable and other assets	(5,705)	6,097
Net increase in accrued expenses and other liabilities	16,066	3,582
Net cash provided by operating activities	29,391	34,424
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,055,571)	(647,400)
Principal repayments on loans	583,081	583,980
Proceeds from principal repayments and maturities of:
Securities available for sale	52,574	31,998
Proceeds from sale of:
Loans	200,923	13,393
Real estate owned	635	1,423
Premises, Equipment and Other Assets	23,512	—
Purchases of:
FHLB stock	—	—
Securities available for sale	(56,377)	(59,052)
Premises and equipment	(537)	(917)
Other	16	(310)
Net cash used in investing activities	(251,744)	(76,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	234,536	105,596
Net decrease in borrowers' advances for insurance and taxes	(3,937)	(6,554)
Net decrease in principal and interest owed on loans serviced	(1,406)	(913)
Net increase(decrease) in short-term borrowed funds	(51,093)	110,031
Proceeds from long-term borrowed funds	150,000	—
Repayment of long-term borrowed funds	(112,239)	(97,401)
Cash collateral/settlements received from (provided to) derivative counterparties (1)	27,921	(35,319)
Purchase of treasury shares	(395)	(3,669)
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(1,576)	(161)
Dividends paid to common shareholders	(13,375)	(12,305)
Net cash provided by financing activities	228,436	59,305
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,083	16,844
CASH AND CASH EQUIVALENTS—Beginning of period	275,143	269,775
CASH AND CASH EQUIVALENTS—End of period	$281,226	$286,619
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$37,729	$32,368
Cash paid for interest on borrowed funds	19,485	16,450
Cash paid for income taxes	21	42
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	1,277	1,295
Transfer of loans from held for investment to held for sale	198,694	13,382
Treasury stock issued for stock benefit plans	32	746
(1) For the three months ended December 31, 2018, $35,319 of cash collateral and settlement payments received from derivative counterparties were reclassified from Operating to Financing Activities to conform to ASC 230-10-45-27, which allows cash flows from derivative instruments to be classified in the same category as items hedged.
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of December 31, 2019, approximately 81% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
Third Capital, Inc., an operating subsidiary of the Company, was formed to hold non-thrift investments and subsidiaries, which includes a partial ownership of a limited liability company that acquires and manages commercial real estate. On October 31, 2019, the limited liability company sold the remaining two commercial office buildings it owned, which had a net book value of $19,324 at September 30, 2019 included in premises, equipment and software, net and other assets. A $4,257 net gain on the sale of those properties was recorded for the quarter ended December 31, 2019, representing the Company's share of the gain on sale. Pending the outcome of various sale escrow reserves, which will not be resolved until later this year, the Company may record additional residual income in 2020.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at December 31, 2019, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
In accordance with SEC Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 contains audited consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020 or for any other period.
Effective October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent amendments related to the ASU (collectively, “Topic 606”). The core principle of the guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The adoption did not have a significant impact to the Company's consolidated financial statements, as such, a cumulative effect adjustment to the opening balance of retained earnings at adoption was not necessary. Neither the new standard, nor any of the related amendments, resulted in a material change from our current accounting for revenue because a significant amount of the Company’s revenue streams such as interest income, are not within the scope of Topic 606. Two of the Company's revenue streams within scope of Topic 606 are the sales of REO and deposit account and other transaction-based service fee income. Both streams are immaterial and therefore quantitative information regarding these streams were not disclosed.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing basic earnings per share, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance stock units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance stock units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At December 31, 2019 and 2018, respectively, the ESOP held 4,333,396 and 4,766,736 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended December 31,
	2019			2018
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$25,642			$20,333
Less: income allocated to restricted stock units	417			372
Basic earnings per share:
Income available to common shareholders	$25,225	275,578,184	$0.09	$19,961	275,376,254	$0.07
Diluted earnings per share:
Effect of dilutive potential common shares		2,310,404			1,697,063
Income available to common shareholders	$25,225	277,888,588	$0.09	$19,961	277,073,317	$0.07

The following is a summary of outstanding stock options and restricted and performance stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended December 31,
	2019	2018
Options to purchase shares	293,200	1,885,600
Restricted and performance stock units	136,945	131,500

3.INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$546,612	$2,342	$(1,612)	$547,342
Fannie Mae certificates	6,427	228	—	6,655
Total	$553,039	$2,570	$(1,612)	$553,997

	September 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$544,042	$1,384	$(4,384)	$541,042
Fannie Mae certificates	6,563	259	—	6,822
Total	$550,605	$1,643	$(4,384)	$547,864

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at December 31, 2019 and September 30, 2019, were as follows:

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$65,097	$240	$210,075	$1,372	$275,172	$1,612

	September 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$95,751	$488	$292,643	$3,896	$388,394	$4,384

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

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	December 31, 2019	September 30, 2019
Real estate loans:
Residential Core	$11,131,888	$10,903,024
Residential Home Today	82,679	84,942
Home equity loans and lines of credit	2,221,380	2,174,961
Construction	51,404	52,332
Real estate loans	13,487,351	13,215,259
Other loans	2,900	3,166
Add (deduct):
Deferred loan expenses, net	43,785	41,976
Loans in process ("LIP")	(28,972)	(25,743)
Allowance for loan losses	(37,292)	(38,913)
Loans held for investment, net	$13,467,772	$13,195,745
At December 31, 2019 and September 30, 2019, respectively, $9,608 and $3,666 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of December 31, 2019 and September 30, 2019, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio was 57% as of both dates and the percentage held in Florida was 16% as of both dates. As of December 31, 2019 and September 30, 2019, home equity loans and lines of credit were concentrated in Ohio (30% and 31%), Florida (19% as of both dates), and California (16% as of both dates).
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers and most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after September 30, 2016. Through this program the Company provided the majority of loans to borrowers who would not otherwise qualify for the Company’s loan products, generally because of low credit scores. Because the Company applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the Residential Core portfolio. Since loans are no longer originated under the Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of customers and the communities served, since fiscal 2016 the Company has offered Fannie Mae eligible, Home Ready loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While the Company retains the servicing to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae. The Company does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a LTV ratio greater than 100%, or pay-option adjustable-rate mortgages.
The Company currently offers home equity lines of credit that include monthly principal and interest payments throughout the entire term. Home equity lines of credit originated prior to June 2010 require interest only payments for ten years, with an option to extend the interest only and draw period another ten years. Once the draw period has expired they are included in the home equity loan balance. The recorded investment in interest only loans comprised solely of equity lines of credit with balances of $3,954 and $8,231 at December 31, 2019 and September 30, 2019, respectively.
An aging analysis of the recorded investment in loan receivables that are past due at December 31, 2019 and September 30, 2019 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2019
Real estate loans:
Residential Core	$6,870	$2,938	$8,054	$17,862	$11,130,929	$11,148,791
Residential Home Today	2,842	1,272	3,196	7,310	75,030	82,340
Home equity loans and lines of credit	2,422	1,234	5,176	8,832	2,239,799	2,248,631
Construction	—	—	—	—	22,402	22,402
Total real estate loans	12,134	5,444	16,426	34,004	13,468,160	13,502,164
Other loans	—	—	—	—	2,900	2,900
Total	$12,134	$5,444	$16,426	$34,004	$13,471,060	$13,505,064

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2019
Real estate loans:
Residential Core	$6,824	$4,030	$7,674	$18,528	$10,900,173	$10,918,701
Residential Home Today	2,629	1,685	2,623	6,937	77,677	84,614
Home equity loans and lines of credit	3,029	1,158	5,797	9,984	2,191,998	2,201,982
Construction	—	—	—	—	26,195	26,195
Total real estate loans	12,482	6,873	16,094	35,449	13,196,043	13,231,492
Other loans	—	—	—	—	3,166	3,166
Total	$12,482	$6,873	$16,094	$35,449	$13,199,209	$13,234,658

At December 31, 2019 and September 30, 2019, real estate loans include $7,719 and $7,543, respectively, of loans that were in the process of foreclosure.
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

	December 31, 2019	September 30, 2019
Real estate loans:
Residential Core	$33,310	$37,052
Residential Home Today	11,551	12,442
Home equity loans and lines of credit	15,447	21,771
Total non-accrual loans	60,308	71,265

At December 31, 2019 and September 30, 2019, respectively, the recorded investment in non-accrual loans includes $43,882 and $55,171 which are performing according to the terms of their agreement, of which $24,059 and $25,895 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. The change in non-accrual from September 30, 2019 was partially impacted by the length of time TDRs with high debt-to-income ratios are retained in non-accrual status. TDRs with high debt-to-income ratios are placed in non-accrual status until they shown sustained payment performance.
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

The recorded investment in loan receivables at December 31, 2019 and September 30, 2019 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	December 31, 2019			September 30, 2019
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$82,191	$11,066,600	$11,148,791	$87,069	$10,831,632	$10,918,701
Residential Home Today	36,390	45,950	82,340	36,959	47,655	84,614
Home equity loans and lines of credit	44,668	2,203,963	2,248,631	46,445	2,155,537	2,201,982
Construction	—	22,402	22,402	—	26,195	26,195
Total real estate loans	163,249	13,338,915	13,502,164	170,473	13,061,019	13,231,492
Other loans	—	2,900	2,900	—	3,166	3,166
Total	$163,249	$13,341,815	$13,505,064	$170,473	$13,064,185	$13,234,658

An analysis of the allowance for loan losses at December 31, 2019 and September 30, 2019 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	December 31, 2019			September 30, 2019
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$7,038	$11,274	$18,312	$7,080	$12,673	$19,753
Residential Home Today	2,447	1,785	4,232	2,422	1,787	4,209
Home equity loans and lines of credit	3,953	10,791	14,744	4,003	10,943	14,946
Construction	—	4	4	—	5	5
Total real estate loans	$13,438	$23,854	$37,292	$13,505	$25,408	$38,913

At December 31, 2019 and September 30, 2019, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with an indication of further deterioration in the fair value of the property not yet supported by a full review and collateral evaluation. All other individually evaluated loans received a charge-off, if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At December 31, 2019 and September 30, 2019, respectively, allowances on individually reviewed loans evaluated for impairment (IVAs) included those based on the present value of cash flows, such as performing TDRs, were $13,437 and $13,399, and allowances on loans with further deteriorations in the fair value of the property not yet supported by a full review were $1 and $106.
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains adjustable-rate mortgage loans whereby the interest rate is locked initially for mainly three or five years then resets annually, subject to various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial one, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required. The principal amount of loans in the portfolio that are adjustable-rate mortgage loans was $5,129,610 and $5,063,010 at December 31, 2019 and September 30, 2019, respectively.

As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At December 31, 2019 and September 30, 2019, respectively, approximately 13% and 14% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 74.5%. Appropriate adjustments have been made to the Company’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Company's total owned residential portfolio covered by mortgage insurance provided by PMIC as of December 31, 2019 and September 30, 2019, respectively, was $24,518 and $26,191, of which $22,684 and $24,198 was current. The amount of loans in the Company's total owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of December 31, 2019 and September 30, 2019, respectively, was $15,774 and $17,345, of which $15,734 and $17,232 was current. As of December 31, 2019, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claim payments in accordance with its contractual obligations and the Company has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
Home equity loans and lines of credit, which are comprised primarily of home equity lines of credit, represent a significant portion of the residential real estate portfolio. On home equity lines of credit originated prior to 2012, subsequent deterioration in economic and housing market conditions may impact a borrower's ability to afford the higher payments required during the end of draw repayment period that follows the period of interest only payments, or the ability to secure alternative financing. Beginning in 2013, the terms on new home equity lines of credit included monthly principal and interest payments throughout the entire term to minimize the potential payment differential between the draw and after draw periods.
The Company originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Company’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Company offers construction/permanent loans with fixed or adjustable-rates, and a current maximum loan-to-completed-appraised value ratio of 85%.
Other loans are comprised of loans secured by certificate of deposit accounts, which are fully recoverable in the event of non-payment, and forgivable down payment assistance loans, which are unsecured loans used as down payment assistance to borrowers qualified through partner housing agencies. The Company records a liability for the loans which are forgiven in equal increments over a pre-determined term, subject to residency requirements.
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

The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of December 31, 2019 and September 30, 2019, are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees and expenses.

	December 31, 2019			September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$43,815	$59,009	$—	$44,122	$59,538	$—
Residential Home Today	12,237	32,354	—	12,764	31,958	—
Home equity loans and lines of credit	16,625	21,477	—	18,528	23,935	—
Total	$72,677	$112,840	$—	$75,414	$115,431	$—
With an IVA recorded:
Residential Core	$38,376	$38,453	$7,038	$42,947	$43,042	$7,080
Residential Home Today	24,153	24,119	2,447	24,195	24,178	2,422
Home equity loans and lines of credit	28,043	28,042	3,953	27,917	27,924	4,003
Total	$90,572	$90,614	$13,438	$95,059	$95,144	$13,505
Total impaired loans:
Residential Core	$82,191	$97,462	$7,038	$87,069	$102,580	$7,080
Residential Home Today	36,390	56,473	2,447	36,959	56,136	2,422
Home equity loans and lines of credit	44,668	49,519	3,953	46,445	51,859	4,003
Total	$163,249	$203,454	13,438	$170,473	$210,575	$13,505

At December 31, 2019 and September 30, 2019, respectively, the recorded investment in impaired loans includes $151,313 and $157,408 of loans restructured in TDRs of which $8,425 and $8,435 are 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended December 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$43,969	$365	$52,733	$460
Residential Home Today	12,501	48	15,762	72
Home equity loans and lines of credit	17,577	94	22,626	104
Total	$74,047	$507	$91,121	$636
With an IVA recorded:
Residential Core	$40,662	$296	$38,643	$305
Residential Home Today	24,174	281	25,218	296
Home equity loans and lines of credit	27,980	166	25,762	158
Total	$92,816	$743	$89,623	$759
Total impaired loans:
Residential Core	$84,631	$661	$91,376	$765
Residential Home Today	36,675	329	40,980	368
Home equity loans and lines of credit	45,557	260	48,388	262
Total	$166,863	$1,250	$180,744	$1,395

Interest on loans in non-accrual status is recognized on a cash basis. The amount of interest income on impaired loans recognized using a cash basis method was $276 and $392 for the three months ended December 31, 2019 and December 31, 2018, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. Interest income on the remaining impaired loans is recognized on an accrual basis.
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
Residential mortgage loans and construction loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the three months months ended December 31, 2019 and December 31, 2018.

Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company. The recorded investment in TDRs by category as of December 31, 2019 and September 30, 2019 is shown in the tables below.

December 31, 2019	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$33,792	$24,865	$17,736	$76,393
Residential Home Today	15,868	16,565	3,098	35,531
Home equity loans and lines of credit	33,072	3,224	3,093	39,389
Total	$82,732	$44,654	$23,927	$151,313

September 30, 2019	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$35,829	$24,951	$19,494	$80,274
Residential Home Today	16,233	16,868	3,234	36,335
Home equity loans and lines of credit	34,459	3,115	3,225	40,799
Total	$86,521	$44,934	$25,953	$157,408

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
For all loans restructured during the three months ended December 31, 2019 and December 31, 2018 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.
The following tables set forth the recorded investment in TDRs restructured during the periods presented.

	For the Three Months Ended December 31, 2019
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$1,183	$1,771	$178	$3,132
Residential Home Today	306	765	38	1,109
Home equity loans and lines of credit	264	378	280	922
Total	$1,753	$2,914	$496	$5,163

	For the Three Months Ended December 31, 2018
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$2,766	$2	$922	$3,690
Residential Home Today	272	—	125	397
Home equity loans and lines of credit	3,534	—	200	3,734
Total	$6,572	$2	$1,247	$7,821

Below summarizes the information on TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended December 31,
	2019		2018
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	11	$1,561	10	$1,356
Residential Home Today	15	577	18	875
Home equity loans and lines of credit	7	503	10	661
Total	33	$2,641	38	$2,892

Residential loans are internally assigned a grade that complies with the guidelines outlined in the OCC’s Handbook for Rating Credit Risk. Pass loans are assets well protected by the current paying capacity of the borrower. Special Mention loans have a potential weakness, as evaluated based on delinquency status or nature of the product, that the Company feels deserve management’s attention and may result in further deterioration in their repayment prospects and/or the Company’s credit position. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Also included in Substandard are performing home equity loans and lines of credit where the customer has a severely delinquent first mortgage to which the performing home equity loan or line of credit is subordinate and loans in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed. Loss loans are considered uncollectible and are charged off when identified. Loss loans are of such little value that their continuance as bankable assets is not warranted even though partial recovery may be effected in the future.
The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	Pass	Special Mention	Substandard	Loss	Total
December 31, 2019
Real estate loans:
Residential Core	$11,104,802	$4,282	$39,707	$—	$11,148,791
Residential Home Today	69,331	—	13,009	—	82,340
Home equity loans and lines of credit	2,228,691	2,391	17,549	—	2,248,631
Construction	22,402	—	—	—	22,402
Total real estate loans	$13,425,226	$6,673	$70,265	$—	$13,502,164

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2019
Real estate loans:
Residential Core	$10,869,597	$4,348	$44,756	$—	$10,918,701
Residential Home Today	70,631	—	13,983	—	84,614
Home equity loans and lines of credit	2,175,341	2,588	24,053	—	2,201,982
Construction	26,195	—	—	—	26,195
Total real estate loans	$13,141,764	$6,936	$82,792	$—	$13,231,492

At December 31, 2019 and September 30, 2019, respectively, the recorded investment of impaired loans includes $96,826 and $90,295 of TDRs individually evaluated for impairment that have adequately performed under the terms of the restructuring and are classified as Pass loans. At December 31, 2019 and September 30, 2019, respectively, there were $3,842 and $2,614 of loans classified Substandard and $6,673 and $6,936 of loans designated Special Mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment. Of the $6,673 of loans classified Special Mention at December 31, 2019, $4,282 are residential mortgage loans purchased which were current and performing at the time of purchase. These loans are designated Special Mention due to the absence of mortgage insurance coverage and potentially weaker repayment prospects when compared with the Company's originated residential Core Portfolio.

Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At December 31, 2019 and September 30, 2019, no other loans were graded as non-performing.

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended December 31, 2019
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$19,753	$(1,766)	$(485)	$810	$18,312
Residential Home Today	4,209	(145)	(359)	527	4,232
Home equity loans and lines of credit	14,946	(1,088)	(745)	1,631	14,744
Construction	5	(1)	—	—	4
Total real estate loans	$38,913	$(3,000)	$(1,589)	$2,968	$37,292

	For the Three Months Ended December 31, 2018
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$18,288	$909	$(243)	$211	$19,165
Residential Home Today	3,204	317	(241)	468	3,748
Home equity loans and lines of credit	20,921	(3,225)	(843)	2,168	19,021
Construction	5	(1)	—	—	4
Total real estate loans	$42,418	$(2,000)	$(1,327)	$2,847	$41,938

5.	LEASES
On October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and all related amendments which require lessees to recognize operating leases on the Consolidated Statements of Condition as lease assets (a right-of-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis. Prior to October 1, 2019, operating leases were not recorded on the balance sheet. As permitted under ASC 842, the Company has made an accounting policy election to exempt leases with an initial term of twelve months or less from balance sheet recognition and to expense them over the lease term. As of December 31, 2019 the Company has no leases with an initial term of twelve months or less. The Company elected the practical expedient to account for lease and non-lease components as a single lease component for all classes of assets. The Company also elected the package of practical expedients that do not require reassessment of whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The Company also adopted ASU 2018-11, Leases (Topic 842) Targeted Improvements, and elected not to recast comparative periods in the period of adoption of ASU 2016-02. Refer to Note 15. Recent Accounting Pronouncements, for further discussions regarding the adoption of this new guidance.
As a lessee, the Company enters into leases of buildings and land. The Company occupies certain banking branches and a disaster recovery site through non-cancellable operating leases with remaining terms ranging from less than one year to 18 years. The Company has no financing leases. Most of the leases have fixed payment terms with annual fixed-escalation clauses. Certain leases have annual rent escalations based on subsequent year-to-year changes in the consumer price index. These year-to-year changes in the consumer price index are excluded from the calculation of right-of-use assets and lease liabilities and recognized as expense in the period in which they are incurred. Additionally, all variable lease costs that are not based on an index or rate, such as "common area maintenance" costs, are expensed as incurred. Most of the Company's leases include options to extend for periods that range from five to 10 years. None of the leases have early-termination options. The Company has not included term extensions in the calculation of the lease term, as the Company does not consider it reasonably certain that the options will be exercised. As the interest rate implicit in all of the Company's lease contracts is not readily determinable, the Company utilized its incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term on an amount equal to the total contractual lease payments in a similar economic environment. The incremental borrowing rate utilized for all the Company's leases is the FHLB Advance rate based on the lease term at commencement in determining the present value of lease payments.
Operating and variable lease expenses for the three months ended December 31, 2019 totaled $1,295 and $336, respectively. During the three months ended December 31, 2019, the Company paid $1,264 in cash for amounts included in the measurement of lease liabilities. As of December 31, 2019, the Company has not entered into any material leases that have not yet commenced.
The following table summarizes information relating to the Company's operating leases as of December 31, 2019:

Right-of-use assets (a)	$18,362
Lease liabilities (b)	$18,708
Weighted Average Remaining Lease Term	6.34 years
Weighted Average Discount Rate	1.92%

(a) Included in other assets in the Consolidated Statements of Condition
(b) Included in accrued expenses and other liabilities in the Consolidated Statements of Condition
The following table summarizes the maturities of lease liabilities as of December 31, 2019:

Maturing in:	Amount
12 months or less	$4,988
13 to 24 months	4,023
25 to 36 months	3,183
37 to 48 months	2,285
49 to 60 months	1,659
over 60 months	3,874
Total minimum lease payments	20,012
Less imputed interest	1,304
Total lease liabilities	$18,708

The following table summarizes the future minimum payments as of September 30, 2019, prior to the date of adoption and as defined by previous lease accounting guidance, ASC 840, with non-cancellable operating lease terms expiring after September 30, 2019:

Maturing in:	Amount
12 months or less	$4,881
13 to 24 months	4,145
25 to 36 months	3,171
37 to 48 months	2,366
49 to 60 months	1,613
over 60 months	4,209
Total minimum lease payments	$20,385

6.	DEPOSITS
Deposit account balances are summarized as follows:

	December 31, 2019	September 30, 2019
Checking accounts	$891,780	$862,647
Savings accounts, excluding money market accounts	1,035,394	1,042,357
Money market accounts	469,138	441,843
Certificates of deposit	6,600,307	6,415,824
	8,996,619	8,762,671
Accrued interest	4,301	3,713
Total deposits	$9,000,920	$8,766,384

Brokered certificates of deposit (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $501,360 at December 31, 2019 and $507,800 at September 30, 2019. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at December 31, 2019 and September 30, 2019, the Association may accept brokered deposits without FDIC restrictions.
7.    BORROWED FUNDS
Federal Home Loan Bank borrowings at December 31, 2019 are summarized in the table below. The amount and weighted average rates of certain FHLB Advances maturing in 24 months or less reflect the net impact of deferred penalties discussed below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$3,419,603	1.75%
13 to 24 months	636	1.47%
25 to 36 months	1,800	0.96%
37 to 48 months	165,000	1.90%
49 to 60 months	275,000	1.68%
Over 60 months	20,903	1.68%
Total FHLB Advances	3,882,942	1.75%
Accrued interest	6,707
Total	$3,889,649

For the periods ending December 31, 2019 and December 31, 2018 net interest expense related to Federal Home Loan Bank short-term borrowings was $14,295 and $14,246, respectively.

Through the use of interest rate swaps discussed in Note 14. Derivative Instruments, $2,800,000 of FHLB advances included in the table above as maturing in 12 months or less, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

	Amount	Swap Adjusted Weighted Average Rate
Effective maturity:
12 months or less	$125,000	1.25%
13 to 24 months	550,000	1.27%
25 to 36 months	875,000	1.94%
37 to 48 months	175,000	2.66%
49 to 60 months	275,000	1.69%
Over 60 months	800,000	2.34%
Total FHLB Advances under swap contracts	$2,800,000	1.91%

During fiscal year 2016, $150,000 fixed-rate FHLB advances with remaining terms of approximately four years were prepaid and replaced with new four- and five-year interest rate swap arrangements. The unamortized deferred repayment penalties of $413 related to the $150,000 of restructuring are being recognized in interest expense over the remaining term of the swap contracts.
8.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	December 31, 2019				December 31, 2018
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(2,165)	$(44,915)	$(22,299)	$(69,379)	$(13,624)	$51,914	$(15,068)	$23,222
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $5,022 and $(5,158)	2,923	15,972	—	18,895	5,097	(24,500)	—	(19,403)
Amounts reclassified, net of tax expense (benefit) of $(84) and $(547)	—	(767)	452	(315)	—	(2,322)	264	(2,058)
Other comprehensive income (loss)	2,923	15,205	452	18,580	5,097	(26,822)	264	(21,461)
Balance at end of period	$758	$(29,710)	$(21,847)	$(50,799)	$(8,527)	$25,092	$(14,804)	$1,761

The following table presents the reclassification adjustment out of accumulated other comprehensive income included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended December 31,		Line Item in the Consolidated Statement of Income
	2019	2018
Cash flow hedges:
Interest (income) expense	$(971)	$(2,939)	Interest expense
Net income tax effect	204	617	Income tax expense
Net of income tax expense (benefit)	(767)	(2,322)

Amortization of defined benefit plan:
Actuarial loss	572	334	(a)
Net income tax effect	(120)	(70)	Income tax expense
Net of income tax expense (benefit)	452	264

Total reclassifications for the period	$(315)	$(2,058)

(a) This item is included in the computation of net periodic pension cost. See Note 10. Defined Benefit Plan for additional disclosure.

9.    INCOME TAXES
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
The Company’s combined federal and state effective income tax rate was 19.4% and 23.3% for the three months ended December 31, 2019 and December 31, 2018, respectively. The decrease in the effective tax rate is primarily due to lower state tax expense and an increase in excess tax benefits associated with equity compensation during the three months ended December 31, 2019 compared to the three months ended December 31, 2018.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit (LIHTC). The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three months ended December 31, 2019 and December 31, 2018.
10.    DEFINED BENEFIT PLAN
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

The components of net periodic cost recognized in other non-interest expense in the unaudited Consolidated Statements of Income are as follows:

	Three Months Ended
	December 31,
	2019	2018
Interest cost	$699	$807
Expected return on plan assets	(1,163)	(1,146)
Amortization of net loss	572	334
Net periodic cost (benefit)	$108	$(5)

There were no required minimum employer contributions during the three months ended December 31, 2019. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2020.
11.    EQUITY INCENTIVE PLAN
In December 2019, 73,700 restricted stock units were granted to certain directors and officers of the Company and 51,800 performance stock units were granted to certain officers of the Company. The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented.

	Three Months Ended December 31,
	2019	2018
Stock option expense	$188	$237
Restricted stock units expense	860	844
Performance share units expense	141	—
Total stock-based compensation expense	$1,189	$1,081

At December 31, 2019, 3,849,700 shares were subject to options, with a weighted average exercise price of $13.94 per share and a weighted average grant date fair value of $2.61 per share. Expected future expense related to the 600,780 non-vested options outstanding as of December 31, 2019 is $417 over a weighted average period of 0.8 years. At December 31, 2019, 542,276 restricted stock units and 116,300 performance stock units with a weighted average grant date fair value of $15.60 and $17.42 per unit, respectively, are unvested. Expected future compensation expense relating to the 1,312,873 restricted stock units and 116,300 performance stock units outstanding as of December 31, 2019 is $4,012 over a weighted average period of 1.6 years and $1,472 over a weighted average period of 1.9 years, respectively. Each unit is equivalent to one share of common stock.
12.    COMMITMENTS AND CONTINGENT LIABILITIES
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

At December 31, 2019, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$196,382
Adjustable-rate mortgage loans	266,517
Equity loans and lines of credit	123,540
Total	$586,439

At December 31, 2019, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$2,298,011
Construction loans	28,972
Total	$2,326,983

At December 31, 2019, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $2,310,802.
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
13.    FAIR VALUE
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At December 31, 2019 and September 30, 2019, there were no loans held for sale subject to pending agency contracts for which the fair value option was elected.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2019 and September 30, 2019, respectively, this includes $553,997 and $547,864 of investments in U.S. government obligations including highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At December 31, 2019 and September 30, 2019, there were $9,608 and $3,666, respectively, of loans held for sale carried at cost.
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
Loans held for investment that have been restructured in TDRs, are performing according to the restructured terms of the loan agreement and not evaluated based on collateral are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At December 31, 2019 and September 30, 2019, respectively, this included $98,227 and $98,875 in recorded investment of TDRs with related allowances for loss of $13,437 and $13,399.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at December 31, 2019 and September 30, 2019 were $2,813 and $2,163, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2019 and September 30, 2019, these adjustments were not significant to reported fair values. At December 31, 2019 and September 30, 2019, respectively, $2,401 and $987 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values, less estimated costs to dispose of these properties. Real estate owned, included in other assets in the Consolidated Statements of Condition, includes estimated costs to dispose of $313 and $146 related to properties measured at fair value and $725 and $1,322 of properties carried at their original or adjusted cost basis at December 31, 2019 and September 30, 2019, respectively.
Derivatives—Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio and interest rate swaps designated as cash flow hedges. Derivatives not designated as cash flow hedges are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in current earnings. Derivatives qualifying as cash flow hedges, when highly effective, are reported in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in OCI. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. The range and weighted average impact of the closure rate is included in quantitative information about significant unobservable inputs later in this note. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy.

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at December 31, 2019 and September 30, 2019 are summarized below. There were no liabilities carried at fair value on a recurring basis at either date.

		Recurring Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$547,342	$—	$547,342	$—
Fannie Mae certificates	6,655	—	6,655	—
Derivatives:
Interest rate lock commitments	54	—	—	54
Total	$554,051	$—	$553,997	$54

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$541,042	$—	$541,042	$—
Fannie Mae certificates	6,822	—	6,822	—
Derivatives:
Interest rate lock commitments	44	—	—	44
Total	$547,908	$—	$547,864	$44
The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended December 31,
	2019	2018
Beginning balance	$44	$(2)
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	10	79
Ending balance	$54	$77
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$54	$77

Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$65,021	$—	$—	$65,021
Real estate owned(1)	2,401	—	—	2,401
Total	$67,422	$—	$—	$67,422

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$71,492	$—	$—	$71,492
Real estate owned(1)	987	—	—	987
Total	$72,479	$—	$—	$72,479

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments include both mortgage origination applications and preapprovals. Preapprovals have a much lower closure rate than origination applications as reflected in the weighted average closure rate.

	Fair Value
	December 31, 2019	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Impaired loans, net of allowance	$65,021	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	30%	6.2%

Interest rate lock commitments	$54	Quoted Secondary Market pricing	Closure rate	0	-	100%	58.3%

	Fair Value
	September 30, 2019	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Impaired loans, net of allowance	$71,492	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	30%	6.1%

Interest rate lock commitments	$44	Quoted Secondary Market pricing	Closure rate	0	-	100%	65.6%

The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the Statement of Condition.

	December 31, 2019
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$25,935	$25,935	$25,935	$—	$—
Interest earning cash equivalents	255,291	255,291	255,291	—	—
Investment securities available for sale	553,997	553,997	—	553,997	—
Mortgage loans held for sale	9,608	9,670	—	9,670	—
Loans, net:
Mortgage loans held for investment	13,464,872	13,597,535	—	—	13,597,535
Other loans	2,900	2,918	—	—	2,918
Federal Home Loan Bank stock	101,858	101,858	N/A	—	—
Accrued interest receivable	40,222	40,222	—	40,222	—
Cash collateral received from or held by counterparty	35,988	35,988	35,988	—	—
Derivatives	54	54	—	—	54
Liabilities:
Checking and passbook accounts	$2,396,312	$2,396,312	$—	$2,396,312	$—
Certificates of deposit	6,604,608	6,604,974	—	6,604,974	—
Borrowed funds	3,889,649	3,911,839	—	3,911,839	—
Borrowers’ advances for insurance and taxes	99,391	99,391	—	99,391	—
Principal, interest and escrow owed on loans serviced	31,503	31,503	—	31,503	—

	September 30, 2019
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$31,728	$31,728	$31,728	$—	$—
Interest earning cash equivalents	243,415	243,415	243,415	—	—
Investment securities available for sale	547,864	547,864	—	547,864	—
Mortgage loans held for sale	3,666	3,706	—	3,706	—
Loans, net:
Mortgage loans held for investment	13,192,579	13,716,398	—	—	13,716,398
Other loans	3,166	3,328	—	—	3,328
Federal Home Loan Bank stock	101,858	101,858	N/A	—	—
Accrued interest receivable	40,822	40,822	—	40,822	—
Cash collateral received from or held by counterparty	44,261	44,261	44,261	—	—
Derivatives	44	44	—	—	44
Liabilities:
Checking and passbook accounts	$2,346,847	$2,346,847	$—	$2,346,847	$—
Certificates of deposit	6,419,537	6,541,791	—	6,541,791	—
Borrowed funds	3,902,981	3,903,032	—	3,903,032	—
Borrowers’ advances for insurance and taxes	103,328	103,328	—	103,328	—
Principal, interest and escrow owed on loans serviced	32,909	32,909	—	32,909	—

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
Loans— For mortgage loans held for investment and other loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. The use of current rates to discount cash flows reflects current market expectations with respect to credit exposure. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for more information on the methodology used to estimate fair value. Impaired loans are measured at the lower of cost or fair value as described earlier in this footnote.
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
14.    DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At December 31, 2019 and September 30, 2019, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 3.5 years and 3.7 years and weighted average fixed-rate interest payments of 1.91% and 1.92%, respectively.
Cash flow hedges are initially assessed for effectiveness using regression analysis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at December 31, 2019.
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at December 31, 2019 or September 30, 2019.
In addition, the Company is party to derivative instruments when it enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the Consolidated Statement of Income.
The following tables provide the locations within the Consolidated Statements of Condition, notional values and fair values, at the reporting dates, for all derivative instruments.

	December 31, 2019		September 30, 2019
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$1,000,000	$—	$825,000	$—
Other Liabilities	1,800,000	—	1,925,000	—
Total cash flow hedges: Interest rate swaps	$2,800,000	$—	$2,750,000	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$9,284	$54	$10,358	$44
Total interest rate lock commitments	$9,284	$54	$10,358	$44

The following tables present the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

		Three Months Ended
	Location of Gain or (Loss)	December 31,
	Recognized in Income	2019	2018
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$20,218	$(31,013)
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	971	2,939

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$10	$79

The Company estimates that $5,291 of the amounts reported in AOCI will be reclassified as a debit to interest expense during the twelve months ending December 31, 2020.
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
15.    RECENT ACCOUNTING PRONOUNCEMENTS

Adopted during the three months ended December 31, 2019
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance changed the accounting treatment of leases by requiring lessees to recognize operating leases on the balance sheet as lease assets (a right-of-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis. The guidance requires both quantitative and qualitative disclosure regarding key information about the leasing arrangements. An accounting policy election to not recognize operating leases with terms of 12 months or less as assets and liabilities is permitted. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 required entities to adopt the new lease standard using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides entities with an additional (and optional) transition method to adopt the new lease standard. Under this new method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient, which allows entities to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that existed or expired before the entity's adoption of Topic 842. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements, which addresses lessor stakeholder questions regarding sales tax, certain lessor costs and the recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases Codification Improvements, which addresses stakeholder questions regarding presentation of cash flows for sales type and direct financing leases, determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, and contain transition disclosures.
The Company adopted ASU 2016-02 and all related amendments on October 1, 2019 utilizing the transition method described in ASU 2018-11. The Company elected the package of practical expedients that does not require reassessment of whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The Company elected the practical expedient to combine both lease and nonlease components as a single component. The Company did not elect the hindsight practical expedient. The Company calculated the impact of adoption using the remaining minimum lease payments and remaining lease term for each contract that was identified as a lease, discounted at the incremental borrowing rate as of the adoption date. The guidance did not result in a cumulative-effect adjustment to beginning retained earnings. Refer to Note 5. Leases, for additional disclosures required by ASC 842.

Issued but not yet adopted as of December 31, 2019
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the existing incurred loss impairment methodology with a methodology that reflects the expected credit losses for the remaining life of the asset. This will require consideration of a broader range of information, including reasonably supportable forecasts, in the measurement of expected credit losses. The amendments expand disclosures of credit quality indicators, requiring disaggregation by year of origination (vintage). Additionally, credit losses on available for sale debt securities will be recognized as an allowance rather than a write-down, with reversals permitted as credit loss estimates decline. An entity will apply the amendments in this Update through a modified-retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt this guidance effective October 1, 2020. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief, which addresses stakeholders' concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. Management has formed a working group comprised of associates from across the Company including accounting, risk management, and finance. This group has begun assessing the required changes to the credit loss estimation methodologies and systems, as well as additional data and resources that may be required to comply with this standard. Although the Company is still evaluating CECL, adoption of the standard is expected to increase the overall allowance for loan losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining life of the loans. The actual effect on the allowance for loan losses at the adoption date will be dependent upon the nature of the characteristics of the portfolio as well as the macroeconomic conditions and forecasts at that date.
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
Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and diverse funding sources to support our growth; and (4) monitoring and controlling our operating expenses.
Controlling Our Interest Rate Risk Exposure. Historically, our greatest risk has been our exposure to changes in interest rates. When we hold longer-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding longer-term, fixed-rate mortgage assets primarily by maintaining regulatory capital in excess of levels required to be well capitalized, by promoting adjustable-rate loans and shorter-term fixed-rate loans, by marketing home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate and by opportunistically extending the duration of our funding sources.
Levels of Regulatory Capital
At December 31, 2019, the Company’s Tier 1 (leverage) capital totaled $1.75 billion, or 11.99% of net average assets and 21.56% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.48 billion, or 10.19% of net average assets and 18.31% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
Promotion of Adjustable-Rate Loans and Shorter-Term Fixed-Rate Loans
We market an adjustable-rate mortgage loan that provides us with improved interest rate risk characteristics when compared to a 30-year, fixed-rate mortgage loan. Our “Smart Rate” adjustable-rate mortgage offers borrowers an interest rate lower than that of a 30-year, fixed-rate loan. The interest rate of the Smart Rate mortgage is locked for three or five years then resets annually. The Smart Rate mortgage contains a feature to re-lock the rate an unlimited number of times at our then-current interest rate and fee schedule, for another three or five years (which must be the same as the original lock period) without having to complete a full refinance transaction. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower’s primary residence. The loan term cannot be extended in connection with a re-lock nor can new funds be advanced. All interest rate caps and floors remain as originated.
We also offer a ten-year, fully amortizing fixed-rate, first mortgage loan. The ten-year, fixed-rate loan has a more desirable interest rate risk profile when compared to loans with fixed-rate terms of 15 to 30 years and can help to more effectively manage interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation.

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Three Months Ended December 31, 2019		For the Three Months Ended December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$303,720	40.5%	$179,957	46.9%
Fixed-rate production:
Terms less than or equal to 10 years	63,068	8.4	21,869	5.7
Terms greater than 10 years	383,795	51.1	182,013	47.4
Total fixed-rate production	446,863	59.5	203,882	53.1
Total First Mortgage Loan Originations	$750,583	100.0%	$383,839	100.0%

	December 31, 2019		September 30, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of Residential Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$5,129,610	45.7%	$5,063,010	46.1%
Fixed-rate:
Terms less than or equal to 10 years	1,435,814	12.8	1,484,403	13.5
Terms greater than 10 years	4,649,143	41.5	4,440,553	40.4
Total fixed-rate	6,084,957	54.3	5,924,956	53.9
Total Residential Mortgage Loans Held For Investment	$11,214,567	100.0%	$10,987,966	100.0%
The following table sets forth the balances as of December 31, 2019 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2020	$302,223
2021	1,101,323
2022	1,397,858
2023	1,069,859
2024	511,129
2025	747,218
Total	$5,129,610
At December 31, 2019 and September 30, 2019, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $9.6 million and $3.7 million, respectively.

Loan Portfolio Yield
The following tables set forth the balance and interest yield as of December 31, 2019 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	December 31, 2019
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,435,814	10.6%	2.95%
Terms greater than 10 years	4,649,143	34.5%	4.01%
Total Fixed-Rate loans	6,084,957	45.1%	3.76%

ARMs	5,129,610	38.0%	3.16%
Home Equity Loans and Lines of Credit	2,221,380	16.5%	3.97%
Construction and Other Loans	54,304	0.4%	3.87%
Total Loans Receivable, net	$13,490,251	100.0%	3.57%

	December 31, 2019
	Balance	Fixed Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,457,058	$4,575,776	47.9%	3.68%
Florida	1,772,854	711,182	13.1%	3.46%
Other	2,984,655	797,999	22.1%	3.10%
Total Residential Mortgage Loans	11,214,567	6,084,957	83.1%	3.49%
Home Equity Loans and Lines of Credit
Ohio	676,085	55,216	5.0%	4.00%
Florida	426,479	35,294	3.2%	3.90%
California	365,474	22,118	2.7%	4.02%
Other	753,342	16,917	5.6%	3.96%
Total Home Equity Loans and Lines of Credit	2,221,380	129,545	16.5%	3.97%
Construction and Other Loans	54,304	54,304	0.4%	3.87%
Total Loans Receivable, net	$13,490,251	$6,268,806	100.0%	3.57%

Marketing Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. At December 31, 2019, the principal balance of home equity lines of credit totaled $1.83 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.

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
During the three months ended December 31, 2019, the balance of deposits increased $234.5 million, which was comprised of a $240.9 million increase in the balance of customer retail deposits, partially offset by a $6.4 million decrease in the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization). Additionally, during the three months ended December 31, 2019, we decreased the balance of our short-term advances from the FHLB of Cincinnati by $100 million; and added $150 million of new, four- to six-year advances from the FHLB of Cincinnati; and we added $50 million of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately five to eight years at inception. Interest rate swaps are discussed later in Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended December 31, 2019, these funding source modifications facilitated asset growth of $263.8 million and funded stock repurchases of $0.4 million, dividends of $13.4 million and scheduled repayments of long-term borrowed funds of $112.2 million.
Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a small portion of our long-term, fixed-rate mortgage loans in the secondary market. Prior to fiscal 2010, this strategy was used to a greater extent to manage our interest rate risk. At December 31, 2019, we serviced $1.69 billion of loans for others, of which $885 million was sold in the secondary market prior to fiscal 2010. While the sales of first mortgage loans remain strategically important for us, since fiscal 2010, they have played only a minor role in our management of interest rate risk. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part 1, Item 2. under the heading Liquidity and Capital Resources, and in Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, or an extended period of a flat or inverted yield curve market persists, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At December 31, 2019, 91% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy are classified as TDRs. At December 31, 2019, $20.9 million of loans in Chapter 7 bankruptcy status with no other modification to terms were included in total TDRs. At December 31, 2019, the recorded investment in non-accrual status loans included $24.1 million of performing loans in Chapter 7 bankruptcy status, of which $23.4 million were also reported as TDRs.

In an effort to limit our credit risk exposure and improve the credit performance of new customers, since 2009, we have tightened our credit criteria in evaluating a borrower's ability to successfully fulfill its repayment obligation, revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums and eliminated certain product features (such as interest-only, adjustable-rate loans and loans above certain LTV ratios). The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflects the higher credit standards to which we have subjected all new originations. As of December 31, 2019, loans originated prior to 2009 had a balance of $766.2 million, of which $22.0 million, or 2.9%, were delinquent, while loans originated in 2009 and after had a balance of $12.75 billion, of which $12.0 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At December 31, 2019, approximately 57% and 16% of the combined total of our residential Core and construction loans held for investment and approximately 30% and 19% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and home equity loan originations for the three months ended December 31, 2019, 23.1% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern as the majority of these loans were originated under less stringent underwriting and credit standards than our residential Core portfolio. Although we no longer originate loans under this program and the principal balance in these loans had declined to $82.7 million at December 31, 2019, and constituted only 0.6% of our total “held for investment” loan portfolio balance, they comprised 19.5% and 21.5% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At December 31, 2019, approximately 95% and 5% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At December 31, 2019, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 9.0% and 7.3%, respectively. We attempted to manage our Home Today credit risk by requiring private mortgage insurance for some loans. At December 31, 2019, 13.0% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $82.3 million at December 31, 2019. Since the vast majority of Home Today loans were originated prior to March 2009 and we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, we have offered Fannie Mae eligible, Home Ready loans since fiscal 2016. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At December 31, 2019, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.19%. The Association's Tier 1 (leverage) capital ratio is lower at December 31, 2019 than its ratio at September 30, 2019, which was 10.54%, due primarily to a $57 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2019 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 39 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At December 31, 2019, deposits totaled $9.00 billion (including $501.4 million of brokered CDs), while borrowings totaled $3.89 billion and borrowers’ advances and servicing escrows totaled $130.9 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.

To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At December 31, 2019, these collateral pledge support arrangements provided the Association with the ability to immediately borrow an additional $73.1 million from the FHLB of Cincinnati and $41.7 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the balance outstanding at December 31, 2019 was $4.27 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $85.4 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At December 31, 2019, our investment securities portfolio totaled $554.0 million. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2019 and 2018, cash flows from operations provided $29.4 million and $34.4 million, respectively.
First mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more, and Home Ready) originated under the revised procedures are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures, which are not eligible for sale to Fannie Mae. For loans that are not originated under the revised (Fannie Mae) procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors. At December 31, 2019, $9.6 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale.” During the three months ended December 31, 2019, $9.6 million of agency-compliant Home Ready loans and $99.9 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans were sold to Fannie Mae. Additionally, $99.0 million of fixed-rate loans were sold in a single bulk sale to a private investor.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.30% for the three months ended December 31, 2019 and 1.36% for the three months ended December 31, 2018. As of December 31, 2019, our average assets per full-time employee and our average deposits per full-time employee were $13.7 million and $8.3 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average of deposits (exclusive of brokered CDs) held at our branch offices ($229.7 million per branch office as of December 31, 2019) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

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

When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At December 31, 2019, the balance of such individual valuation allowances was $13.4 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and, if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Considering the review process and our suspension program, no allowance is deemed necessary for our unfunded commitments on this portfolio. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At December 31, 2019, we had a recorded investment of $2.25 billion in home equity loans and equity lines of credit outstanding, of which $5.2 million, or 0.2% were delinquent 90 days or more.
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

	December 31, 2019
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$18,312	49.1%	82.5%
Residential Home Today	4,232	11.4	0.6
Home equity loans and lines of credit	14,744	39.5	16.5
Construction	4	—	0.4
Total allowance	$37,292	100.0%	100.0%

	September 30, 2019			December 31, 2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$19,753	50.8%	82.5%	$19,165	45.7%	84.2%
Residential Home Today	4,209	10.8	0.6	3,748	8.9	0.7
Home equity loans and lines of credit	14,946	38.4	16.5	19,021	45.4	14.6
Construction	5	—	0.4	4	—	0.5
Total allowance	$38,913	100.0%	100.0%	$41,938	100.0%	100.0%

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other loans are considered immaterial, therefore neither was segregated.

	As of and For the Three Months Ended December 31,
	2019	2018
	(Dollars in thousands)
Allowance balance (beginning of the period)	$38,913	$42,418
Charge-offs:
Real estate loans:
Residential Core
Ohio	274	243
Florida	196	—
Other	15	—
Total Residential Core	485	243
Residential Home Today
Ohio	359	241
Total Residential Home Today	359	241
Home equity loans and lines of credit
Ohio	244	290
Florida	352	445
California	—	22
Other	149	86
Total Home equity loans and lines of credit	745	843
Total charge-offs	1,589	1,327
Recoveries:
Real estate loans:
Residential Core	810	211
Residential Home Today	527	468
Home equity loans and lines of credit	1,631	2,168
Total recoveries	2,968	2,847
Net recoveries (charge-offs)	1,379	1,520
Provision (Credit) for loan losses	(3,000)	(2,000)
Allowance balance (end of the period)	$37,292	$41,938
Ratios:
Net recoveries (charge-offs) to average loans outstanding (annualized)	0.04%	0.05%
Allowance for loan losses to non-accrual loans at end of the period	61.84%	54.48%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.28%	0.32%
Net recoveries continued, totaling $1.4 million during the three months ended December 31, 2019 compared to $1.5 million during the three months ended December 31, 2018. We reported net recoveries for eleven out of the last twelve quarters, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution.
With the exception of the Home equity loans and lines of credit portfolio, charge-offs increased slightly, but remained low, during the three months months ended December 31, 2019 when compared to the three months months ended December 31, 2018. We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of potential losses of those loans. We expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended December 31, 2019, the total allowance for loan losses decreased $1.6 million, to $37.3 million from $38.9 million at September 30, 2019, as we recorded a $3.0 million credit for loan losses, and had net recoveries of $1.4 million. The allowance for loan losses related to loans evaluated collectively decreased by $1.7 million during the three months ended December 31, 2019, and the allowance for loan losses related to loans evaluated individually remained relatively flat. Refer to the "Activity in the Allowance for Loan Losses" and "Analysis of the Allowance for Loan Losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other loans segments, changes during the three months ended December 31, 2019 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The recorded investment of this segment increased 2.1%, or $230.1 million, while its total allowance decreased 7.3% or $1.4 million. The portion of allowance for this segment that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased $1.4 million, or 11.1%, from $12.7 million at September 30, 2019, to $11.3 million at December 31, 2019. The ratio of this portion of the allowance to the total balance of loans in this segment that were evaluated collectively, decreased 0.02% to 0.10% at December 31, 2019 from 0.12% at September 30, 2019. Total delinquencies decreased 3.6% to $17.9 million at December 31, 2019 from $18.5 million at September 30, 2019. Delinquencies greater than 90 days slightly increased by 5.0% to $8.1 million at December 31, 2019 from $7.7 million at September 30, 2019. There were net recoveries of $325 thousand for the quarter ended December 31, 2019 compared to net charge-offs of $32 thousand during the quarter ended December 31, 2018. The decrease in the ratio of the allowance reflected the improved delinquencies and increase in net recoveries when compared to the prior period. The credit profile of this portfolio segment remained strong during the quarter due to the addition of high credit quality residential first mortgage loans.

•
Residential Home Today – The recorded investment of this segment decreased 2.4%, or $2.3 million, as we are no longer originating loans under the Home Today program. The total allowance for this segment remained constant at $4.2 million. Similarly, the portion of allowance that was determined by evaluating groups of loans collectively remained at $1.8 million during the quarter ended December 31, 2019. The ratio of this portion of the allowance to the total balance of loans in this segment that were evaluated collectively, slightly increased to 3.9% at December 31, 2019 from 3.8% at September 30, 2019. Total delinquencies increased to $7.3 million at December 31, 2019 from $6.9 million at September 30, 2019. Delinquencies greater than 90 days increased 21.8% to $3.2 million from $2.6 million at September 30, 2019. Net recoveries of $0.2 million were recorded during the current quarter and during the quarter ended December 31, 2018. This allowance remains relatively flat based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. Risk remains based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans.

•
Home Equity Loans and Lines of Credit – The recorded investment of this segment increased 2.1%, or $46.6 million, to $2.25 billion at December 31, 2019 from $2.20 billion at September 30, 2019. The total allowance for this segment decreased 1.35% to $14.7 million from $14.9 million at September 30, 2019. During the quarter ended December 31, 2019, the portion of allowance for this segment that was determined by evaluating groups of loans collectively, slightly decreased by $0.1 million, or 1.4%, from $10.9 million to $10.8 million. The ratio of this portion of the allowance to the total balance of loans in this segment that were evaluated collectively remained at 0.5% at December 31, 2019. Total delinquencies for this portfolio segment decreased 11.5% to $8.8 million at December 31, 2019 as compared to $10.0 million at September 30, 2019. Delinquencies greater than 90 days decreased 10.7% to $5.2 million at December 31, 2019 from $5.8 million at September 30, 2019. Net recoveries for this loan segment during the current quarter were less at $0.9 million as compared to $1.3 million for the quarter ended December 31, 2018. The reduction in the allowance is mainly supported by a reduction in the principal balance of home equity lines of credit coming to an end of the draw period. This portion of the allowance addresses exposure from customers whose lines of credit were originated without amortizing payments during the draw period and who could face potential increased payment shock at the end of the draw period. The principal balance of home equity lines of credit originated without amortizing payments during the draw period that are coming to the end of its draw period through fiscal 2020 is $3.8 million at December 31, 2019 as compared to $8.1 million at September 30, 2019. As this exposure decreases without incurring significant loss, the portion of the overall allowance allocated to the home equity loans and lines of credit category can be decreased. Originations after February 2013 require an amortizing payment during the draw period and do not face the same end-of-draw increased payment shock risk.

Loan Portfolio Composition
The following table sets forth the composition of the portfolio of loans held for investment, by type of loan segregated by geographic location at the indicated dates, excluding loans held for sale. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other loans are immaterial. Therefore, neither was segregated by geographic location.

	December 31, 2019		September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,378,193		$6,197,261		$6,070,710
Florida	1,769,129		1,748,816		1,755,482
Other	2,984,566		2,956,947		3,077,639
Total Residential Core	11,131,888	82.5%	10,903,024	82.5%	10,903,831	84.2%
Residential Home Today
Ohio	78,866		81,081		88,261
Florida	3,724		3,771		4,132
Other	89		90		177
Total Residential Home Today	82,679	0.6	84,942	0.6	92,570	0.7
Home equity loans and lines of credit
Ohio	676,085		677,212		660,937
Florida	426,479		415,849		383,784
California	365,474		357,550		286,510
Other	753,342		724,350		566,954
Total Home equity loans and lines of credit	2,221,380	16.5	2,174,961	16.5	1,898,185	14.6
Total Construction	51,404	0.4	52,332	0.4	59,185	0.5
Other loans	2,900	—	3,166	—	3,000	—
Total loans receivable	13,490,251	100.0%	13,218,425	100.0%	12,956,771	100.0%
Deferred loan expenses, net	43,785		41,976		39,526
Loans in process	(28,972)		(25,743)		(34,833)
Allowance for loan losses	(37,292)		(38,913)		(41,938)
Total loans receivable, net	$13,467,772		$13,195,745		$12,919,526

At December 31, 2019, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $392.6 million in home equity loans (which included $249.1 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $21.5 million in bridge loans) and $1.83 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2019. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,402,991	$537,123	0.10%	60%	51%
Florida	645,437	319,298	0.03%	58%	52%
California	646,128	296,313	0.01%	62%	58%
Other (1)	1,432,235	676,046	0.01%	64%	60%
Total home equity lines of credit in draw period	4,126,791	1,828,780	0.04%	61%	55%
Home equity lines in repayment, home equity loans and bridge loans	392,600	392,600	1.08%	65%	46%
Total	$4,519,391	$2,221,380	0.23%	61%	53%
_________________

(1)	No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio and 5% of total loans.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2019. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At December 31, 2019, 35.6% of our home equity lending portfolio was either in a first lien position (19.7%), in a subordinate (second) lien position behind a first lien that we held (13.2%) or behind a first lien that was held by a loan that we originated, sold and now service for others (2.7%). At December 31, 2019, 13.9% of our home equity line of credit portfolio in the draw period was making only the minimum payment on the outstanding line balance.

The following table sets forth by calendar origination year, the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2019. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period (3)
2009 and Prior	$4,208	$1,444	—%	49%	45%
2010	9,266	2,508	—%	59%	40%
2013	40	17	—%	79%	54%
2014	92,647	27,679	—%	59%	40%
2015	199,709	74,304	0.06%	60%	43%
2016	379,163	149,765	0.21%	61%	48%
2017	822,411	368,777	0.08%	60%	51%
2018	1,135,453	547,650	0.01%	61%	56%
2019	1,483,894	656,636	0.01%	62%	62%
Total home equity lines of credit in draw period	4,126,791	1,828,780	0.04%	61%	55%
Home equity lines in repayment, home equity loans and bridge loans	392,600	392,600	1.08%	65%	46%
Total	$4,519,391	$2,221,380	0.23%	61%	53%
________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2019. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

(3)	There are no remaining principal balances of home equity lines of credit for years 2011 and 2012. Those years are excluded from the table above.
In general, the home equity line of credit product originated prior to June 2010 was characterized by a ten year draw period followed by a ten year repayment period; however, there were two types of transactions that could result in a draw period that extended beyond ten years. The first transaction involved customer requests for increases in the amount of their home equity line of credit. When the customer’s credit performance and profile supported the increase, the draw period term was reset for the ten year period following the date of the increase in the home equity line of credit amount. A second transaction that impacted the draw period involved extensions. If the account and customer met certain pre-established criteria, an offer was made to extend the otherwise expiring draw period by ten years from the date of the offer. If the customer chose to accept the extension, the origination date of the account remained unchanged but the account would have a revised draw period that was extended by ten years. As a result of these two programs, the reported draw periods for certain home equity lines of credit accounts exceeded ten years.

The following table sets forth by fiscal year when the draw period expires, the principal balance of home equity lines of credit in the draw period as of December 31, 2019, segregated by the current combined LTV range.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2020 (1)	$79,108	$261	$—	$13	$42	$79,424
2021	28,218	68	—	—	—	28,286
2022	28	—	—	—	—	28
2023	17	—	—	—	—	17
2024	17,702	72	—	2	—	17,776
2025	16,229	45	—	—	19	16,293
Post 2025	1,678,768	7,783	141	—	264	1,686,956
Total	$1,820,070	$8,229	$141	$15	$325	$1,828,780
_________________

(1)
Home equity lines of credit whose draw period ends in fiscal year 2020 include $3.8 million of lines where the customer has an interest only payment during the draw period. All other home equity lines of credit have an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of December 31, 2019.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$4,098,628	$1,820,070	99.5%	0.04%	61%	55%
80 - 89.9%	26,912	8,229	0.4%	0.27%	78%	81%
90 - 100%	396	141	—%	—%	69%	93%
> 100%	113	15	—%	—%	39%	114%
Unknown (1)	742	325	0.1%	—%	35%	(1)
	$4,126,791	$1,828,780	100.0%	0.04%	61%	55%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2019. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Delinquent Loans
The following tables set forth the recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency as of the dates indicated.

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
December 31, 2019
Real estate loans:
Residential Core
Ohio	$6,919	$6,437	$13,356
Florida	1,997	852	2,849
Other	892	765	1,657
Total Residential Core	9,808	8,054	17,862
Residential Home Today
Ohio	4,003	3,038	7,041
Florida	111	158	269
Total Residential Home Today	4,114	3,196	7,310
Home equity loans and lines of credit
Ohio	1,358	2,121	3,479
Florida	776	627	1,403
California	569	506	1,075
Other	953	1,922	2,875
Total Home equity loans and lines of credit	3,656	5,176	8,832
Total	$17,578	$16,426	$34,004

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
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
Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.12% of total net loans at December 31, 2019 and September 30, 2019 and were 0.17% at December 31, 2018, a decrease of five basis points from December 31, 2018. Total loans delinquent (i.e. delinquent 30 days or more) were 0.25% of total net loans at December 31, 2019, 0.27% at September 30, 2019 and 0.34% at December 31, 2018.

Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	December 31, 2019	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$33,310	$37,052	$41,011
Residential Home Today	11,551	12,442	14,438
Home equity loans and lines of credit	15,447	21,771	21,523
Total non-accrual loans (1)(2)	60,308	71,265	76,972
Real estate owned	2,813	2,163	2,888
Total non-performing assets	$63,121	$73,428	$79,860
Ratios:
Total non-accrual loans to total loans	0.45%	0.54%	0.59%
Total non-accrual loans to total assets	0.41%	0.49%	0.54%
Total non-performing assets to total assets	0.43%	0.50%	0.56%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$48,047	$47,829	$51,116
Residential Home Today	24,878	24,651	25,972
Home equity loans and lines of credit	29,192	24,438	26,857
Total	$102,117	$96,918	$103,945
_________________

(1)
At December 31, 2019, September 30, 2019, and December 31, 2018, the totals include $40.8 million, $52.1 million, and $51.2 million, respectively, in TDRs, which are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because of a prior partial charge off, or because all borrowers have filed Chapter 7 bankruptcy, and not reaffirmed or been dismissed.

(2)	At December 31, 2019, September 30, 2019, and December 31, 2018 the totals include $8.4 million, $8.4 million and $10.7 million in TDRs that are 90 days or more past due, respectively.
The gross interest income that would have been recorded during the three months ended December 31, 2019 and December 31, 2018 on non-accrual loans, if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period, was $2.1 million and $2.3 million, respectively. The interest income recognized on those loans included in net income for the three months ended December 31, 2019 and December 31, 2018 was $1.3 million and $1.4 million, respectively.
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

	December 31, 2019	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Non-Accrual Loans	$60,308	$71,265	$76,972
Accruing TDRs	102,118	96,917	103,945
Performing Impaired Loans	4,667	4,907	3,800
Less Loans Collectively Evaluated	(3,844)	(2,616)	(4,025)
Total Impaired loans	$163,249	$170,473	$180,692
In response to the economic challenges facing many borrowers, we continue to restructure loans. Loan restructuring is a method used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers' loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on impairment measurement, see Note 4 to the Unaudited Interim Consolidated Financial Statements: LOANS AND ALLOWANCE FOR LOAN LOSSES. We had $151.3 million of TDRs (accrual and non-accrual) recorded at December 31, 2019. This was a $6.1 million decrease in the recorded investment of TDRs from September 30, 2019 and a $14.5 million decrease from December 31, 2018.
The following table sets forth the recorded investment in accrual and non-accrual TDRs, by the types of concessions granted as of December 31, 2019. Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company.

	Initial Restructurings	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$27,338	$14,544	$6,165	$48,047
Residential Home Today	13,983	9,823	1,072	24,878
Home equity loans and lines of credit	27,865	359	968	29,192
Total	$69,186	$24,726	$8,205	$102,117
Non-Accrual, Performing
Residential Core	$4,338	$8,532	$10,935	$23,805
Residential Home Today	1,238	4,895	1,847	7,980
Home equity loans and lines of credit	4,503	2,599	1,884	8,986
Total	$10,079	$16,026	$14,666	$40,771
Non-Accrual, Non-Performing
Residential Core	$2,116	$1,789	$636	$4,541
Residential Home Today	647	1,847	179	2,673
Home equity loans and lines of credit	704	266	241	1,211
Total	$3,467	$3,902	$1,056	$8,425
Total TDRs
Residential Core	$33,792	$24,865	$17,736	$76,393
Residential Home Today	15,868	16,565	3,098	35,531
Home equity loans and lines of credit	33,072	3,224	3,093	39,389
Total	$82,732	$44,654	$23,927	$151,313

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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates, including the impact of tax rate changes, such as those implemented by the Act signed into law in December 2017, that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At December 31, 2019, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at December 31, 2019, there is no guarantee that those assets, if any, will be recognizable in the future.
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

Comparison of Financial Condition at December 31, 2019 and September 30, 2019
Total assets increased $263.8 million, or 2%, to $14.81 billion at December 31, 2019 from $14.54 billion at September 30, 2019. This increase was primarily the result of new loan origination levels exceeding the total of loans sales and principal repayments, as well as increases in cash and cash equivalents and investment securities partially offset by decreases in premises, equipment and software, net and other assets.
Cash and cash equivalents increased $6.1 million, or 2%, to $281.2 million at December 31, 2019 from $275.1 million at September 30, 2019. We manage cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities, all of which are classified as available for sale, increased $6.1 million, or 1%, to $554.0 million at December 31, 2019 from $547.9 million at September 30, 2019. Investment securities increased as $56.4 million in purchases and a $3.7 million reduction of unrealized losses exceeded the combined effect of $52.6 million in principal paydowns, and $1.4 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the three months ended December 31, 2019. There were no sales of investment securities during the three months ended December 31, 2019.
Loans held for investment, net, increased $272.0 million, or 2%, to $13.47 billion at December 31, 2019 from $13.20 billion at September 30, 2019. This increase was primarily from a $226.6 million, or 2%, increase in residential mortgage loans to $11.21 billion at December 31, 2019 from $10.99 billion at September 30, 2019. Additionally, there was a $46.4 million increase in the balance of home equity loans and lines of credit during the three months ended December 31, 2019, as new originations and additional draws on existing accounts exceeded repayments. During the three months ended December 31, 2019, $303.7 million of three- and five-year “SmartRate” loans were originated while $446.9 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These originations were offset by paydowns and fixed-rate loan sales. Between September 30, 2019 and December 31, 2019, the total fixed-rate portion of the first mortgage loan portfolio increased $160.0 million and was comprised of an increase of $208.6 million in the balance of fixed-rate loans with original terms greater than 10 years partially offset by a decrease of $48.6 million in the balance of fixed-rate loans with original terms of 10 years or less. During the three months ended December 31, 2019, we completed $208.5 million in loan sales, which included a $99.0 million long-term fixed-rate sale to a private investor, and $9.6 million of agency-compliant Home Ready loans and $99.9 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans sold to Fannie Mae. In addition, during the three months ended December 31, 2019, $230.3 million of fixed-rate residential mortgage loans, originated and serviced by the Association and sold to an investor in a prior year, were purchased from that investor. Also, during the three months ended December 31, 2019, we purchased long-term, fixed-rate first mortgage loans that have a remaining unpaid principal balance of $8.0 million.

Commitments originated for home equity lines of credit and equity and bridge loans were $349.5 million for the three months ended December 31, 2019 compared to $357.0 million for the three months ended December 31, 2018. At December 31, 2019, pending commitments to originate new home equity lines of credit were $87.9 million and equity and bridge loans were $35.7 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The total allowance for loan losses decreased $1.6 million, or 4%, to $37.3 million at December 31, 2019 from $38.9 million at September 30, 2019, primarily reflecting improved credit metrics, including continued recoveries of loan amounts previously charged off, low levels of current loan charge-offs and reduced exposure from home equity lines of credit coming to the end of the draw period. Refer to Note 4. Loans and Allowance for Loan Losses for additional discussion.
Prepaid expenses and other assets decreased $8.6 million to $79.4 million at December 31, 2019 from $88.0 million at September 30, 2019. This decrease included an $8.7 million decrease in the initial margin requirement posted on interest rate swap contracts, a $6.9 million decrease in prepaid taxes, a $4.6 million decrease in net deferred taxes, a $3.7 million decrease in receivable due to the ESOP, a decrease of $1.6 million in deferred leasing costs, and decreases totaling $0.7 million in prepaid insurance and assessments. These decreases were partially offset by an $18.4 million right of use asset related to the Company's operating leases due to the adoption of the recently issued accounting guidance on the treatment of leases.
Deposits increased $234.5 million, or 3%, to $9.00 billion at December 31, 2019 from $8.77 billion at September 30, 2019. The increase in deposits resulted primarily from a $184.5 million increase in CDs, a $25.6 million increase in our high-yield checking accounts and a $21.8 million increase in our savings accounts (which included a $27.4 million increase in money market accounts in the state of Florida and a $5.6 million decrease in high yield savings accounts). We believe that our savings and checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at December 31, 2019 was $501.4 million, which was a decrease of $6.4 million during the three months ended December 31, 2019.
Borrowed funds, all from the FHLB of Cincinnati, decreased $13.3 million, or less than one percent, to $3.89 billion at December 31, 2019 from $3.90 billion at September 30, 2019. Activity included $50.0 million of new 90-day advances that are hedged by equal notional amounts of new interest rate swaps with initial fixed-pay terms of five to eight years and $150.0 million of new long-term advances with terms of four to five years, offset by scheduled principal repayments of long-term advances and a $100.0 million decrease in the balance of short-term advances. The total balance of borrowed funds of $3.89 billion at December 31, 2019 consisted of overnight and short-term advances of $400.0 million, long-term advances of $683.4 million with a remaining weighted average maturity of approximately two years and short-term advances of $2.80 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 3.5 years. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately five to eight years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview and Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Total shareholders’ equity increased $32.2 million, or 2%, to $1.73 billion at December 31, 2019 from $1.70 billion at September 30, 2019. This net increase primarily reflected the effect of a combination of $25.6 million of net income and an $18.6 million decrease in accumulated other comprehensive loss, mainly the result of changes in market interest rates related to our interest rate swaps, reduced by $0.4 million of repurchases of outstanding common stock and $13.4 million of cash dividend payments. Adjustments of $3.3 million related to our stock compensation plan and ESOP further offset the decrease. As a result of a July 16, 2019 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns approximately 81% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended December 31, 2019 and 2018
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	December 31, 2019			December 31, 2018
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$229,986	$949	1.65%	$225,748	$1,258	2.23%
Investment securities	—	—	—%	3,971	24	2.42%
Mortgage-backed securities	545,729	2,864	2.10%	537,050	3,100	2.31%
Loans (2)	13,241,863	115,225	3.48%	12,871,771	112,491	3.50%
Federal Home Loan Bank stock	101,858	1,014	3.98%	93,544	1,415	6.05%
Total interest-earning assets	14,119,436	120,052	3.40%	13,732,084	118,288	3.45%
Noninterest-earning assets	489,200			386,086
Total assets	$14,608,636			$14,118,170
Interest-bearing liabilities:
Checking accounts	$867,971	483	0.22%	$898,795	748	0.33%
Savings accounts	1,490,074	3,024	0.81%	1,286,543	2,178	0.68%
Certificates of deposit	6,505,776	34,809	2.14%	6,352,338	29,836	1.88%
Borrowed funds	3,746,170	17,551	1.87%	3,614,231	17,714	1.96%
Total interest-bearing liabilities	12,609,991	55,867	1.77%	12,151,907	50,476	1.66%
Noninterest-bearing liabilities	273,002			192,504
Total liabilities	12,882,993			12,344,411
Shareholders’ equity	1,725,643			1,773,759
Total liabilities and shareholders’ equity	$14,608,636			$14,118,170
Net interest income		$64,185			$67,812
Interest rate spread (1)(3)			1.63%			1.79%
Net interest-earning assets (4)	$1,509,445			$1,580,177
Net interest margin (1)(5)		1.82%			1.98%
Average interest-earning assets to average interest-bearing liabilities	111.97%			113.00%
Selected performance ratios:
Return on average assets (1)		0.70%			0.58%
Return on average equity (1)		5.94%			4.59%
Average equity to average assets		11.81%			12.56%
_________________

(1)	Annualized.

(2)	Loans include both mortgage loans held for sale and loans held for investment.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $5.3 million to $25.6 million for the three months ended December 31, 2019 compared to $20.3 million for the three months ended December 31, 2018. The increase in net income was largely attributable to a gain from the sale of commercial properties, increased gain on the sale of loans and an increase in the credit for loan loss provision, partially offset by a decrease in net interest income when compared to the same period last year.
Interest and Dividend Income. Interest and dividend income increased $1.8 million, or 2%, to $120.1 million during the three months ended December 31, 2019 compared to $118.3 million during the same three months in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans partially offset by declines in interest income on interest earning cash equivalents and mortgage-backed securities.
Interest income on loans increased $2.7 million, or 2%, to $115.2 million for the three months ended December 31, 2019 compared to $112.5 million for the three months ended December 31, 2018. This increase was attributed mainly to a $370.1 million increase in the average balance of loans to $13.24 billion for the current three months compared to $12.87 billion during the same three months in the prior year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was offset by a two basis point decrease in the average yield on loans to 3.48% for the three months ended December 31, 2019 from 3.50% for the same three months in the prior year. Overall, market rate fluctuations during the year have slightly reduced our loan yields, particularly home equity lending products that feature interest rates that reset based on the prime rate.
Interest income on FHLB stock decreased $0.4 million, or 29% to $1 million during the current three months compared to $1.4 million for the three months ended December 31, 2018. This decrease was attributed to a 207 basis point decrease in the average yield on FHLB stock partially offset by an $8.4 million increase in the average balance of FHLB stock to $101.9 million compared to $93.5 million for the same three months in the prior year.
Interest income on other interest earning cash equivalents decreased $0.3 million or 25%, to $1.0 million during the current three months compared to $1.3 million for the three months ended December 31, 2018. The decrease was attributed to a 58 basis point decrease in the average yield partially offset by a $4.2 million increase in the average balance of other interest earning cash equivalents to $230.0 million from $225.7 million for the same three months in the prior year.
Interest income on mortgage-backed securities decreased $0.2 million, or 6%, to $2.9 million during the current three months compared to $3.1 million during the three months ended December 31, 2018. This decrease was attributed to a 21 basis point decrease in the average yield on mortgage-backed securities partially offset by an $8.6 million increase in the average balance of mortgage-backed securities to $545.7 million for the current three months compared to $537.1 million during the same three months in the prior year.
Interest Expense. Interest expense increased $5.4 million, or 11%, to $55.9 million during the current three months compared to $50.5 million during the three months ended December 31, 2018. The increase resulted primarily from an increase in interest expense on deposits partially offset by a decline in interest expense on borrowed funds.
Interest expense on CDs increased $5.0 million, or 17%, to $34.8 million during the three months ended December 31, 2019 compared to $29.8 million during the three months ended December 31, 2018. The increase was attributed primarily to a 26 basis point increase in the average rate we paid on CDs to 2.14% during the current three months from 1.88% during the same three months last year. In addition, there was a $153.4 million, or 2%, increase in the average balance of CDs to $6.51 billion from $6.35 billion during the same three months of the prior year. Interest expense on savings and checking accounts increased $0.8 million and decreased $0.2 million, respectively, to $3.0 million and $0.5 million during the three months ended December 31, 2019, compared to the same three month period of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition. The increase in deposits was used, in combination with an increase in borrowings, to fund our balance sheet growth and our capital management activities, including share repurchases and dividend payments.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, decreased $0.1 million, or 1%, to $17.6 million during the three months ended December 31, 2019 from $17.7 million during the three months ended December 31, 2018. The decrease was attributed to a nine basis point decrease in the average rate paid for these funds to 1.87%, during the three months ended December 31, 2019 from 1.96% for the three months ended December 31, 2018. Partially offsetting the decrease in the rate paid on borrowed funds was a $131.9 million, or 4%, increase in the average balance of borrowed funds to $3.75 billion during the current three months from $3.61 billion during the same three months of the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $3.6 million, or 5%, to $64.2 million during the three months ended December 31, 2019 from $67.8 million during the three months ended December 31, 2018. Average interest-earning assets increased during the current three months by $387.4 million, or 3%, when compared to the three months ended December 31, 2018. The increase in average assets was attributed primarily to the growth of our loan portfolio and to a lesser extent mortgage-backed securities and FHLB stock. The increase in average interest earning assets was partially offset by a five basis point decrease in the yield on those assets to 3.40% from 3.45%. However, average interest-bearing liabilities increased by $458.1 million and experienced an 11 basis point increase in cost, as our interest rate spread decreased 16 basis points to 1.63% compared to 1.79% during the same three months last year reflecting the flattening yield curve and general interest rate environment. Our net interest margin was 1.82% for the current three months and 1.98% for the same three months in the prior year.
Provision (Credit) for Loan Losses. We recorded a credit for loan losses of $3.0 million during the three months ended December 31, 2019 and a $2.0 million credit for loan losses during the three months ended December 31, 2018. Continued recoveries of loan amounts previously charged off, low levels of current loan charge-offs and delinquent loans and reduced exposure from home equity lines of credit coming to the end of the draw period resulted in the loan provision credit during the current period. Nevertheless, we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. In the current three months, we recorded net recoveries of $1.4 million, as compared to net recoveries of $1.5 million for the three months ended December 31, 2018. The credit for loan losses recorded for the current three months, due to net recoveries, resulted in a decrease in the balance of the allowance for loan losses. The allowance for loan losses was $37.3 million, or 0.28% of the total recorded investment in loans receivable, at December 31, 2019, compared to $41.9 million, or 0.32% of the total recorded investment in loans receivable, at December 31, 2018. Balances of recorded investments are net of deferred fees, expenses and any applicable loans-in-process. Refer to the Lending Activities section of the Overview and Note 4. Loans and Allowance for Loan Losses for further discussion.
Non-Interest Income. Non-interest income increased $7.2 million, or 154%, to $11.9 million during the three months ended December 31, 2019 compared to $4.7 million during the three months ended December 31, 2018. The increase in non-interest income was primarily due to a $4.3 million gain, representing our share of the gain on the sale of the remaining commercial property held by a non-thrift, partially owned subsidiary of the Company. In addition, there was a $2.8 million increase in the net gain on sale of loans, which was $2.9 million during the three months ended December 31, 2019 compared to $0.1 million during the three months ended December 31, 2018. There were loan sales of $208.5 million at a net gain of 1.44% during the three months ended December 31, 2019, which included a bulk sale of $99.0 million to a private investor, compared to loan sales of $20.7 million during the three months ended December 31, 2018.
Non-Interest Expense. Non-interest expense decreased $0.7 million, or 1%, to $47.3 million during the three months ended December 31, 2019 compared to $48.0 million during the three months ended December 31, 2018. This decrease resulted primarily from marginal offsetting fluctuations in office property and equipment expense, marketing expenses, salaries and employee benefits as well as real estate owned expenses.
Income Tax Expense. The provision for income taxes was $6.2 million during both the three months ended December 31, 2019 and the three months ended December 31, 2018. The provision for the current three months included $5.8 million of federal income tax provision and $0.4 million of state income tax provision. The provision for the three months ended December 31, 2018 included $5.1 million of federal income tax provision and $1.1 million of state income tax provision. Our effective federal tax rate was 18.5% during the three months ended December 31, 2019 and 20.0% during the three months ended December 31, 2018. Our expected effective federal income tax rate in the current year is lower than the federal statutory rate due to an increase in excess tax benefits associated with stock-based compensation.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/

Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended December 31, 2019, our liquidity ratio averaged 5.42%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2019.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2019, cash and cash equivalents totaled $281.2 million, which represented an increase of 2% from September 30, 2019.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $554.0 million at December 31, 2019.
During the three-month period ended December 31, 2019, loan sales totaled $208.5 million, which included a $99.0 million sale to a private investor and sales to Fannie Mae, consisting of $99.9 million of long-term, fixed-rate, agency-compliant and non-Home Ready first mortgage loans and $9.6 million of loans that qualified under Fannie Mae's Home Ready initiative. Loans originated under the Home Ready initiative are classified as “held for sale” at origination. Loans originated under non-Home Ready, Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.
At December 31, 2019, $9.6 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” all of which qualified under Fannie Mae's Home Ready initiative. There were no loan sale commitments outstanding at December 31, 2019.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At December 31, 2019, we had $586.4 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $2.30 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of December 31, 2019 totaled $3.53 billion, or 39.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before December 31, 2020. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the three months ended December 31, 2019, we originated $750.6 million of residential mortgage loans, and $349.5 million of commitments for home equity loans and lines of credit, while during the three months ended December 31, 2018, we originated $383.8 million of residential mortgage loans and $357.0 million of commitments for home equity loans and lines of credit. We purchased $56.4 million of securities during the three months ended December 31, 2019, and $59.1 million during the three months ended December 31, 2018.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $234.5 million during the three months ended December 31, 2019, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $105.6 million during the three months ended December 31, 2018. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the three months ended December 31, 2019, there was a $6.4 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $501.4 million at December 31, 2019. At December 31, 2018 the balance of brokered CDs was $576.4 million. Principal and interest owed on loans serviced for others experienced a net decrease of $1.4 million to $31.5 million during the three months ended December 31, 2019 compared to a net decrease of $0.9 million to $30.6 million during the three months ended December 31, 2018. During the three months ended December 31, 2019 we decreased our advances from the FHLB of Cincinnati by $13.3 million to manage the funding of new loan originations and our capital initiatives, and actively manage our liquidity ratio. During the three months ended December 31, 2018, our advances from the FHLB of Cincinnati increased by $12.6 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CD market. At December 31, 2019 we had $3.89 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at December 31, 2019, we had $501.4 million of brokered CDs. During the three months ended December 31, 2019, we had average outstanding advances from the FHLB of Cincinnati of $3.75 billion as compared to average outstanding advances of $3.61 billion during the three months ended December 31, 2018. While the net average balance increased during the current three months, the actual balance as of December 31, 2019 was less than the September 30, 2019 balance, reflecting an increase in the use of deposits to fund balance sheet growth and our capital initiatives, and to manage our on-balance sheet liquidity. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At December 31, 2019, we had the ability to immediately borrow an additional $73.1 million from the FHLB of Cincinnati and $41.7 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at December 31, 2019 was $4.27 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $85.4 million.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At December 31, 2019, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of December 31, 2019, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,522,034	18.77%	$811,017	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,484,739	10.19%	728,372	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,484,739	18.31%	648,813	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,484,725	18.31%	527,161	6.50%
The capital ratios of the Company as of December 31, 2019 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,787,553	22.02%
Tier 1 (Leverage) Capital to Net Average Assets	1,750,261	11.99%
Tier 1 Capital to Risk-Weighted Assets	1,750,261	21.56%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,750,261	21.56%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2019, the Company received a $57.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios. At December 31, 2019, the Company had, in the form of cash and a demand loan from the Association, $222.8 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016 and repurchases began on January 6, 2017. There were 4,107,921 shares repurchased under that program between its start date and December 31, 2019. During the three months ended December 31, 2019, the Company repurchased $0.4 million of its common stock.
On July 16, 2019, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.10 per share, to be declared on the Company’s common stock during the 12 months subsequent to the members’ approval (i.e., through July 16, 2020). The members approved the waiver by casting 62% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC waived its right to receive a $0.27 per share dividend payment on September 17, 2019 and December 17, 2019.
The payment of dividends, support of asset growth and strategic stock repurchases are planned to continue in the future as the focus for future capital deployment activities.
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
During the three months ended December 31, 2019, $109.5 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae on a servicing retained basis. Additionally, during the three months ended December 31, 2019, $99.0 million of fixed-rate loans were sold, on a servicing retained basis, in a single bulk sale to a private investor. At December 31, 2019, $9.6 million of agency-compliant, long-term, fixed-rate residential first mortgage loans that qualified under Fannie Mae's Home Ready program, were classified as “held for sale.” Of the agency-compliant loan sales during the three months ended December 31, 2019, $9.6 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's Home Ready program, and $99.9 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our reinstated seller contract, as described in the next paragraph. At December 31, 2019, we did not have any outstanding loan sales commitments.
First mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more, and Home Ready) are originated under Fannie Mae procedures and are eligible for sale to Fannie Mae either as whole loans or within mortgage-

backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures, which are not eligible for sale to Fannie Mae. For loans that are not originated under Fannie Mae procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors.
The Association actively markets equity lines of credit, an adjustable-rate mortgage loan product and a 10-year fixed-rate mortgage loan product. Each of these products provides us with improved interest rate risk characteristics when compared to longer-term, fixed-rate mortgage loans. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occur and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at December 31, 2019 was $2.80 billion. The swap portfolio's weighted average fixed pay rate was 1.91% and the weighted average remaining term was 3.5 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution's economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at December 31, 2019 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,363,208	$(402,171)	(22.78)%	9.83%	(199)
+200	1,516,548	(248,831)	(14.10)%	10.65%	(117)
+100	1,651,271	(114,108)	(6.46)%	11.31%	(51)
0	1,765,379	—	—	11.82%	—
-100	1,717,147	(48,232)	(2.73)%	11.29%	(53)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at December 31, 2019, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 14.10% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 2.73% decrease in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at December 31, 2019, with comparative information as of September 30, 2019. The Association changed the software model used to measure its interest rate risk during the three months ended December 31, 2019, which included the use of different valuation approaches and assumptions inherent in the software. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 Basis Points Rate Shock)

	At December 31, 2019	At September 30, 2019
Pre-Shock EVE Ratio	11.82%	14.93%
Post-Shock EVE Ratio	10.65%	13.26%
Sensitivity Measure in basis points	(117)	(167)
Percentage Change in EVE	(14.10)%	(15.78)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable), home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 1.68% improvement in the Percentage Change in EVE measure at December 31, 2019 when compared to the measure at September 30, 2019. Factors contributing to this improvement included changes in market rates, capital actions by the Association, assumption and modeling changes, including a change in the software model used, and changes due to business activity. Movement in market interest rates included a decrease of five basis points for the two-year term, an increase of 15 basis points for the five-year term and an increase of 25 basis points for the ten-year term. Negatively impacting the Percentage Change in EVE was a $57.0 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.44%. Additionally, modifications and enhancements to our modeling assumptions and methodologies, as a result of the model software change, impacted the Association's Percentage Change in EVE. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets) in comparison to the pace of the addition of duration extending funding sources. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation, including the replacement of the software model used during the current quarter, in order that it might most accurately reflect our current circumstances, factors and expectations. As of December 31, 2019, we estimated that our EaR for the 12 months ending December 31, 2020 would increase by 0.50% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Association uses the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Association continues to calculate instantaneous scenarios, and as of December 31, 2019, we estimated that our EaR for the 12 months ending December 31, 2020, would decrease by 3.15% in the event of an instantaneous 200 basis point increase in market interest rates.
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
Other Considerations. The EVE and EaR analyses are similar in that they both start with the same month end balance sheet amounts, weighted average coupon and maturity. The underlying prepayment, decay and default assumptions are also the same and they both start with the same month end "markets" (Treasury and Libor yield curves, etc.). From that similar starting point, the models follow divergent paths. EVE is a stochastic model using 100 different interest rate paths to compute market value at the account level for each of the categories on the balance sheet whereas EaR uses the implied forward curve to compute interest income/expense at the account level for each of the categories on the balance sheet.
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At December 31, 2019, the IRR profile as disclosed above was within our internal limits.
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
Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of December 31, 2019, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors

There have been no material changes in the "Risk Factors" previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 26, 2019 (File No. 001-33390).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended December 31, 2019.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
October 1, 2019 through October 31, 2019	19,500	$18.35	19,500	5,892,079
November 1, 2019 through November 30, 2019	—	—	—	5,892,079
December 1, 2019 through December 31, 2019	—	—	—	5,892,079
	19,500	18.35	19,500

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

On July 16, 2019, at a special meeting of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $1.10 per share, to be declared on the Company’s common stock during the four quarterly periods ending June 30, 2020. The members approved the waiver by casting 62% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC is the 81% majority shareholder of the Company.

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

The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, filed on February 6, 2020, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	February 6, 2020	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	February 6, 2020	/s/ Paul J. Huml
Paul J. Huml
Chief Financial Officer