Form 10-Q
period 2020-03-31
TFS Financial CORP
filed 2020-05-15
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of May 13, 2020, there were 280,142,927 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.1% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

ACT: Tax Cuts and Jobs Act	FHLB: Federal Home Loan Bank
AOCI: Accumulated Other Comprehensive Income	FICO: Financing Corporation
ARM: Adjustable Rate Mortgage	FRB-Cleveland: Federal Reserve Bank of Cleveland
ASC: Accounting Standards Codification	Freddie Mac: Federal Home Loan Mortgage Corporation
ASU: Accounting Standards Update	FRS: Board of Governors of the Federal Reserve System
Association: Third Federal Savings and Loan	GAAP: Generally Accepted Accounting Principles
Association of Cleveland	Ginnie Mae: Government National Mortgage Association
BOLI: Bank Owned Life Insurance	GVA: General Valuation Allowances
CARES Act: Coronavirus Aid, Relief and Economic Security	HPI: Home Price Index
Act	IRR: Interest Rate Risk
CDs: Certificates of Deposit	IRS: Internal Revenue Service
CFPB: Consumer Financial Protection Bureau	IVA: Individual Valuation Allowance
CLTV: Combined Loan-to-Value	LIHTC: Low Income Housing Tax Credit
Company: TFS Financial Corporation and its	LIP: Loans-in-Process
subsidiaries	LTV: Loan-to-Value
DFA: Dodd-Frank Wall Street Reform and Consumer	MGIC: Mortgage Guaranty Insurance Corporation
Protection Act	OCC: Office of the Comptroller of the Currency
EaR: Earnings at Risk	OCI: Other Comprehensive Income
EPS: Earnings per Share	PMI: Private Mortgage Insurance
ESOP: Third Federal Employee (Associate) Stock	PMIC: PMI Mortgage Insurance Co.
Ownership Plan	REMICs: Real Estate Mortgage Investment Conduits
EVE: Economic Value of Equity	SEC: United States Securities and Exchange Commission
Fannie Mae: Federal National Mortgage Association	TDR: Troubled Debt Restructuring
FASB: Financial Accounting Standards Board	Third Federal Savings, MHC: Third Federal Savings
FDIC: Federal Deposit Insurance Corporation	and Loan Association of Cleveland, MHC
FHFA: Federal Housing Finance Agency

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	March 31, 2020	September 30, 2019
ASSETS
Cash and due from banks	$27,803	$31,728
Other interest-earning cash equivalents	284,678	243,415
Cash and cash equivalents	312,481	275,143
Investment securities available for sale (amortized cost $532,812 and $550,605, respectively)	545,484	547,864
Mortgage loans held for sale, at lower of cost or market (none measured at fair value)	2,337	3,666
Loans held for investment, net:
Mortgage loans	13,571,200	13,189,516
Other loans	2,700	3,166
Deferred loan expenses, net	44,941	41,976
Allowance for loan losses	(44,387)	(38,913)
Loans, net	13,574,454	13,195,745
Mortgage loan servicing rights, net	7,194	8,080
Federal Home Loan Bank stock, at cost	135,858	101,858
Real estate owned, net	2,728	2,163
Premises, equipment, and software, net	42,684	61,577
Accrued interest receivable	38,915	40,822
Bank owned life insurance contracts	219,768	217,481
Other assets	120,440	87,957
TOTAL ASSETS	$15,002,343	$14,542,356
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$9,087,811	$8,766,384
Borrowed funds	4,082,951	3,902,981
Borrowers’ advances for insurance and taxes	93,225	103,328
Principal, interest, and related escrow owed on loans serviced	28,722	32,909
Accrued expenses and other liabilities	54,470	40,000
Total liabilities	13,347,179	12,845,602
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,139,970 and 279,962,777 outstanding at March 31, 2020 and September 30, 2019, respectively	3,323	3,323
Paid-in capital	1,739,523	1,734,154
Treasury stock, at cost; 52,178,780 and 52,355,973 shares at March 31, 2020 and September 30, 2019, respectively	(767,723)	(764,589)
Unallocated ESOP shares	(42,251)	(44,417)
Retained earnings—substantially restricted	853,155	837,662
Accumulated other comprehensive loss	(130,863)	(69,379)
Total shareholders’ equity	1,655,164	1,696,754
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,002,343	$14,542,356
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$115,203	$114,306	$230,428	$226,797
Investment securities available for sale	2,911	3,494	5,775	6,618
Other interest and dividend earning assets	1,412	2,643	3,375	5,316
Total interest and dividend income	119,526	120,443	239,578	238,731
INTEREST EXPENSE:
Deposits	37,483	35,077	75,799	67,839
Borrowed funds	17,005	17,605	34,556	35,319
Total interest expense	54,488	52,682	110,355	103,158
NET INTEREST INCOME	65,038	67,761	129,223	135,573
PROVISION (CREDIT) FOR LOAN LOSSES	6,000	(4,000)	3,000	(6,000)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	59,038	71,761	126,223	141,573
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,119	1,795	4,265	3,571
Net gain on the sale of loans	3,138	451	6,063	562
Increase in and death benefits from bank owned life insurance contracts	2,461	1,874	4,022	3,421
Other	1,229	786	6,527	2,028
Total non-interest income	8,947	4,906	20,877	9,582
NON-INTEREST EXPENSE:
Salaries and employee benefits	27,216	26,152	53,101	51,516
Marketing services	4,029	6,719	8,490	11,516
Office property, equipment and software	6,534	6,261	12,980	13,247
Federal insurance premium and assessments	2,768	2,370	5,387	5,136
State franchise tax	1,191	1,282	2,323	2,544
Other expenses	7,820	7,943	14,597	14,748
Total non-interest expense	49,558	50,727	96,878	98,707
INCOME BEFORE INCOME TAXES	18,427	25,940	50,222	52,448
INCOME TAX EXPENSE	1,170	5,810	7,323	11,985
NET INCOME	$17,257	$20,130	$42,899	$40,463
Earnings per share—basic and diluted	$0.06	$0.07	$0.15	$0.14
Weighted average shares outstanding
Basic	275,835,243	275,359,201	275,706,011	275,367,821
Diluted	278,101,329	277,343,155	277,990,253	277,197,565

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income	$17,257	$20,130	$42,899	$40,463
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (losses) on securities available for sale	9,253	3,381	12,176	8,478
Net change in cash flow hedges	(89,769)	(18,936)	(74,564)	(45,758)
Net change in defined benefit plan obligation	452	264	904	528
Total other comprehensive income (loss)	(80,064)	(15,291)	(61,484)	(36,752)
Total comprehensive income (loss)	$(62,807)	$4,839	$(18,585)	$3,711
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended March 31, 2019
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2018	$3,323	$1,727,909	$(757,464)	$(47,667)	$815,918	$1,761	$1,743,780
Net income	—	—	—	—	20,130	—	20,130
Other comprehensive income (loss), net of tax	—	—	—	—	—	(15,291)	(15,291)
ESOP shares allocated or committed to be released	—	729	—	1,083	—	—	1,812
Compensation costs for equity incentive plans	—	1,146	—	—	—	—	1,146
Purchase of treasury stock (146,000 shares)	—	—	(2,432)	—	—	—	(2,432)
Treasury stock allocated to equity incentive plan	—	(285)	(471)	—	—	—	(756)
Dividends paid to common shareholders ($0.25 per common share)	—	—	—	—	(12,404)	—	(12,404)
Balance at March 31, 2019	$3,323	$1,729,499	$(760,367)	$(46,584)	$823,644	$(13,530)	$1,735,985

	For the Three Months Ended March 31, 2020
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2019	$3,323	$1,736,322	$(766,492)	$(43,334)	$849,929	$(50,799)	$1,728,949
Net income	—	—	—	—	17,257	—	17,257
Other comprehensive income (loss), net of tax	—	—	—	—	—	(80,064)	(80,064)
ESOP shares allocated or committed to be released	—	1,050	—	1,083	—	—	2,133
Compensation costs for equity incentive plans	—	1,160	—	—	—	—	1,160
Purchase of treasury stock (1,000 shares)	—	—	(19)	—	—	—	(19)
Treasury stock allocated to equity incentive plan	—	991	(1,212)	—	—	—	(221)
Dividends paid to common shareholders ($0.28 per common share)	—	—	—	—	(14,031)	—	(14,031)
Balance at March 31, 2020	$3,323	$1,739,523	$(767,723)	$(42,251)	$853,155	$(130,863)	$1,655,164

	For the Six Months Ended March 31, 2019
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2018	$3,323	$1,726,992	$(754,272)	$(48,751)	$807,890	$23,222	$1,758,404
Net income	—	—	—	—	40,463	—	40,463
Other comprehensive income (loss), net of tax	—	—	—	—	—	(36,752)	(36,752)
ESOP shares allocated or committed to be released	—	1,310	—	2,167	—	—	3,477
Compensation costs for equity incentive plans	—	2,227	—	—	—	—	2,227
Purchase of treasury stock (388,500 shares)	—	—	(6,208)	—	—	—	(6,208)
Treasury stock allocated to equity incentive plan	—	(1,030)	113	—	—	—	(917)
Dividends paid to common shareholders ($0.50 per common share)	—	—	—	—	(24,709)	—	(24,709)
Balance at March 31, 2019	$3,323	$1,729,499	$(760,367)	$(46,584)	$823,644	$(13,530)	$1,735,985

	For the Six Months Ended March 31, 2020
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2019	$3,323	$1,734,154	$(764,589)	$(44,417)	$837,662	$(69,379)	$1,696,754
Net income	—	—	—	—	42,899	—	42,899
Other comprehensive income (loss), net of tax	—	—	—	—	—	(61,484)	(61,484)
ESOP shares allocated or committed to be released	—	2,061	—	2,166	—	—	4,227
Compensation costs for equity incentive plans	—	2,349	—	—	—	—	2,349
Purchase of treasury stock (20,500 shares)	—	—	(378)	—	—	—	(378)
Treasury stock allocated to equity incentive plan	—	959	(2,756)	—	—	—	(1,797)
Dividends paid to common shareholders ($0.55 per common share)	—	—	—	—	(27,406)	—	(27,406)
Balance at March 31, 2020	$3,323	$1,739,523	$(767,723)	$(42,251)	$853,155	$(130,863)	$1,655,164
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Six Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,899	$40,463
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	6,576	5,704
Depreciation and amortization	14,488	10,618
Deferred income taxes	(182)	438
Provision (credit) for loan losses	3,000	(6,000)
Net gain on the sale of loans	(6,063)	(562)
Net gain on sale of commercial property	(4,257)	—
Other net losses	(513)	(108)
Proceeds from sales of loans held for sale	27,392	13,516
Loans originated for sale	(25,577)	(13,901)
Increase in bank owned life insurance contracts	(3,128)	(3,071)
Net increase in interest receivable and other assets	(7,748)	(2,772)
Net increase (decrease) in accrued expenses and other liabilities	15,650	(1,174)
Net cash provided by operating activities	62,537	43,151
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,969,056)	(1,185,602)
Principal repayments on loans	1,282,921	1,125,215
Proceeds from principal repayments and maturities of:
Securities available for sale	102,096	62,559
Proceeds from sale of:
Loans	300,042	45,319
Real estate owned	1,165	2,400
Premises, Equipment and Other Assets	23,512	—
Purchases of:
FHLB stock	(34,000)	—
Securities available for sale	(86,962)	(96,324)
Premises and equipment	(1,484)	(1,993)
Other	494	(622)
Net cash used in investing activities	(381,272)	(49,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	321,427	241,207
Net decrease in borrowers' advances for insurance and taxes	(10,103)	(14,166)
Net decrease in principal and interest owed on loans serviced	(4,187)	(1,929)
Net increase(decrease) in short-term borrowed funds	163,176	51,887
Proceeds from long-term borrowed funds	250,000	—
Repayment of long-term borrowed funds	(233,206)	(183,514)
Cash collateral/settlements received from (provided to) derivative counterparties	(101,417)	(66,360)
Purchase of treasury shares	(414)	(6,137)
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(1,797)	(917)
Dividends paid to common shareholders	(27,406)	(24,709)
Net cash provided by (used in) financing activities	356,073	(4,638)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,338	(10,535)
CASH AND CASH EQUIVALENTS—Beginning of period	275,143	269,775
CASH AND CASH EQUIVALENTS—End of period	$312,481	$259,240
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$74,937	$67,122
Cash paid for interest on borrowed funds	36,312	38,125
Cash paid for income taxes	1,649	9,647
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	1,751	2,531
Transfer of loans from held for investment to held for sale	295,790	45,102
Treasury stock issued for stock benefit plans	960	1,068
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of March 31, 2020, approximately 81% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at March 31, 2020, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
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
Effective October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent amendments related to the ASU (collectively, “Topic 606”). The core principle of the guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The adoption did not have a significant impact to the Company's consolidated financial statements, as such, a cumulative effect adjustment to the opening balance of retained earnings at adoption was not necessary. Neither the new standard, nor any of the related amendments, resulted in a material change from our current accounting for revenue because a significant amount of the Company’s revenue streams such as interest income, are not within the scope of Topic 606. Two of the Company's revenue streams within scope of Topic 606 are the sales of REO and deposit account and other transaction-based service fee income. Both streams are immaterial and therefore quantitative information regarding these streams is not disclosed.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing basic earnings per share, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance stock units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance stock units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At March 31, 2020 and 2019, respectively, the ESOP held 4,225,061 and 4,658,402 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended March 31,
	2020			2019
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$17,257			$20,130
Less: income allocated to restricted stock units	382			406
Basic earnings per share:
Income available to common shareholders	$16,875	275,835,243	$0.06	$19,724	275,359,201	$0.07
Diluted earnings per share:
Effect of dilutive potential common shares		2,266,086			1,983,954
Income available to common shareholders	$16,875	278,101,329	$0.06	$19,724	277,343,155	$0.07

	For the Six Months Ended March 31,
	2020			2019
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$42,899			$40,463
Less: income allocated to restricted stock units	798			536
Basic earnings per share:
Income available to common shareholders	$42,101	275,706,011	$0.15	$39,927	275,367,821	$0.14
Diluted earnings per share:
Effect of dilutive potential common shares		2,284,242			1,829,744
Income available to common shareholders	$42,101	277,990,253	$0.15	$39,927	277,197,565	$0.14

The following is a summary of outstanding stock options that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive. There were no restricted or performance stock units that are excluded because of anti-dilution for the periods presented.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Options to purchase shares	—	710,100	—	710,100

3.INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$526,522	$12,387	$(6)	$538,903
Fannie Mae certificates	6,290	291	—	6,581
Total	$532,812	$12,678	$(6)	$545,484

	September 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$544,042	$1,384	$(4,384)	$541,042
Fannie Mae certificates	6,563	259	—	6,822
Total	$550,605	$1,643	$(4,384)	$547,864

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at March 31, 2020 and September 30, 2019, were as follows:

	March 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$2,019	$4	$2,069	$2	$4,088	$6

	September 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$95,751	$488	$292,643	$3,896	$388,394	$4,384

We believe the unrealized losses on investment securities were attributable to market interest rate increases. The contractual terms of U.S. government and agency obligations do not permit the issuer to settle the security at a price less than the par value of the investment. The contractual cash flows of mortgage-backed securities are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. REMICs are issued by or backed by securities issued by these governmental agencies. It is expected that the securities would not be settled at a price substantially less than the amortized cost of the investment. The U.S. Treasury Department established financing agreements in 2008 to ensure Fannie Mae and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.
Since the decline in value is attributable to changes in market interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	March 31, 2020	September 30, 2019
Real estate loans:
Residential Core	$11,148,838	$10,903,024
Residential Home Today	80,401	84,942
Home equity loans and lines of credit	2,316,519	2,174,961
Construction	52,569	52,332
Real estate loans	13,598,327	13,215,259
Other loans	2,700	3,166
Add (deduct):
Deferred loan expenses, net	44,941	41,976
Loans in process	(27,127)	(25,743)
Allowance for loan losses	(44,387)	(38,913)
Loans held for investment, net	$13,574,454	$13,195,745
At March 31, 2020 and September 30, 2019, respectively, $2,337 and $3,666 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of March 31, 2020 and September 30, 2019, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio was 57% as of both dates and the percentage held in Florida was 16% as of both dates. As of March 31, 2020 and September 30, 2019, home equity loans and lines of credit were concentrated in Ohio (30% and 31%), Florida (19% as of both dates), and California (16% as of both dates).
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
The Company currently offers home equity lines of credit that include monthly principal and interest payments throughout the entire term. Home equity lines of credit originated prior to June 2010 require interest only payments for ten years, with an option to extend the interest only and draw period another ten years. Once the draw period has expired the accounts are included in the home equity loan balance. The recorded investment in interest only loans comprised solely of equity lines of credit with balances of $1,211 and $8,231 at March 31, 2020 and September 30, 2019, respectively.
Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. FASB confirmed the foregoing regulatory agencies' view, that such short-term modifications (e.g., six months) made on a good-faith basis to borrowers who were current as of the implementation date of a relief program in response to COVID-19 are not TDRs. The regulatory agencies stated that performing loans granted payment deferrals due to COVID-19 in accordance with this interagency statement are not generally considered past due or non-accrual. The revised statement provides that eligible loan modifications related to COVID-19 may also be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. The Association has elected to apply the temporary suspension of TDR requirements provided by the revised interagency statement for eligible loan modifications. For loan modifications that are not eligible for the suspension offered by the revised interagency statement, the Association considers the CARES Act to evaluate loan modifications within its scope, or existing TDR evaluation policies if the modification does not fall within the scope of the CARES Act.
As of March 31, 2020, certain of our borrowers have experienced unemployment or reduced income as a result of the COVID-19 global pandemic and have requested some type of loan payment forbearance. Short-term forbearance plans offered to borrowers affected by COVID-19, which are not classified as troubled debt restructurings, totaled $35,954 at March 31, 2020, and is expected to increase in the future. Forbearance plans allow borrowers experiencing temporary financial hardship to defer a limited number of payments to a later point in time and are initially offered for a three-month period, which may be extended. Following a period of forbearance, missed payments are generally recovered through capitalization, portioning deferred payments over a number of months or extending the maturity date of the loan. Forbearance plans that are extended beyond six months will be evaluated for TDR classification. Per the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), none of these forbearance plans affect the delinquency, non-accrual, TDR or charge-off statistics as of March 31, 2020, however the potential for loan losses was considered in the determination of the allowance for loan losses as of March 31, 2020.
An aging analysis of the recorded investment in loan receivables that are past due at March 31, 2020 and September 30, 2019 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
March 31, 2020
Real estate loans:
Residential Core	$4,999	$3,525	$9,098	$17,622	$11,149,149	$11,166,771
Residential Home Today	2,737	987	2,830	6,554	73,502	80,056
Home equity loans and lines of credit	2,872	1,592	4,838	9,302	2,334,965	2,344,267
Construction	—	—	—	—	25,047	25,047
Total real estate loans	10,608	6,104	16,766	33,478	13,582,663	13,616,141
Other loans	—	—	—	—	2,700	2,700
Total	$10,608	$6,104	$16,766	$33,478	$13,585,363	$13,618,841

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2019
Real estate loans:
Residential Core	$6,824	$4,030	$7,674	$18,528	$10,900,173	$10,918,701
Residential Home Today	2,629	1,685	2,623	6,937	77,677	84,614
Home equity loans and lines of credit	3,029	1,158	5,797	9,984	2,191,998	2,201,982
Construction	—	—	—	—	26,195	26,195
Total real estate loans	12,482	6,873	16,094	35,449	13,196,043	13,231,492
Other loans	—	—	—	—	3,166	3,166
Total	$12,482	$6,873	$16,094	$35,449	$13,199,209	$13,234,658
At March 31, 2020 and September 30, 2019, real estate loans include $8,150 and $7,543, respectively, of loans that were in the process of foreclosure. Pursuant to the CARES Act, new foreclosure proceedings are not being initiated. Existing foreclosures are following the guidance set forth within the CARES Act.
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

	March 31, 2020	September 30, 2019
Real estate loans:
Residential Core	$32,960	$37,052
Residential Home Today	11,231	12,442
Home equity loans and lines of credit	13,654	21,771
Total non-accrual loans	$57,845	$71,265

At March 31, 2020 and September 30, 2019, respectively, the recorded investment in non-accrual loans includes $41,079 and $55,171 of loans which are performing according to the terms of their agreement, of which $23,283 and $25,895 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. The change in non-accrual from September 30, 2019 was partially impacted by the length of time TDRs with high debt-to-income ratios are retained in non-accrual status. TDRs with high debt-to-income ratios are placed in non-accrual status until they shown sustained payment performance.
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
The recorded investment in loan receivables at March 31, 2020 and September 30, 2019 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	March 31, 2020			September 30, 2019
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$80,281	$11,086,490	$11,166,771	$87,069	$10,831,632	$10,918,701
Residential Home Today	35,665	44,391	80,056	36,959	47,655	84,614
Home equity loans and lines of credit	44,095	2,300,172	2,344,267	46,445	2,155,537	2,201,982
Construction	—	25,047	25,047	—	26,195	26,195
Total real estate loans	160,041	13,456,100	13,616,141	170,473	13,061,019	13,231,492
Other loans	—	2,700	2,700	—	3,166	3,166
Total	$160,041	$13,458,800	$13,618,841	$170,473	$13,064,185	$13,234,658

An analysis of the allowance for loan losses at March 31, 2020 and September 30, 2019 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	March 31, 2020			September 30, 2019
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$7,077	$10,290	$17,367	$7,080	$12,673	$19,753
Residential Home Today	2,428	2,642	5,070	2,422	1,787	4,209
Home equity loans and lines of credit	4,152	17,793	21,945	4,003	10,943	14,946
Construction	—	5	5	—	5	5
Total real estate loans	$13,657	$30,730	$44,387	$13,505	$25,408	$38,913

At March 31, 2020 and September 30, 2019, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with an indication of further deterioration in the fair value of the property not yet supported by a full review and collateral evaluation. All other individually evaluated loans received a charge-off, if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At March 31, 2020 and September 30, 2019, respectively, allowances on individually reviewed loans evaluated for impairment (IVAs) included those based on the present value of cash flows, such as performing TDRs, were $13,580 and $13,399, and allowances on loans with further deteriorations in the fair value of the property not yet supported by a full review were $77 and $106.
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. While the Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio, it could be affected by the duration and depth of the impact from COVID-19 . The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains adjustable-rate mortgage loans whereby the interest rate is locked initially for mainly three or five years then resets annually, subject to various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial one, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the residential core portfolio was $5,202,983 and $5,063,010 at March 31, 2020 and September 30, 2019, respectively.
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At March 31, 2020 and September 30, 2019, respectively, approximately 12% and 14% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 76.5%. Appropriate adjustments have been made to the Company’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Company's total owned residential portfolio covered by mortgage insurance provided by PMIC as of March 31, 2020 and September 30, 2019, respectively, was $23,069 and $26,191, of which $21,422 and $24,198 was current. The amount of loans in the Company's total owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of March 31, 2020 and September 30, 2019, respectively, was $14,815 and $17,345, of which $14,681 and $17,232 was current. As of March 31, 2020, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claim payments in accordance with its contractual obligations and the Company has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
Home equity loans and lines of credit, which are comprised primarily of home equity lines of credit, represent a significant portion of the residential real estate portfolio. On home equity lines of credit originated prior to 2012, subsequent deterioration in economic and housing market conditions may impact a borrower's ability to afford the higher payments required during the end of draw repayment period that follows the period of interest only payments, or the ability to secure alternative financing. Beginning in 2013, the terms on new home equity lines of credit included monthly principal and interest payments throughout the entire term to minimize the potential payment differential between the draw and after draw periods. The impact of COVID-19 on employment, the general economy and, potentially, housing prices may adversely affect credit performance within the home equity loans and lines of credit portfolio.
The Company originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Company’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Company offers construction/permanent loans with fixed or adjustable-rates, and a current maximum loan-to-completed-appraised value ratio of 70%. Prior to March 26, 2020 the maximum loan to completed-appraised value ratio was 85%.
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
The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of March 31, 2020 and September 30, 2019, are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees and expenses.

	March 31, 2020			September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$41,096	$55,580	$—	$44,122	$59,538	$—
Residential Home Today	11,999	30,606	—	12,764	31,958	—
Home equity loans and lines of credit	15,718	20,616	—	18,528	23,935	—
Total	$68,813	$106,802	$—	$75,414	$115,431	$—
With an IVA recorded:
Residential Core	$39,185	$39,265	$7,077	$42,947	$43,042	$7,080
Residential Home Today	23,666	23,645	2,428	24,195	24,178	2,422
Home equity loans and lines of credit	28,377	28,379	4,152	27,917	27,924	4,003
Total	$91,228	$91,289	$13,657	$95,059	$95,144	$13,505
Total impaired loans:
Residential Core	$80,281	$94,845	$7,077	$87,069	$102,580	$7,080
Residential Home Today	35,665	54,251	2,428	36,959	56,136	2,422
Home equity loans and lines of credit	44,095	48,995	4,152	46,445	51,859	4,003
Total	$160,041	$198,091	13,657	$170,473	$210,575	$13,505

At March 31, 2020 and September 30, 2019, respectively, the recorded investment in impaired loans includes $148,259 and $157,408 of loans restructured in TDRs of which $8,211 and $8,435 are 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended March 31,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$42,456	$375	$49,934	$341
Residential Home Today	12,118	52	15,287	52
Home equity loans and lines of credit	16,172	87	22,292	120
Total	$70,746	$514	$87,513	$513
With an IVA recorded:
Residential Core	$38,781	$305	$42,446	$397
Residential Home Today	23,910	277	24,690	297
Home equity loans and lines of credit	28,210	171	26,713	173
Total	$90,901	$753	$93,849	$867
Total impaired loans:
Residential Core	$81,237	$680	$92,380	$738
Residential Home Today	36,028	329	39,977	349
Home equity loans and lines of credit	44,382	258	49,005	293
Total	$161,647	$1,267	$181,362	$1,380

	For the Six Months Ended March 31,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$42,609	$740	$50,857	$801
Residential Home Today	12,382	100	15,531	124
Home equity loans and lines of credit	17,123	181	22,089	224
Total	$72,114	$1,021	$88,477	$1,149
With an IVA recorded:
Residential Core	$41,066	$601	$41,507	$1,156
Residential Home Today	23,931	558	24,989	593
Home equity loans and lines of credit	28,147	337	26,439	627
Total	$93,144	$1,496	$92,935	$2,376
Total impaired loans:
Residential Core	$83,675	$1,341	$92,364	$1,957
Residential Home Today	36,313	658	40,520	717
Home equity loans and lines of credit	45,270	518	48,528	851
Total	$165,258	$2,517	$181,412	$3,525

Interest on loans in non-accrual status is recognized on a cash basis. The amount of interest income on impaired loans recognized using a cash basis method was $297 and $573 for the three and six months ended March 31, 2020 and $347 and $739 for the three and six ended March 31, 2019, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. Interest income on the remaining impaired loans is recognized on an accrual basis.

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
Residential mortgage loans and construction loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the six months months ended March 31, 2020 and March 31, 2019.
Initial concessions granted by loans restructured as TDRs may include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also may occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company. The recorded investment in TDRs by category as of March 31, 2020 and September 30, 2019 is shown in the tables below.

March 31, 2020	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$33,879	$23,871	$17,180	$74,930
Residential Home Today	15,580	16,120	3,175	34,875
Home equity loans and lines of credit	32,453	3,223	2,778	38,454
Total	$81,912	$43,214	$23,133	$148,259

September 30, 2019	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$35,829	$24,951	$19,494	$80,274
Residential Home Today	16,233	16,868	3,234	36,335
Home equity loans and lines of credit	34,459	3,115	3,225	40,799
Total	$86,521	$44,934	$25,953	$157,408

TDRs may be restructured more than once. Among other requirements, a subsequent restructuring may be available for a borrower upon the expiration of temporary restructuring terms if the borrower cannot return to regular loan payments. If the borrower is experiencing an income curtailment that temporarily has reduced their capacity to repay, such as loss of employment, reduction of work hours, non-paid leave or short-term disability, a temporary restructuring is considered. If the borrower lacks the capacity to repay the loan at the current terms due to a permanent condition, a permanent restructuring is considered. In evaluating the need for a subsequent restructuring, the borrower’s ability to repay is generally assessed utilizing a debt to income and cash flow analysis.
For all loans restructured during the three and six months ended March 31, 2020 and March 31, 2019 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.
The following tables set forth the recorded investment in TDRs restructured during the periods presented.

	For the Three Months Ended March 31, 2020
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$1,714	$354	$452	$2,520
Residential Home Today	322	581	273	1,176
Home equity loans and lines of credit	447	72	35	554
Total	$2,483	$1,007	$760	$4,250

	For the Three Months Ended March 31, 2019
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$2,713	$2,921	$649	$6,283
Residential Home Today	172	1,447	180	1,799
Home equity loans and lines of credit	2,121	700	73	2,894
Total	$5,006	$5,068	$902	$10,976

	For the Six Months Ended March 31, 2020
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$2,513	$2,024	$779	$5,316
Residential Home Today	587	1,330	311	2,228
Home equity loans and lines of credit	697	446	274	1,417
Total	$3,797	$3,800	$1,364	$8,961

	For the Six Months Ended March 31, 2019
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$5,479	$2,923	$1,571	$9,973
Residential Home Today	444	1,447	305	2,196
Home equity loans and lines of credit	5,655	700	273	6,628
Total	$11,578	$5,070	$2,149	$18,797

Below summarizes the information on TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended March 31,
	2020		2019
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	18	$2,265	16	$2,661
Residential Home Today	12	557	21	895
Home equity loans and lines of credit	7	640	11	731
Total	37	$3,462	48	$4,287

	For the Six Months Ended March 31,
	2020		2019
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	18	$2,265	16	$2,661
Residential Home Today	13	612	22	928
Home equity loans and lines of credit	8	664	11	731
Total	39	$3,541	49	$4,320

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

	Pass	Special Mention	Substandard	Loss	Total
March 31, 2020
Real estate loans:
Residential Core	$11,124,008	$4,118	$38,645	$—	$11,166,771
Residential Home Today	67,244	—	12,812	—	80,056
Home equity loans and lines of credit	2,323,289	4,815	16,163	—	2,344,267
Construction	25,047	—	—	—	25,047
Total real estate loans	$13,539,588	$8,933	$67,620	$—	$13,616,141

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2019
Real estate loans:
Residential Core	$10,869,597	$4,348	$44,756	$—	$10,918,701
Residential Home Today	70,631	—	13,983	—	84,614
Home equity loans and lines of credit	2,175,341	2,588	24,053	—	2,201,982
Construction	26,195	—	—	—	26,195
Total real estate loans	$13,141,764	$6,936	$82,792	$—	$13,231,492

At March 31, 2020 and September 30, 2019, respectively, the recorded investment of impaired loans includes $96,976 and $90,295 of TDRs individually evaluated for impairment that have adequately performed under the terms of the restructuring and are classified as Pass loans. At March 31, 2020 and September 30, 2019, respectively, there were $4,555 and $2,614 of loans classified Substandard and $8,933 and $6,936 of loans designated Special Mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment. Of the $8,933 of loans classified Special Mention at March 31, 2020, $4,118 are residential mortgage loans purchased which were current and performing at the time of purchase. These loans are designated Special Mention due to the absence of mortgage insurance coverage and potentially weaker repayment prospects when compared with the Company's originated residential Core Portfolio.

Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At March 31, 2020 and September 30, 2019, no other loans were graded as non-performing.

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended March 31, 2020
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$18,312	$(837)	$(472)	$364	$17,367
Residential Home Today	4,232	407	(229)	660	5,070
Home equity loans and lines of credit	14,744	6,429	(612)	1,384	21,945
Construction	4	1	—	—	5
Total real estate loans	$37,292	$6,000	$(1,313)	$2,408	$44,387

	For the Three Months Ended March 31, 2019
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$19,165	$(45)	$(299)	$766	$19,587
Residential Home Today	3,748	(1,012)	(85)	624	3,275
Home equity loans and lines of credit	19,021	(2,943)	(475)	1,817	17,420
Construction	4	—	—	—	4
Total real estate loans	$41,938	$(4,000)	$(859)	$3,207	$40,286

	For the Six Months Ended March 31, 2020
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$19,753	$(2,603)	$(957)	$1,174	$17,367
Residential Home Today	4,209	262	(588)	1,187	5,070
Home equity loans and lines of credit	14,946	5,341	(1,357)	3,015	21,945
Construction	5	—	—	—	5
Total real estate loans	$38,913	$3,000	$(2,902)	$5,376	$44,387

	For the Six Months Ended March 31, 2019
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$18,288	$864	$(542)	$977	$19,587
Residential Home Today	3,204	(695)	(326)	1,092	3,275
Home equity loans and lines of credit	20,921	(6,168)	(1,318)	3,985	17,420
Construction	5	(1)	—	—	4
Total real estate loans	$42,418	$(6,000)	$(2,186)	$6,054	$40,286

5.	LEASES
On October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and all related amendments which require lessees to recognize operating leases on the Consolidated Statements of Condition as lease assets (a right-of-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis. Prior to October 1, 2019, operating leases were not recorded on the Consolidated Statements of Condition. As permitted under ASC 842, the Company has made an accounting policy election to exempt leases with an initial term of twelve months or less from the Consolidated Statements of Condition recognition and to expense them over the lease term. As of March 31, 2020, the Company has no leases with an initial term of twelve months or less. The Company elected the practical expedient to account for lease and non-lease components as a single lease component for all classes of assets. The Company also elected the package of practical expedients that do not require reassessment of whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The Company also adopted ASU 2018-11, Leases (Topic 842) Targeted Improvements, and elected not to recast comparative periods in the period of adoption of ASU 2016-02. The adoption of ASU 2018-11 did not result in a cumulative effect adjustment to beginning retained earnings.
As a lessee, the Company enters into leases of buildings and land. The Company occupies certain banking branches and a disaster recovery site through non-cancellable operating leases with remaining terms ranging from less than one year to 17 years. The Company does not have financing leases. Most of the leases have fixed payment terms with annual fixed-escalation clauses. Certain leases have annual rent escalations based on subsequent year-to-year changes in the consumer price index. These year-to-year changes in the consumer price index are excluded from the calculation of right-of-use assets and lease liabilities and recognized as expense in the period in which they are incurred. Additionally, all variable lease costs that are not based on an index or rate, such as "common area maintenance" costs, are expensed as incurred. Most of the Company's leases include options to extend for periods that range from five to 10 years. The leases do not have early-termination options. The Company has not included term extensions in the calculation of the lease term, as the Company does not consider it reasonably certain that the options will be exercised. As the interest rate implicit in all of the Company's lease contracts is not readily determinable, the Company utilized its incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term on an amount equal to the total contractual lease payments in a similar economic environment. The incremental borrowing rate utilized for all the Company's leases is the FHLB Advance rate based on the lease term at commencement in determining the present value of lease payments.
Operating lease expenses for the three and six months ended March 31, 2020 totaled $1,274 and $2,569, respectively. Variable lease expenses for the three and six months ended March 31, 2020 totaled $316 and $653, respectively. During the three and six months ended March 31, 2020, the Company paid $1,268 and $2,532 in cash for amounts included in the measurement of lease liabilities. As of March 31, 2020, the Company has not entered into any material leases that have not yet commenced.

The following table summarizes information relating to the Company's operating leases as of March 31, 2020:

Right-of-use assets (a)	$17,821
Lease liabilities (b)	$18,174
Weighted Average Remaining Lease Term	6.24 years
Weighted Average Discount Rate	1.91%

(a) Included in other assets in the Consolidated Statements of Condition
(b) Included in accrued expenses and other liabilities in the Consolidated Statements of Condition
The following table summarizes the maturities of lease liabilities as of March 31, 2020:

Maturing in:	Amount
12 months or less	$4,918
13 to 24 months	3,885
25 to 36 months	3,127
37 to 48 months	2,239
49 to 60 months	1,581
over 60 months	3,672
Total minimum lease payments	19,422
Less imputed interest	1,248
Total lease liabilities	$18,174

The following table summarizes the future minimum payments as of September 30, 2019, prior to the date of adoption and as defined by previous lease accounting guidance, ASC 840, with non-cancellable operating lease terms expiring after September 30, 2019:

Maturing in:	Amount
12 months or less	$4,881
13 to 24 months	4,145
25 to 36 months	3,171
37 to 48 months	2,366
49 to 60 months	1,613
over 60 months	4,209
Total minimum lease payments	$20,385

6.	DEPOSITS
Deposit account balances are summarized as follows:

	March 31, 2020	September 30, 2019
Checking accounts	$899,729	$862,647
Savings accounts, excluding money market accounts	1,021,982	1,042,357
Money market accounts	483,127	441,843
Certificates of deposit	6,679,397	6,415,824
	9,084,235	8,762,671
Accrued interest	3,576	3,713
Total deposits	$9,087,811	$8,766,384

Brokered certificates of deposit (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $474,360 at March 31, 2020 and $507,800 at September 30, 2019. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at March 31, 2020 and September 30, 2019, the Association may accept brokered deposits without FDIC restrictions.
7.    BORROWED FUNDS
Federal Home Loan Bank borrowings at March 31, 2020 are summarized in the table below. The amount and weighted average rates of certain FHLB Advances maturing in 12 months or less reflect the net impact of deferred penalties discussed below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$3,514,917	1.12%
13 to 24 months	390	1.43%
25 to 36 months	1,657	0.96%
37 to 48 months	265,000	1.77%
49 to 60 months	275,000	1.69%
Over 60 months	20,010	1.67%
Total FHLB Advances	4,076,974	1.20%
Accrued interest	5,977
Total	$4,082,951

For the six month periods ending March 31, 2020 and March 31, 2019 net interest expense related to Federal Home Loan Bank short-term borrowings was $28,430 and $28,827, respectively.
Through the use of interest rate swaps discussed in Note 14. Derivative Instruments, $3,000,000 of FHLB advances included in the table above as maturing in 12 months or less, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

	Amount	Swap Adjusted Weighted Average Rate
Effective maturity:
12 months or less	$225,000	1.28%
13 to 24 months	675,000	1.58%
25 to 36 months	650,000	1.92%
37 to 48 months	200,000	1.97%
49 to 60 months	450,000	1.54%
Over 60 months	800,000	2.26%
Total FHLB Advances under swap contracts	$3,000,000	1.83%

During fiscal year 2016, $150,000 fixed-rate FHLB advances with remaining terms of approximately four years were prepaid and replaced with new four- and five-year interest rate swap arrangements. The unamortized deferred repayment penalties of $289 related to the $150,000 of restructuring are being recognized in interest expense over the remaining term of the swap contracts.

8.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	March 31, 2020				March 31, 2019
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$758	$(29,710)	$(21,847)	$(50,799)	$(8,527)	$25,092	$(14,804)	$1,761
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(21,567) and $(3,282)	9,253	(90,388)	—	(81,135)	3,381	(15,731)	—	(12,350)
Amounts reclassified, net of tax expense (benefit) of $285 and $(782)	—	619	452	1,071	—	(3,205)	264	(2,941)
Other comprehensive income (loss)	9,253	(89,769)	452	(80,064)	3,381	(18,936)	264	(15,291)
Balance at end of period	$10,011	$(119,479)	$(21,395)	$(130,863)	$(5,146)	$6,156	$(14,540)	$(13,530)

	For the Six Months Ended				For the Six Months Ended
	March 31, 2020				March 31, 2019
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(2,165)	$(44,915)	$(22,299)	$(69,379)	$(13,624)	$51,914	$(15,068)	$23,222
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(16,545) and $(8,440)	12,176	(74,416)	—	(62,240)	8,478	(40,231)	—	(31,753)
Amounts reclassified, net of tax expense (benefit) of $201 and $(1,329)	—	(148)	904	756	—	(5,527)	528	(4,999)
Other comprehensive income (loss)	12,176	(74,564)	904	(61,484)	8,478	(45,758)	528	(36,752)
Balance at end of period	$10,011	$(119,479)	$(21,395)	$(130,863)	$(5,146)	$6,156	$(14,540)	$(13,530)

The following table presents the reclassification adjustment out of accumulated other comprehensive income included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended March 31,		For the Six Months Ended March 31,		Line Item in the Consolidated Statement of Income
	2020	2019	2020	2019
Cash flow hedges:
Interest (income) expense	$784	$(4,057)	$(187)	$(6,996)	Interest expense
Net income tax effect	(165)	852	39	1,469	Income tax expense
Net of income tax expense (benefit)	619	(3,205)	(148)	(5,527)

Amortization of defined benefit plan:
Actuarial loss	572	334	1,144	668	(a)
Net income tax effect	(120)	(70)	(240)	(140)	Income tax expense
Net of income tax expense (benefit)	452	264	904	528

Total reclassifications for the period	$1,071	$(2,941)	$756	$(4,999)

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
The Company’s combined federal and state effective income tax rate was 14.6% and 22.9% for the six months ended March 31, 2020 and March 31, 2019, respectively. The decrease in the effective tax rate is primarily due to the passage of the CARES Act, which permits a carry back of net tax operating losses to years taxed at a higher rate and an increase in excess tax benefits associated with equity compensation during the six months ended March 31, 2020 compared to the six months ended March 31, 2019.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit (LIHTC). The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the six months ended March 31, 2020 and March 31, 2019.
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

The components of net periodic cost recognized in other non-interest expense in the unaudited Consolidated Statements of Income are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Interest cost	$700	$807	$1,399	$1,614
Expected return on plan assets	(1,163)	(1,146)	(2,326)	(2,292)
Amortization of net loss	572	334	1,144	668
Net periodic cost (benefit)	$109	$(5)	$217	$(10)

There were no required minimum employer contributions during the six months ended March 31, 2020. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2020.
11.    EQUITY INCENTIVE PLAN
In December 2019, 73,700 restricted stock units were granted to certain directors and officers of the Company and 51,800 performance stock units were granted to certain officers of the Company. The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Stock option expense	$134	$200	$322	$437
Restricted stock units expense	799	946	1,659	1,790
Performance share units expense	227	$—	368	—
Total stock-based compensation expense	$1,160	$1,146	$2,349	$2,227

At March 31, 2020, 3,701,900 shares were subject to options, with a weighted average exercise price of $13.77 per share and a weighted average grant date fair value of $2.59 per share. Expected future expense related to the 594,880 non-vested options outstanding as of March 31, 2020 is $277 over a weighted average period of 0.6 years. At March 31, 2020, 541,225 restricted stock units and 116,300 performance stock units with a weighted average grant date fair value of $15.60 and $17.42 per unit, respectively, are unvested. Expected future compensation expense relating to the 1,306,973 restricted stock units and 116,300 performance stock units outstanding as of March 31, 2020 is $3,139 over a weighted average period of 1.5 years and $1,245 over a weighted average period of 1.7 years, respectively. Each unit is equivalent to one share of common stock.
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

At March 31, 2020, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$469,041
Adjustable-rate mortgage loans	419,411
Equity loans and lines of credit	167,406
Total	$1,055,858

At March 31, 2020, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$2,386,619
Construction loans	27,127
Total	$2,413,746

At March 31, 2020, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $2,397,219.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At March 31, 2020 and September 30, 2019, there were no loans held for sale subject to pending agency contracts for which the fair value option was elected.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2020 and September 30, 2019, respectively, this includes $545,484 and $547,864 of investments in U.S. government obligations including highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At March 31, 2020 and September 30, 2019, there were $2,337 and $3,666, respectively, of loans held for sale carried at cost.
Impaired Loans—Impaired loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated for impairment and that impairment is measured using a fair value measurement, such as the fair value of the underlying collateral. Impairment is measured using a market approach based on the fair value of the collateral, less estimated costs to dispose, for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment. These conditions are described more fully in Note 4. Loans and Allowance for Loan Losses. To calculate impairment of collateral-dependent loans, the fair market values of the collateral, estimated using exterior appraisals in the majority of instances, are reduced by calculated estimated costs to dispose, derived from historical experience and recent market conditions. Any indicated impairment is recognized by a charge to the allowance for loan losses. Subsequent increases in collateral values or principal pay downs on loans with recognized impairment could result in an impaired loan being carried below its fair value. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. The recorded investment of loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The range and weighted average impact of estimated costs to dispose on fair values is determined at the time of impairment or when additional impairment is recognized and is included in quantitative information about significant unobservable inputs later in this note.
Loans held for investment that have been restructured in TDRs, are performing according to the restructured terms of the loan agreement and not evaluated based on collateral are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At March 31, 2020 and September 30, 2019, respectively, this included $98,475 and $98,875 in recorded investment of TDRs with related allowances for loss of $13,580 and $13,399.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at March 31, 2020 and September 30, 2019 were $2,728 and $2,163, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At March 31, 2020 and September 30, 2019, these adjustments were not significant to reported fair values. At March 31, 2020 and September 30, 2019, respectively, $2,275 and $987 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values, less estimated costs to dispose of these properties. Real estate owned, included in other assets in the Consolidated Statements of Condition, includes estimated costs to dispose of $309 and $146 related to properties measured at fair value and $762 and $1,322 of properties carried at their original or adjusted cost basis at March 31, 2020 and September 30, 2019, respectively.
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

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at March 31, 2020 and September 30, 2019 are summarized below. There were no liabilities carried at fair value on a recurring basis at either date.

		Recurring Fair Value Measurements at Reporting Date Using
	March 31, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$538,903	$—	$538,903	$—
Fannie Mae certificates	6,581	—	6,581	—
Derivatives:
Interest rate lock commitments	592	—	—	592
Total	$546,076	$—	$545,484	$592

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$541,042	$—	$541,042	$—
Fannie Mae certificates	6,822	—	6,822	—
Derivatives:
Interest rate lock commitments	44	—	—	44
Total	$547,908	$—	$547,864	$44
The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Beginning balance	$54	$77	$44	$(2)
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	538	64	548	143
Ending balance	$592	$141	$592	$141
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$592	$141	$592	$141

Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	March 31, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$61,489	$—	$—	$61,489
Real estate owned(1)	2,275	—	—	2,275
Total	$63,764	$—	$—	$63,764

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$71,492	$—	$—	$71,492
Real estate owned(1)	987	—	—	987
Total	$72,479	$—	$—	$72,479

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments include both mortgage origination applications and preapprovals. Preapprovals have a much lower closure rate than origination applications as reflected in the weighted average closure rate.

	Fair Value
	March 31, 2020	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Impaired loans, net of allowance	$61,489	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	30%	6.3%

Interest rate lock commitments	$592	Quoted Secondary Market pricing	Closure rate	0	-	100%	66.1%

	Fair Value
	September 30, 2019	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Impaired loans, net of allowance	$71,492	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	30%	6.1%

Interest rate lock commitments	$44	Quoted Secondary Market pricing	Closure rate	0	-	100%	65.6%

The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the Consolidated Statements of Condition.

	March 31, 2020
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$27,803	$27,803	$27,803	$—	$—
Interest earning cash equivalents	284,678	284,678	284,678	—	—
Investment securities available for sale	545,484	545,484	—	545,484	—
Mortgage loans held for sale	2,337	2,434	—	2,434	—
Loans, net:
Mortgage loans held for investment	13,571,754	13,814,208	—	—	13,814,208
Other loans	2,700	2,717	—	—	2,717
Federal Home Loan Bank stock	135,858	135,858	N/A	—	—
Accrued interest receivable	38,915	38,915	—	38,915	—
Cash collateral received from or held by counterparty	51,508	51,508	51,508	—	—
Derivatives	592	592	—	—	592
Liabilities:
Checking and passbook accounts	$2,404,838	$2,404,838	$—	$2,404,838	$—
Certificates of deposit	6,682,973	6,772,469	—	6,772,469	—
Borrowed funds	4,082,951	4,119,300	—	4,119,300	—
Borrowers’ advances for insurance and taxes	93,225	93,225	—	93,225	—
Principal, interest and escrow owed on loans serviced	28,722	28,722	—	28,722	—

	September 30, 2019
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$31,728	$31,728	$31,728	$—	$—
Interest earning cash equivalents	243,415	243,415	243,415	—	—
Investment securities available for sale	547,864	547,864	—	547,864	—
Mortgage loans held for sale	3,666	3,706	—	3,706	—
Loans, net:
Mortgage loans held for investment	13,192,579	13,716,398	—	—	13,716,398
Other loans	3,166	3,328	—	—	3,328
Federal Home Loan Bank stock	101,858	101,858	N/A	—	—
Accrued interest receivable	40,822	40,822	—	40,822	—
Cash collateral received from or held by counterparty	44,261	44,261	44,261	—	—
Derivatives	44	44	—	—	44
Liabilities:
Checking and passbook accounts	$2,346,847	$2,346,847	$—	$2,346,847	$—
Certificates of deposit	6,419,537	6,541,791	—	6,541,791	—
Borrowed funds	3,902,981	3,903,032	—	3,903,032	—
Borrowers’ advances for insurance and taxes	103,328	103,328	—	103,328	—
Principal, interest and escrow owed on loans serviced	32,909	32,909	—	32,909	—

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
14.    DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At March 31, 2020 and September 30, 2019, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 3.5 years and 3.7 years and weighted average fixed-rate interest payments of 1.83% and 1.92%, respectively.
Cash flow hedges are initially assessed for effectiveness using regression analysis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at March 31, 2020.
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at March 31, 2020 or September 30, 2019.
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

	March 31, 2020		September 30, 2019
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$50,000	$—	$825,000	$—
Other Liabilities	2,950,000	—	1,925,000	—
Total cash flow hedges: Interest rate swaps	$3,000,000	$—	$2,750,000	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$18,238	$592	$10,358	$44
Total interest rate lock commitments	$18,238	$592	$10,358	$44

The following tables present the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

		Three Months Ended		Six Months Ended
	Location of Gain or (Loss)	March 31,		March 31,
	Recognized in Income	2020	2019	2020	2019
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$(114,416)	$(19,912)	$(94,198)	$(50,925)
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	(784)	4,057	187	6,996

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$538	$64	$548	$143

The Company estimates that $36,116 of the amounts reported in AOCI will be reclassified as a debit to interest expense during the twelve months ending March 31, 2021.
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
15.    RECENT ACCOUNTING PRONOUNCEMENTS

Issued but not yet adopted as of March 31, 2020
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the existing incurred loss impairment methodology with a methodology that reflects the expected credit losses for the remaining life of the asset. This will require consideration of a broader range of information, including reasonably supportable forecasts, in the measurement of expected credit losses. The amendments expand disclosures of credit quality indicators, requiring disaggregation by year of origination (vintage). Additionally, credit losses on available for sale debt securities will be recognized as an allowance rather than a write-down, with reversals permitted as credit loss estimates decline. An entity will apply the amendments in this Update through a modified-retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt this guidance effective October 1, 2020. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief, which addresses stakeholders' concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. Management has formed a working group comprised of associates from across the Company including accounting, risk management, and finance. This group has begun assessing the required changes to the credit loss estimation methodologies and systems, as well as additional data and resources that may be required to comply with this standard. Although the Company is still evaluating CECL, adoption of the standard is expected to increase the overall allowance for loan losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining life of the loans. The actual effect on the allowance for loan losses at the adoption date will be dependent upon the nature of the characteristics of the portfolio as well as the macroeconomic conditions and forecasts at that date.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update add, remove and modify the disclosure requirements on fair value measurements in Topic 820. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this Update. The Company intends to adopt the amendments effective October 1, 2020. The Update is not expected to have a material impact on the Company's consolidated financial statements, or disclosures.
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
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Updates 2016-01, 2016-13 and 2017-12. The Company early adopted the amendments related to Updates 2016-01 and 2017-12 effective July 1, 2019. The amendments related to Update 2016-13 clarify the scope of the credit losses standard and address issues related to accrued interest and recoveries. The amendments are not expected to have a material impact on the Company's consolidated financial statements or disclosures. The Company intends to adopt the credit loss standard amendments concurrently with Update 2016-13 on October 1, 2020.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The guidance only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. Management is currently evaluating the Update and determining the impact on the Company's consolidated financial statements.
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
●
cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems; and

●	the impact of any wide-spread pandemic, including COVID-19, on our business, our customers, and the economy.

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
Since being organized in 1938, we grew to become, at the time of our initial public offering of stock in April 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with Having Fun.” Our values are reflected in the design and pricing of our loan and deposit products, as described below. Our values are further reflected in a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office was established and continues to be located and where the educational programs we have established and/or supported are located. We intend to continue to adhere to our primary values and to support our customers and the communities in which we operate, as we pursue our mission to help people achieve the dream of home ownership and financial security while creating value for our shareholders, our customers, our communities and our associates.
COVID-19 Pandemic. During the current quarter, the COVID-19 pandemic had a significant impact on our customers, associates and communities, which collectively impacts our shareholders. Our primary values and mission mentioned above have driven our responses related to COVID-19 and are summarized below.
Customers

•	The majority of branches are open, lobby hours shortened and appointments available after hours

•	Designated branch hours have been made available for vulnerable customers

•	Customer Care team has been fielding 1,500+ calls per day

•	Production teams are fully operational and processing a record high pipeline of loan applications

•
Customer relief provided in the form of: forbearance plans available for three months with an option for another three months, with multiple repayment options; the suspension of foreclosure program; waiving of late fees, overdraft fees and ATM fees

•	Mobile banking features have been expanded, including mobile deposit limits
Associates

•	Excluding customer facing associates, such as tellers in branches and some customer care representatives using corporate phone systems, over 75% of associates are able to work remotely

•	All associates working at branches and operations center are safely distanced and working in contained areas for safety

•	Medical benefit plan enhancements have been made to ensure COVID-19 coverage

•	An additional 10 days provided to associates for COVID-19 related absences

•	$50,000 added to Rhonda’s Kiss Associate Fund for family hardships
Communities

•	Third Federal Foundation helped launch the Greater Cleveland COVID-19 Rapid Response Fund to support those most in need ($6 million in funds raised to date)

•	Providing emergency funding to Slavic Village P-16 partners

•	Donated 300 N95 masks and hazmat suits to local hospitals

•	Allocated $50,000 to fund COVID-19 Emergency small dollar loans for Seniors
Shareholders

•	We are committed to paying an attractive dividend

•	Continued serving and lending to our customers in a responsible way

•	Strong credit quality and capital levels to support potential loan performance issues

•	Staying true to the Third Federal Values that have guided us throughout history (love, trust, respect, commitment to excellence, and fun)
Beyond working through the challenges COVID-19 presents to the organization and society, management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and diverse funding sources to support our growth; and (4) monitoring and controlling our operating expenses.
Controlling Our Interest Rate Risk Exposure. Historically, our greatest risk has been our exposure to changes in interest rates. When we hold longer-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding longer-term, fixed-rate mortgage assets primarily by maintaining regulatory capital in excess of levels required to be well capitalized, by promoting adjustable-rate loans and shorter-term fixed-rate loans, by marketing home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate, and by opportunistically extending the duration of our funding sources. The decision to extend the duration of some of our funding sources through interest rate swap contracts over the past few years has also caused additional interest rate risk exposure, as the current historical low market interest rates are lower than the rates in effect when the swap contracts were executed. This rate difference is reflected in the level of cash flow hedges included in accumulated other comprehensive loss.
Levels of Regulatory Capital
At March 31, 2020, the Company’s Tier 1 (leverage) capital totaled $1.76 billion, or 11.78% of net average assets and 21.13% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.50 billion, or 10.11% of net average assets and 18.11% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Six Months Ended March 31, 2020		For the Six Months Ended March 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$600,249	45.2%	$320,738	48.2%
Fixed-rate production:
Terms less than or equal to 10 years	115,289	8.7	40,143	6.0
Terms greater than 10 years	612,173	46.1	304,178	45.8
Total fixed-rate production	727,462	54.8	344,321	51.8
Total First Mortgage Loan Originations	$1,327,711	100.0%	$665,059	100.0%

	March 31, 2020		September 30, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of Residential Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$5,202,983	46.3%	$5,063,010	46.1%
Fixed-rate:
Terms less than or equal to 10 years	1,380,384	12.3	1,484,403	13.5
Terms greater than 10 years	4,645,872	41.4	4,440,553	40.4
Total fixed-rate	6,026,256	53.7	5,924,956	53.9
Total Residential Mortgage Loans Held For Investment	$11,229,239	100.0%	$10,987,966	100.0%
The following table sets forth the balances as of March 31, 2020 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2020	$120,747
2021	1,081,995
2022	1,306,581
2023	1,062,874
2024	419,291
2025	1,211,495
Total	$5,202,983
At March 31, 2020 and September 30, 2019, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $2.3 million and $3.7 million, respectively.

Loan Portfolio Yield
The following tables set forth the balance and interest yield as of March 31, 2020 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	March 31, 2020
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,380,384	10.1%	2.96%
Terms greater than 10 years	4,645,872	34.2%	3.99%
Total Fixed-Rate loans	6,026,256	44.3%	3.75%

ARMs	5,202,983	38.3%	3.16%
Home Equity Loans and Lines of Credit	2,316,519	17.0%	2.59%
Construction and Other Loans	55,269	0.4%	3.59%
Total Loans Receivable	$13,601,027	100.0%	3.33%

	March 31, 2020
	Balance	Fixed Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,409,755	$4,525,701	47.1%	3.67%
Florida	1,783,099	695,838	13.1%	3.45%
Other	3,036,385	804,717	22.3%	3.10%
Total Residential Mortgage Loans	11,229,239	6,026,256	82.5%	3.48%
Home Equity Loans and Lines of Credit
Ohio	686,604	55,011	5.1%	2.66%
Florida	441,711	33,838	3.2%	2.61%
California	382,065	21,432	2.8%	2.63%
Other	806,139	15,597	6.0%	2.49%
Total Home Equity Loans and Lines of Credit	2,316,519	125,878	17.1%	2.59%
Construction and Other Loans	55,269	55,269	0.4%	3.59%
Total Loans Receivable	$13,601,027	$6,207,403	100.0%	3.33%

Marketing Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate, which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. At March 31, 2020, the principal balance of home equity lines of credit totaled $1.95 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.

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
During the six months ended March 31, 2020, the balance of deposits increased $321.4 million, which was comprised of a $354.8 million increase in the balance of customer retail deposits, partially offset by a $33.4 million decrease in the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization). Additionally, during the six months ended March 31, 2020, we decreased the balance of our short-term advances from the FHLB of Cincinnati by $85 million; and added $250 million of new, four- to five-year advances from the FHLB of Cincinnati; and we added $250 million of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately four to seven years at inception. Interest rate swaps are discussed later in Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended March 31, 2020, these funding source modifications facilitated asset growth of $460.0 million and funded stock repurchases of $0.4 million, dividends of $27.4 million and scheduled repayments of long-term borrowed funds of $233.2 million.
Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a small portion of our long-term, fixed-rate mortgage loans in the secondary market. Prior to fiscal 2010, this strategy was used to a greater extent to manage our interest rate risk. At March 31, 2020, we serviced $1.74 billion of loans for others, of which $870 million was sold in the secondary market prior to fiscal 2010. While the sales of first mortgage loans remain strategically important for us, since fiscal 2010, they have played only a minor role in our management of interest rate risk. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part 1, Item 2. under the heading Liquidity and Capital Resources, and in Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, or an extended period of a flat or inverted yield curve market persists, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. Continuous analysis and evaluation updates will be important as we monitor the impact to our borrowers as a result of the COVID-19 global pandemic. At March 31, 2020, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. Per the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, the COVID-19 related forbearance plans will not generally affect the delinquency status of the loan and therefore will not undergo a specific review. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy are classified as TDRs. At March 31, 2020, $20.2 million of loans in Chapter 7 bankruptcy status with no other modification to terms were included in total TDRs. At March 31, 2020, the recorded investment in non-accrual status loans included $23.3 million of performing loans in Chapter 7 bankruptcy status, of which $21.8 million were also reported as TDRs.
In an effort to limit our credit risk exposure and improve the credit performance of new customers, since 2009, we have tightened our credit criteria in evaluating a borrower's ability to successfully fulfill its repayment obligation, revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums and eliminated certain product features (such as interest-only, adjustable-rate loans and loans above certain LTV ratios). The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflects the higher credit standards to which we have subjected all new originations. As of March 31, 2020, loans originated prior to 2009 had a balance of $718.1 million, of which $21.0 million, or 2.9%, were delinquent, while loans originated in 2009 and after had a balance of $12.90 billion, of which $12.5 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At March 31, 2020, approximately 57% and 16% of the combined total of our residential Core and construction loans held for investment and approximately 30% and 19% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and home equity loan originations for the six months ended March 31, 2020, 26.1% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern as the majority of these loans were originated under less stringent underwriting and credit standards than our residential Core portfolio. Although we no longer originate loans under this program and the principal balance in these loans had declined to $80.4 million at March 31, 2020, and constituted only 0.6% of our total “held for investment” loan portfolio balance, they comprised 16.9% and 19.6% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At March 31, 2020, approximately 95% and 5% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At March 31, 2020, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 8.2% and 8.9%, respectively. We attempted to manage our Home Today credit risk by requiring private mortgage insurance for some loans. At March 31, 2020, 12.4% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $80.1 million at March 31, 2020. Since the vast majority of Home Today loans were originated prior to March 2009 and we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, we have offered Fannie Mae eligible, Home Ready loans since fiscal 2016. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At March 31, 2020, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.11%. The Association's Tier 1 (leverage) capital ratio is lower at March 31, 2020 than its ratio at September 30, 2019, which was 10.54%, due primarily to a $57 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2019 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 39 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At March 31, 2020, deposits totaled $9.09 billion (including $474.4 million of brokered CDs), while borrowings totaled $4.08 billion and borrowers’ advances and servicing escrows totaled $121.9 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At March 31, 2020, these collateral pledge support arrangements provided the Association with the ability to immediately borrow an additional $1.6 billion from the FHLB of Cincinnati and $39.6 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the balance outstanding at March 31, 2020 was $4.37 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $111.8 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At March 31, 2020, our investment securities portfolio totaled $545.5 million. Finally, cash flows from operating activities have been a regular source of funds. During the six months ended March 31, 2020 and 2019, cash flows from operations provided $62.5 million and $43.2 million, respectively.
First mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more, and Home Ready) originated under Fannie Mae compliant procedures are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures, which are not eligible for sale to Fannie Mae. For loans that are not originated under Fannie Mae procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors. At March 31, 2020, $2.3 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale.” During the six months ended March 31, 2020, $26.6 million of agency-compliant Home Ready loans and $197.6 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans were sold to Fannie Mae. Additionally, $99.0 million of fixed-rate loans were sold in a single bulk sale to a private investor.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.31% for the six months ended March 31, 2020 and 1.40% for the six months ended March 31, 2019. As of March 31, 2020, our average assets per full-time employee and our average deposits per full-time employee were $14.9 million and $9.0 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average of deposits (exclusive of brokered CDs) held at our branch offices ($232.8 million per branch office as of March 31, 2020) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

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

•
effect of other external factors such as the COVID-19 pandemic, competition, market interest rate changes or legal and regulatory requirements including market conditions and regulatory directives that impact the entire financial services industry.

As a result of the COVID-19 global pandemic, some of our borrowers have experienced unemployment or reduced income and have requested some type of loan payment forbearance. Active short-term forbearance plans offered to borrowers affected by COVID-19, which are not classified as troubled debt restructurings, totaled $36.0 million at March 31, 2020, or 0.26% of total loans receivable at March 31, 2020, and $231.4 million at May 12, 2020, or 1.70% of total loans receivable at March 31, 2020, of which $204.7 million was related to first mortgage loans and $26.7 million was related to home equity loans and lines of credit. Forbearance plans allow borrowers to defer payments to a later point in time and are initially offered for a three-month period, which may be extended. At the end of the forbearance period, borrowers are provided options, such as capitalization, portioning deferred payments over a number of months or extending the maturity date of the loan, to repay the forbearance amount. Per the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), none of these forbearance plans affect the delinquency, non-accrual, TDR or charge-off statistics as of March 31, 2020, however the potential for loan losses was considered in the determination of the allowance for loan losses as of March 31, 2020.
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At March 31, 2020, the balance of such individual valuation allowances was $13.6 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and, if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Considering the review process and our suspension program, no allowance is deemed necessary for our unfunded commitments on this portfolio. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At March 31, 2020, we had a recorded investment of $2.34 billion in home equity loans and equity lines of credit outstanding, of which $4.8 million, or 0.2% were delinquent 90 days or more.
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

	March 31, 2020			December 31, 2019
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$17,367	39.1%	82.0%	$18,312	49.1%	82.5%
Residential Home Today	5,070	11.5	0.6	4,232	11.4	0.6
Home equity loans and lines of credit	21,945	49.4	17.0	14,744	39.5	16.5
Construction	5	—	0.4	4	—	0.4
Total allowance	$44,387	100.0%	100.0%	$37,292	100.0%	100.0%

	September 30, 2019			March 31, 2019
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$19,753	50.8%	82.5%	$19,587	48.7%	83.7%
Residential Home Today	4,209	10.8	0.6	3,275	8.1	0.7
Home equity loans and lines of credit	14,946	38.4	16.5	17,420	43.2	15.2
Construction	5	—	0.4	4	—	0.4
Total allowance	$38,913	100.0%	100.0%	$40,286	100.0%	100.0%

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other loans are considered immaterial, therefore neither was segregated.

	As of and For the Three Months Ended March 31,		As of and For the Six Months Ended March 31,
	2020	2019	2020	2019
	(Dollars in thousands)
Allowance balance (beginning of the period)	$37,292	$41,938	$38,913	$42,418
Charge-offs:
Real estate loans:
Residential Core
Ohio	472	128	746	371
Florida	—	86	196	86
Other	—	85	15	85
Total Residential Core	472	299	957	542
Residential Home Today
Ohio	229	85	588	326
Total Residential Home Today	229	85	588	326
Home equity loans and lines of credit
Ohio	254	229	498	519
Florida	241	55	593	500
California	—	—	—	22
Other	117	191	266	277
Total Home equity loans and lines of credit	612	475	1,357	1,318
Total charge-offs	1,313	859	2,902	2,186
Recoveries:
Real estate loans:
Residential Core	364	766	1,174	977
Residential Home Today	660	624	1,187	1,092
Home equity loans and lines of credit	1,384	1,817	3,015	3,985
Total recoveries	2,408	3,207	5,376	6,054
Net recoveries (charge-offs)	1,095	2,348	2,474	3,868
Provision (Credit) for loan losses	6,000	(4,000)	3,000	(6,000)
Allowance balance (end of the period)	$44,387	$40,286	$44,387	$40,286
Ratios:
Net recoveries (charge-offs) to average loans outstanding (annualized)	0.03%	0.07%	0.04%	0.06%
Allowance for loan losses to non-accrual loans at end of the period	76.73%	52.14%	76.73%	52.14%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.33%	0.31%	0.33%	0.31%
Net recoveries continued, totaling $2.5 million during the six months ended March 31, 2020 compared to $3.9 million during the six months ended March 31, 2019. We reported net recoveries for twelve out of the last thirteen quarters, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution.
Gross charge-offs increased slightly, but remained at relatively low levels, during the six months ended March 31, 2020 when compared to the six months ended March 31, 2019. We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of potential losses of those loans. Subject to the duration and depth of the impact from COVID-19, we expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended March 31, 2020, the total allowance for loan losses increased $7.1 million, to $44.4 million from $37.3 million at December 31, 2019, as we recorded a $6.0 million provision for loan losses which reflected the estimated impact from the COVID-19 outbreak, with most of the increase occurring in the home equity loans and lines of credit portfolio. Home equity loans and lines of credit generally have greater exposure to charge-off loss since they are usually in a second lien position and face a greater percentage of loss during periods of high unemployment and potential foreclosure in a period of declining home values. During the three months ended March 31, 2020, we recorded net recoveries of $1.1 million. The allowance for loan losses related to loans evaluated collectively increased by $6.9 million during the three months ended March 31, 2020, and the allowance for loan losses related to loans evaluated individually increased slightly. Refer to the "Activity in the Allowance for Loan Losses" and "Analysis of the Allowance for Loan Losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other loans segments, changes during the three months ended March 31, 2020 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The recorded investment of this segment increased 0.2%, or $18.0 million, and its total allowance decreased 5.2% or $0.9 million. The portion of allowance for this segment that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased $1.0 million, or 8.7%, from $11.3 million at December 31, 2019, to $10.3 million at March 31, 2020. The ratio of this portion of the allowance to the total balance of loans in this segment that were evaluated collectively, decreased 0.01% to 0.09% at March 31, 2020 from 0.10% at December 31, 2019. Total delinquencies decreased 1.3% to $17.6 million at March 31, 2020 from $17.9 million at December 31, 2019. Delinquencies greater than 90 days increased by 13.0% to $9.1 million at March 31, 2020 from $8.1 million at December 31, 2019. There were net charge-offs of $0.1 million for the quarter ended March 31, 2020 compared to net recoveries of $0.5 million during the quarter ended March 31, 2019. The decrease in the ratio of the allowance reflected the improvement of total delinquencies and the decreased exposure to payment shock from rising interest rates for our adjustable-rate mortgage customers when compared to the prior period. The credit profile of this portfolio segment remained strong during the quarter due to the addition of high credit quality residential first mortgage loans.

•
Residential Home Today – The recorded investment of this segment decreased 2.4%, or $2.3 million, as we are no longer originating loans under the Home Today program. The total allowance for this segment increased to $5.1 million at March 31, 2020, from $4.2 million at December 31, 2019. Similarly, the portion of allowance that was determined by evaluating groups of loans collectively increased to $2.6 million during the quarter ended March 31, 2020, from $1.8 million at December 31, 2019. The ratio of this portion of the allowance to the total balance of loans in this segment that were evaluated collectively, increased to 6.0% at March 31, 2020 from 3.9% at December 31, 2019. Total delinquencies decreased to $6.6 million at March 31, 2020 from $7.3 million at December 31, 2019. Delinquencies greater than 90 days decreased 11.5% to $2.8 million from $3.2 million at December 31, 2019. There were net recoveries of $0.4 million recorded during the current quarter compared to net recoveries of $0.5 million recorded during the quarter ended March 31, 2019. This allowance increased only slightly, reflecting increased COVID-19 exposure, but was tempered based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. Risk remains based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans.

•
Home Equity Loans and Lines of Credit – The recorded investment of this segment increased 4.3%, or $95.6 million, to $2.34 billion at March 31, 2020 from $2.25 billion at December 31, 2019. The total allowance for this segment increased 48.84% to $21.9 million from $14.7 million at December 31, 2019. During the quarter ended March 31, 2020, the portion of allowance for this segment that was determined by evaluating groups of loans collectively, increased by $7.0 million, or 64.9%, from $10.8 million to $17.8 million. The ratio of this portion of the allowance to the total balance of loans in this segment that were evaluated collectively increased 0.3% to 0.8% at March 31, 2020 from 0.5% at December 31, 2019. Total delinquencies for this portfolio segment increased 5.3% to $9.3 million at March 31, 2020 as compared to $8.8 million at December 31, 2019. Delinquencies greater than 90 days decreased 6.5% to $4.8 million at March 31, 2020 from $5.2 million at December 31, 2019. Net recoveries for this loan segment during the current quarter were less at $0.8 million as compared to $1.3 million for the quarter ended March 31, 2019. The increase in the allowance is mainly supported by the preliminary impact from the COVID-19 outbreak that has led to increased unemployment and deterioration in the overall macro-economic environment. The allowance reflects our consideration of the adverse impact that the pandemic will have on our borrowers' ability to meet their required payments, and as a result, the allowance for this loan segment notably increased.

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

	March 31, 2020		December 31, 2019		September 30, 2019		March 31, 2019
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,333,074		$6,378,193		$6,197,261		$6,026,509
Florida	1,779,467		1,769,129		1,748,816		1,741,571
Other	3,036,297		2,984,566		2,956,947		3,035,470
Total Residential Core	11,148,838	82.0%	11,131,888	82.5%	10,903,024	82.5%	10,803,550	83.7%
Residential Home Today
Ohio	76,681		78,866		81,081		86,258
Florida	3,632		3,724		3,771		4,062
Other	88		89		90		175
Total Residential Home Today	80,401	0.6	82,679	0.6	84,942	0.6	90,495	0.7
Home equity loans and lines of credit
Ohio	686,604		676,085		677,212		662,068
Florida	441,711		426,479		415,849		392,651
California	382,065		365,474		357,550		305,042
Other	806,139		753,342		724,350		605,819
Total Home equity loans and lines of credit	2,316,519	17.0	2,221,380	16.5	2,174,961	16.5	1,965,580	15.2
Total Construction	52,569	0.4	51,404	0.4	52,332	0.4	47,783	0.4
Other loans	2,700	—	2,900	—	3,166	—	2,793	—
Total loans receivable	13,601,027	100.0%	13,490,251	100.0%	13,218,425	100.0%	12,910,201	100.0%
Deferred loan expenses, net	44,941		43,785		41,976		40,177
Loans in process	(27,127)		(28,972)		(25,743)		(25,089)
Allowance for loan losses	(44,387)		(37,292)		(38,913)		(40,286)
Total loans receivable, net	$13,574,454		$13,467,772		$13,195,745		$12,885,003

At March 31, 2020, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $370.6 million in home equity loans (which included $232.0 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $19.9 million in bridge loans) and $1.95 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2020. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,449,646	$553,354	0.08%	60%	51%
Florida	681,809	342,645	0.03%	57%	52%
California	668,709	317,415	—%	62%	58%
Other (1)	1,532,360	732,492	0.02%	64%	60%
Total home equity lines of credit in draw period	4,332,524	1,945,906	0.03%	61%	55%
Home equity lines in repayment, home equity loans and bridge loans	370,613	370,613	1.13%	65%	45%
Total	$4,703,137	$2,316,519	0.21%	61%	53%
_________________

(1)	No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio and 5% of total loans.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2020. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At March 31, 2020, 34.3% of our home equity lending portfolio was either in a first lien position (18.6%), in a subordinate (second) lien position behind a first lien that we held (13.2%) or behind a first lien that was held by a loan that we originated, sold and now service for others (2.5%). At March 31, 2020, 13.7% of our home equity line of credit portfolio in the draw period was making only the minimum payment on the outstanding line balance.

The following table sets forth by calendar origination year, the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2020. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period (3)
2010 and Prior	$4,992	$1,211	—%	48%	39%
2013	40	18	—%	79%	53%
2014	90,502	26,765	—%	59%	40%
2015	176,779	64,670	0.06%	60%	43%
2016	369,139	144,638	0.19%	61%	47%
2017	795,496	354,922	0.06%	60%	51%
2018	1,095,604	534,847	0.01%	61%	56%
2019	1,443,054	697,169	0.01%	62%	61%
2020	356,918	121,666	—%	62%	62%
Total home equity lines of credit in draw period	4,332,524	1,945,906	0.03%	61%	55%
Home equity lines in repayment, home equity loans and bridge loans	370,613	370,613	1.13%	65%	45%
Total	$4,703,137	$2,316,519	0.21%	61%	53%
________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2020. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The following table sets forth by fiscal year when the draw period expires, the principal balance of home equity lines of credit in the draw period as of March 31, 2020, segregated by the current combined LTV range.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2020 (1)	$55,157	$460	$—	$—	$38	$55,655
2021	26,890	—	—	—	—	26,890
2022	27	—	—	—	—	27
2023	18	—	—	—	—	18
2024	16,996	71	—	1	—	17,068
2025	30,289	51	—	—	18	30,358
Post 2025	1,799,180	15,898	279	224	309	1,815,890
Total	$1,928,557	$16,480	$279	$225	$365	$1,945,906
_________________

(1)
Home equity lines of credit whose draw period ends in fiscal year 2020 include $1.1 million of lines where the customer has an interest only payment during the draw period. All other home equity lines of credit have an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of March 31, 2020.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$4,286,960	$1,928,557	99.1%	0.03%	61%	55%
80 - 89.9%	43,318	16,480	0.8%	0.13%	79%	81%
90 - 100%	1,092	279	—%	—%	88%	94%
> 100%	482	225	—%	—%	93%	124%
Unknown (1)	673	365	0.1%	—%	46%	(1)
	$4,332,525	$1,945,906	100.0%	0.03%	61%	55%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2020. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Delinquent Loans
The following tables set forth the recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency as of the dates indicated.

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
March 31, 2020
Real estate loans:
Residential Core
Ohio	$6,519	$5,639	$12,158
Florida	847	1,796	2,643
Other	1,158	1,663	2,821
Total Residential Core	8,524	9,098	17,622
Residential Home Today
Ohio	3,505	2,732	6,237
Florida	219	98	317
Total Residential Home Today	3,724	2,830	6,554
Home equity loans and lines of credit
Ohio	998	1,932	2,930
Florida	1,260	684	1,944
California	520	492	1,012
Other	1,686	1,730	3,416
Total Home equity loans and lines of credit	4,464	4,838	9,302
Total	$16,712	$16,766	$33,478

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
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
Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.12% of total net loans at March 31, 2020, December 31, 2019 and September 30, 2019 and were 0.16% at March 31, 2019. Total loans delinquent (i.e. delinquent 30 days or more) were 0.25% of total net loans at March 31, 2020 and December 31, 2019, 0.27% at September 30, 2019 and 0.32% at March 31, 2019.

Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	March 31, 2020	December 31, 2019	September 30, 2019	March 31, 2019
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$32,960	$33,310	$37,052	$41,126
Residential Home Today	11,231	11,551	12,442	14,202
Home equity loans and lines of credit	13,654	15,447	21,771	21,943
Total non-accrual loans (1)(2)	57,845	60,308	71,265	77,271
Real estate owned	2,728	2,813	2,163	2,898
Total non-performing assets	$60,573	$63,121	$73,428	$80,169
Ratios:
Total non-accrual loans to total loans	0.42%	0.45%	0.54%	0.60%
Total non-accrual loans to total assets	0.39%	0.41%	0.49%	0.54%
Total non-performing assets to total assets	0.40%	0.43%	0.50%	0.56%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$48,029	$48,047	$47,829	$51,072
Residential Home Today	24,720	24,878	24,651	25,354
Home equity loans and lines of credit	29,906	29,192	24,438	26,005
Total	$102,655	$102,117	$96,918	$102,431
_________________

(1)
At March 31, 2020, December 31, 2019, September 30, 2019, and March 31, 2019, the totals include $37.4 million, $40.8 million, $52.1 million, and $53.3 million, respectively, in TDRs, which are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because of a prior partial charge off, or because all borrowers have filed Chapter 7 bankruptcy, and not reaffirmed or been dismissed.

(2)
At March 31, 2020, December 31, 2019, September 30, 2019, and March 31, 2019 the totals include $8.2 million,$8.4 million, $8.4 million and $10.6 million in TDRs that are 90 days or more past due, respectively.

The gross interest income that would have been recorded during the six months ended March 31, 2020 and March 31, 2019 on non-accrual loans, if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period, was $4.0 million and $4.6 million, respectively. The interest income recognized on those loans included in net income for the six months ended March 31, 2020 and March 31, 2019 was $2.6 million and $2.8 million, respectively.
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

	March 31, 2020	December 31, 2019	September 30, 2019	March 31, 2019
	(Dollars in thousands)
Non-Accrual Loans	$57,845	$60,308	$71,265	$77,271
Accruing TDRs	102,655	102,118	96,917	102,431
Performing Impaired Loans	3,932	4,667	4,907	4,537
Less Loans Collectively Evaluated	(4,391)	(3,844)	(2,616)	(2,211)
Total Impaired loans	$160,041	$163,249	$170,473	$182,028
In response to the economic challenges facing many borrowers, we continue to restructure loans. Loan restructuring is a method used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers' loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on impairment measurement, see Note 4 to the Unaudited Interim Consolidated Financial Statements: LOANS AND ALLOWANCE FOR LOAN LOSSES. We had $148.3 million of TDRs (accrual and non-accrual) recorded at March 31, 2020. This was a decrease in the recorded investment of TDRs of $3.0 million, $9.1 million and $18.0 million from December 31, 2019, September 30, 2019 and March 31, 2019, respectively.
The following table sets forth the recorded investment in accrual and non-accrual TDRs, by the types of concessions granted as of March 31, 2020. Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company.

	Initial Restructurings	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$27,376	$14,476	$6,177	$48,029
Residential Home Today	13,746	9,726	1,248	24,720
Home equity loans and lines of credit	28,444	590	872	29,906
Total	$69,566	$24,792	$8,297	$102,655
Non-Accrual, Performing
Residential Core	$3,614	$8,172	$10,245	$22,031
Residential Home Today	1,244	4,949	1,745	7,938
Home equity loans and lines of credit	3,454	2,370	1,600	7,424
Total	$8,312	$15,491	$13,590	$37,393
Non-Accrual, Non-Performing
Residential Core	$2,889	$1,223	$758	$4,870
Residential Home Today	590	1,445	182	2,217
Home equity loans and lines of credit	555	263	306	1,124
Total	$4,034	$2,931	$1,246	$8,211
Total TDRs
Residential Core	$33,879	$23,871	$17,180	$74,930
Residential Home Today	15,580	16,120	3,175	34,875
Home equity loans and lines of credit	32,453	3,223	2,778	38,454
Total	$81,912	$43,214	$23,133	$148,259

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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates, including the impact of tax rate changes, such as those implemented by the Tax Cuts and Jobs Act signed into law in December 2017, and the impact of other tax law changes, such as those implemented by the CARES Act signed into law in March, 2020, that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At March 31, 2020, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at March 31, 2020, there is no guarantee that those assets, if any, will be recognizable in the future.
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

Comparison of Financial Condition at March 31, 2020 and September 30, 2019
Total assets increased $460.0 million, or 3%, to $15.00 billion at March 31, 2020 from $14.54 billion at September 30, 2019. This increase was primarily the result of new loan origination levels exceeding the total of loan sales and principal repayments, as well as increases in cash and cash equivalents, FHLB stock and other assets, partially offset by a decrease in premises, equipment and software.
Cash and cash equivalents increased $37.4 million, or 14%, to $312.5 million at March 31, 2020 from $275.1 million at September 30, 2019. We manage cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities, all of which are classified as available for sale, decreased $2.4 million, or less than 1%, to $545.5 million at March 31, 2020 from $547.9 million at September 30, 2019. Investment securities decreased as $87.0 million in purchases and a $15.4 million reduction of unrealized losses were exceeded by the combined effect of $102.1 million in principal paydowns and $2.7 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the six months ended March 31, 2020. There were no sales of investment securities during the six months ended March 31, 2020.
Loans held for investment, net, increased $378.7 million, or 3%, to $13.57 billion at March 31, 2020 from $13.20 billion at September 30, 2019. This increase was primarily from a $241.3 million, or 2%, increase in residential mortgage loans to $11.23 billion at March 31, 2020 from $10.99 billion at September 30, 2019. Additionally, there was a $141.6 million increase in the balance of home equity loans and lines of credit during the six months ended March 31, 2020, as new originations and additional draws on existing accounts exceeded repayments. During the six months ended March 31, 2020, $600.2 million of three- and five-year “SmartRate” loans were originated while $727.5 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These originations were offset by paydowns and fixed-rate loan sales. Between September 30, 2019 and March 31, 2020, the total fixed-rate portion of the first mortgage loan portfolio increased $101.3 million and was comprised of an increase of $205.3 million in the balance of fixed-rate loans with original terms greater than 10 years partially offset by a decrease of $104.0 million in the balance of fixed-rate loans with original terms of 10 years or less. During the six months ended March 31, 2020, we completed $323.2 million in loan sales, which included a $99.0 million long-term fixed-rate sale to a private investor, $26.6 million of agency-compliant Home Ready loans and $197.6 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans sold to Fannie Mae. During the six months ended March 31, 2020, $230.3 million of fixed-rate residential mortgage loans, originated and serviced by the Association and sold to an investor in a prior year, were purchased from that investor. Also, during the six months ended March 31, 2020, we purchased long-term, fixed-rate first mortgage loans which had a remaining unpaid principal balance of $8.0 million.

Commitments originated for home equity lines of credit and equity and bridge loans were $733.2 million for the six months ended March 31, 2020 compared to $718.6 million for the six months ended March 31, 2019. At March 31, 2020, pending commitments to originate new home equity lines of credit were $125.9 million and equity and bridge loans were $41.5 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The allowance for loan losses increased $5.5 million, or 14%, to $44.4 million at March 31, 2020 from $38.9 million at September 30, 2019. As a result of loan recoveries exceeding charge-offs, the Company reported net loan recoveries of $2.5 million for the six months ended March 31, 2020 as compared to net loan recoveries of $3.9 million for the six months ended March 31, 2019. However, while actual loan charge-offs and delinquencies remained low at March 31, 2020, some borrowers have experienced unemployment or reduced income as a result of the COVID-19 pandemic. While we continue to offer assistance to our borrowers which includes forbearance programs, factors related to potential loan performance as a result of COVID-19 triggered an increase in the provision for the most recent quarter. The provision for loan losses was $3.0 million for the six months ended March 31, 2020 as compared to a credit of $6.0 million for the six months ended March 31, 2019. Refer to Note 4. Loans and Allowance for Loan Losses for additional discussion.
The amount of FHLB stock owned increased $34.0 million to $135.9 million at March 31, 2020 from $101.9 million at September 30, 2020, as a result of FHLB stock ownership requirements.
Prepaid expenses and other assets increased $32.4 million to $120.4 million at March 31, 2020 from $88.0 million at September 30, 2019. This increase included a $17.8 million right of use asset related to the Company's operating leases due to the adoption of the recently issued accounting guidance on the treatment of leases. Additionally, there was a $16.5 million increase in the deferred tax asset and a $7.0 million increase in the initial margin requirement posted on interest rate swap contracts. Partially offsetting these increases was a $5.0 million decrease in prepaid taxes and a $2.5 million decrease in receivable due to the ESOP.
Deposits increased $321.4 million, or 4%, to $9.09 billion at March 31, 2020 from $8.77 billion at September 30, 2019. The increase in deposits resulted primarily from a $263.6 million increase in CDs, a $33.4 million increase in our high-yield checking accounts and a $24.0 million increase in our savings accounts (which included a $41.5 million increase in money market accounts in the state of Florida and a $17.5 million decrease in high yield savings accounts). We believe that our savings and checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at March 31, 2020 was $474.4 million, which was a decrease of $33.4 million during the six months ended March 31, 2020.
Borrowed funds, all from the FHLB of Cincinnati, increased $180.0 million, or 5%, to $4.08 billion at March 31, 2020 from $3.90 billion at September 30, 2019. Activity included $250.0 million of new 90-day advances that are hedged by equal notional amounts of new interest rate swaps with initial fixed-pay terms of four to seven years and $250.0 million of new long-term advances with terms of four to five years, offset by scheduled principal repayments of long-term advances and an $85.0 million decrease in the balance of short-term advances. The total balance of borrowed funds of $4.08 billion at March 31, 2020 consisted of overnight and short-term advances of $415.0 million, long-term advances of $662.3 million with a remaining weighted average maturity of approximately two years and short-term advances of $3.00 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 3.5 years. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately four to seven years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview and Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Total shareholders’ equity decreased $41.6 million, or 2%, to $1.66 billion at March 31, 2020 from $1.70 billion at September 30, 2019. This net decrease primarily reflected the positive effect of $42.9 million of net income offset by a combination of a $61.5 million decrease in accumulated other comprehensive loss, mainly the result of changes in market interest rates related to our interest rate swaps, $0.4 million of repurchases of outstanding common stock and $27.4 million of cash dividend payments. Adjustments of $6.6 million related to our stock compensation plan and ESOP further offset the decrease. As a result of a July 16, 2019 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns approximately 81% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$255,711	$771	1.21%	$215,094	$1,229	2.29%
Investment securities	—	—	—%	3,981	23	2.31%
Mortgage-backed securities	549,254	2,911	2.12%	565,256	3,471	2.46%
Loans (2)	13,489,277	115,203	3.42%	12,876,333	114,306	3.55%
Federal Home Loan Bank stock	104,944	641	2.44%	93,544	1,414	6.05%
Total interest-earning assets	14,399,186	119,526	3.32%	13,754,208	120,443	3.50%
Noninterest-earning assets	508,440			400,061
Total assets	$14,907,626			$14,154,269
Interest-bearing liabilities:
Checking accounts	$874,424	370	0.17%	$881,730	861	0.39%
Savings accounts	1,506,254	2,540	0.67%	1,379,163	2,898	0.84%
Certificates of deposit	6,672,273	34,573	2.07%	6,378,434	31,318	1.96%
Borrowed funds	3,887,648	17,005	1.75%	3,606,978	17,605	1.95%
Total interest-bearing liabilities	12,940,599	54,488	1.68%	12,246,305	52,682	1.72%
Noninterest-bearing liabilities	232,089			147,975
Total liabilities	13,172,688			12,394,280
Shareholders’ equity	1,734,938			1,759,989
Total liabilities and shareholders’ equity	$14,907,626			$14,154,269
Net interest income		$65,038			$67,761
Interest rate spread (1)(3)			1.64%			1.78%
Net interest-earning assets (4)	$1,458,587			$1,507,903
Net interest margin (1)(5)		1.81%			1.97%
Average interest-earning assets to average interest-bearing liabilities	111.27%			112.31%
Selected performance ratios:
Return on average assets (1)		0.46%			0.57%
Return on average equity (1)		3.98%			4.58%
Average equity to average assets		11.64%			12.43%
_________________

(1)	Annualized.

(2)	Loans include both mortgage loans held for sale and loans held for investment.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $2.8 million, or 14%, to $17.3 million for the quarter ended March 31, 2020 from $20.1 million for the quarter ended March 31, 2019. The decrease in net income was attributable to decreases in net interest income and an increase in the provision for loan losses, partially offset by increases in non-interest income and decreases in non-interest expenses and income tax expense.

Interest and Dividend Income. Interest and dividend income decreased $0.9 million, or 1%, to $119.5 million during the current quarter compared to $120.4 million during the same quarter in the prior year. The decrease in interest and dividend income resulted primarily from decreases in interest income on FHLB stock, mortgage-backed securities and interest earning cash equivalents partially offset by an increase in interest income from loans.
Interest income on FHLB stock decreased $0.8 million, or 55% to $0.6 million during the current three months compared to $1.4 million for the three months ended March 31, 2019. This decrease was attributed to a 361 basis point decrease in the average yield on FHLB stock partially offset by an $11.4 million increase in the average balance of FHLB stock to $104.9 million from $93.5 million for the same three months in the prior year. The decrease in the average yield was a result of the FHLB lowering the dividend yield on its stock to 2.5% as of March 31, 2020, in response to decreased market interest rates.
Interest income on mortgage-backed securities decreased $0.6 million to $2.9 million during the current three months compared to $3.5 million for the three months ended March 31, 2019. This decrease was attributed to a 34 basis point decrease in the average yield on mortgage-backed securities as well as a $16.0 million decrease in the average balance of mortgage-backed securities to $549.3 million for the current three months compared to $565.3 million during the same three months in the prior year.
Interest income on other interest earning cash equivalents decreased $0.4 million or 37%, to $0.8 million during the current three months compared to $1.2 million for the three months ended March 31, 2019. The decrease was attributed to a 108 basis point decrease in the average yield partially offset by a $40.6 million increase in the average balance of other interest earning cash equivalents to $255.7 million from $215.1 million for the same three months in the prior year.
Interest income on loans increased $0.9 million, or 1%, to $115.2 million during the current quarter compared to $114.3 million during the same quarter in the prior year. This change was partially attributed to a $612.9 million, or a 5%, increase in the average balance of loans to $13.49 billion for the quarter ended March 31, 2020 compared to $12.88 billion during the same quarter last year as new loan production exceeded repayments and loan sales. Partially offsetting the increase in the average balance was a 13 basis point decrease in the average yield to 3.42% for the current quarter from 3.55% for the same quarter last year as market interest rate decreases, particularly during March, 2020, have impacted loan yields, particularly home equity lending products that feature interest rates that reset based on the prime rate.
Interest Expense. Interest expense increased $1.8 million, or 3%, to $54.5 million during the current quarter compared to $52.7 million during the quarter ended March 31, 2019. The increase resulted primarily from an increase in interest expense on deposits partially offset by a decrease in interest expense on borrowed funds.
Interest expense on CDs increased $3.3 million, or 11%, to $34.6 million during the current quarter compared to $31.3 million during the quarter ended March 31, 2019. The increase was attributed to a $293.9 million, or 5%, increase in the average balance of CDs to $6.67 billion during the current quarter from $6.38 billion during the same quarter of the prior year combined with a 11 basis point increase in the average rate paid on CDs to 2.07% for the current quarter from 1.96% for the same quarter last year. Rates were adjusted on deposits in response to changes in the rates paid by our competition. Market interest rate decreases during March 2020 did not significantly impact the average rates paid on CDs during the quarter. The increase in deposits was used to fund our balance sheet growth and fund our capital management activities, mainly dividend payments.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, decreased $0.6 million, or 3%, to $17.0 million during the current quarter compared to $17.6 million during the quarter ended March 31, 2019. This decrease was mainly attributed to a 20 basis point decrease in the average rate paid on these funds to 1.75% for the current quarter from 1.95% for the same quarter last year as market interest rates have decreased between the two periods. Part of the decrease in the average rate was an unusual difference in the 90 day rate we pay to the FHLB and the 90 day LIBOR based rate we receive in our swap transactions. Normally these two rates essentially offset each other, but for a good part of March 2020, the receive rate was much higher than the pay rate, helping to reduce the average rate. Partially offsetting the decrease in the rate paid on borrowed funds was a $280.7 million, or 8%, increase in the average balance of borrowed funds to $3.89 billion during the current quarter from an average balance of $3.61 billion during the same quarter of the prior year. The use of interest rate swap contracts in prior periods to extend the duration and fix the interest rate cost of borrowed funds also limited the ability to further reduce interest expense on borrowed funds. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.

Net Interest Income. Net interest income decreased $2.8 million to $65.0 million during the current quarter when compared to $67.8 million for the three months ending March 31, 2019. While the average balances of interest-earning assets increased and the average cost of interest-bearing liabilities decreased when compared to the same periods last year, those factors were more than offset by a decrease in the yield on interest-earning assets and an increase in the average balance of deposits and borrowings. Our average interest earning assets during the current quarter increased $645.0 million, or 5%, when compared to the quarter ended March 31, 2019. The increase in average interest-earning assets was attributed primarily to the growth of the loan portfolio and to a lesser extent other interest earning cash equivalents and Federal Home Loan Bank stock, partially offset by a decrease in mortgage-backed and investment securities. Offsetting the increase in average interest earning assets was an 18 basis point decrease in the yield on those assets to 3.32% from 3.50%. Our interest rate spread decreased 14 basis points to 1.64% compared to 1.78% during the same quarter last year, reflecting the effect of the low interest rate environment. Our net interest margin decreased 16 basis points to 1.81% in the current quarter compared to 1.97% for the same quarter last year.
Provision for Loan Losses. We recorded a provision for loan losses of $6.0 million during the quarter ended March 31, 2020, compared to a credit for loan losses of $4.0 million during the quarter ended March 31, 2019. The provision for loan losses reflected the preliminary economic impact from the COVID-19 outbreak that has led to increased unemployment and deterioration in the overall macro-economic environment. We continue to monitor the effect unemployment will have on our borrowers and the broader market, including the longer term impact to the relative values of residential properties. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for loan losses previously provided. In the current quarter we recorded net recoveries of $1.1 million compared to net recoveries of $2.3 million in the quarter ended March 31, 2019. Loan loss provisions (credits) are recorded with the objective of aligning our allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $44.4 million, or 0.33% of total recorded investment in loans receivable, at March 31, 2020, compared to $40.3 million or 0.31% of total recorded investment in loans receivable at March 31, 2019. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-in-process. Refer to the Lending Activities section of the Overview and Note 4. Loans and Allowance for Loan Losses for further discussion.
Non-Interest Income. Non-interest income increased $4.0 million, or 82%, to $8.9 million during the current quarter compared to $4.9 million during the quarter ended March 31, 2019 mainly as a result of an increase in the net gain on sale of loans as well as an increase in the proceeds and benefits from bank owned life insurance. Gains on the sale of loans increased $2.7 million to $3.1 million compared to $0.4 million for the same quarter in the prior year as there were $114.7 million of loan sales during the current quarter compared to $38.1 million of loan sales during the quarter ended March 31, 2019, and lower market interest rates drove larger percentage gains on those fixed-rate loan sales.
Non-Interest Expense. Non-interest expense decreased $1.1 million, or 2%, to $49.6 million during the current quarter compared to $50.7 million during the quarter ended March 31, 2019. The decrease resulted primarily from a decline in marketing expenses partially offset by an increase in salaries and employee benefits. Marketing expenditures decreased $2.7 million during the current quarter as compared to the quarter ended March 31, 2019 and was attributed to the timing of media campaigns supporting our lending activities, as marketing was temporarily reduced following the COVID-19 outbreak. The $1.1 million increase in compensation expense was mainly due to an increase in associate salaries when compared to the same period in the prior year.
Income Tax Expense. The provision for income taxes was $1.2 million during the current quarter compared to $5.8 million during the quarter ended March 31, 2019. The provision for the current quarter included $0.7 million of federal income tax provision and $0.5 million of state income tax provision. The provision for the quarter ended March 31, 2019 included $5.3 million of federal income tax provision and $0.5 million of state income tax provision. Our effective federal tax rate was 3.6% during the current quarter and 20.9% during the quarter ended March 31, 2019. The decline in our federal tax expense and our federal effective rate is due to lower pre-tax income as well as the impact of the CARES Act, which permits a carry back of net tax operating losses to years taxed at higher rates, resulting in a current quarter tax benefit of $2.8 million.

Comparison of Operating Results for the Six Months Ended March 31, 2020 and 2019
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Six Months Ended			Six Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$242,849	$1,720	1.42%	$220,421	$2,487	2.26%
Investment securities	—	—	—%	3,976	47	2.36%
Mortgage-backed securities	547,491	5,775	2.11%	551,153	6,571	2.38%
Loans (2)	13,365,570	230,428	3.45%	12,874,052	226,797	3.52%
Federal Home Loan Bank stock	103,401	1,655	3.20%	93,544	2,829	6.05%
Total interest-earning assets	14,259,311	239,578	3.36%	13,743,146	238,731	3.47%
Noninterest-earning assets	498,820			393,073
Total assets	$14,758,131			$14,136,219
Interest-bearing liabilities:
Checking accounts	$871,198	853	0.20%	$890,262	1,609	0.36%
Savings accounts	1,498,164	5,564	0.74%	1,332,853	5,076	0.76%
Certificates of deposit	6,589,024	69,382	2.11%	6,365,386	61,154	1.92%
Borrowed funds	3,816,909	34,556	1.81%	3,610,605	35,319	1.96%
Total interest-bearing liabilities	12,775,295	110,355	1.73%	12,199,106	103,158	1.69%
Noninterest-bearing liabilities	252,546			170,239
Total liabilities	13,027,841			12,369,345
Shareholders’ equity	1,730,290			1,766,874
Total liabilities and shareholders’ equity	$14,758,131			$14,136,219
Net interest income		$129,223			$135,573
Interest rate spread (1)(3)			1.63%			1.78%
Net interest-earning assets (4)	$1,484,016			$1,544,040
Net interest margin (1)(5)		1.81%			1.97%
Average interest-earning assets to average interest-bearing liabilities	111.62%			112.66%
Selected performance ratios:
Return on average assets (1)		0.58%			0.57%
Return on average equity (1)		4.96%			4.58%
Average equity to average assets		11.72%			12.50%
_________________

(1)	Annualized.

(2)	Loans include both mortgage loans held for sale and loans held for investment.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $2.4 million to $42.9 million for the six months ended March 31, 2020 compared to $40.5 million for the six months ended March 31, 2019. The increase in net income was attributable to a gain from the sale of commercial properties as well as an increase in the gain on sale of loans combined with lower operating and income tax expenses. Partially offsetting the positive increases was a decline in net interest income and an increase in the provision for loan losses.
Interest and Dividend Income. Interest and dividend income increased $0.9 million, or less than 1%, to $239.6 million during the six months ended March 31, 2020 compared to $238.7 million during the same six months in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans partially offset by declines in interest income on FHLB stock, interest earning cash equivalents and mortgage-backed securities.
Interest income on loans increased $3.6 million, or 2%, to $230.4 million for the six months ended March 31, 2020 compared to $226.8 million for the six months ended March 31, 2019. This increase was attributed mainly to a $491.5 million increase in the average balance of loans to $13.37 billion for the current six months compared to $12.87 billion during the same six months in the prior year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was partially offset by a seven basis point decrease in the average yield on loans to 3.45% for the six months ended March 31, 2020 from 3.52% for the same six months in the prior year. Overall, market interest rate fluctuations during the year have reduced our loan yields, particularly on home equity lending products that feature interest rates that reset based on the prime rate.
Interest income on FHLB stock decreased $1.1 million, or 39%, to $1.7 million during the current six months compared to $2.8 million for the six months ended March 31, 2019. This decrease was attributed to a 285 basis point decrease in the average yield on FHLB stock partially offset by an $9.9 million increase in the average balance of FHLB stock to $103.4 million compared to $93.5 million for the same six months in the prior year.
Interest income on other interest earning cash equivalents decreased $0.8 million or 31%, to $1.7 million during the current six months compared to $2.5 million for the six months ended March 31, 2019. The decrease was attributed to a 84 basis point decrease in the average yield partially offset by a $22.4 million increase in the average balance of other interest earning cash equivalents to $242.8 million from $220.4 million for the same six months in the prior year.
Interest income on mortgage-backed securities decreased $0.8 million, or 12%, to $5.8 million during the current six months compared to $6.6 million during the six months ended March 31, 2019. This decrease was attributed to a 27 basis point decrease in the average yield on mortgage-backed securities as well as a $3.7 million decrease in the average balance of mortgage-backed securities to $547.5 million for the current six months compared to $551.2 million during the same six months in the prior year.
Interest Expense. Interest expense increased $7.2 million, or 7%, to $110.4 million during the current six months compared to $103.2 million during the six months ended March 31, 2019. The increase resulted primarily from an increase in interest expense on deposits partially offset by a decline in interest expense on borrowed funds.
Interest expense on CDs increased $8.2 million, or 13%, to $69.4 million during the six months ended March 31, 2020 compared to $61.2 million during the six months ended March 31, 2019. The increase was attributed primarily to a 19 basis point increase in the average rate we paid on CDs to 2.11% during the current six months from 1.92% during the same six months last year. In addition, there was a $223.6 million, or 4%, increase in the average balance of CDs to $6.59 billion from $6.37 billion during the same six months of the prior year. Interest expense on savings and checking accounts increased $0.5 million and decreased $0.7 million, respectively, to $5.6 million and $0.9 million during the six months ended March 31, 2020, compared to $5.1 million and $1.6 million for the same six month period of the prior year. Rates were adjusted on deposits in response to changes in market interest rates as well as to changes in the rates paid by our competitors. The increase in deposits was used, in combination with an increase in borrowings, to fund our balance sheet growth and our capital management activities, including share repurchases and dividend payments.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, decreased $0.7 million, or 2%, to $34.6 million during the six months ended March 31, 2020 from $35.3 million during the six months ended March 31, 2019. The decrease was attributed to a 15 basis point decrease in the average rate paid for these funds to 1.81%, during the six months ended March 31, 2020 from 1.96% for the six months ended March 31, 2019. Partially offsetting the decrease in the rate paid on borrowed funds was a $206.3 million, or 6%, increase in the average balance of borrowed funds to $3.82 billion during the current six months from $3.61 billion during the same six months of the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.

Net Interest Income. Net interest income decreased $6.4 million, or 5%, to $129.2 million during the six months ended March 31, 2020 from $135.6 million during the six months ended March 31, 2019. Average interest-earning assets increased during the current six months by $516.2 million, or 4%, when compared to the six months ended March 31, 2019. The increase in average assets was attributed primarily to the growth of our loan portfolio and to a lesser extent FHLB stock and other interest earning cash equivalents. The increase in average interest earning assets was partially offset by an 11 basis point decrease in the yield on those assets to 3.36% from 3.47%. However, average interest-bearing liabilities increased by $576.2 million and experienced a four basis point increase in cost, as our interest rate spread decreased 15 basis points to 1.63% compared to 1.78% during the same six months last year reflecting the challenging interest rate environment. Our net interest margin was 1.81% for the current six months and 1.97% for the same six months in the prior year.
Provision (Credit) for Loan Losses. We recorded a provision for loan losses of $3.0 million during the six months ended March 31, 2020 and a $6.0 million credit for loan losses during the six months ended March 31, 2019. In the current six months, we recorded net recoveries of $2.5 million, as compared to net recoveries of $3.9 million for the six months ended March 31, 2019. The provision for loan losses reflected the preliminary economic impact from the COVID-19 outbreak that has led to increased unemployment and deterioration in the overall macro-economic environment. We continue to monitor the effect unemployment will have on our borrowers and the broader market, including the longer term impact to the relative values of residential properties. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for loan losses previously provided. The provision for loan losses recorded for the current six months resulted in an increase in the balance of the allowance for loan losses. The allowance for loan losses was $44.4 million, or 0.33% of the total recorded investment in loans receivable, at March 31, 2020, compared to $40.3 million, or 0.31% of the total recorded investment in loans receivable, at March 31, 2019. Balances of recorded investments are net of deferred fees, expenses and any applicable loans-in-process. Refer to the Lending Activities section of the Overview and Note 4. Loans and Allowance for Loan Losses for further discussion.
Non-Interest Income. Non-interest income increased $11.3 million, or 118%, to $20.9 million during the six months ended March 31, 2020 compared to $9.6 million during the six months ended March 31, 2019. The increase in non-interest income was primarily due to a $4.3 million gain, representing our share of the gain on the sale of the remaining commercial property held by a non-thrift, partially owned subsidiary of the Company. In addition, there was a $5.5 million increase in the net gain on sale of loans, which was $6.1 million during the six months ending March 31, 2020 compared to $0.6 million during the six months ending March 31, 2019. This increase was mainly due to an increase in activity as there were loan sales of $323.2 million at a net gain of 1.91% during the six months ended March 31, 2020, which included a bulk sale of $99.0 million to a private investor, compared to loan sales of $58.8 million during the six months ended March 31, 2019.
Non-Interest Expense. Non-interest expense decreased $1.8 million, or 2%, to $96.9 million during the six months ended March 31, 2020 compared to $98.7 million during the six months ended March 31, 2019. This decrease resulted primarily from a $3.0 million decrease in marketing expenses partially offset by a $1.6 million increase in salaries and employee benefits. Marketing expenditures declined during the current six months compared to the six months ending March 31, 2019 and was attributed to the timing of media campaigns supporting our lending activities, as marketing was temporarily reduced following the COVID-19 outbreak. The increase in compensation expense was mainly due to an increase in associate salaries when compared to the same period in the prior year.
Income Tax Expense. The provision for income taxes was $7.3 million during the six months ended March 31, 2020 and $12.0 million for the six months ended March 31, 2019. The provision for the current six months included $6.4 million of federal income tax provision and $0.9 million of state income tax provision. The provision for the six months ended March 31, 2019 included $10.4 million of federal income tax provision and $1.6 million of state income tax provision. Our effective federal tax rate was 13.1% during the six months ended March 31, 2020 and 20.4% during the six months ended March 31, 2019. The decline in our federal tax expense and our federal effective rate is due to lower pre-tax income as well as the impact of the CARES Act, which permits a carry back of net tax operating losses to years taxed at higher rates, resulting in a current period tax benefit of $2.8 million.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended March 31, 2020, our liquidity ratio averaged 5.41%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2020.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2020, cash and cash equivalents totaled $312.5 million, which represented an increase of 14% from September 30, 2019.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $545.5 million at March 31, 2020.
During the six-month period ended March 31, 2020, loan sales totaled $323.2 million, which included a $99.0 million sale to a private investor and sales to Fannie Mae, consisting of $197.6 million of long-term, fixed-rate, agency-compliant and non-Home Ready first mortgage loans and $26.6 million of loans that qualified under Fannie Mae's Home Ready initiative. Loans originated under the Home Ready initiative are classified as “held for sale” at origination. Loans originated under non-Home Ready, Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.
At March 31, 2020, $2.3 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” all of which qualified under Fannie Mae's Home Ready initiative. There were no loan sale commitments outstanding at March 31, 2020.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At March 31, 2020, we had $1.06 billion in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $2.39 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of March 31, 2020 totaled $3.27 billion, or 35.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before March 31, 2021. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the six months ended March 31, 2020, we originated $1.33 billion of residential mortgage loans, and $733.2 million of commitments for home equity loans and lines of credit, while during the six months ended March 31, 2019, we originated $665.1 million of residential mortgage loans and $718.6 million of commitments for home equity loans and lines of credit. Also during the six months ended March 31, 2020, we purchased $230.3 million of fixed-rate residential mortgage loans, which were originated and serviced by the Association and sold to an investor in a prior year. We purchased $87.0 million of securities during the six months ended March 31, 2020, and $96.3 million during the six months ended March 31, 2019.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $321.4 million during the six months ended March 31, 2020, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $241.2 million during the six months ended March 31, 2019. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the six months ended March 31, 2020, there was a $33.4 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $474.4 million at March 31, 2020. At March 31, 2019 the balance of brokered CDs was $591.3 million. Principal and interest owed on loans serviced for others experienced a net decrease of $4.2 million to $28.7 million during the six months ended March 31, 2020 compared to a net decrease of $1.9 million to $29.6 million during the six months ended March 31, 2019. During the six months ended March 31, 2020 we increased our advances from the FHLB of Cincinnati by $180.0 million to manage the funding of new loan originations and our capital initiatives, and actively manage our liquidity ratio. During the six months ended March 31, 2019, our advances from the FHLB of Cincinnati decreased by $131.6 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CD market. At March 31, 2020 we had $4.08 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at March 31, 2020, we had $474.4 million of brokered CDs. During the six months ended March 31, 2020, we had average outstanding advances from the FHLB of Cincinnati of $3.82 billion as compared to average outstanding advances of $3.61 billion during the six months ended March 31, 2019. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At March 31, 2020, we had the ability to immediately borrow an additional $1.58 billion from the FHLB of Cincinnati and $39.6 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at March 31, 2020 was $4.37 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $111.8 million.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At March 31, 2020, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of March 31, 2020, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,547,557	18.64%	$830,032	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,503,167	10.11%	743,631	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,503,167	18.11%	664,026	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,503,153	18.11%	539,521	6.50%
The capital ratios of the Company as of March 31, 2020 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,799,719	21.66%
Tier 1 (Leverage) Capital to Net Average Assets	1,755,332	11.78%
Tier 1 Capital to Risk-Weighted Assets	1,755,332	21.13%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,755,332	21.13%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2019, the Company received a $57.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios. At March 31, 2020, the Company had, in the form of cash and a demand loan from the Association, $217.3 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016 and repurchases began on January 6, 2017. There were 4,108,921 shares repurchased under that program between its start date and March 31, 2020. During the six months ended March 31, 2020, the Company repurchased $0.4 million of its common stock. While share repurchases have recently declined as more emphasis has been placed on dividends, the share repurchase plan has been suspended as part of the response to COVID-19.
On July 16, 2019, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.10 per share, to be declared on the Company’s common stock during the 12 months subsequent to the members’ approval (i.e., through July 16, 2020). The members approved the waiver by casting 62% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC waived its right to receive a $0.27 per share dividend payment on September 17, 2019 and December 17, 2019 and a $0.28 per share dividend payment on March 24, 2020.
The payment of dividends, support of asset growth and, once the internal suspension has been lifted, strategic stock repurchases are planned to continue in the future as the focus for future capital deployment activities.
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
During the six months ended March 31, 2020, $224.2 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae on a servicing retained basis. Additionally, during the six months ended March 31, 2020, $99.0 million of fixed-rate loans were sold, on a servicing retained basis, in a single bulk sale to a private investor. At March 31, 2020, $2.3 million of agency-compliant, long-term, fixed-rate residential first mortgage loans that qualified under Fannie Mae's Home Ready program, were classified as “held for sale.” Of the agency-compliant loan sales during the six months ended March 31, 2020, $26.6 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's Home Ready program, and $197.6 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage refinance loans which were sold to Fannie Mae, as described in the next paragraph. At March 31, 2020, we did not have any outstanding loan sales commitments.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occur and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at March 31, 2020 was $3.00 billion. The swap portfolio's weighted average fixed pay rate was 1.83% and the weighted average remaining term was 3.5 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution's economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at March 31, 2020 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,143,308	$(267,317)	(18.95)%	8.06%	(120)
+200	1,326,919	(83,706)	(5.93)%	9.08%	(18)
+100	1,429,969	19,344	1.37%	9.55%	29
0	1,410,625	—	—	9.26%	—
-100	1,570,437	159,812	11.33%	10.26%	100
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at March 31, 2020, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 5.93% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 11.33% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at March 31, 2020, with comparative information as of September 30, 2019. The Association changed the software model used to measure its interest rate risk during the three months ended December 31, 2019, which included the use of different valuation approaches and assumptions inherent in the software. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 Basis Points Rate Shock)

	At March 31, 2020	At September 30, 2019
Pre-Shock EVE Ratio	9.26%	14.93%
Post-Shock EVE Ratio	9.08%	13.26%
Sensitivity Measure in basis points	(18)	(167)
Percentage Change in EVE	(5.93)%	(15.78)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable), home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 9.84% improvement in the Percentage Change in EVE measure at March 31, 2020 when compared to the measure at September 30, 2019. Factors contributing to this improvement included changes in market rates, capital actions by the Association, assumption and modeling changes, including a change in the software model used, and changes due to business activity. Movement in market interest rates included a decrease of 138 basis points for the two-year term, a decrease of 116 basis points for the five-year term and a decrease of 100 basis points for the ten-year term. Negatively impacting the Percentage Change in EVE was a $57.0 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.44%. Additionally, modifications and enhancements to our modeling assumptions and methodologies, as a result of the model software change, impacted the Association's Percentage Change in EVE. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets) in comparison to the pace of the addition of duration extending funding sources. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation, including a new software model implemented during the prior quarter, in order that it might most accurately reflect our current circumstances, factors and expectations. As of March 31, 2020, we estimated that our EaR for the 12 months ending March 31, 2021 would increase by 2.97% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Association uses the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Association continues to calculate instantaneous scenarios, and as of March 31, 2020, we estimated that our EaR for the 12 months ending March 31, 2021, would increase by 1.73% in the event of an instantaneous 200 basis point increase in market interest rates.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At March 31, 2020, the IRR profile as disclosed above was within our internal limits.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Except as noted below, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In response to COVID-19, the Company has been following the recommendations of local authorities to minimize exposure risk for its associates, including reducing the number of associates reporting to their normal workplace while the Company established the ability for those associates to work remotely. In order to complete its review of this Quarterly Report, and in reliance on the order promulgated by the Securities and Exchange Commission on March 25, 2020 in Release No. 34-88465 relating to the Securities Exchange Act of 1934, as amended, the Company is filing this Quarterly Report within the allowed extended timeframe.

Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of March 31, 2020, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 as filed with the SEC on November 26, 2019 (File No. 001-33390). Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;

•
if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

•
as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend,

•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs;

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.
Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended March 31, 2020.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
January 1, 2020 through January 31, 2020	—	$—	—	5,892,079
February 1, 2020 through February 29, 2020	—	—	—	5,892,079
March 1, 2020 through March 31, 2020	1,000	19.02	1,000	5,891,079
	1,000	19.02	1,000

(1)
On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The repurchase program commenced in January 2017, and in response to COVID-19, was restricted significantly in March, 2020 and suspended in April, 2020.

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

The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 15, 2020, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	May 15, 2020	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	May 15, 2020	/s/ Paul J. Huml
Paul J. Huml
Chief Financial Officer