Form 10-Q
period 2020-06-30
TFS Financial CORP
filed 2020-08-07
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of August 5, 2020, there were 280,149,431 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.1% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

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
FHFA: Federal Housing Finance Agency

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	June 30, 2020	September 30, 2019
ASSETS
Cash and due from banks	$32,777	$31,728
Other interest-earning cash equivalents	296,502	243,415
Cash and cash equivalents	329,279	275,143
Investment securities available for sale (amortized cost $506,734 and $550,605, respectively)	514,330	547,864
Mortgage loans held for sale ($45,231 and $0 measured at fair value, respectively)	51,139	3,666
Loans held for investment, net:
Mortgage loans	13,373,506	13,189,516
Other loans	2,720	3,166
Deferred loan expenses, net	44,776	41,976
Allowance for loan losses	(45,564)	(38,913)
Loans, net	13,375,438	13,195,745
Mortgage loan servicing rights, net	7,656	8,080
Federal Home Loan Bank stock, at cost	136,793	101,858
Real estate owned, net	1,395	2,163
Premises, equipment, and software, net	42,697	61,577
Accrued interest receivable	37,680	40,822
Bank owned life insurance contracts	221,327	217,481
Other assets	117,009	87,957
TOTAL ASSETS	$14,834,743	$14,542,356
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$9,230,111	$8,766,384
Borrowed funds	3,759,148	3,902,981
Borrowers’ advances for insurance and taxes	91,104	103,328
Principal, interest, and related escrow owed on loans serviced	43,193	32,909
Accrued expenses and other liabilities	55,711	40,000
Total liabilities	13,179,267	12,845,602
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,149,431 and 279,962,777 outstanding at June 30, 2020 and September 30, 2019, respectively	3,323	3,323
Paid-in capital	1,741,003	1,734,154
Treasury stock, at cost; 52,169,319 and 52,355,973 shares at June 30, 2020 and September 30, 2019, respectively	(767,655)	(764,589)
Unallocated ESOP shares	(41,167)	(44,417)
Retained earnings—substantially restricted	865,965	837,662
Accumulated other comprehensive loss	(145,993)	(69,379)
Total shareholders’ equity	1,655,476	1,696,754
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,834,743	$14,542,356
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$106,839	$115,129	$337,267	$341,926
Investment securities available for sale	2,397	3,389	8,172	10,007
Other interest and dividend earning assets	722	2,525	4,097	7,841
Total interest and dividend income	109,958	121,043	349,536	359,774
INTEREST EXPENSE:
Deposits	33,064	37,159	108,863	104,998
Borrowed funds	14,015	18,366	48,571	53,685
Total interest expense	47,079	55,525	157,434	158,683
NET INTEREST INCOME	62,879	65,518	192,102	201,091
PROVISION (CREDIT) FOR LOAN LOSSES	—	(2,000)	3,000	(8,000)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	62,879	67,518	189,102	209,091
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,170	1,773	6,435	5,344
Net gain on the sale of loans	10,844	543	16,907	1,105
Increase in and death benefits from bank owned life insurance contracts	1,559	1,703	5,581	5,124
Other	749	1,064	7,276	3,092
Total non-interest income	15,322	5,083	36,199	14,665
NON-INTEREST EXPENSE:
Salaries and employee benefits	24,940	26,149	78,041	77,665
Marketing services	3,673	6,063	12,163	17,579
Office property, equipment and software	5,877	6,806	18,857	20,053
Federal insurance premium and assessments	2,800	2,669	8,187	7,805
State franchise tax	1,191	1,265	3,514	3,809
Other expenses	6,352	6,916	20,949	21,664
Total non-interest expense	44,833	49,868	141,711	148,575
INCOME BEFORE INCOME TAXES	33,368	22,733	83,590	75,181
INCOME TAX EXPENSE	6,528	4,476	13,851	16,461
NET INCOME	$26,840	$18,257	$69,739	$58,720
Earnings per share—basic and diluted	$0.10	$0.06	$0.25	$0.21
Weighted average shares outstanding
Basic	275,956,011	275,384,635	275,789,040	275,373,426
Diluted	277,521,881	277,398,486	277,842,653	277,269,555

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$26,840	$18,257	$69,739	$58,720
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (losses) on securities available for sale	(4,010)	4,133	8,166	12,611
Net change in cash flow hedges	(11,571)	(36,844)	(86,135)	(82,602)
Net change in defined benefit plan obligation	451	264	1,355	792
Total other comprehensive income (loss)	(15,130)	(32,447)	(76,614)	(69,199)
Total comprehensive income (loss)	$11,710	$(14,190)	$(6,875)	$(10,479)
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended June 30, 2019
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2019	$3,323	$1,729,499	$(760,367)	$(46,584)	$823,644	$(13,530)	$1,735,985
Net income	—	—	—	—	18,257	—	18,257
Other comprehensive income (loss), net of tax	—	—	—	—	—	(32,447)	(32,447)
ESOP shares allocated or committed to be released	—	766	—	1,083	—	—	1,849
Compensation costs for equity incentive plans	—	1,116	—	—	—	—	1,116
Purchase of treasury stock (102,900 shares)	—	—	(1,707)	—	—	—	(1,707)
Treasury stock allocated to equity incentive plan	—	(52)	(126)	—	—	—	(178)
Dividends paid to common shareholders ($0.25 per common share)	—	—	—	—	(12,393)	—	(12,393)
Balance at June 30, 2019	$3,323	$1,731,329	$(762,200)	$(45,501)	$829,508	$(45,977)	$1,710,482

	For the Three Months Ended June 30, 2020
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2020	$3,323	$1,739,523	$(767,723)	$(42,251)	$853,155	$(130,863)	$1,655,164
Net income	—	—	—	—	26,840	—	26,840
Other comprehensive income (loss), net of tax	—	—	—	—	—	(15,130)	(15,130)
ESOP shares allocated or committed to be released	—	477	—	1,084	—	—	1,561
Compensation costs for equity incentive plans	—	1,178	—	—	—	—	1,178
Purchase of treasury stock (0 shares)	—	—	—	—	—	—	—
Treasury stock allocated to equity incentive plan	—	(175)	68	—	—	—	(107)
Dividends paid to common shareholders ($0.28 per common share)	—	—	—	—	(14,030)	—	(14,030)
Balance at June 30, 2020	$3,323	$1,741,003	$(767,655)	$(41,167)	$865,965	$(145,993)	$1,655,476

	For the Nine Months Ended June 30, 2019
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2018	$3,323	$1,726,992	$(754,272)	$(48,751)	$807,890	$23,222	$1,758,404
Net income	—	—	—	—	58,720	—	58,720
Other comprehensive income (loss), net of tax	—	—	—	—	—	(69,199)	(69,199)
ESOP shares allocated or committed to be released	—	2,076	—	3,250	—	—	5,326
Compensation costs for equity incentive plans	—	3,343	—	—	—	—	3,343
Purchase of treasury stock (491,400 shares)	—	—	(7,915)	—	—	—	(7,915)
Treasury stock allocated to equity incentive plan	—	(1,082)	(13)	—	—	—	(1,095)
Dividends paid to common shareholders ($0.75 per common share)	—	—	—	—	(37,102)	—	(37,102)
Balance at June 30, 2019	$3,323	$1,731,329	$(762,200)	$(45,501)	$829,508	$(45,977)	$1,710,482

	For the Nine Months Ended June 30, 2020
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2019	$3,323	$1,734,154	$(764,589)	$(44,417)	$837,662	$(69,379)	$1,696,754
Net income	—	—	—	—	69,739	—	69,739
Other comprehensive income (loss), net of tax	—	—	—	—	—	(76,614)	(76,614)
ESOP shares allocated or committed to be released	—	2,538	—	3,250	—	—	5,788
Compensation costs for equity incentive plans	—	3,527	—	—	—	—	3,527
Purchase of treasury stock (20,500 shares)	—	—	(378)	—	—	—	(378)
Treasury stock allocated to equity incentive plan	—	784	(2,688)	—	—	—	(1,904)
Dividends paid to common shareholders ($0.83 per common share)	—	—	—	—	(41,436)	—	(41,436)
Balance at June 30, 2020	$3,323	$1,741,003	$(767,655)	$(41,167)	$865,965	$(145,993)	$1,655,476
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Nine Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,739	$58,720
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	9,315	8,669
Depreciation and amortization	22,880	16,773
Deferred income taxes	1,217	514
Provision (credit) for loan losses	3,000	(8,000)
Net gain on the sale of loans	(16,907)	(1,105)
Net gain on sale of commercial property	(4,257)	—
Other net losses	(470)	192
Proceeds from sales of loans held for sale	41,088	29,786
Loans originated for sale	(45,092)	(31,550)
Increase in bank owned life insurance contracts	(4,687)	(4,619)
Net increase in interest receivable and other assets	(1,892)	(3,102)
Net increase in accrued expenses and other liabilities	17,463	6,353
Net cash provided by operating activities	91,397	72,631
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(3,142,885)	(2,166,159)
Principal repayments on loans	2,353,972	1,950,189
Proceeds from principal repayments and maturities of:
Securities available for sale	173,450	101,867
Proceeds from sale of:
Loans	563,667	55,710
Real estate owned	2,366	3,239
Premises, Equipment and Other Assets	23,512	—
Purchases of:
FHLB stock	(34,935)	(6,103)
Securities available for sale	(133,740)	(121,752)
Premises and equipment	(2,832)	(2,888)
Other	358	369
Net cash used in investing activities	(197,067)	(185,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	463,727	222,886
Net decrease in borrowers' advances for insurance and taxes	(12,224)	(45,474)
Net increase (decrease) in principal and interest owed on loans serviced	10,284	(12,310)
Net increase(decrease) in short-term borrowed funds	(119,832)	411,308
Proceeds from long-term borrowed funds	250,000	—
Repayment of long-term borrowed funds	(274,001)	(299,407)
Cash collateral/settlements received from (provided to) derivative counterparties	(114,394)	(116,396)
Purchase of treasury shares	(414)	(7,940)
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(1,904)	(1,095)
Dividends paid to common shareholders	(41,436)	(37,102)
Net cash provided by financing activities	159,806	114,470
NET INCREASE IN CASH AND CASH EQUIVALENTS	54,136	1,573
CASH AND CASH EQUIVALENTS—Beginning of period	275,143	269,775
CASH AND CASH EQUIVALENTS—End of period	$329,279	$271,348
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$108,809	$103,999
Cash paid for interest on borrowed funds	48,544	59,468
Cash paid for income taxes	1,658	9,686
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	1,751	2,925
Transfer of loans from held for investment to held for sale	593,446	55,364
Treasury stock issued for stock benefit plans	784	1,121
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of June 30, 2020, approximately 81% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at June 30, 2020, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
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
2.EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing basic earnings per share, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At June 30, 2020 and 2019, respectively, the ESOP held 4,116,726 and 4,550,066 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended June 30,
	2020			2019
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$26,840			$18,257
Less: income allocated to restricted stock units	422			362
Basic earnings per share:
Income available to common shareholders	$26,418	275,956,011	$0.10	$17,895	275,384,635	$0.06
Diluted earnings per share:
Effect of dilutive potential common shares		1,565,870			2,013,851
Income available to common shareholders	$26,418	277,521,881	$0.10	$17,895	277,398,486	$0.06

	For the Nine Months Ended June 30,
	2020			2019
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$69,739			$58,720
Less: income allocated to restricted stock units	1,220			1,124
Basic earnings per share:
Income available to common shareholders	$68,519	275,789,040	$0.25	$57,596	275,373,426	$0.21
Diluted earnings per share:
Effect of dilutive potential common shares		2,053,613			1,896,129
Income available to common shareholders	$68,519	277,842,653	$0.25	$57,596	277,269,555	$0.21

        The following is a summary of outstanding stock options and restricted stock units and performance share units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Options to purchase shares	2,441,700	710,100	573,500	710,100
Restricted and performance stock units	55,553	—	48,265	—

3.INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$500,633	$7,531	$(224)	$507,940
Fannie Mae certificates	6,101	289	—	6,390
Total	$506,734	$7,820	$(224)	$514,330

	September 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$544,042	$1,384	$(4,384)	$541,042
Fannie Mae certificates	6,563	259	—	6,822
Total	$550,605	$1,643	$(4,384)	$547,864

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at June 30, 2020 and September 30, 2019, were as follows:

	June 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$89,568	$212	$1,385	$12	$90,953	$224

	September 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$95,751	$488	$292,643	$3,896	$388,394	$4,384
We believe the unrealized losses on investment securities were attributable to changes in market interest rates. The contractual terms of U.S. government and agency obligations do not permit the issuer to settle the security at a price less than the par value of the investment. The contractual cash flows of mortgage-backed securities are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. REMICs are issued by or backed by securities issued by these governmental agencies. It is expected that the securities would not be settled at a price substantially less than the amortized cost of the investment. The U.S. Treasury Department established financing agreements in 2008 to ensure Fannie Mae and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.
Since the decline in value is attributable to changes in market interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired.

4.LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	June 30, 2020	September 30, 2019
Real estate loans:
Residential Core	$10,985,732	$10,903,024
Residential Home Today	77,724	84,942
Home equity loans and lines of credit	2,284,152	2,174,961
Construction	54,345	52,332
Real estate loans	13,401,953	13,215,259
Other loans	2,720	3,166
Add (deduct):
Deferred loan expenses, net	44,776	41,976
Loans in process	(28,447)	(25,743)
Allowance for loan losses	(45,564)	(38,913)
Loans held for investment, net	$13,375,438	$13,195,745
At June 30, 2020 and September 30, 2019, respectively, $51,139 and $3,666 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of June 30, 2020 and September 30, 2019, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio was 56% and 57%, respectively, and the percentage held in Florida was 16% as of both dates. As of June 30, 2020 and September 30, 2019, home equity loans and lines of credit were concentrated in Ohio (29% and 31%), Florida (19% as of both dates), and California (16% as of both dates).
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
The Company currently offers home equity lines of credit that include monthly principal and interest payments throughout the entire term. Home equity lines of credit originated prior to June 2010 require interest only payments for ten years, with an option to extend the interest only and draw period another ten years. Once the draw period has expired the accounts are included in the home equity loan balance. The recorded investment in interest only loans comprised solely of equity lines of credit with balances of $486 and $8,231 at June 30, 2020 and September 30, 2019, respectively.
        Regulatory agencies have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020). FASB confirmed the foregoing regulatory agencies' view, that such short-term modifications (e.g., six months) made on a good-faith basis to borrowers who were current as of the implementation date of a relief program in response to COVID-19 are not TDRs. The regulatory agencies stated that performing loans granted payment deferrals due to COVID-19 in accordance with this interagency statement are not generally considered past due or non-accrual. The revised statement provides that eligible loan modifications related to COVID-19 may also be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. The Company has elected to apply the temporary suspension of TDR requirements provided by the revised interagency statement for eligible loan modifications. For loan modifications that are not eligible for the suspension offered by the revised interagency statement, the Company considers the CARES Act to evaluate loan modifications within its scope, or existing TDR evaluation policies if the modification does not fall within the scope of the CARES Act.
As of June 30, 2020, certain of our borrowers have experienced unemployment or reduced income as a result of the COVID-19 global pandemic and have requested some type of loan payment forbearance. Short-term forbearance plans offered to borrowers affected by COVID-19 totaled $230,337 at June 30, 2020, of which $16,601 are classified as troubled debt restructurings due to either their classification as a TDR prior to the COVID-19 forbearance or not meeting the criteria to be exempt from TDR classification. Forbearance plans allow borrowers experiencing temporary financial hardship to defer a limited number of payments to a later point in time and are initially offered for a three-month period, which may be extended for borrowers that continue to be affected by COVID-19. The majority of COVID-19 forbearance plans have been extended to six months. Forbearance plans that are extended beyond six months will be evaluated for TDR classification in accordance with U.S. GAAP. The following table summarizes, as of June 30, 2020, for each portfolio, active forbearance plans by recorded investment and as a percent of total loans.

	Total	Forbearance plans as % of Portfolio
June 30, 2020
Real estate loans:
Residential Core	$195,744	1.78%
Residential Home Today	6,827	8.82%
Home equity loans and lines of credit	27,766	1.20%
Total real estate loans	$230,337	1.72%

The following table summarizes, as of June 30, 2020, the recorded investment of active forbearance plans according to the month during which the payment deferrals are currently scheduled to end, subject to available forbearance plan term extensions.

Month ending	Total
7/31/2020	$5,217
8/31/2020	39,503
9/30/2020	87,717
10/31/2020	97,759
11/30/2020	141
Total active forbearance plans	$230,337

A COVID-19 forbearance plan is generally resolved through payment in full at termination of the forbearance; through a non-TDR repayment plan, where a portion of the forbearance is paid in addition to the original contractual payment over 12 months or less; or through a non-TDR capitalization, where the total of forborne payments are added to the principal balance of the account, either with or without an extension of the maturity date. If additional concessions are required beyond resolving the short-term forbearance, the account will be considered for further modification in a troubled debt restructuring. At June 30, 2020, there were $1,575 of residential mortgages and $179 of equity loans and lines of credit in short term repayment plans and $2,619 of residential mortgages whose forbearance amounts were capitalized, subsequent to COVID-19 forbearance plans, that did not require TDR classification.

Real estate loans in COVID-19 forbearance plans and those that are subsequently placed in non-TDR short-term repayment plans are reported as current and accruing when they are current in accordance with their revised contractual terms and were less than 30 days past due as of the implementation date of the relief program, March 13, 2020, per the revised interagency statement, or not more than 30 days past due as of December 31, 2019 per the CARES Act. Otherwise, the delinquency and resulting accrual status of these loans are determined by the lowest number of days the loan was past due on either the two aforementioned measurement dates (March 13, 2020 or December 31, 2019) or, considering the loan's revised contractual terms, the current reporting date. At June 30, 2020, the balance of accrued interest receivable includes $1,990 of unpaid interest on active COVID-19 forbearance plans. The uncertain and potentially tumultuous impact of COVID-19 on the economic and housing markets, as well as the risk profiles of accounts in COVID-19 forbearance plans granted by the Company, were thoroughly considered in the determination of the allowance for loan losses as of June 30, 2020, as described in the Allowance for Loan Losses section of the Critical Accounting Policies in Part I Item 2.
An aging analysis of the recorded investment in loan receivables that are past due at June 30, 2020 and September 30, 2019 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
June 30, 2020
Real estate loans:
Residential Core	$5,482	$2,523	$9,840	$17,845	$10,985,836	$11,003,681
Residential Home Today	1,488	858	2,495	4,841	72,534	77,375
Home equity loans and lines of credit	2,175	1,116	5,490	8,781	2,302,947	2,311,728
Construction	—	—	—	—	25,498	25,498
Total real estate loans	9,145	4,497	17,825	31,467	13,386,815	13,418,282
Other loans	—	—	—	—	2,720	2,720
Total	$9,145	$4,497	$17,825	$31,467	$13,389,535	$13,421,002

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2019
Real estate loans:
Residential Core	$6,824	$4,030	$7,674	$18,528	$10,900,173	$10,918,701
Residential Home Today	2,629	1,685	2,623	6,937	77,677	84,614
Home equity loans and lines of credit	3,029	1,158	5,797	9,984	2,191,998	2,201,982
Construction	—	—	—	—	26,195	26,195
Total real estate loans	12,482	6,873	16,094	35,449	13,196,043	13,231,492
Other loans	—	—	—	—	3,166	3,166
Total	$12,482	$6,873	$16,094	$35,449	$13,199,209	$13,234,658

At June 30, 2020, reported delinquencies above include $1,025, $467 and $779 of active COVID-19 forbearance plans and subsequent short-term repayment plans in 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. The remaining balance of active COVID-19 forbearance and subsequent short-term repayment plans are reported as current.
At June 30, 2020 and September 30, 2019, real estate loans include $6,367 and $7,543, respectively, of loans that were in the process of foreclosure. Pursuant to the CARES Act, most foreclosure proceedings were delayed during the quarter.
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

	June 30, 2020	September 30, 2019
Real estate loans:
Residential Core	$30,306	$37,052
Residential Home Today	10,615	12,442
Home equity loans and lines of credit	13,018	21,771
Total non-accrual loans	$53,939	$71,265
At June 30, 2020 and September 30, 2019, respectively, the recorded investment in non-accrual loans includes $36,338 and $55,171 of loans which are performing according to the terms of their agreement, of which $21,533 and $25,895 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. The change in non-accrual loans from September 30, 2019 was partially impacted by the length of time TDRs with high debt-to-income ratios are retained in non-accrual status. TDRs with high debt-to-income ratios are placed in non-accrual status until they show sustained payment performance.
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
The recorded investment in loan receivables at June 30, 2020 and September 30, 2019 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	June 30, 2020			September 30, 2019
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$78,574	$10,925,107	$11,003,681	$87,069	$10,831,632	$10,918,701
Residential Home Today	35,056	42,319	77,375	36,959	47,655	84,614
Home equity loans and lines of credit	42,784	2,268,944	2,311,728	46,445	2,155,537	2,201,982
Construction	—	25,498	25,498	—	26,195	26,195
Total real estate loans	156,414	13,261,868	13,418,282	170,473	13,061,019	13,231,492
Other loans	—	2,720	2,720	—	3,166	3,166
Total	$156,414	$13,264,588	$13,421,002	$170,473	$13,064,185	$13,234,658
An analysis of the allowance for loan losses at June 30, 2020 and September 30, 2019 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	June 30, 2020			September 30, 2019
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$6,784	$12,841	$19,625	$7,080	$12,673	$19,753
Residential Home Today	2,286	3,232	5,518	2,422	1,787	4,209
Home equity loans and lines of credit	3,820	16,596	20,416	4,003	10,943	14,946
Construction	—	5	5	—	5	5
Total real estate loans	$12,890	$32,674	$45,564	$13,505	$25,408	$38,913
At June 30, 2020 and September 30, 2019, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with an indication of further deterioration in the fair value of the property not yet supported by a full review and collateral evaluation. All other individually evaluated loans received a charge-off, if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At June 30, 2020 and September 30, 2019, respectively, allowances on individually reviewed loans evaluated for impairment (IVAs) included those based on the present value of cash flows, such as performing TDRs, were $12,890 and $13,399, and allowances on loans with further deterioration in the fair value of the property not yet supported by a full review were $0 and $106.
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. While the Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio, it could be affected by the duration and depth of the impact from COVID-19. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains adjustable-rate mortgage loans whereby the interest rate is locked initially for mainly three or five years then resets annually, subject to various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial one, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $5,236,097 and $5,063,010 at June 30, 2020 and September 30, 2019, respectively.
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At June 30, 2020 and September 30, 2019, respectively, approximately 13% and 14% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 76.5%. Appropriate adjustments have been made to the Company’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Company's total owned residential portfolio covered by mortgage insurance provided by PMIC as of June 30, 2020 and September 30, 2019, respectively, was $21,957 and $26,191, of which $20,991 and $24,198 was current. The amount of loans in the Company's total owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of June 30, 2020 and September 30, 2019, respectively, was $13,798 and $17,345, of which $13,630 and $17,232 was current. As of June 30, 2020, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claim payments in accordance with its contractual obligations and the Company has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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
The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of June 30, 2020 and September 30, 2019, are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees and expenses.

	June 30, 2020			September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$41,444	$56,606	$—	$44,122	$59,538	$—
Residential Home Today	12,167	34,999	—	12,764	31,958	—
Home equity loans and lines of credit	14,916	19,865	—	18,528	23,935	—
Total	$68,527	$111,470	$—	$75,414	$115,431	$—
With an IVA recorded:
Residential Core	$37,130	$37,198	$6,784	$42,947	$43,042	$7,080
Residential Home Today	22,889	22,861	2,286	24,195	24,178	2,422
Home equity loans and lines of credit	27,868	27,858	3,820	27,917	27,924	4,003
Total	$87,887	$87,917	$12,890	$95,059	$95,144	$13,505
Total impaired loans:
Residential Core	$78,574	$93,804	$6,784	$87,069	$102,580	$7,080
Residential Home Today	35,056	57,860	2,286	36,959	56,136	2,422
Home equity loans and lines of credit	42,784	47,723	3,820	46,445	51,859	4,003
Total	$156,414	$199,387	$12,890	$170,473	$210,575	$13,505
At June 30, 2020 and September 30, 2019, respectively, the recorded investment in impaired loans includes $143,178 and $157,408 of loans restructured in TDRs of which $8,287 and $8,435 are 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$41,270	$322	$49,397	$430
Residential Home Today	12,083	51	14,487	50
Home equity loans and lines of credit	15,317	75	21,060	118
Total	$68,670	$448	$84,944	$598
With an IVA recorded:
Residential Core	$38,158	$290	$41,861	$306
Residential Home Today	23,278	270	24,378	295
Home equity loans and lines of credit	28,123	165	27,583	168
Total	$89,559	$725	$93,822	$769
Total impaired loans:
Residential Core	$79,428	$612	$91,258	$736
Residential Home Today	35,361	321	38,865	345
Home equity loans and lines of credit	43,440	240	48,643	286
Total	$158,229	$1,173	$178,766	$1,367

	For the Nine Months Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$42,783	$1,062	$52,196	$1,231
Residential Home Today	12,466	151	14,962	174
Home equity loans and lines of credit	16,722	256	21,395	342
Total	$71,971	$1,469	$88,553	$1,747
With an IVA recorded:
Residential Core	$40,039	$891	$38,058	$1,008
Residential Home Today	23,542	828	24,907	888
Home equity loans and lines of credit	27,893	502	26,632	499
Total	$91,474	$2,221	$89,597	$2,395
Total impaired loans:
Residential Core	$82,822	$1,953	$90,254	$2,239
Residential Home Today	36,008	979	39,869	1,062
Home equity loans and lines of credit	44,615	758	48,027	841
Total	$163,445	$3,690	$178,150	$4,142

Interest on loans in non-accrual status is recognized on a cash basis. The amount of interest income on impaired loans recognized using a cash basis method was $220 and $793 for the three and nine months ended June 30, 2020 and $343 and $1,082 for the three and nine months ended June 30, 2019, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. Interest income on the remaining impaired loans is recognized on an accrual basis.

Charge-offs on residential mortgage loans, home equity loans and lines of credit and construction loans are recognized when triggering events, such as foreclosure actions, short sales, or deeds accepted in lieu of repayment, result in less than full repayment of the recorded investment in the loans.
Partial or full charge-offs are also recognized for the amount of impairment on loans considered collateral dependent that meet one or more of the conditions described below.

•For residential mortgage loans, payments are greater than 180 days delinquent;
•For home equity lines of credit, equity loans, and residential loans restructured in a TDR, payments are greater than 90 days delinquent;
•For all classes of loans restructured in a TDR with a high debt-to-income ratio at time of modification;
•For all classes of loans, a sheriff sale is scheduled within 60 days to sell the collateral securing the loan;
•For all classes of loans, all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy;
•For all classes of loans, within 60 days of notification, all borrowers obligated on the loan have filed Chapter 7 bankruptcy and have not reaffirmed or been dismissed;
•For all classes of loans, a borrower obligated on a loan has filed bankruptcy and the loan is greater than 30 days delinquent; and
•For all classes of loans, it becomes evident that a loss is probable.
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
Residential mortgage loans, home equity loans and lines of credit and construction loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the nine months ended June 30, 2020 and June 30, 2019.

Initial concessions granted on loans restructured as TDRs may include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also may occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company. The recorded investment in TDRs by category as of June 30, 2020 and September 30, 2019 is shown in the tables below.

June 30, 2020	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$31,662	$23,562	$16,418	$71,642
Residential Home Today	15,504	15,499	3,219	34,222
Home equity loans and lines of credit	31,570	3,052	2,692	37,314
Total	$78,736	$42,113	$22,329	$143,178

September 30, 2019	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$35,829	$24,951	$19,494	$80,274
Residential Home Today	16,233	16,868	3,234	36,335
Home equity loans and lines of credit	34,459	3,115	3,225	40,799
Total	$86,521	$44,934	$25,953	$157,408
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
For all loans restructured during the three and nine months ended June 30, 2020 and June 30, 2019 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.
The following tables set forth the recorded investment in TDRs restructured during the periods presented.

	For the Three Months Ended June 30, 2020
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$807	$946	$655	$2,408
Residential Home Today	456	302	225	983
Home equity loans and lines of credit	479	138	39	656
Total	$1,742	$1,386	$919	$4,047

	For the Three Months Ended June 30, 2019
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$1,822	$2,334	$174	$4,330
Residential Home Today	109	878	113	1,100
Home equity loans and lines of credit	974	299	81	1,354
Total	$2,905	$3,511	$368	$6,784

	For the Nine Months Ended June 30, 2020
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$3,055	$2,953	$1,421	$7,429
Residential Home Today	1,008	1,541	530	3,079
Home equity loans and lines of credit	1,161	569	367	2,097
Total	$5,224	$5,063	$2,318	$12,605

	For the Nine Months Ended June 30, 2019
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$5,521	$4,893	$1,678	$12,092
Residential Home Today	427	2,105	384	2,916
Home equity loans and lines of credit	6,194	933	352	7,479
Total	$12,142	$7,931	$2,414	$22,487

The tables below summarize information about TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended June 30,
	2020		2019
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	14	$1,753	11	$1,841
Residential Home Today	10	625	16	604
Home equity loans and lines of credit	4	326	10	861
Total	28	$2,704	37	$3,306

	For the Nine Months Ended June 30,
	2020		2019
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	14	$1,753	15	$2,355
Residential Home Today	10	625	20	767
Home equity loans and lines of credit	6	444	11	890
Total	30	$2,822	46	$4,012

Residential loans are internally assigned a grade that complies with the guidelines outlined in the OCC’s Handbook for Rating Credit Risk. Pass loans are assets well protected by the current paying capacity of the borrower. Special Mention loans have a potential weakness, as evaluated based on delinquency status or nature of the product, that the Company feels deserve management’s attention and may result in further deterioration in their repayment prospects and/or the Company’s credit position. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Also included in Substandard are performing home equity loans and lines of credit where the customer has a severely delinquent first mortgage to which the performing home equity loan or line of credit is subordinate and all loans in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed. Loss loans are considered uncollectible and are charged off when identified. Loss loans are of such little value that their continuance as bankable assets is not warranted even though partial recovery may be effected in the future.

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	Pass	Special Mention	Substandard	Loss	Total
June 30, 2020
Real estate loans:
Residential Core	$10,962,732	$3,812	$37,137	$—	$11,003,681
Residential Home Today	64,840	—	12,535	—	77,375
Home equity loans and lines of credit	2,292,508	3,761	15,459	—	2,311,728
Construction	25,498	—	—	—	25,498
Total real estate loans	$13,345,578	$7,573	$65,131	$—	$13,418,282

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2019
Real estate loans:
Residential Core	$10,869,597	$4,348	$44,756	$—	$10,918,701
Residential Home Today	70,631	—	13,983	—	84,614
Home equity loans and lines of credit	2,175,341	2,588	24,053	—	2,201,982
Construction	26,195	—	—	—	26,195
Total real estate loans	$13,141,764	$6,936	$82,792	$—	$13,231,492
At June 30, 2020 and September 30, 2019, respectively, the recorded investment of impaired loans includes $94,455 and $90,295 of TDRs individually evaluated for impairment that have adequately performed under the terms of the restructuring and are classified as Pass loans. At June 30, 2020 and September 30, 2019, respectively, there were $3,172 and $2,614 of loans classified Substandard and $7,573 and $6,936 of loans designated Special Mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment. Of the $7,573 of loans classified Special Mention at June 30, 2020, $3,812 are residential mortgage loans purchased which were current and performing at the time of purchase. These loans are designated Special Mention due to the absence of mortgage insurance coverage and potentially weaker repayment prospects when compared with the Company's originated Residential Core Portfolio.

Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At June 30, 2020 and September 30, 2019, no other loans were graded as non-performing.

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended June 30, 2020
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$17,367	$2,125	$(440)	$573	$19,625
Residential Home Today	5,070	(12)	(220)	680	5,518
Home equity loans and lines of credit	21,945	(2,113)	(591)	1,175	20,416
Construction	5	—	—	—	5
Total real estate loans	$44,387	$—	$(1,251)	$2,428	$45,564

	For the Three Months Ended June 30, 2019
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$19,587	$(865)	$(500)	$498	$18,720
Residential Home Today	3,275	(25)	(257)	385	3,378
Home equity loans and lines of credit	17,420	(1,110)	(760)	1,661	17,211
Construction	4	—	—	—	4
Total real estate loans	$40,286	$(2,000)	$(1,517)	$2,544	$39,313

	For the Nine Months Ended June 30, 2020
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$19,753	$(478)	$(1,397)	$1,747	$19,625
Residential Home Today	4,209	250	(808)	1,867	5,518
Home equity loans and lines of credit	14,946	3,228	(1,948)	4,190	20,416
Construction	5	—	—	—	5
Total real estate loans	$38,913	$3,000	$(4,153)	$7,804	$45,564

	For the Nine Months Ended June 30, 2019
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$18,288	$(1)	$(1,042)	$1,475	$18,720
Residential Home Today	3,204	(720)	(583)	1,477	3,378
Home equity loans and lines of credit	20,921	(7,278)	(2,078)	5,646	17,211
Construction	5	(1)	—	—	4
Total real estate loans	$42,418	$(8,000)	$(3,703)	$8,598	$39,313

5.LEASES
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
Operating lease expenses for the three and nine months ended June 30, 2020 totaled $1,272 and $3,841, respectively. Variable lease expenses for the three and nine months ended June 30, 2020 totaled $298 and $950, respectively. During the three and nine months ended June 30, 2020, the Company paid $1,268 and $3,800 in cash for amounts included in the measurement of lease liabilities. As of June 30, 2020, the Company has not entered into any material leases that have not yet commenced.
The following table summarizes information relating to the Company's operating leases as of June 30, 2020:

Right-of-use assets (a)	$16,631
Lease liabilities (b)	$16,988
Weighted Average Remaining Lease Term	6.19 years
Weighted Average Discount Rate	1.92%
(a) Included in other assets in the Consolidated Statements of Condition
(b) Included in accrued expenses and other liabilities in the Consolidated Statements of Condition
The following table summarizes the maturities of lease liabilities as of June 30, 2020:

Maturing in:	Amount
12 months or less	$4,697
13 to 24 months	3,692
25 to 36 months	2,925
37 to 48 months	2,048
49 to 60 months	1,348
over 60 months	3,443
Total minimum lease payments	18,153
Less imputed interest	1,165
Total lease liabilities	$16,988
The following table summarizes the future minimum payments as of September 30, 2019, prior to the date of adoption and as defined by previous lease accounting guidance, ASC 840, with non-cancellable operating lease terms expiring after September 30, 2019:

Maturing in:	Amount
12 months or less	$4,881
13 to 24 months	4,145
25 to 36 months	3,171
37 to 48 months	2,366
49 to 60 months	1,613
over 60 months	4,209
Total minimum lease payments	$20,385

6.DEPOSITS
Deposit account balances are summarized as follows:

	June 30, 2020	September 30, 2019
Checking accounts	$983,308	$862,647
Savings accounts, excluding money market accounts	1,074,988	1,042,357
Money market accounts	490,969	441,843
Certificates of deposit	6,677,078	6,415,824
	9,226,343	8,762,671
Accrued interest	3,768	3,713
Total deposits	$9,230,111	$8,766,384
Brokered certificates of deposit (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $553,860 at June 30, 2020 and $507,800 at September 30, 2019. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at June 30, 2020 and September 30, 2019, the Association may accept brokered deposits without FDIC restrictions.
7. BORROWED FUNDS
Federal Home Loan Bank borrowings at June 30, 2020 are summarized in the table below. The amount and weighted average rates of certain FHLB Advances maturing in 12 months or less reflect the net impact of deferred penalties discussed below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$3,196,113	0.34%
13 to 24 months	249	1.49%
25 to 36 months	16,515	2.80%
37 to 48 months	250,000	1.70%
49 to 60 months	275,000	1.69%
Over 60 months	19,303	1.66%
Total FHLB Advances	3,757,180	0.55%
Accrued interest	1,968
Total	$3,759,148
For the nine month periods ending June 30, 2020 and June 30, 2019 net interest expense related to Federal Home Loan Bank short-term borrowings was $39,500 and $44,589, respectively.

Through the use of interest rate swaps discussed in Note 14. Derivative Instruments, $3,075,000 of FHLB advances included in the table above as maturing in 12 months or less, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

	Amount	Swap Adjusted Weighted Average Rate
Effective maturity:
12 months or less	$400,000	1.21%
13 to 24 months	825,000	1.79%
25 to 36 months	400,000	2.12%
37 to 48 months	250,000	1.72%
49 to 60 months	400,000	1.34%
Over 60 months	800,000	2.20%
Total FHLB Advances under swap contracts	$3,075,000	1.80%
During fiscal year 2016, $150,000 of fixed-rate FHLB advances with remaining terms of approximately four years were prepaid and replaced with new four- and five-year interest rate swap arrangements. The unamortized deferred repayment penalties of $177 related to the $150,000 of restructuring are being recognized in interest expense over the remaining term of the swap contracts.
8. OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	June 30, 2020				June 30, 2019
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$10,011	$(119,479)	$(21,395)	$(130,863)	$(5,146)	$6,156	$(14,540)	$(13,530)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(5,334) and $(7,956)	(4,010)	(16,056)	—	(20,066)	4,133	(34,055)	—	(29,922)
Amounts reclassified, net of tax expense (benefit) of $1,313 and $(671)	—	4,485	451	4,936	—	(2,789)	264	(2,525)
Other comprehensive income (loss)	(4,010)	(11,571)	451	(15,130)	4,133	(36,844)	264	(32,447)
Balance at end of period	$6,001	$(131,050)	$(20,944)	$(145,993)	$(1,013)	$(30,688)	$(14,276)	$(45,977)

	For the Nine Months Ended				For the Nine Months Ended
	June 30, 2020				June 30, 2019
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(2,165)	$(44,915)	$(22,299)	$(69,379)	$(13,624)	$51,914	$(15,068)	$23,222
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(21,879) and $(16,396)	8,166	(90,472)	—	(82,306)	12,611	(74,286)	—	(61,675)
Amounts reclassified, net of tax expense (benefit) of $1,514 and $(2,000)	—	4,337	1,355	5,692	—	(8,316)	792	(7,524)
Other comprehensive income (loss)	8,166	(86,135)	1,355	(76,614)	12,611	(82,602)	792	(69,199)
Balance at end of period	$6,001	$(131,050)	$(20,944)	$(145,993)	$(1,013)	$(30,688)	$(14,276)	$(45,977)

The following table presents the reclassification adjustment out of accumulated other comprehensive income included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Line Item in the Consolidated Statement of Income
	2020	2019	2020	2019
Cash flow hedges:
Interest (income) expense	$5,677	$(3,530)	$5,490	$(10,526)	Interest expense
Net income tax effect	(1,192)	741	(1,153)	2,210	Income tax expense
Net of income tax expense (benefit)	4,485	(2,789)	4,337	(8,316)

Amortization of defined benefit plan:
Actuarial loss	572	334	1,716	1,002	(a)
Net income tax effect	(121)	(70)	(361)	(210)	Income tax expense
Net of income tax expense (benefit)	451	264	1,355	792

Total reclassifications for the period	$4,936	$(2,525)	$5,692	$(7,524)

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

The Company’s combined federal and state effective income tax rate was 16.6% and 21.9% for the nine months ended June 30, 2020 and June 30, 2019, respectively. The decrease in the effective tax rate is primarily due to the passage of the CARES Act, which permits a carry back of net tax operating losses to years taxed at a higher rate, and an increase in excess tax benefits associated with equity compensation during the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit (LIHTC). The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the nine months ended June 30, 2020 and June 30, 2019.
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
The components of net periodic cost recognized in other non-interest expense in the unaudited Consolidated Statements of Income are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest cost	$699	$808	$2,098	$2,422
Expected return on plan assets	(1,163)	(1,146)	(3,489)	(3,438)
Amortization of net loss	572	334	1,716	1,002
Net periodic cost (benefit)	$108	$(4)	$325	$(14)
There were no required minimum employer contributions during the nine months ended June 30, 2020. However, the Company made a voluntary contribution of $5,000 during the three months ended June 30, 2020. There are no other employer contributions, voluntary or required, expected during the remainder of the fiscal year ending September 30, 2020.
11. EQUITY INCENTIVE PLAN
In December 2019, 73,700 restricted stock units were granted to certain directors and officers of the Company and 51,800 performance share units were granted to certain officers of the Company. The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Stock option expense	$119	$198	$441	$635
Restricted stock units expense	832	918	2,491	2,708
Performance share units expense	227	$—	595	—
Total stock-based compensation expense	$1,178	$1,116	$3,527	$3,343
At June 30, 2020, 3,689,900 shares were subject to options, with a weighted average exercise price of $13.78 per share and a weighted average grant date fair value of $2.59 per share. Expected future expense related to the 528,100 non-vested options outstanding as of June 30, 2020 is $157 over a weighted average period of 0.4 years. At June 30, 2020, 527,364 restricted stock units and 116,300 performance share units with a weighted average grant date fair value of $15.62 and $17.42 per unit, respectively, are unvested. Expected future compensation expense relating to the 1,293,112 restricted stock units and

116,300 performance share units outstanding as of June 30, 2020 is $2,307 over a weighted average period of 1.5 years and $1,018 over a weighted average period of 1.6 years, respectively. Each unit is equivalent to one share of common stock.
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
At June 30, 2020, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$472,276
Adjustable-rate mortgage loans	326,523
Equity loans and lines of credit	86,591
Total	$885,390
At June 30, 2020, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$2,507,084
Construction loans	28,447
Total	$2,535,531
At June 30, 2020, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $2,521,450.
At June 30, 2020 and September 30, 2019, the Company had $45,231and $0, respectively, in commitments to securitize and sell mortgage loans.

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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At June 30, 2020 and September 30, 2019, respectively, there were $45,231 and $0 of loans held for sale, all of which were current, with unpaid principal balances of $43,236 and $0, subject to pending agency contracts for which the fair value option was elected. Included in the net gain on the sale of loans is $2,331 and $0 for the three months ending June 30, 2020 and 2019, respectively, and $2,331 and $0 for the nine months ending June 30, 2020 and 2019, respectively, related to the changes during the period in fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2020 and September 30, 2019, respectively, this includes $514,330 and $547,864 of investments in U.S. government obligations including highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At June 30, 2020 and September 30, 2019, there were $45,231 and $0, respectively, of loans held for sale measured at fair value and $5,908 and $3,666, respectively, of loans held for sale carried at cost. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Loans held for investment that have been restructured in TDRs, are performing according to the restructured terms of the loan agreement and not evaluated based on collateral are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At June 30, 2020 and September 30, 2019, respectively, this included $94,798 and $98,875 in recorded investment of TDRs with related allowances for loss of $12,890 and $13,399.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at June 30, 2020 and September 30, 2019 were $1,395 and $2,163, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At June 30, 2020 and September 30, 2019, these adjustments were not significant to reported fair values. At June 30, 2020 and September 30, 2019, respectively, $734 and $987 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values, less estimated costs to dispose of these properties. Real estate owned, included in other assets in the Consolidated Statements of Condition, includes estimated costs to dispose of $88 and $146 related to properties measured at fair value and $749 and $1,322 of properties carried at their original or adjusted cost basis at June 30, 2020 and September 30, 2019, respectively.
Derivatives—Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio, forward commitments on contracts to deliver mortgage loans and interest rate swaps designated as cash flow hedges. Derivatives not designated as cash flow hedges are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in current earnings. Derivatives qualifying as cash flow hedges are settled daily, bringing the fair value to $0. Refer to Note 14. Derivative Instruments for additional information on cash flow hedges. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. The range and weighted average impact of the closure rate is included in quantitative information about significant unobservable inputs later in this note. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Forward commitments on contracts to deliver mortgage loans are included in Level 2 of the hierarchy.
Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at June 30, 2020 and September 30, 2019 are summarized below. There were no liabilities carried at fair value on a recurring basis at either date.

		Recurring Fair Value Measurements at Reporting Date Using
	June 30, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$507,940	$—	$507,940	$—
Fannie Mae certificates	6,390	—	6,390	—
Mortgage loans held for sale	45,231	—	45,231	—
Derivatives:
Interest rate lock commitments	681	—	—	681
Forward commitments for the sale of mortgage loans	$13	$—	$13	$—
Total	$560,255	$—	$559,574	$681

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$541,042	$—	$541,042	$—
Fannie Mae certificates	6,822	—	6,822	—
Derivatives:
Interest rate lock commitments	44	—	—	44
Total	$547,908	$—	$547,864	$44
The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$592	$141	$44	$(2)
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	89	70	637	213
Ending balance	$681	$211	$681	$211
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$681	$211	$681	$211
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	June 30, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$61,616	$—	$—	$61,616
Real estate owned(1)	734	—	—	734
Total	$62,350	$—	$—	$62,350
(1)Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$71,492	$—	$—	$71,492
Real estate owned(1)	987	—	—	987
Total	$72,479	$—	$—	$72,479
(1)Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments include both mortgage origination applications and preapprovals. Preapprovals have a much lower closure rate than origination applications as reflected in the weighted average closure rate.

	Fair Value
	June 30, 2020	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Impaired loans, net of allowance	$61,616	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	34%	6.3%

Interest rate lock commitments	$681	Quoted Secondary Market pricing	Closure rate	0	-	100%	67.1%

	Fair Value
	September 30, 2019	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Impaired loans, net of allowance	$71,492	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	30%	6.1%

Interest rate lock commitments	$44	Quoted Secondary Market pricing	Closure rate	0	-	100%	65.6%
The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the Consolidated Statements of Condition.

	June 30, 2020
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$32,777	$32,777	$32,777	$—	$—
Interest earning cash equivalents	296,502	296,502	296,502	—	—
Investment securities available for sale	514,330	514,330	—	514,330	—
Mortgage loans held for sale	51,139	51,446	—	51,446	—
Loans, net:
Mortgage loans held for investment	13,372,718	13,552,780	—	—	13,552,780
Other loans	2,720	2,736	—	—	2,736
Federal Home Loan Bank stock	136,793	136,793	N/A	—	—
Accrued interest receivable	37,680	37,680	—	37,680	—
Cash collateral received from or held by counterparty	49,478	49,478	49,478	—	—
Derivatives:
Interest rate lock commitments	681	681	—	—	681
Forward commitments for the sale of mortgage loans	13	13	—	13	—
Liabilities:
Checking and passbook accounts	$2,549,265	$2,549,265	$—	$2,549,265	$—
Certificates of deposit	6,680,846	6,818,399	—	6,818,399	—
Borrowed funds	3,759,148	3,817,335	—	3,817,335	—
Borrowers’ advances for insurance and taxes	91,104	91,104	—	91,104	—
Principal, interest and escrow owed on loans serviced	43,193	43,193	—	43,193	—

	September 30, 2019
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$31,728	$31,728	$31,728	$—	$—
Interest earning cash equivalents	243,415	243,415	243,415	—	—
Investment securities available for sale	547,864	547,864	—	547,864	—
Mortgage loans held for sale	3,666	3,706	—	3,706	—
Loans, net:
Mortgage loans held for investment	13,192,579	13,716,398	—	—	13,716,398
Other loans	3,166	3,328	—	—	3,328
Federal Home Loan Bank stock	101,858	101,858	N/A	—	—
Accrued interest receivable	40,822	40,822	—	40,822	—
Cash collateral received from or held by counterparty	44,261	44,261	44,261	—	—
Derivatives	44	44	—	—	44
Liabilities:
Checking and passbook accounts	$2,346,847	$2,346,847	$—	$2,346,847	$—
Certificates of deposit	6,419,537	6,541,791	—	6,541,791	—
Borrowed funds	3,902,981	3,903,032	—	3,903,032	—
Borrowers’ advances for insurance and taxes	103,328	103,328	—	103,328	—
Principal, interest and escrow owed on loans serviced	32,909	32,909	—	32,909	—
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
14. DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At June 30, 2020 and September 30, 2019, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 3.3 years and 3.7 years and weighted average fixed-rate interest payments of 1.80% and 1.92%, respectively.
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at June 30, 2020.
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
In addition, the Company is party to derivative instruments when it enters into interest rate lock commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the Consolidated Statement of Income.
The following tables provide the locations within the Consolidated Statements of Condition, notional values and fair values, at the reporting dates, for all derivative instruments.

	June 30, 2020		September 30, 2019
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$—	$—	$825,000	$—
Other Liabilities	3,075,000	—	1,925,000	—
Total cash flow hedges: Interest rate swaps	$3,075,000	$—	$2,750,000	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$14,164	$681	$10,358	$44
Forward Commitments for the sale of mortgage loans
Other Assets	43,236	13	—	—
Total derivatives not designated as hedging instruments	$57,400	$694	$10,358	$44

The following tables present the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss)	June 30,		June 30,
	Recognized in Income	2020	2019	2020	2019
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$(20,324)	$(43,108)	$(114,522)	$(94,033)
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	(5,677)	3,530	(5,490)	10,526

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$89	$70	$637	$213
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	13	—	13	—

The Company estimates that $46,282 of the amounts reported in AOCI will be reclassified as a debit to interest expense during the twelve months ending June 30, 2021.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. For derivative transactions cleared through certain clearing parties, variation margin payments representing changes in fair value are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.
15. RECENT ACCOUNTING PRONOUNCEMENTS

Adopted during the nine months ended June 30, 2020
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The guidance only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. We adopted the amendments as of the March 12, 2020 issuance date. There have not been any contracts modified as of June 30, 2020. As contracts are modified through December 2022, we will assess the impact based on this guidance. Management does not expect there will be a material impact to the Company's consolidated financial statements.
Issued but not yet adopted as of June 30, 2020
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the existing incurred loss impairment methodology with a methodology that reflects the expected credit losses for the remaining life of the asset. This will require consideration of a broader range of information, including reasonable and supportable forecasts, in the measurement of expected credit losses. The amendments expand disclosures of credit quality indicators, requiring disaggregation by year of origination (vintage). Additionally, credit losses on available for sale debt securities will be recognized as an allowance rather than a write-down, with reversals permitted as credit loss estimates decline. An entity will apply the amendments in this Update through a modified-retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Association will elect the option to phase-in, over a three- or five-year period, the initial impact of this standard's update on regulatory capital as permitted by the regulatory transition rules. For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt this guidance effective October 1, 2020 and will not delay due to the temporary relief provided by the CARES Act. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief, which addresses stakeholders' concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The FASB has issued other ASUs that clarify certain items related to ASU 2016-13. Management has continued to utilize a cross-functional working group which has substantially completed the execution of a detailed implementation plan, including the selection and implementation of estimation methodologies and credit loss models for all significant portfolio segments, implemented an internal software solution to serve as its CECL platform, established a formal governance structure, and is refining the processes and controls governing the CECL estimate. The Company has completed several parallel credit model production runs and will continue to refine, challenge and review CECL models, processes, and controls throughout the remainder of implementation. Based on forecasted economic conditions and portfolio balances as of June 30, 2020, we expect the allowance for credit losses on loans and the liability for unfunded commitments to increase approximately 120% to 150% in total upon adoption of these Updates. A 24-month reasonable and supportable period using economic forecasts is used with immediate reversion to the historical mean loss rates to derive our loss estimates. The increase is primarily related to the change in methodology from loss emergence periods currently used to an estimate of lifetime credit losses required by the CECL standard. The estimated impact is still subject to further refinement based on continuing reviews of models, methodologies, assumptions and judgements. The actual effect on the allowance for credit losses at the adoption date will be dependent upon the nature of the characteristics of the portfolio as well as the macroeconomic conditions and forecasts at that date. The adoption of CECL is not expected to have a material effect on available-for-sale securities, which are primarily composed of agency-backed mortgage securities.
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
In August 2018, the FASB issued ASU 2018-15, Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. Current U.S. GAAP does not specifically address the accounting for implementation costs of a hosting arrangement that is a service contract. Accordingly, the amendments in this Update improve current U.S GAAP because they clarify that accounting and align the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The Company intends to adopt the amendments effective October 1, 2020. Management is currently assessing the impact the Update will have on the Company's disclosures.
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
●
cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems; and

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
Customers
•Branches are open and have returned to normal, operating business hours
•Through June 30, 2020, there were 1,835 customers representing $275.7 million of loans, who have been helped by COVID-19 related forbearance plans
•Customer relief provided in the form of: forbearance plans available for three months with an option for another three months, with multiple repayment options; waiving of late fees, overdraft fees and ATM fees
•Mobile banking features have been expanded, including mobile deposit limits
Associates
•Excluding customer facing associates, such as tellers in branches and some customer care representatives using corporate phone systems, over 75% of associates are able to work remotely
•All associates working at branches and the operations center are safely distanced and working in contained areas for safety. This includes installation of germ shields at all of our branches and associates and customers are required to wear masks
•Medical benefit plan enhancements have been made to ensure COVID-19 coverage
•An additional 10 days provided to associates for COVID-19 related absences
•$50,000 added to Rhonda’s Kiss Associate Fund for family hardships
Communities
•Third Federal Foundation helped launch the Greater Cleveland COVID-19 Rapid Response Fund to support those most in need ($6 million in funds raised to date)
•Providing emergency funding to Slavic Village P-16 partners
•Donated 300 N95 masks and hazmat suits to local hospitals
•Allocated $50,000 to fund COVID-19 Emergency small dollar loans for Seniors
Shareholders
•We are committed to paying an attractive dividend
•Continued serving and lending to our customers in a responsible way
•Strong credit quality and capital levels to support potential loan performance issues
•Staying true to the Third Federal Values that have guided us throughout history (love, trust, respect, commitment to excellence, and fun)
Beyond working through the challenges COVID-19 presents to the organization and society, management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and diverse funding sources to support our growth; and (4) monitoring and controlling our operating expenses.
Controlling Our Interest Rate Risk Exposure. Historically, our greatest risk has been our exposure to changes in interest rates. When we hold longer-term, fixed-rate assets, funded by liabilities with shorter-term re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding longer-term, fixed-rate mortgage assets primarily by maintaining regulatory capital in excess of levels required to be well capitalized, by promoting adjustable-rate loans and shorter-term fixed-rate loans, by marketing home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate, by opportunistically extending the duration of our funding sources and selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. The decision to extend the duration of some of our funding sources through interest rate swap contracts over the past few years has also caused additional interest rate risk exposure, as the current historical low market interest rates are lower than the rates in effect when the swap contracts were executed. This rate difference is reflected in the level of cash flow hedges included in accumulated other comprehensive loss.
Levels of Regulatory Capital
At June 30, 2020, the Company’s Tier 1 (leverage) capital totaled $1.77 billion, or 11.82% of net average assets and 21.62% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.53 billion, or 10.25% of net average assets and 18.73% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Nine Months Ended June 30, 2020		For the Nine Months Ended June 30, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$938,783	42.7%	$523,078	44.8%
Fixed-rate production:
Terms less than or equal to 10 years	205,885	9.4%	60,468	5.2%
Terms greater than 10 years	1,053,563	47.9%	583,617	50.0%
Total fixed-rate production	1,259,448	57.3%	644,085	55.2%
Total First Mortgage Loan Originations	$2,198,231	100.0%	$1,167,163	100.0%

	June 30, 2020		September 30, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of Residential Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$5,236,097	47.3%	$5,063,010	46.1%
Fixed-rate:
Terms less than or equal to 10 years	1,326,416	12.0%	1,484,403	13.5%
Terms greater than 10 years	4,500,943	40.7%	4,440,553	40.4%
Total fixed-rate	5,827,359	52.7%	5,924,956	53.9%
Total Residential Mortgage Loans Held For Investment	$11,063,456	100.0%	$10,987,966	100.0%
The following table sets forth the balances as of June 30, 2020 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2020	$23
2021	852,490
2022	1,000,943
2023	997,568
2024	288,193
2025	2,096,880
Total	$5,236,097
At June 30, 2020 and September 30, 2019, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $51.1 million and $3.7 million, respectively.

Loan Portfolio Yield
        The following tables set forth the balance and interest yield as of June 30, 2020 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	June 30, 2020
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,326,416	9.9%	2.96%
Terms greater than 10 years	4,500,943	33.6%	3.95%
Total Fixed-Rate loans	5,827,359	43.5%	3.72%

ARMs	5,236,097	39.1%	3.11%
Home Equity Loans and Lines of Credit	2,284,152	17.0%	2.54%
Construction and Other Loans	57,065	0.4%	3.49%
Total Loans Receivable	$13,404,673	100.0%	3.28%

	June 30, 2020
	Balance	Fixed Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,248,582	$4,383,340	46.6%	3.62%
Florida	1,813,474	703,367	13.6%	3.40%
Other	3,001,400	740,652	22.4%	3.05%
Total Residential Mortgage Loans	11,063,456	5,827,359	82.6%	3.43%
Home Equity Loans and Lines of Credit
Ohio	673,592	50,678	5.0%	2.59%
Florida	438,256	30,711	3.3%	2.54%
California	367,984	19,012	2.7%	2.59%
Other	804,320	15,720	6.0%	2.47%
Total Home Equity Loans and Lines of Credit	2,284,152	116,121	17.0%	2.54%
Construction and Other Loans	57,065	57,065	0.4%	3.49%
Total Loans Receivable	$13,404,673	$6,000,545	100.0%	3.28%

Marketing Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate, which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. At June 30, 2020, the principal balance of home equity lines of credit totaled $1.94 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.

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
During the nine months ended June 30, 2020, the balance of deposits increased $463.7 million, which included a $46.1 million increase in the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization). Additionally, during the nine months ended June 30, 2020, we decreased the balance of our short-term advances from the FHLB of Cincinnati by $439 million; and added $250 million of new, four- to five-year advances from the FHLB of Cincinnati; and we added $325 million of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately four to seven years at inception. Interest rate swaps are discussed later in Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended June 30, 2020, these funding source modifications facilitated asset growth of $292.4 million and funded stock repurchases of $0.4 million, dividends of $41.4 million and scheduled repayments of long-term borrowed funds of $274.0 million.
Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. Prior to fiscal 2010, this strategy was used to a greater extent to manage our interest rate risk, but it remains a tool available to us. At June 30, 2020, we serviced $1.91 billion of loans for others, of which $857 million was sold in the secondary market prior to fiscal 2010. The sales of first mortgage loans has increased significantly during fiscal 2020 due to a wave of fixed-rate refinances. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part 1, Item 2. under the heading Liquidity and Capital Resources, and in Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, or an extended period of a flat or inverted yield curve market persist, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. Continuous analysis and evaluation updates will be important as we monitor the impact to our borrowers as a result of the COVID-19 global pandemic. At June 30, 2020, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. Per the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, the COVID-19 related forbearance plans will not generally affect the delinquency status of the loan and therefore will not undergo a specific review. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy are classified as TDRs. At June 30, 2020, $19.3 million of loans in Chapter 7 bankruptcy status with no other modification to terms were included in total TDRs. At June 30, 2020, the recorded investment in non-accrual status loans included $21.5 million of performing loans in Chapter 7 bankruptcy status, of which $20.9 million were also reported as TDRs.
In an effort to limit our credit risk exposure and improve the credit performance of new customers, since 2009, we have tightened our credit criteria in evaluating a borrower's ability to successfully fulfill its repayment obligation, revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums and eliminated certain product features (such as interest-only and loans above certain LTV ratios). We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current fiscal year, the average credit score was 776, and the average LTV was 67%. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflects the higher credit standards to which we have subjected all new originations. As of June 30, 2020, loans originated prior to 2009 had a balance of $669.4 million, of which $17.9 million, or 2.7%, were delinquent, while loans originated in 2009 and after had a balance of $12.80 billion, of which $13.4 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At June 30, 2020, approximately 56.4% and 16.4% of the combined total of our Residential Core and construction loans held for investment and approximately 29.5% and 19.2% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and home equity loan originations for the nine months ended June 30, 2020, 25.2% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern as the majority of these loans were originated under less stringent underwriting and credit standards than our Residential Core portfolio. Although we no longer originate loans under this program and the principal balance in these loans had declined to $77.7 million at June 30, 2020, and constituted only 0.6% of our total “held for investment” loan portfolio balance, they comprised 14.0% and 15.4% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At June 30, 2020, approximately 95.6% and 4.3% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At June 30, 2020, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 6.3% and 5.4%, respectively. We attempted to manage our Home Today credit risk by requiring private mortgage insurance for some loans. At June 30, 2020, 12.5% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $77.4 million at June 30, 2020. Since the vast majority of Home Today loans were originated prior to March 2009 and we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, we have offered Fannie Mae eligible, Home Ready loans since fiscal 2016. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At June 30, 2020, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.25%. The Association's Tier 1 (leverage) capital ratio is lower at June 30, 2020 than its ratio at September 30, 2019, which was 10.54%, due primarily to a $57 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2019 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 39 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At June 30, 2020, deposits totaled $9.23 billion (including $553.9 million of brokered CDs), while borrowings totaled $3.76 billion and borrowers’ advances and servicing escrows totaled $134.3 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At June 30, 2020, these collateral pledge support arrangements provided the Association with the ability to immediately borrow an additional $13.6 million from the FHLB of Cincinnati and $393.3 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the balance outstanding at June 30, 2020 was $4.22 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $189.3 million. Third, we have the ability to purchase overnight Fed Funds up to $200 million through various arrangements with other institutions. Fourth, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At June 30, 2020, our investment securities portfolio totaled $514.3 million. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2020 and 2019, cash flows from operations provided $91.4 million and $72.6 million, respectively.
First mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more, and Home Ready) originated under Fannie Mae compliant procedures are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures, which are not eligible for sale to Fannie Mae. For loans that are not originated under Fannie Mae procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors. At June 30, 2020, $51.1 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale.” During the nine months ended June 30, 2020, the principal balance of loans sold to Fannie Mae included $42.9 million of agency-compliant Home Ready loans (including $3.2 million in contracts pending settlement) and $369.7 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans (including $40.0 million in contracts pending settlement). Additionally, $225.6 million of fixed-rate loans were sold to private investors.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.27% for the nine months ended June 30, 2020 and 1.40% for the nine months ended June 30, 2019. As of June 30, 2020, our average assets per full-time employee and our average deposits per full-time employee were $14.7 million and $9.1 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average of deposits (exclusive of brokered CDs) held at our branch offices ($234.5 million per branch office as of June 30, 2020) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

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
(1)individual valuation allowances (IVAs) established for any impaired loans dependent on cash flows, such as performing TDRs, and on loans individually reviewed that represents further deterioration in the fair value of the collateral not yet identified as uncollectible; and
(2)general valuation allowances (GVAs), which are comprised of quantitative GVAs, which are general allowances for loan losses for each loan type based on historical loan loss experience and qualitative GVAs, which are adjustments to the quantitative GVAs, maintained to cover uncertainties that affect our estimate of incurred probable losses for each loan type.
The qualitative GVAs expand our ability to identify and estimate probable losses and are based on our evaluation of the following factors, some of which are consistent with factors that impact the determination of quantitative GVAs. For example, delinquency statistics (both current and historical) are used in developing the quantitative GVAs while the trending of the delinquency statistics is considered and evaluated in the determination of the qualitative GVAs. Factors impacting the determination of qualitative GVAs include:
•changes in lending policies and procedures including underwriting standards, collection, charge-off or recovery practices;
•changes in national, regional, and local economic and business conditions and trends including treasury yields, housing market factors and trends, such as the status of loans in foreclosure, real estate in judgment and real estate owned, and unemployment statistics and trends;
•changes in the nature and volume of the portfolios including home equity lines of credit nearing the end of the draw period and adjustable-rate mortgage loans nearing a rate reset;
•changes in the experience, ability or depth of lending management;
•changes in the volume or severity of past due loans, volume of non-accrual loans, or the volume and severity of adversely classified loans including the trending of delinquency statistics (both current and historical), historical loan loss experience and trends, the frequency and magnitude of multiple restructurings of loans previously the subject of TDRs, and uncertainty surrounding borrowers’ ability to recover from temporary hardships for which short-term loan restructurings are granted;
•changes in the quality of the loan review system;
•changes in the value of the underlying collateral including asset disposition loss statistics (both current and historical) and the trending of those statistics, and additional charge-offs on individually reviewed loans;
•existence of any concentrations of credit; and
•effect of other external factors such as the COVID-19 pandemic, competition, market interest rate changes or legal and regulatory requirements including market conditions and regulatory directives that impact the entire financial services industry.
As of June 30, 2020 certain of our borrowers have experienced unemployment or reduced income as a result of the COVID-19 global pandemic and have requested some type of loan payment forbearance. We began offering short-term forbearance plans to borrowers affected by COVID-19 on March 13, 2020. These forbearance plans totaled $230.3 million, or 1.72% of total loans receivable, at June 30, 2020, of which $202.6 million were related to first mortgage loans and $27.8 million were related to home equity loans and lines of credit. Although we are not currently receiving payments on loans in active COVID-19 forbearance plans, the majority of these accounts are reported as current and accruing and are not currently, nor anticipated to be, included in the recorded investment of TDRs as the Company has elected to apply the temporary suspension of TDR requirements provided by the revised interagency statement and the CARES Act for eligible loan modifications. Further details about active COVID-19 forbearance plans and post-forbearance loan workouts can be found in Note 4, Allowance for Loan Losses, of the Notes to the Unaudited Interim Consolidated Financial Statements
At June 30, 2020, the severity of the impact from the COVID-19 pandemic on economic and housing markets and on borrower performance within our loan portfolios remains highly uncertain and, due to its recent onset, is not fully captured within our historical loan loss experience from which the quantitative portion of our allowance for loan losses is derived. Therefore, it was necessary to qualitatively assess our best estimate of probable losses related to the current economic environment heavily influenced by COVID-19. A thorough analysis was conducted, during which we considered, among other things, current and forecast unemployment rates, deterioration in housing indices, risk characteristics of accounts in COVID-19 forbearance plans, specific potential exposures within our loan portfolios and loss experience from previous recessions. At June 30, 2020, our allowance for loan losses totaled $45.6 million and included a qualitative component of $24.2 million, the majority of which is the result of the COVID-19 analysis.
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At June 30, 2020, the balance of such individual valuation allowances was $12.9 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and, if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Considering the review process and our suspension program, no allowance is deemed necessary for our unfunded commitments on this portfolio. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At June 30, 2020, we had a recorded investment of $2.31 billion in home equity loans and equity lines of credit outstanding, of which $5.5 million, or 0.2% were delinquent 90 days or more.
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

	June 30, 2020			March 31, 2020
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$19,625	43.1%	82.0%	$17,367	39.1%	82.0%
Residential Home Today	5,518	12.1%	0.6%	5,070	11.5%	0.6%
Home equity loans and lines of credit	20,416	44.8%	17.0%	21,945	49.4%	17.0%
Construction	5	—%	0.4%	5	—%	0.4%
Total allowance	$45,564	100.0%	100.0%	$44,387	100.0%	100.0%

	September 30, 2019			June 30, 2019
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$19,753	50.8%	82.5%	$18,720	47.6%	83.0%
Residential Home Today	4,209	10.8%	0.6%	3,378	8.6%	0.6%
Home equity loans and lines of credit	14,946	38.4%	16.5%	17,211	43.8%	16.0%
Construction	5	—%	0.4%	4	—%	0.4%
Total allowance	$38,913	100.0%	100.0%	$39,313	100.0%	100.0%
The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other loans are considered immaterial, therefore neither was segregated.

	As of and For the Three Months Ended June 30,		As of and For the Nine Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Allowance balance (beginning of the period)	$44,387	$40,286	$38,913	$42,418
Charge-offs:
Real estate loans:
Residential Core
Ohio	435	342	1,181	713
Florida	—	158	196	244
Other	5	—	20	85
Total Residential Core	440	500	1,397	1,042
Residential Home Today
Ohio	220	257	808	583
Total Residential Home Today	220	257	808	583
Home equity loans and lines of credit
Ohio	232	389	730	908
Florida	118	144	711	644
California	—	—	—	22
Other	241	227	507	504
Total Home equity loans and lines of credit	591	760	1,948	2,078
Total charge-offs	1,251	1,517	4,153	3,703
Recoveries:
Real estate loans:
Residential Core	573	498	1,747	1,475
Residential Home Today	680	385	1,867	1,477
Home equity loans and lines of credit	1,175	1,661	4,190	5,646
Total recoveries	2,428	2,544	7,804	8,598
Net recoveries (charge-offs)	1,177	1,027	3,651	4,895
Provision (Credit) for loan losses	—	(2,000)	3,000	(8,000)
Allowance balance (end of the period)	$45,564	$39,313	$45,564	$39,313
Ratios:
Net recoveries (charge-offs) to average loans outstanding (annualized)	0.03%	0.03%	0.04%	0.05%
Allowance for loan losses to non-accrual loans at end of the period	84.47%	53.24%	84.47%	53.24%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.34%	0.30%	0.34%	0.30%
Net recoveries continued, totaling $3.7 million during the nine months ended June 30, 2020 compared to $4.9 million during the nine months ended June 30, 2019. We reported net recoveries for 13 out of the last 14 quarters, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution.
Gross charge-offs increased slightly, but remained at relatively low levels, during the nine months ended June 30, 2020 when compared to the nine months ended June 30, 2019. We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of potential losses of those loans. Subject to the duration and depth of the impact from COVID-19, we expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

During the three months ended June 30, 2020, the total allowance for loan losses increased $1.2 million, to $45.6 million from $44.4 million at March 31, 2020, as we recorded no provision for loan losses. During the three months ended June 30, 2020, we recorded net recoveries of $1.2 million. The allowance for loan losses related to loans evaluated collectively increased by $1.9 million during the three months ended June 30, 2020, and the allowance for loan losses related to loans evaluated individually moderately decreased. Refer to the "Activity in the Allowance for Loan Losses" and "Analysis of the Allowance for Loan Losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other loans segments, changes during the three months ended June 30, 2020 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•Residential Core – The recorded investment of this segment decreased 1.5%, or $163.1 million, and its total allowance increased 13.0% or $2.3 million. The portion of allowance for this segment that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased $2.5 million, or 24.8%, from $10.3 million at March 31, 2020, to $12.8 million at June 30, 2020. The ratio of this portion of the allowance to the total balance of loans in this segment that were evaluated collectively, increased 0.03% to 0.12% at June 30, 2020 from 0.09% at March 31, 2020. Total delinquencies increased 1.3% to $17.8 million at June 30, 2020 from $17.6 million at March 31, 2020. Delinquencies greater than 90 days increased by 8.2% to $9.8 million at June 30, 2020 from $9.1 million at March 31, 2020. There were net recoveries of $0.1 million for the quarter ended June 30, 2020 compared to net charge-offs of $2 thousand during the quarter ended June 30, 2019. The increase in the ratio of the allowance is reflected by the overall deterioration in the macro-economic environment from the impact of the COVID-19 global outbreak.
•Residential Home Today – The recorded investment of this segment decreased 2.8%, or $2.7 million, as we are no longer originating loans under the Home Today program. The total allowance for this segment increased to $5.5 million at June 30, 2020, from $5.1 million at March 31, 2020. Similarly, the portion of allowance that was determined by evaluating groups of loans collectively increased to $3.2 million during the quarter ended June 30, 2020, from $2.6 million at March 31, 2020. The ratio of this portion of the allowance to the total balance of loans in this segment that were evaluated collectively, increased to 7.6% at June 30, 2020 from 6.0% at March 31, 2020. Total delinquencies decreased to $4.8 million at June 30, 2020 from $6.6 million at March 31, 2020. Delinquencies greater than 90 days decreased 11.8% to $2.5 million from $2.8 million at March 31, 2020. There were net recoveries of $0.5 million recorded during the current quarter compared to net recoveries of $0.1 million recorded during the quarter ended June 30, 2019. This allowance increased only slightly, reflecting increased COVID-19 exposure, but was tempered based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. Risk remains based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans.
•Home Equity Loans and Lines of Credit – The recorded investment of this segment decreased 1.4%, or $32.5 million, to $2.31 billion at June 30, 2020 from $2.34 billion at March 31, 2020. The total allowance for this segment decreased 7.0% to $20.4 million from $21.9 million at March 31, 2020. During the quarter ended June 30, 2020, the portion of allowance for this segment that was determined by evaluating groups of loans collectively, decreased by $1.2 million, or 6.7%, from $17.8 million to $16.6 million. The ratio of this portion of the allowance to the total balance of loans in this segment that were evaluated collectively decreased 0.04% to 0.73% at June 30, 2020 from 0.77% at March 31, 2020. Total delinquencies for this portfolio segment decreased 5.6% to $8.8 million at June 30, 2020 as compared to $9.3 million at March 31, 2020. Delinquencies greater than 90 days increased 13.5% to $5.5 million at June 30, 2020 from $4.8 million at March 31, 2020. Net recoveries for this loan segment during the current quarter were less at $0.6 million as compared to $0.9 million for the quarter ended June 30, 2019. While there were some improvements in the credit metrics of this portfolio during the quarter, the elevated allowance for this loan segment reflects our consideration of the potentially adverse impact from the COVID-19 outbreak.

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

	June 30, 2020		March 31, 2020		September 30, 2019		June 30, 2019
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,174,267		$6,333,074		$6,197,261		$6,084,087
Florida	1,810,151		1,779,467		1,748,816		1,748,170
Other	3,001,314		3,036,297		2,956,947		2,994,520
Total Residential Core	10,985,732	82.0%	11,148,838	82.0%	10,903,024	82.5%	10,826,777	83.0%
Residential Home Today
Ohio	74,315		76,681		81,081		83,723
Florida	3,323		3,632		3,771		3,889
Other	86		88		90		173
Total Residential Home Today	77,724	0.6%	80,401	0.6%	84,942	0.6%	87,785	0.6%
Home equity loans and lines of credit
Ohio	673,592		686,604		677,212		668,755
Florida	438,256		441,711		415,849		403,551
California	367,984		382,065		357,550		338,952
Other	804,320		806,139		724,350		674,595
Total Home equity loans and lines of credit	2,284,152	17.0%	2,316,519	17.0%	2,174,961	16.5%	2,085,853	16.0%
Total Construction	54,345	0.4%	52,569	0.4%	52,332	0.4%	47,650	0.4%
Other loans	2,720	—%	2,700	—%	3,166	—%	2,878	—%
Total loans receivable	13,404,673	100.0%	13,601,027	100.0%	13,218,425	100.0%	13,050,943	100.0%
Deferred loan expenses, net	44,776		44,941		41,976		41,724
Loans in process	(28,447)		(27,127)		(25,743)		(24,856)
Allowance for loan losses	(45,564)		(44,387)		(38,913)		(39,313)
Total loans receivable, net	$13,375,438		$13,574,454		$13,195,745		$13,028,498

At June 30, 2020, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $345.4 million in home equity loans (which included $219.5 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $15.5 million in bridge loans) and $1.94 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2020. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,482,495	$549,029	0.11%	60%	51%
Florida	702,976	347,280	0.06%	57%	51%
California	668,770	308,328	0.01%	61%	58%
Other (1)	1,591,607	734,127	0.03%	64%	59%
Total home equity lines of credit in draw period	4,445,848	1,938,764	0.06%	61%	54%
Home equity lines in repayment, home equity loans and bridge loans	345,388	345,388	1.29%	65%	45%
Total	$4,791,236	$2,284,152	0.24%	61%	53%
_________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio and 5% of total loans.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2020. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
At June 30, 2020, 36.2% of our home equity lending portfolio was either in a first lien position (20.5%), in a subordinate (second) lien position behind a first lien that we held (13.1%) or behind a first lien that was held by a loan that we originated, sold and now service for others (2.6%). At June 30, 2020, 13.5% of our home equity line of credit portfolio in the draw period was making only the minimum payment on the outstanding line balance.

The following table sets forth by calendar origination year, the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2020. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period (3)
2010 and Prior	$2,014	$486	—%	38%	45%
2013	40	19	—%	79%	53%
2014	88,035	24,545	—%	59%	39%
2015	152,495	52,091	0.08%	59%	42%
2016	355,718	134,894	0.25%	61%	47%
2017	763,858	329,127	0.10%	60%	50%
2018	1,041,499	494,430	0.05%	60%	55%
2019	1,382,034	673,712	0.02%	62%	60%
2020	660,156	229,460	—%	61%	61%
Total home equity lines of credit in draw period	4,445,849	1,938,764	0.06%	61%	54%
Home equity lines in repayment, home equity loans and bridge loans	345,388	345,388	1.29%	65%	45%
Total	$4,791,237	$2,284,152	0.24%	61%	53%
________________
(1)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(2)Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2020. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
(3)There are no remaining principal balances of home equity lines of credit for years 2011 and 2012. Those years are excluded from the table above.
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

The following table sets forth by fiscal year when the draw period expires, the principal balance of home equity lines of credit in the draw period as of June 30, 2020, segregated by the current combined LTV range.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (1)	Total
	(Dollars in thousands)
2020	$35,738	$116	$—	$23	$—	$35,877
2021	25,033	—	—	—	—	25,033
2022	25	—	—	—	—	25
2023	19	—	—	—	—	19
2024	15,038	71	—	—	—	15,109
2025	41,006	52	—	—	17	41,075
Post 2025	1,809,937	10,954	159	280	296	1,821,626
Total	$1,926,796	$11,193	$159	$303	$313	$1,938,764
_________________
(1)Market data necessary for stratification is not readily available.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of June 30, 2020.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$4,416,742	$1,926,796	99.4%	0.06%	61%	54%
80 - 89.9%	27,615	11,193	0.6%	0.20%	79%	81%
90 - 100%	160	159	—%	—%	87%	93%
> 100%	795	303	—%	7.36%	60%	130%
Unknown (1)	536	313	—%	—%	42%	(1)
	$4,445,848	$1,938,764	100.0%	0.06%	61%	54%
_________________
(1)Market data necessary for stratification is not readily available.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2020. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Delinquent Loans
The following tables set forth the recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency as of the dates indicated.

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
June 30, 2020
Real estate loans:
Residential Core
Ohio	$5,712	$5,696	$11,408
Florida	1,205	2,483	3,688
Other	1,088	1,661	2,749
Total Residential Core	8,005	9,840	17,845
Residential Home Today
Ohio	2,265	2,398	4,663
Florida	81	97	178
Total Residential Home Today	2,346	2,495	4,841
Home equity loans and lines of credit
Ohio	776	2,041	2,817
Florida	687	933	1,620
California	518	584	1,102
Other	1,310	1,932	3,242
Total Home equity loans and lines of credit	3,291	5,490	8,781
Total	$13,642	$17,825	$31,467

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
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
Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.13% of total net loans at June 30, 2020, 0.12% at both March 31, 2020 and September 30, 2019, and 0.16% at June 30, 2019. Total loans delinquent (i.e. delinquent 30 days or more) were 0.23% of total net loans at June 30, 2020, 0.25% at March 31, 2020, 0.27% at September 30, 2019 and 0.29% at June 30, 2019.

Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	June 30, 2020	March 31, 2020	September 30, 2019	June 30, 2019
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$30,306	$32,960	$37,052	$38,696
Residential Home Today	10,615	11,231	12,442	13,085
Home equity loans and lines of credit	13,018	13,654	21,771	22,055
Total non-accrual loans (1)(2)	53,939	57,845	71,265	73,836
Real estate owned	1,395	2,728	2,163	2,120
Total non-performing assets	$55,334	$60,573	$73,428	$75,956
Ratios:
Total non-accrual loans to total loans	0.40%	0.42%	0.54%	0.57%
Total non-accrual loans to total assets	0.36%	0.39%	0.49%	0.51%
Total non-performing assets to total assets	0.37%	0.40%	0.50%	0.53%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$47,301	$48,029	$47,829	$49,575
Residential Home Today	24,369	24,720	24,651	25,176
Home equity loans and lines of credit	29,381	29,906	24,438	25,444
Total	$101,051	$102,655	$96,918	$100,195
_________________
(1)At June 30, 2020, March 31, 2020, September 30, 2019, and June 30, 2019, the totals include $33.8 million, $37.4 million, $52.1 million, and $49.8 million, respectively, in TDRs, which are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because of a prior partial charge off, or because all borrowers have filed Chapter 7 bankruptcy, and not reaffirmed or been dismissed.
(2)At June 30, 2020, March 31, 2020, September 30, 2019, and June 30, 2019 the totals include $8.3 million,$8.2 million, $8.4 million and $10.7 million in TDRs that are 90 days or more past due, respectively.
The gross interest income that would have been recorded during the nine months ended June 30, 2020 and June 30, 2019 on non-accrual loans, if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period, was $6.0 million and $6.8 million, respectively. The interest income recognized on those loans included in net income for the nine months ended June 30, 2020 and June 30, 2019 was $3.7 million and $4.1 million, respectively. At June 30, 2020, the balance of accrued interest receivable includes $2.0 million of unpaid interest on active COVID-19 forbearance plans.
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

	June 30, 2020	March 31, 2020	September 30, 2019	June 30, 2019
	(Dollars in thousands)
Non-Accrual Loans	$53,939	$57,845	$71,265	$73,836
Accruing TDRs	101,051	102,655	96,917	100,195
Performing Impaired Loans	4,364	3,932	4,907	5,190
Less Loans Collectively Evaluated	(2,940)	(4,391)	(2,616)	(3,720)
Total Impaired loans	$156,414	$160,041	$170,473	$175,501
In response to the economic challenges facing many borrowers, we continue to restructure loans. Loan restructuring is a method used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers' loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on impairment measurement, see Note 4 to the Unaudited Interim Consolidated Financial Statements: LOANS AND ALLOWANCE FOR LOAN LOSSES. We had $143.2 million of TDRs (accrual and non-accrual) recorded at June 30, 2020. This was a decrease in the recorded investment of TDRs of $5.1 million, $14.2 million and $17.5 million from March 31, 2020, September 30, 2019 and June 30, 2019, respectively.
The following table sets forth the recorded investment in accrual and non-accrual TDRs, by the types of concessions granted, as of June 30, 2020. Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company.

	Initial Restructurings	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$26,553	$14,806	$5,942	$47,301
Residential Home Today	13,512	9,566	1,291	24,369
Home equity loans and lines of credit	27,837	667	877	29,381
Total	$67,902	$25,039	$8,110	$101,051
Non-Accrual, Performing
Residential Core	$2,682	$7,007	$9,870	$19,559
Residential Home Today	1,331	4,752	1,680	7,763
Home equity loans and lines of credit	2,882	2,124	1,512	6,518
Total	$6,895	$13,883	$13,062	$33,840
Non-Accrual, Non-Performing
Residential Core	$2,427	$1,749	$606	$4,782
Residential Home Today	661	1,181	248	2,090
Home equity loans and lines of credit	851	261	303	1,415
Total	$3,939	$3,191	$1,157	$8,287
Total TDRs
Residential Core	$31,662	$23,562	$16,418	$71,642
Residential Home Today	15,504	15,499	3,219	34,222
Home equity loans and lines of credit	31,570	3,052	2,692	37,314
Total	$78,736	$42,113	$22,329	$143,178
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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates, including the impact of tax rate changes, such as those implemented by the Tax Cuts and Jobs Act signed into law in December 2017, and the impact of other tax law changes, such as those implemented by the CARES Act signed into law in March, 2020, that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At June 30, 2020, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at June 30, 2020, there is no guarantee that those assets, if any, will be recognizable in the future.
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

Comparison of Financial Condition at June 30, 2020 and September 30, 2019
Total assets increased $292.4 million, or 2%, to $14.83 billion at June 30, 2020 from $14.54 billion at September 30, 2019. This increase was primarily the result of new loan origination levels exceeding the total of loan sales and principal repayments, as well as increases in cash and cash equivalents, FHLB stock and other assets, partially offset by a decrease in premises, equipment and software.
Cash and cash equivalents increased $54.2 million, or 20%, to $329.3 million at June 30, 2020 from $275.1 million at September 30, 2019. We manage cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities, all of which are classified as available for sale, decreased $33.6 million, or 6%, to $514.3 million at June 30, 2020 from $547.9 million at September 30, 2019. Investment securities decreased as $133.7 million in purchases and a $10.4 million reduction of unrealized losses were exceeded by the combined effect of $173.5 million in principal paydowns and $4.2 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the nine months ended June 30, 2020. There were no sales of investment securities during the nine months ended June 30, 2020.
Loans held for investment, net, increased $179.7 million, or 1%, to $13.38 billion at June 30, 2020 from $13.20 billion at September 30, 2019. This increase was based on a combination of a $75.5 million, or 1%, increase in residential mortgage loans to $11.06 billion at June 30, 2020 from $10.99 billion at September 30, 2019 and a $109.2 million increase in the balance of home equity loans and lines of credit during the nine months ended June 30, 2020, as new originations and additional draws on existing accounts exceeded repayments. During the nine months ended June 30, 2020, $938.8 million of three- and five-year “SmartRate” loans were originated while $1.3 billion of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These originations were offset by paydowns and fixed-rate loan sales. Between September 30, 2019 and June 30, 2020, the total fixed-rate portion of the first mortgage loan portfolio decreased $97.6 million and was comprised of a decrease of $158.0 million in the balance of fixed-rate loans with original terms of 10 years or less partially offset by an increase of $60.3 million in the balance of fixed-rate loans with original terms greater than 10 years. During the nine months ended June 30, 2020, we completed $638.2 million in loan sales (including $43.2 million in contracts pending settlement), which included $225.6 million to private investors, $42.9 million of agency-compliant Home Ready loans and $369.7 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans sold to Fannie Mae. During the nine months ended June 30, 2020, $230.3 million of fixed-rate residential mortgage loans, originated and serviced by the Association and sold to an investor in a prior year, were purchased from that investor. Also, during the nine months ended June 30, 2020, we purchased long-term, fixed-rate first mortgage loans which had a remaining unpaid principal balance of $8.0 million.
Commitments originated for home equity lines of credit and equity and bridge loans were $1.1 billion for the nine months ended June 30, 2020 compared to $1.3 billion for the nine months ended June 30, 2019. At June 30, 2020, pending commitments to originate new home equity lines of credit were $52.0 million and equity and bridge loans were $34.6 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The allowance for loan losses increased $6.7 million, or 17%, to $45.6 million at June 30, 2020 from $38.9 million at September 30, 2019. As a result of loan recoveries exceeding charge-offs, the Company reported net loan recoveries of $3.7 million for the nine months ended June 30, 2020 as compared to net loan recoveries of $4.9 million for the nine months ended June 30, 2019. However, while actual loan charge-offs and delinquencies remained low at June 30, 2020, some borrowers have experienced unemployment or reduced income as a result of the COVID-19 pandemic. While we continue to offer assistance to our borrowers which includes forbearance programs, factors related to potential loan performance as a result of COVID-19 triggered an increase in the provision for the most recent nine months. The provision for loan losses was $3.0 million for the nine months ended June 30, 2020 as compared to a credit of $8.0 million for the nine months ended June 30, 2019. Refer to Note 4. Loans and Allowance for Loan Losses for additional discussion.
The amount of FHLB stock owned increased $34.9 million to $136.8 million at June 30, 2020 from $101.9 million at September 30, 2020, as a result of FHLB stock ownership requirements.
Prepaid expenses and other assets increased $29.0 million to $117.0 million at June 30, 2020 from $88.0 million at September 30, 2019. This increase included a $16.6 million net increase in the right of use asset related to the Company's operating leases due to the adoption of the recently issued accounting guidance on the treatment of leases. Additionally, there was a $19.1 million increase in the deferred tax asset and a $5.4 million increase in the initial margin requirement posted on interest rate swap contracts. Partially offsetting these increases was a $9.8 million decrease in prepaid taxes and a $1.2 million decrease in receivable due to the ESOP.
Deposits increased $463.7 million, or 5%, to $9.23 billion at June 30, 2020 from $8.77 billion at September 30, 2019. The increase in deposits resulted primarily from a $261.3 million increase in CDs, a $106.7 million increase in our high-yield checking accounts and a $81.5 million increase in our savings accounts (which included a $48.0 million increase in money market accounts in the state of Florida and a $33.5 million increase in high yield savings accounts). We believe that our savings and checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at June 30, 2020 was $553.9 million, which included an increase of $46.1 million during the nine months ended June 30, 2020.
Borrowed funds, all from the FHLB of Cincinnati, decreased $143.8 million, or 4%, to $3.76 billion at June 30, 2020 from $3.90 billion at September 30, 2019. Activity included $325.0 million of new 90-day advances that are hedged by equal notional amounts of new interest rate swaps with initial fixed-pay terms of four to seven years and $250.0 million of new long-term advances with terms of four to five years, offset by scheduled principal repayments of long-term advances and a $439.0 million decrease in the balance of short-term advances. The total balance of borrowed funds of $3.76 billion at June 30, 2020 consisted of overnight and short-term advances of $61.0 million, long-term advances of $621.4 million with a remaining weighted average maturity of approximately two years and short-term advances of $3.08 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 3.3 years. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately four to seven years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview and Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Total shareholders’ equity decreased $41.3 million, or 2%, to $1.66 billion at June 30, 2020 from $1.70 billion at September 30, 2019. This net decrease primarily reflected the positive effect of $69.7 million of net income offset by a combination of a $76.6 million decrease in accumulated other comprehensive loss, mainly the result of changes in market interest rates related to our interest rate swaps, $41.4 million of cash dividend payments, $1.9 million of treasury stock allocated to the equity incentive plan and $0.4 million of repurchases of outstanding common stock.. Adjustments of $9.3 million related to our stock compensation plan and ESOP further offset the decrease. As a result of a July 16, 2019 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns approximately 81% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$279,422	$71	0.10%	$215,523	$1,256	2.33%
Investment securities	—	—	—%	3,992	24	2.40%
Mortgage-backed securities	529,201	2,397	1.81%	562,877	3,365	2.39%
Loans (2)	13,469,084	106,839	3.17%	12,919,756	115,129	3.56%
Federal Home Loan Bank stock	136,451	651	1.91%	99,173	1,269	5.12%
Total interest-earning assets	14,414,158	109,958	3.05%	13,801,321	121,043	3.51%
Noninterest-earning assets	583,470			425,132
Total assets	$14,997,628			$14,226,453
Interest-bearing liabilities:
Checking accounts	$946,799	312	0.13%	$883,416	868	0.39%
Savings accounts	1,538,656	1,192	0.31%	1,409,334	3,191	0.91%
Certificates of deposit	6,625,737	31,560	1.91%	6,419,914	33,100	2.06%
Borrowed funds	3,848,755	14,015	1.46%	3,572,771	18,366	2.06%
Total interest-bearing liabilities	12,959,947	47,079	1.45%	12,285,435	55,525	1.81%
Noninterest-bearing liabilities	351,552			192,553
Total liabilities	13,311,499			12,477,988
Shareholders’ equity	1,686,129			1,748,465
Total liabilities and shareholders’ equity	$14,997,628			$14,226,453
Net interest income		$62,879			$65,518
Interest rate spread (1)(3)			1.60%			1.70%
Net interest-earning assets (4)	$1,454,211			$1,515,886
Net interest margin (1)(5)		1.74%			1.90%
Average interest-earning assets to average interest-bearing liabilities	111.22%			112.34%
Selected performance ratios:
Return on average assets (1)		0.72%			0.51%
Return on average equity (1)		6.37%			4.18%
Average equity to average assets		11.24%			12.29%
_________________
(1)Annualized.
(2)Loans include both mortgage loans held for sale and loans held for investment.
(3)Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $8.5 million, or 46%, to $26.8 million for the quarter ended June 30, 2020 from $18.3 million for the quarter ended June 30, 2019. The increase in net income was attributable to increases in the net gain on sale of loans, lower non-interest expense and a lower effective tax rate, partially offset by a decline in net interest income and an increase in the provision for loan losses.

Interest and Dividend Income. Interest and dividend income decreased $11.1 million, or 9%, to $110.0 million during the current quarter compared to $121.0 million during the same quarter in the prior year. The decrease in interest and dividend income occurred in all classes of interest-earning assets.
Interest income on loans decreased $8.3 million, or 7%, to $106.8 million during the current quarter compared to $115.1 million during the same quarter in the prior year. This change was attributed to a 39 basis point decrease in the average yield to 3.17% for the current quarter from 3.56% for the same quarter last year as market interest rate decreases have impacted loan yields, particularly home equity lending products that feature interest rates that reset based on the prime rate. Partially offsetting the decline in the average yield was a $549.3 million, or a 4%, increase in the average balance of loans to $13.47 billion for the quarter ended June 30, 2020 compared to $12.92 billion during the same quarter last year as new loan production exceeded repayments and loan sales.
Interest income on other interest earning cash equivalents decreased $1.2 million, or 94%, to $0.1 million during the current three months compared to $1.3 million for the three months ended June 30, 2019. The decrease was attributed to a 223 basis point decrease in the average yield partially offset by a $63.9 million increase in the average balance of other interest earning cash equivalents to $279.4 million from $215.5 million for the same three months in the prior year.
Interest income on mortgage-backed securities decreased $1.0 million to $2.4 million during the current three months compared to $3.4 million for the three months ended June 30, 2019. This decrease was attributed to a 58 basis point decrease in the average yield on mortgage-backed securities as well as a $33.7 million decrease in the average balance of mortgage-backed securities to $529.2 million for the current three months compared to $562.9 million during the same three months in the prior year.
Interest income on FHLB stock decreased $0.6 million, or 49% to $0.7 million during the current three months compared to $1.3 million for the three months ended June 30, 2019. This decrease was attributed to a 321 basis point decrease in the average yield on FHLB stock partially offset by an $37.3 million increase in the average balance of FHLB stock to $136.5 million from $99.2 million for the same three months in the prior year. The decrease in the average yield was a result of the FHLB lowering the dividend yield on its stock to 2.5% during the quarter ended March 31, 2020, and maintaining it at that level during the quarter ended June 2020, in response to decreased market interest rates.
Interest Expense. Interest expense decreased $8.4 million, or 15%, to $47.1 million during the current quarter compared to $55.5 million during the quarter ended June 30, 2019. The decrease resulted from a decline in interest expense on deposits as well as borrowed funds.
Interest expense on savings accounts decreased $2.0 million, or 63%, to $1.2 million during the current quarter from $3.2 million during the quarter ended June 30, 2019. This decline was attributable to a 60 basis point decrease in the average rate paid on savings accounts to 0.31% during the current quarter from 0.91% from the same quarter last year. Partially offsetting this decline was a $129.3 million, or 9%, increase in the average balance of savings accounts to $1.54 billion during the current quarter compared to $1.41 billion during the same quarter of the prior year. Interest expense on CDs decreased $1.5 million, or 5%, to $31.6 million during the current quarter compared to $33.1 million during the quarter ended June 30, 2019. The decrease was attributed to a 15 basis point decrease in the average rate paid on CDs to 1.91% for the current quarter from 2.06% for the same quarter last year. There was a $205.8 million, or 3%, increase in the average balance of CDs to $6.63 billion during the current quarter from $6.42 billion during the same quarter of the prior year. Rates were adjusted on deposits in response to changes in the rates paid by our competition. The increase in deposits was used to help fund our balance sheet growth, reduce borrowed funds and fund our capital management activities, mainly dividend payments.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, decreased $4.4 million, or 24%, to $14.0 million during the current quarter compared to $18.4 million during the quarter ended June 30, 2019. This decrease was mainly attributed to a 60 basis point decrease in the average rate paid on these funds to 1.46% for the current quarter from 2.06% for the same quarter last year as market interest rates have decreased between the two periods. Part of the decrease in the average rate was an unusual difference in the 90 day rate we pay to the FHLB and the 90 day LIBOR based rate we receive in our swap transactions. Normally these two rates essentially offset each other, but for a good part of April and May, 2020, the receive rate was much higher than the pay rate, helping to reduce the average rate. Partially offsetting the decrease in the rate paid on borrowed funds was a $276.0 million, or 8%, increase in the average balance of borrowed funds to $3.85 billion during the current quarter from an average balance of $3.57 billion during the same quarter of the prior year. The use of interest rate swap contracts in prior periods to extend the duration and fix the interest rate cost of borrowed funds also limited the ability to further reduce interest expense on borrowed funds. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $2.6 million to $62.9 million during the current quarter when compared to $65.5 million for the three months ending June 30, 2019. While the average balances of interest-earning assets increased and the average cost of interest-bearing liabilities decreased when compared to the same periods last year, those factors were more than offset by a decrease in the yield on interest-earning assets and an increase in the average balance of deposits and borrowings. Our average interest earning assets during the current quarter increased $612.8 million, or 4%, when compared to the quarter ended June 30, 2019. The increase in average interest-earning assets was attributed primarily to the growth of the loan portfolio and to a lesser extent other interest earning cash equivalents and Federal Home Loan Bank stock, partially offset by a decrease in mortgage-backed and investment securities. Offsetting the increase in average interest earning assets was a 46 basis point decrease in the yield on those assets to 3.05% from 3.51%. Our interest rate spread decreased 10 basis points to 1.60% compared to 1.70% during the same quarter last year, reflecting the effect of the low interest rate environment. Our net interest margin decreased 16 basis points to 1.74% in the current quarter compared to 1.90% for the same quarter last year.
Provision for Loan Losses. We recorded no provision for loan losses during the quarter ended June 30, 2020, compared to a credit for loan losses of $2.0 million during the quarter ended June 30, 2019. While there was no provision for loan losses during the current quarter, the lack of a credit to the provision, when compared to the prior year quarter, reflected the preliminary economic impact from the COVID-19 outbreak that has led to increased unemployment and deterioration in the overall macro-economic environment. We continue to monitor the effect unemployment will have on our borrowers and the broader market, including the longer term impact to the relative values of residential properties. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for loan losses previously provided. In the current quarter we recorded net recoveries of $1.2 million compared to net recoveries of $1.0 million in the quarter ended June 30, 2019. Loan loss provisions (credits) are recorded with the objective of aligning our allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $45.6 million, or 0.34% of total recorded investment in loans receivable, at June 30, 2020, compared to $39.3 million or 0.30% of total recorded investment in loans receivable at June 30, 2019. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-in-process. Refer to the Lending Activities section of the Overview and Note 4. Loans and Allowance for Loan Losses for further discussion.
Non-Interest Income. Non-interest income increased $10.2 million, or 201%, to $15.3 million during the current quarter compared to $5.1 million during the quarter ended June 30, 2019 mainly as a result of an increase in the net gain on sale of loans. Gains on the sale of loans increased $10.3 million to $10.8 million compared to $0.5 million for the same quarter in the prior year as there were $314.9 million of loan sales during the current quarter compared to $26.3 million of loan sales during the quarter ended June 30, 2019, and lower market interest rates drove larger percentage gains on those fixed-rate loan sales. Gains on the sale of loans in the current quarter included $2.3 million of gains on loan sales closing in July, 2020, as a result of an accounting election for contracts that were in existence at a quarter end.
Non-Interest Expense. Non-interest expense decreased $5.1 million, or 10%, to $44.8 million during the current quarter compared to $49.9 million during the quarter ended June 30, 2019. The decrease resulted primarily from a decline in marketing expenses as well as salaries and employee benefits. Marketing expenditures decreased $2.4 million during the current quarter as compared to the quarter ended June 30, 2019 and was attributed to the timing of media campaigns supporting our lending activities, as marketing was temporarily reduced following the COVID-19 outbreak. There was a $1.2 million decrease in salaries and employee benefits during the current three-month period compared to the three-month period ended June 30, 2019, primarily related to both the timing and amount of health insurance for our employees, which can fluctuate based on the timing of claims.
Income Tax Expense. The provision for income taxes increased $2.0 million to $6.5 million during the current quarter compared to $4.5 million during the quarter ended June 30, 2019 reflecting the higher level of pre-tax income during the more recent period. The provision for the current quarter included $5.8 million of federal income tax provision and $0.7 million of state income tax provision. The provision for the quarter ended June 30, 2019 included $4.8 million of federal income tax provision and $0.3 million of state income tax benefit. Our effective federal tax rate was 17.9% during the current quarter and 20.7% during the quarter ended June 30, 2019.

Comparison of Operating Results for the Nine Months Ended June 30, 2020 and 2019
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Nine Months Ended			Nine Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$255,040	$1,791	0.94%	$218,789	$3,743	2.28%
Investment securities	—	—	—%	3,981	71	2.38%
Mortgage-backed securities	541,395	8,172	2.01%	555,061	9,936	2.39%
Loans (2)	13,400,075	337,267	3.36%	12,889,286	341,926	3.54%
Federal Home Loan Bank stock	114,417	2,306	2.69%	95,420	4,098	5.73%
Total interest-earning assets	14,310,927	349,536	3.26%	13,762,537	359,774	3.49%
Noninterest-earning assets	527,036			403,760
Total assets	$14,837,963			$14,166,297
Interest-bearing liabilities:
Checking accounts	$896,398	1,166	0.17%	$887,980	2,477	0.37%
Savings accounts	1,511,661	6,755	0.60%	1,358,347	8,267	0.81%
Certificates of deposit	6,601,262	100,942	2.04%	6,383,562	94,254	1.97%
Borrowed funds	3,827,524	48,571	1.69%	3,597,994	53,685	1.99%
Total interest-bearing liabilities	12,836,845	157,434	1.64%	12,227,883	158,683	1.73%
Noninterest-bearing liabilities	285,548			177,676
Total liabilities	13,122,393			12,405,559
Shareholders’ equity	1,715,570			1,760,738
Total liabilities and shareholders’ equity	$14,837,963			$14,166,297
Net interest income		$192,102			$201,091
Interest rate spread (1)(3)			1.62%			1.76%
Net interest-earning assets (4)	$1,474,082			$1,534,654
Net interest margin (1)(5)		1.79%			1.95%
Average interest-earning assets to average interest-bearing liabilities	111.48%			112.55%
Selected performance ratios:
Return on average assets (1)		0.63%			0.55%
Return on average equity (1)		5.42%			4.45%
Average equity to average assets		11.56%			12.43%
_________________
(1)Annualized.
(2)Loans include both mortgage loans held for sale and loans held for investment.
(3)Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $11.0 million to $69.7 million for the nine months ended June 30, 2020 compared to $58.7 million for the nine months ended June 30, 2019. The increase in net income was attributable to an increase in the gain on sale of loans, lower non-interest expenses, and a gain from the sale of commercial properties. Partially offsetting the positive increases was a decline in net interest income and an increase in the provision for loan losses.
Interest and Dividend Income. Interest and dividend income decreased $10.3 million, or 3%, to $349.5 million during the nine months ended June 30, 2020 compared to $359.8 million during the same nine months in the prior year. The decrease in interest and dividend income resulted from decreases in interest income from all classes of interest-earning assets.
Interest income on loans decreased $4.6 million, or 1%, to $337.3 million for the nine months ended June 30, 2020 compared to $341.9 million for the nine months ended June 30, 2019. This decrease was attributed mainly to an 18 basis point decrease in the average yield on loans to 3.36% for the nine months ended June 30, 2020 from 3.54% for the same nine months in the prior fiscal year. Partially offsetting the decline in average yield, was a $510.8 million increase in the average balance of loans to $13.40 billion for the current nine months compared to $12.89 billion during the same nine months in the prior fiscal year as new loan production exceeded repayments and loan sales. Overall, market interest rate decreases during the period reduced our loan yields, particularly on home equity lending products that feature interest rates that reset based on the prime rate.
Interest income on other interest earning cash equivalents decreased $1.9 million, or 52%, to $1.8 million during the current nine months compared to $3.7 million for the nine months ended June 30, 2019. The decrease was attributed to a 134 basis point decrease in the average yield partially offset by a $36.2 million increase in the average balance of other interest earning cash equivalents to $255.0 million from $218.8 million for the same nine months in the prior fiscal year.
Interest income on FHLB stock decreased $1.8 million, or 44%, to $2.3 million during the current nine months compared to $4.1 million for the nine months ended June 30, 2019. This decrease was attributed to a 304 basis point decrease in the average yield on FHLB stock partially offset by a $19.0 million increase in the average balance of FHLB stock to $114.4 million compared to $95.4 million for the same nine months in the prior fiscal year.
Interest income on mortgage-backed securities decreased $1.7 million, or 17%, to $8.2 million during the current nine months compared to $9.9 million during the nine months ended June 30, 2019. This decrease was attributed to a 38 basis point decrease in the average yield on mortgage-backed securities as well as a $13.7 million decrease in the average balance of mortgage-backed securities to $541.4 million for the current nine months compared to $555.1 million during the same nine months in the prior fiscal year.
Interest Expense. Interest expense decreased $1.3 million, or less than 1%, to $157.4 million during the current nine months compared to $158.7 million during the nine months ended June 30, 2019. The decrease resulted primarily from an decrease in interest expense on borrowed funds partially offset by an increase in interest expense on deposits.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, decreased $5.1 million, or 9%, to $48.6 million during the nine months ended June 30, 2020 from $53.7 million during the nine months ended June 30, 2019. The decrease was attributed to a 30 basis point decrease in the average rate paid for these funds to 1.69%, during the nine months ended June 30, 2020 from 1.99% for the nine months ended June 30, 2019. Partially offsetting the decrease in the rate paid on borrowed funds was a $229.5 million, or 6%, increase in the average balance of borrowed funds to $3.83 billion during the current nine months from $3.60 billion during the same nine months of the prior fiscal year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Interest expense on CDs increased $6.6 million, or 7%, to $100.9 million during the nine months ended June 30, 2020 compared to $94.3 million during the nine months ended June 30, 2019. The increase was attributed primarily to a seven basis point increase in the average rate we paid on CDs to 2.04% during the current nine months from 1.97% during the same nine months last year. In addition, there was a $217.7 million, or 3%, increase in the average balance of CDs to $6.60 billion from $6.38 billion during the same nine months of the prior year. Interest expense on savings and checking accounts decreased $1.5 million and decreased $1.3 million, respectively, to $6.8 million and $1.2 million during the nine months ended June 30, 2020, compared to $8.3 million and $2.5 million for the same nine month period of the prior fiscal year. Rates were adjusted on deposits in response to changes in market interest rates as well as to changes in the rates paid by our competitors. The increase in deposits was used to help reduce our borrowings, fund our balance sheet growth and our capital management activities, including share repurchases and dividend payments.
Net Interest Income. Net interest income decreased $9.0 million, or 4%, to $192.1 million during the nine months ended June 30, 2020 from $201.1 million during the nine months ended June 30, 2019. Average interest-earning assets increased during the current nine months by $548.4 million, or 4%, when compared to the nine months ended June 30, 2019. The increase in average assets was attributed primarily to the growth of our loan portfolio and to a lesser extent other interest earning cash equivalents and FHLB stock. However, the increase in average interest earning assets was offset by a 23 basis point decrease in the yield on those assets to 3.26% from 3.49%. Average interest-bearing liabilities increased by $609.0 million and experienced a nine basis point decrease in cost, as our interest rate spread decreased 14 basis points to 1.62% compared to 1.76% during the same nine months last year reflecting the challenging interest rate environment. Our net interest margin was 1.79% for the current nine months and 1.95% for the same nine months in the prior fiscal year.
Provision (Credit) for Loan Losses. We recorded a provision for loan losses of $3.0 million during the nine months ended June 30, 2020 and a $8.0 million credit for loan losses during the nine months ended June 30, 2019. In the current nine months, we recorded net recoveries of $3.7 million, as compared to net recoveries of $4.9 million for the nine months ended June 30, 2019. The provision for loan losses in the current nine months reflected the preliminary economic impact from the COVID-19 outbreak that has led to increased unemployment and deterioration in the overall macro-economic environment. We continue to monitor the effect unemployment will have on our borrowers and the broader market, including the longer term impact to the relative values of residential properties. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for loan losses previously provided. The provision for loan losses recorded for the current nine months resulted in an increase in the balance of the allowance for loan losses. The allowance for loan losses was $45.6 million, or 0.34% of the total recorded investment in loans receivable, at June 30, 2020, compared to $39.3 million, or 0.30% of the total recorded investment in loans receivable, at June 30, 2019. Balances of recorded investments are net of deferred fees, expenses and any applicable loans-in-process. Refer to the Lending Activities section of the Overview and Note 4. Loans and Allowance for Loan Losses for further discussion.
Non-Interest Income. Non-interest income increased $21.5 million, or 147%, to $36.2 million during the nine months ended June 30, 2020 compared to $14.7 million during the nine months ended June 30, 2019. The increase in non-interest income was primarily due to a $15.8 million increase in the net gain on sale of loans during the most recent nine months. This increase was mainly due to an increase in activity as there were loan sales of $638.2 million during the nine months ended June 30, 2020, compared to loan sales of $85.1 million during the nine months ended June 30, 2019. Gains on the sale of loans in the current nine months included $2.3 million of gains on loan sales closing in July, 2020, as a result of an accounting election for contracts that were in existence at a quarter end. Additionally during the most recent nine months, we recorded a $4.3 million gain, representing our share of the gain on the sale of the remaining commercial property held by a non-thrift, partially owned subsidiary of the Company.
Non-Interest Expense. Non-interest expense decreased $6.9 million, or 5%, to $141.7 million during the nine months ended June 30, 2020 compared to $148.6 million during the nine months ended June 30, 2019. This decrease resulted primarily from a $5.4 million decrease in marketing expenses as well as a $1.2 million decline in office property and equipment. The decline in marketing expenses during the nine months ended June 30, 2020 was attributed to the timing of media campaigns supporting our lending activities, as marketing was temporarily reduced following the COVID-19 outbreak. The decline in office property and equipment expense is mainly due to a decline in building maintenance expenses during the most recent nine months.
Income Tax Expense. The provision for income taxes was $13.9 million during the nine months ended June 30, 2020 and $16.5 million for the nine months ended June 30, 2019. The provision for the current nine months included $12.4 million of federal income tax provision and $1.5 million of state income tax provision. The provision for the nine months ended June 30, 2019 included $15.2 million of federal income tax provision and $1.3 million of state income tax provision. Our effective federal tax rate was 15.0% during the nine months ended June 30, 2020 and 20.5% during the nine months ended June 30, 2019. The decline in our federal effective rate is due to the impact of the CARES Act, which permits a carry back of net tax operating losses to years taxed at higher rates, resulting in a current period tax benefit of $3.6 million.

Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Cincinnati, borrowings from the FRB-Cleveland Discount Window, overnight Fed Funds through various arrangements with other institutions, proceeds from brokered CDs transactions, principal repayments and maturities of securities, and sales of loans.
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

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended June 30, 2020, our liquidity ratio averaged 5.41%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2020.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2020, cash and cash equivalents totaled $329.3 million, which represented an increase of 20% from September 30, 2019.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $514.3 million at June 30, 2020.
During the nine-month period ended June 30, 2020, loan sales totaled $638.2 million, which includes $225.6 million to private investors and sales to Fannie Mae, consisting of $369.7 million of long-term, fixed-rate, agency-compliant and non-Home Ready first mortgage loans and $42.9 million of loans that qualified under Fannie Mae's Home Ready initiative. Additionally, $43.2 million of principal balances included in loan sales are contracts pending settlement at June 30, 2020. Loans originated under the Home Ready initiative are classified as “held for sale” at origination. Loans originated under non-Home Ready, Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.
At June 30, 2020, $51.1 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” of which $45.2 million were loan sale commitments outstanding at June 30, 2020 and $5.9 million were qualified under Fannie Mae's Home Ready initiative and not yet committed for sale.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At June 30, 2020, we had $885.4 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $2.51 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of June 30, 2020 totaled $3.27 billion, or 35.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before June 30, 2021. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the nine months ended June 30, 2020, we originated $2.20 billion of residential mortgage loans, and $1.07 billion of commitments for home equity loans and lines of credit, while during the nine months ended June 30, 2019, we originated $1.17 billion of residential mortgage loans and $1.28 billion of commitments for home equity loans and lines of credit. Also during the nine months ended June 30, 2020, we purchased $230.3 million of fixed-rate residential mortgage loans, which were originated and serviced by the Association and sold to an investor in a prior year. We purchased $133.7 million of securities during the nine months ended June 30, 2020, and $121.8 million during the nine months ended June 30, 2019.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $463.7 million during the nine months ended June 30, 2020, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $222.9 million during the nine months ended June 30, 2019. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the nine months ended June 30, 2020, there was a $46.1 million increase in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $553.9 million at June 30, 2020. At June 30, 2019 the balance of brokered CDs was $518.8 million. Principal and interest owed on loans serviced for others experienced a net increase of $10.3 million to $43.2 million during the nine months ended June 30, 2020 compared to a net decrease of $12.3 million to $19.2 million during the nine months ended June 30, 2019. During the nine months ended June 30, 2020 we decreased our advances from the FHLB of Cincinnati by $143.8 million utilizing deposit increases and proceeds from loan sales. During the nine months ended June 30, 2019, our advances from the FHLB of Cincinnati increased by $111.9 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CD market. At June 30, 2020 we had $3.76 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at June 30, 2020, we had $553.9 million of brokered CDs. During the nine months ended June 30, 2020, we had average outstanding advances from the FHLB of Cincinnati of $3.83 billion as compared to average outstanding advances of $3.60 billion during the nine months ended June 30, 2019. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At June 30, 2020, we had the ability to immediately borrow an additional $13.6 million from the FHLB of Cincinnati and $393.3 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at June 30, 2020 was $4.22 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $189.3 million.

The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In April 2020, the Association adopted the Simplifications to the Capital Rule ("Rule") which simplified certain aspects of the capital rule under Basil III. The impact of the Rule was not material to the Association’s regulatory ratios.
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At June 30, 2020, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of June 30, 2020, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,578,111	19.29%	$818,129	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,532,547	10.25%	747,703	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,532,547	18.73%	654,503	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,532,385	18.73%	531,784	6.50%
The capital ratios of the Company as of June 30, 2020 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,816,548	22.18%
Tier 1 (Leverage) Capital to Net Average Assets	1,770,984	11.82%
Tier 1 Capital to Risk-Weighted Assets	1,770,984	21.62%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,770,984	21.62%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2019, the Company received a

$57.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios. At June 30, 2020, the Company had, in the form of cash and a demand loan from the Association, $193.1 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016 and repurchases began on January 6, 2017. There were 4,108,921 shares repurchased under that program between its start date and June 30, 2020. During the nine months ended June 30, 2020, the Company repurchased $0.4 million of its common stock. While share repurchases have recently declined as more emphasis has been placed on dividends, the share repurchase plan has been suspended as part of the response to COVID-19.
On July 16, 2019, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.10 per share, to be declared on the Company’s common stock during the 12 months subsequent to the members’ approval (i.e., through July 16, 2020). The members approved the waiver by casting 64% of the eligible votes, with 97% of the votes cast, or 62% of the total eligible votes, voting in favor of the waiver. Third Federal Savings, MHC waived its right to receive a $0.27 per share dividend payment on September 17, 2019 and December 17, 2019 and $0.28 per share dividend payments on March 24, 2020 and June 23, 2020.
On July 14, 2020, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.12 per share, to be declared on the Company’s common stock during the 12 months subsequent to the members’ approval (i.e., through July 14, 2021). The members approved the waiver by casting 63% of the eligible votes, with 97% of the votes cast, or 61% of the total eligible votes, voting in favor of the waiver. Third Federal Savings, MHC is the 81% majority shareholder of the Company.
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
(i)marketing adjustable-rate and shorter-maturity (10-year, fixed-rate mortgage) loan products;
(ii)lengthening the weighted average remaining term of major funding sources, primarily by offering attractive interest rates on deposit products, particularly longer-term certificates of deposit, and through the use of longer-term advances from the FHLB of Cincinnati (or shorter-term advances converted to longer-term durations via the use of interest rate exchange contracts that qualify as cash flow hedges) and longer-term brokered certificates of deposit;
(iii)investing in shorter- to medium-term investments and mortgage-backed securities;
(iv)maintaining the levels of capital required for "well capitalized" designation; and
(v)securitizing and/or selling long-term, fixed-rate residential real estate mortgage loans.
During the nine months ended June 30, 2020, $412.6 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae on a servicing retained basis. Additionally, during the nine months ended June 30, 2020, $225.6 million of fixed-rate loans were sold, on a servicing retained basis to private investors. At June 30, 2020, $51.1 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as “held for sale.” Of the agency-compliant loan sales during the nine months ended June 30, 2020, $42.9 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's Home Ready program, and $369.7 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage refinance loans which were sold to Fannie Mae, as described in the next paragraph. At June 30, 2020, the principal balance of loan sales included $43.2 million in contracts pending settlement.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occur and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at June 30, 2020 was $3.08 billion. The swap portfolio's weighted average fixed pay rate was 1.80% and the weighted average remaining term was 3.3 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution's economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at June 30, 2020 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,028,549	$(272,364)	(20.94)%	7.37%	(130)
+200	1,223,847	(77,066)	(5.92)%	8.50%	(17)
+100	1,330,268	29,355	2.26%	9.01%	34
0	1,300,913	—	—%	8.67%	—
-100	1,142,785	(158,128)	(12.16)%	7.60%	(107)
_________________
(1)Assumes an instantaneous uniform change in interest rates at all maturities.
(2)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at June 30, 2020, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 5.92% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 12.16% decrease in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at June 30, 2020, with comparative information as of September 30, 2019. The Association changed the software model used to measure its interest rate risk during the three months ended December 31, 2019, which included the use of different valuation approaches and assumptions inherent in the software. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 Basis Points Rate Shock)

	At June 30, 2020	At September 30, 2019
Pre-Shock EVE Ratio	8.67%	14.93%
Post-Shock EVE Ratio	8.50%	13.26%
Sensitivity Measure in basis points	(17)	(167)
Percentage Change in EVE	(5.92)%	(15.78)%
Certain shortcomings are inherent in the methodologies used in measuring interest rate risk through changes in EVE. Modeling changes in EVE require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE tables presented above assume:
•no new growth or business volumes;
•that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, except for reductions to reflect mortgage loan principal repayments along with modeled prepayments and defaults; and
•that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable), home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 9.86% improvement in the Percentage Change in EVE measure at June 30, 2020 when compared to the measure at September 30, 2019. Factors contributing to this improvement included changes in market rates, capital actions by the Association, assumption and modeling changes, including a change in the software model used, and changes due to business activity. Movement in market interest rates included a decrease of 147 basis points for the two-year term, a decrease of 126 basis points for the five-year term and a decrease of 101 basis points for the ten-year term. Negatively impacting the Percentage Change in EVE was a $57.0 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.44%. Additionally, modifications and enhancements to our modeling assumptions and methodologies, as a result of the model software change, impacted the Association's Percentage Change in EVE. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets) in comparison to the pace of the addition of duration extending funding sources. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation, including a new software model implemented during quarter ending December 31, 2019, in order that it might most accurately reflect our current circumstances, factors and expectations. As of June 30, 2020, we estimated that our EaR for the 12 months ending June 30, 2021 would increase by 3.41% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Association uses the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Association continues to calculate instantaneous scenarios, and as of June 30, 2020, we estimated that our EaR for the 12 months ending June 30, 2021, would increase by 3.81% in the event of an instantaneous 200 basis point increase in market interest rates.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At June 30, 2020, the IRR profile as disclosed above was within our internal limits.
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

Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of June 30, 2020, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
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
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;
•if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.
•as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend,
•our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)We did not repurchase any stock during the quarter ended June 30, 2020. On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The repurchase program commenced in January 2017, and in response to COVID-19, was restricted significantly in March, 2020 and suspended in April, 2020.

On July 14, 2020, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.12 per share, to be declared on the Company’s common stock during the 12 months subsequent to the members’ approval (i.e., through July 14, 2021). The members approved the waiver by casting 63% of the eligible votes, with 97% of the votes cast, or 61% of the total eligible votes, voting in favor of the waiver. Third Federal Savings, MHC is the 81% majority shareholder of the Company.
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

The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 7, 2020, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	August 7, 2020	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	August 7, 2020	/s/ Paul J. Huml
Paul J. Huml
Chief Financial Officer