Form 10-K
period 2020-09-30
TFS Financial CORP
filed 2020-11-24
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒  No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2020, as reported by the NASDAQ Global Select Market, was approximately $787.6 million.
At November 20, 2020, there were 280,243,482 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.04% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III hereof to the extent indicated therein.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and other terms as a tool for the reader. The acronyms and other terms identified below are used throughout the document.

ACT: Tax Cuts and Jobs Act	Freddie Mac: Federal Home Loan Mortgage Association
AOCI: Accumulated Other Comprehensive Income	FRS: Board of Governors of the Federal Reserve System
ARM: Adjustable-Rate Mortgage	GAAP: Generally Accepted Accounting Principles
ASC: Accounting Standards Codification	Ginnie Mae: Government National Mortgage Association
ASU: Accounting Standards Update	GVA: General Valuation Allowance
Association: Third Federal Savings and Loan	HARP: Home Affordable Refinance Program
Association of Cleveland	HPI: Home Price Index
BOLI: Bank Owned Life Insurance	IRR: Interest Rate Risk
CDs: Certificates of Deposit	IRS: Internal Revenue Service
CECL: Current Expected Credit Losses	IVA: Individual Valuation Allowance
CFPB: Consumer Financial Protection Bureau	LIHTC: Low Income Housing Tax Credit
CLTV: Combined Loan-to-Value	LIP: Loans-in-Process
Company: TFS Financial Corporation and its	LTV: Loan-to-Value
subsidiaries	MMK: Money Market Account
DFA: Dodd-Frank Wall Street Reform and Consumer	MGIC: Mortgage Guaranty Insurance Corporation
Protection Act of 2010	OCC: Office of the Comptroller of the Currency
EaR: Earnings at Risk	OCI: Other Comprehensive Income
EPS: Earnings per Share	OTS: Office of Thrift Supervision
ESOP: Third Federal Employee (Associate) Stock	PMI: Private Mortgage Insurance
Ownership Plan	PMIC: PMI Mortgage Insurance Co.
EVE: Economic Value of Equity	QTL: Qualified Thrift Lender
Fannie Mae: Federal National Mortgage Association	REMICs: Real Estate Mortgage Investment Conduits
FASB: Financial Accounting Standards Board	SEC: United States Securities and Exchange
FDIC: Federal Deposit Insurance Corporation	Commission
FHFA: Federal Housing Finance Agency	TDR: Troubled Debt Restructuring
FHLB: Federal Home Loan Bank	Third Federal Savings, MHC: Third Federal Savings
FICO: Financing Corporation	and Loan Association of Cleveland, MHC
FRB-Cleveland: Federal Reserve Bank of Cleveland

PART I

Item 1.	Business

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:
●	significantly increased competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
●	general economic conditions, either globally, nationally or in our market areas, including employment prospects, real estate values and conditions that are worse than expected;
●	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets, and changes in estimates of the allowance for loan losses;
●	decreased demand for our products and services and lower revenue and earnings because of a recession or other events;
●	changes in consumer spending, borrowing and savings habits;
●	adverse changes and volatility in the securities markets, credit markets or real estate markets;
●	our ability to manage market risk, credit risk, liquidity risk, reputational risk, and regulatory and compliance risk;
●	our ability to access cost-effective funding;
●	legislative or regulatory changes that adversely affect our business, including changes in regulatory costs and capital requirements and changes related to our ability to pay dividends and the ability of Third Federal Savings, MHC to waive dividends;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board;
●	the adoption of implementing regulations by a number of different regulatory bodies, and uncertainty in the exact nature, extent and timing of such regulations and the impact they will have on us;
●	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;
●	our ability to retain key employees;
●	future adverse developments concerning Fannie Mae or Freddie Mac;
●	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the FRS and changes in the level of government support of housing finance;
●	the continuing governmental efforts to restructure the U.S. financial and regulatory system;
●	the ability of the U.S. Government to remain open, function properly and manage federal debt limits;
●	changes in policy and/or assessment rates of taxing authorities that adversely affect us or our customers;
●	changes in accounting and tax estimates;
●	changes in our organization, or compensation and benefit plans and changes in expense trends (including, but not limited to trends affecting non-performing assets, charge-offs and provisions for loan losses);
●	the inability of third-party providers to perform their obligations to us;
●	civic unrest;
●
cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems; and

●	the impact of wide-spread pandemic, including COVID-19, on our business and the economy.

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

TFS FINANCIAL CORPORATION
TFS Financial Corporation (“we,” “us,” or “our”) was organized in 1997 as the mid-tier stock holding company for the Association. We completed our initial public stock offering in 2007 and issued 100,199,618 shares of common stock, or 30.16% of our post-offering outstanding common stock, to subscribers in the offering. Additionally, at the time of the public offering, 5,000,000 shares of our common stock, or 1.50% of our outstanding shares, were issued to the newly formed charitable foundation, Third Federal Foundation. Third Federal Savings, MHC, our mutual holding company parent, held and continues to hold, the remainder of our outstanding common stock (227,119,132 shares). Net proceeds from our initial public stock offering were approximately $886 million and reflected the costs we incurred in completing the offering as well as a $106.5 million loan to the ESOP related to its acquisition of shares in the initial public stock offering.
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
Our cash flow depends primarily on earnings from the investment of the portion of the net offering proceeds we retained, and any dividends we receive from the Association and Third Capital, Inc. All of our officers are also officers of the Association. In addition, we use the services of the support staff of the Association from time to time. We may hire additional associates, as needed, to the extent we expand our business in the future.
THIRD CAPITAL, INC.
Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2020, Third Capital, Inc. had consolidated assets of $5.6 million, and for the fiscal year ended September 30, 2020, Third Capital, Inc. had consolidated net income of $5.3 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities. As of September 30, 2020, the only remaining entity which Third Capital, Inc. has an investment in is Third Cap Associates, Inc., an Ohio corporation that owns 49% and 60% of two title agencies that provide escrow and settlement services in the States of Ohio and Florida, primarily to customers of the Association. For the fiscal year ended September 30, 2020, Third Cap Associates, Inc. recorded net income of $1.8 million.
Third Capital Inc. had a partial ownership in Hazelmere Investment Group I, Ltd., a limited liability company that engaged in net lease transactions of commercial buildings. In October 2019, the limited liability company sold the remaining two commercial office buildings it owned and the company was dissolved in the fiscal year ended September 30, 2020. The properties had a net book value of $19.3 million at September 30, 2019 included in premises, equipment and software, net and other assets. Hazelmere Investment Group I, Ltd. recorded net income of $4.6 million during the fiscal year ended September 30, 2020, which included a $4.7 million net gain representing the Company's share of the gain on sale.
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
The Association attracts retail deposits from the general public in the areas surrounding its main office and its branch offices. It also utilizes its internet website, direct mail solicitation and its customer service call center to generate loan applications and attract retail deposits. Brokered CDs and longer-term advances from the FHLB of Cincinnati as well as shorter-term advances from the FHLB of Cincinnati, hedged to longer effective durations by interest rate exchange contracts, are also used as cost effective funding alternatives. In addition to residential real estate mortgage loans, the Association originates residential construction loans to individuals for the construction of their personal residences by a qualified builder. The Association also offers home equity loans and lines of credit subject to certain property and credit performance conditions. The Association retains in its portfolio a large portion of the loans that it originates. Loans that the Association sells consist primarily of long-term, fixed-rate residential real estate mortgage loans. The Association retains the servicing rights on all loans that it sells. The Association’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on interest-earning deposits in other financial institutions, deposits maintained at the FRS, federal funds sold, and investment securities, including mortgage-backed securities and dividends from FHLB of Cincinnati stock. The Association also generates revenues from fees and service charges. The Association’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from loan sales.
The Association’s website address is www.thirdfederal.com. Filings of the Company made with the SEC are available, without charge, on the Association’s website. Information on that website is not and should not be considered a part of this document.
Market Area
The Association conducts its operations from its main office in Cleveland, Ohio, and from 37 additional, full-service branches and seven loan production offices located throughout the states of Ohio and Florida. In Ohio, the Association maintains 21 full-service offices located in the northeast Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit, three loan production offices located in the central Ohio counties of Franklin and Delaware (Columbus, Ohio) and four loan production offices located in the southern Ohio counties of Butler and Hamilton (Cincinnati, Ohio). In Florida, the Association maintains 16 full-service branches located in the counties of Pasco, Pinellas, Hillsborough, Sarasota, Lee, Collier, Palm Beach and Broward.
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
Competition
The Association faces intense competition in its market areas both in making loans and attracting deposits. Its market areas have a high concentration of financial institutions, including large money centers and regional banks, community banks and credit unions, and it faces additional competition for deposits from money market funds, brokerage firms, mutual funds and insurance companies. Some of its competitors offer products and services that the Association currently does not offer, such as commercial business loans, trust services and private banking.
The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2020 (the latest date for which information is publicly available), the Association had $4.9 billion of deposits in Cuyahoga County, and ranked fifth among all financial institutions with offices in the county in terms of deposits, with a market share of 6.16%. As of that date, the Association had $6.5 billion of deposits in the State of Ohio, and ranked ninth among all financial institutions in the state in terms of deposits, with a market share of 1.44%. As of June 30, 2020 (the latest date for which information is publicly available), the Association had $2.8 billion of deposits in the State of Florida, and ranked 29th among all financial institutions in terms of deposits, with a market share of 0.40%. This market share data excludes deposits held by credit unions, whose deposits are not insured by the FDIC.
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
From October 2019 through August 31, 2020 (the latest date for which information is publicly available), per data furnished by MarketTrac®, the Association had the largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the largest market share of conventional purchase mortgage loans originated in the seven northeast Ohio counties which comprise the Cleveland and Akron metropolitan statistical areas. In addition, based on the same statistics, the Association has consistently been one of the ten largest lenders in both Franklin County (Columbus, Ohio) and Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.
The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.
We rely on the reputation that has been built during the Association’s over 80-year history of serving its customers and the communities in which it operates, the Association’s high capital levels, and the Association's extensive liquidity alternatives which, in combination, serve to maintain and nurture customer and marketplace confidence. The Company’s high capital ratio continues to reflect the beneficial impact of our 2007 initial public offering, which raised net proceeds of $886 million. At September 30, 2020, our ratio of shareholders’ equity to total assets was 11.4%. Our liquidity alternatives include management and monitoring of the level of liquid assets held in our portfolio as well as the maintenance of alternative wholesale funding sources. For the year ended September 30, 2020, our liquidity ratio averaged 5.59% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) and, through the Association, we had the ability to immediately borrow an additional $250.8 million from the FHLB of Cincinnati under existing credit arrangements along with $364.1 million from the Federal Reserve Bank of Cleveland. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.
We continue to utilize a multi-faceted approach to support our efforts to instill customer and marketplace confidence. First, we provide thorough and timely information to all of our associates so as to prepare them for their day-to-day interactions with customers and other individuals who are not part of the Company. We believe that it is important that our customers and others sense the comfort level and confidence of our associates throughout their dealings. Second, we encourage our management team to maintain a presence and to be available in our branches and other areas of customer contact, so as to provide more opportunities for informal contact and interaction with our customers and community members. Third, our CEO remains accessible to both local and national media, as a spokesman for our institution as well as an observer and interpreter of financial marketplace situations and events. Fourth, we periodically include advertisements in local newspapers that display our strong capital levels and history of service. We also continue to emphasize our traditional tagline—“STRONG * STABLE * SAFE”—in our advertisements and branch displays. Finally, for customers who adhere to the old adage of trust but verify, we refer them to the safety/security rankings of a nationally recognized, independent rating organization that specializes in the evaluation of financial institutions, which has awarded the Association its highest rating for more than one hundred consecutive quarters. During the fiscal year ended September 30, 2020, the COVID-19 pandemic presented a significant challenge to our customers, associates and communities. Our response to this challenge continues to support our customer and marketplace confidence. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Overview.

Lending Activities
The Association’s principal lending activity is the origination of fixed-rate and adjustable-rate, first mortgage loans to purchase or refinance residential real estate. Adjustable-rate and up to 30-year fixed rate first mortgage loans to refinance real estate are offered in 21 states and the District of Columbia. Also, the Association offers adjustable-rate and up to 30-year fixed rate first mortgage loans to purchase real estate in 13 states. Further, the Association originates residential construction loans to individuals (for the construction of their personal residences by a qualified builder) in Ohio and Florida. The Association also offers home equity lines of credit in 25 states and the District of Columbia and home equity loans in eight states. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Monitoring and Limiting Our Credit Risk for additional information regarding home equity loans and lines of credit. At September 30, 2020, residential real estate, fixed-rate and adjustable-rate, first mortgage loans totaled $10.85 billion, or 82.6% of our loan portfolio, home equity loans and lines of credit totaled $2.23 billion, or 17.0% of our loan portfolio, and residential construction loans totaled $48.0 million, or 0.4% of our loan portfolio. At September 30, 2020, adjustable-rate, residential real estate, first mortgage loans totaled $5.12 billion and comprised 39.0% of our loan portfolio.
Loan Portfolio Composition. The following table sets forth the composition of the portfolio of loans held for investment, by type of loan segregated by geographic location, at the indicated periods, excluding loans held for sale. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other loans are immaterial. Therefore, neither was segregated by geographic location.

	September 30,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core (1)
Ohio	$6,020,882		$6,197,261		$6,052,208		$6,061,515		$5,937,114
Florida	1,823,125		1,748,816		1,758,762		1,739,098		1,678,798
Other	2,930,838		2,956,947		3,119,841		2,945,591		2,453,740
Total	10,774,845	82.0%	10,903,024	82.5%	10,930,811	84.7%	10,746,204	86.2%	10,069,652	85.5%
Residential Home Today (1)
Ohio	71,801		81,081		90,604		103,803		116,253
Florida	3,280		3,771		4,150		4,924		5,414
Other	85		90		179		237		271
Total	75,166	0.6	84,942	0.6	94,933	0.7	108,964	0.9	121,938	1.0
Home equity loans and lines of credit
Ohio	655,867		677,212		652,271		606,301		597,735
Florida	432,301		415,849		369,252		340,530		370,111
California	349,701		357,550		268,230		205,157		210,004
Other	794,367		724,350		529,165		400,327		353,432
Total	2,232,236	17.0	2,174,961	16.5	1,818,918	14.1	1,552,315	12.4	1,531,282	13.0
Construction	47,985	0.4	52,332	0.4	64,012	0.5	60,956	0.5	61,382	0.5
Other loans	2,581	—	3,166	—	3,021	—	3,050	—	3,116	—
Total loans receivable	13,132,813	100.0%	13,218,425	100.0%	12,911,695	100.0%	12,471,489	100.0%	11,787,370	100.0%
Deferred loan expenses (fees), net	42,459		41,976		38,566		30,865		19,384
Loans in process	(25,273)		(25,743)		(36,549)		(34,100)		(36,155)
Allowance for loan losses	(46,937)		(38,913)		(42,418)		(48,948)		(61,795)
Total loans receivable, net	$13,103,062		$13,195,745		$12,871,294		$12,419,306		$11,708,804
 ______________________
(1)Residential Core and Home Today loans are primarily one- to four-family residential mortgage loans. See the Residential Real Estate Mortgage Loans section which follows for a further description of Residential Core and Home Today loans.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at September 30, 2020, according to each loan's final due date. Demand loans, loans having no stated repayment schedule or maturity, are reported as being due in the fiscal year ending September 30, 2021. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential Real Estate		Home Equity Loans and Lines of Credit	Construction Loans	Other Loans	Total
	Core	Home Today
	(In thousands)
2021	$1,499	$3	$6,313	$—	$2,581	$10,396
2022	24,949	88	4,737	—	—	29,774
2023	73,043	75	3,930	—	—	77,048
2024 to 2025	347,136	329	14,809	—	—	362,274
2026 to 2030	1,269,395	322	188,009	—	—	1,457,726
2031 to 2035	741,969	37,821	6,167	4,190	—	790,147
2036 and beyond	8,316,854	36,528	2,008,271	43,795	—	10,405,448
Total	$10,774,845	$75,166	$2,232,236	$47,985	$2,581	$13,132,813

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2020 that are contractually due after September 30, 2021.

	Due After September 30, 2021
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential Core	$5,651,313	$5,122,033	$10,773,346
Residential Home Today	75,085	78	75,163
Home Equity Loans and Lines of Credit	104,536	2,121,387	2,225,923
Construction	47,985	—	47,985
Total	$5,878,919	$7,243,498	$13,122,417
Residential Real Estate Mortgage Loans. The Association’s primary lending activity is the origination of residential real estate mortgage loans. A comparison of 2020 data to the corresponding 2019 data can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation. The Association currently offers fixed-rate conventional mortgage loans with terms of 30 years or less that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that amortize over a period of up to 30 years, provide an initial fixed interest rate for three or five years and then adjust annually, subject to rate reset options as discussed later in this section. At September 30, 2020, there were no “interest only” residential real estate mortgage loans held in the Association's portfolio.
The Association generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the FHFA, which are currently $510,400 and $765,600, respectively, for single-family homes in most of our lending markets. The Association also originates loans in amounts that exceed the lending limit for conforming loans, which the Association refers to as “jumbo loans.” The Association generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in the Association’s market areas.
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
All adjustable-rate mortgage loans have initial and periodic caps of two percentage points on interest rate changes, with a cap of five or six percentage points for the life of the loan. Many of the borrowers who select adjustable-rate mortgage loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. Prior to 2010, the Association’s adjustable-rate mortgage loan products secured by residential properties offered interest rates that generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the FRS (“Traditional ARM”). The Association will permit borrowers to convert Traditional ARMs into fixed-rate mortgage loans at no cost to the borrower. The Association has never offered “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. At September 30, 2020, "Smart Rate" adjustable-rate mortgage loans totaled $5.08 billion, or 99.1% of the adjustable-rate mortgage loan portfolio and Traditional ARMs totaled $44.1 million, or 0.9% of the adjustable-rate mortgage loan portfolio.
The Association has always considered the promotion of home ownership a primary goal. In that regard, it has historically offered affordable housing programs in all of its market areas. These programs are targeted toward low- and moderate-income home buyers. The Association’s philosophy has been to provide borrowers the opportunity for home ownership within their financial means. During the latter portion of fiscal 2016, the Association began to market its Home Ready mortgage loan product for low- and moderate-income homeowners. Third Federal’s Home Ready product is designed to be saleable to Fannie Mae under its Home Ready program. Previously, the Association’s primary affordable housing program was referred to as "Home Today". The vast majority of loans originated under the Home Today program had higher risk characteristics than our Core residential real estate mortgage loan, but the Association attempted to mitigate that higher risk through the use of private mortgage insurance and continued pre- and post-purchase counseling. As of September 30, 2020, the Association had $75.2 million of loans outstanding that were originated through its Home Today program, most of which were originated prior to March 2009. At September 30, 2020, of the loans that were originated under the Home Today program, 6.1% were delinquent 30 days or more compared to 0.2% for the portfolio of Core loans as of that date. At September 30, 2020, $2.5 million, or 3.3%, of loans originated under the Home Today program were delinquent 90 days and over and $10.4 million of Home Today loans were non-accruing loans, representing 19.4% of total non-accruing loans as of that date. See Delinquent Loans and Non-performing Assets and Restructured Loans for discussions of the asset quality of this portion of the Association’s loan portfolio.
The Association currently retains the servicing rights on all loans sold in order to generate fee income and reinforce its commitment to customer service. One- to four-family residential mortgage real estate loans that have been sold were underwritten generally to Fannie Mae guidelines. At the time of the closing of these loans the Association owns the loans and subsequently sells them to Fannie Mae and others providing normal and customary representations and warranties, including representations and warranties related to compliance, generally with Fannie Mae underwriting standards. At the time of sale, the loans are free from encumbrances except for the mortgages filed by the Association which, with other underwriting documents, are subsequently assigned and delivered to Fannie Mae and others. During the fiscal years ended September 30, 2020 and 2019, the Association recognized servicing fees, net of amortization, related to these servicing rights of $3.4 million and $4.2 million, respectively. As of September 30, 2020 and 2019, the principal balance of loans serviced for others totaled $2.01 billion and $1.80 billion, respectively. At September 30, 2020, substantially all of the loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it had no material repurchase obligations associated with these loans at that date. However, at September 30, 2020, an accrual for $0.6 million has been maintained for potential repurchase or loss reimbursement requests.
The Association actively monitors its interest rate risk position to determine its desired level of investment in fixed-rate mortgages. The historically low mortgage interest rates during fiscal 2020 have re-emphasized the strategic importance of the sales of first mortgage loans in our management of interest rate risk.
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
For home purchase loans with LTV ratios at origination in excess of 85% but equal to or less than 90%, the Association generally requires private mortgage insurance. During fiscal year 2020, the Association began to offer a new product allowing up to 90% LTV with no mortgage insurance for superior credit borrowers. LTV ratios in excess of 80% are not available for refinance transactions except for adjustable-rate, first mortgage loans and Home Ready loans. The Home Ready product requires private mortgage insurance on purchase transactions between 80.01% and 97% LTV and refinance transactions between 80.01% and 95% LTV.
During fiscal year 2020, the Association originated home purchase loans under a new high LTV product where initial LTV ratios are as high as 90% with no mortgage insurance. As of September 30, 2020, the Association had a total of $36.6 million of loans outstanding that were originated through this high LTV program. Prior to November 2008, the Association also originated loans under a high LTV program. These loans had initial LTV ratios as high as 95%. Borrowers did not obtain private mortgage insurance with respect to these loans, but the Association had negotiated with a private mortgage insurance carrier for pooled private mortgage insurance coverage. As of September 30, 2020, the Association had $27.5 million of loans outstanding that were originated through this high LTV program, $23.9 million of which the Association has insured through the private mortgage insurance carrier. Both of these programs originated with higher interest rates than the Association's other residential real estate loans and to qualify for these programs, the loan applicant must satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria).
Home Equity Loans and Home Equity Lines of Credit. The Association offers home equity loans and home equity lines of credit, which are primarily secured by a second mortgage on residences. The home equity product is now offered in 25 states and the District of Columbia. Home equity lines of credit originated since 2013 require amortizing loan payments during the draw period. These offers were, and are, subject to certain property and credit performance conditions which, among other items, related to CLTV, geography, borrower income verification, minimum credit scores and draw period duration. At September 30, 2020 and 2019, home equity loans totaled $315.0 million, or 2.4%, and $421.8 million, or 3.2%, respectively, of total loans receivable (which included $204.1 million and $269.4 million, respectively, of home equity lines of credit which were in the amortization period and no longer eligible to be drawn upon and $9.2 million and $26.5 million of bridge loans), and home equity lines of credit totaled $1.92 billion, or 14.6%, and $1.75 billion, or 13.3%, respectively, of total loans receivable. A bridge loan permits a borrower to utilize the existing equity in their current home to fund the purchase of a new home before the current home is sold. Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are currently limited to a combined 70% LTV ratio (first and second mortgage liens). The Association charges a closing fee with respect to bridge loans. Additionally, at September 30, 2020 and 2019, the unadvanced amounts of home equity lines of credit totaled $2.55 billion and $2.21 billion, respectively. Home equity products offered by the Association prior to 2015 varied significantly as the product was slowly reintroduced at much lower volumes following the 2008 housing crisis. Prior to June 2010, the Association offered home equity loans and home equity lines of credit with underwriting standards that were less restrictive than current underwriting standards, which impacted acceptable LTV ratios, minimum credit scores, income and employment verification and line amounts. The vast majority of those pre-2010 products have been paid off, refinanced under current underwriting standards or are in the amortization period and no longer eligible to be drawn upon.
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

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2020. Home equity lines of credit in the draw period are reported according to geographical distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state):
Ohio	$1,496,419	$544,217	0.11%	59%	50%
Florida	715,748	346,738	0.02%	57%	50%
California	651,815	296,481	0.01%	61%	57%
Other (1)	1,606,571	729,836	0.02%	63%	59%
Total home equity lines of credit in draw period	4,470,553	1,917,272	0.05%	60%	54%
Home equity lines in repayment, home equity loans and bridge loans	314,964	314,964	1.07%	64%	44%
Total	$4,785,517	$2,232,236	0.19%	61%	52%
______________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio and 5% of total loans.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2020. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
At September 30, 2020, 37.1% of our home equity lending portfolio was either in a first lien position (21.1%), in a subordinate (second) lien position behind a first lien that we held (13.3%) or behind a first lien that was held by a loan that we originated, sold and now service for others (2.7%). At September 30, 2020, 13.5% of our home equity line of credit portfolio in the draw period was making only the minimum payment on the outstanding line balance.

The following table sets forth by calendar origination year, the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2020. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination(1)	Current Mean CLTV Percent(2)
	(Dollars in thousands)
Home equity lines of credit in draw period (3)
2010 and Prior	$707	$173	—%	13%	50%
2013	40	18	—%	79%	52%
2014	84,501	22,719	—%	59%	39%
2015	135,647	44,423	0.09%	59%	41%
2016	342,505	127,500	0.16%	61%	46%
2017	732,371	309,981	0.11%	59%	49%
2018	1,001,335	461,563	0.04%	60%	54%
2019	1,309,845	645,398	0.02%	62%	59%
2020	863,602	305,497	—%	59%	58%
Total home equity lines of credit in draw period	4,470,553	1,917,272	0.05%	60%	54%
Home equity lines in repayment, home equity loans and bridge loans	314,964	314,964	1.07%	64%	44%
Total	$4,785,517	$2,232,236	0.19%	61%	52%
______________________
(1)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(2)Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2020. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
(3)There are no remaining principal balances of home equity lines of credit for years 2011 and 2012. Those years are excluded from the table above.
In general, the home equity line of credit product originated prior to 2010 was characterized by a ten year draw period followed by a ten year repayment period; however, there were certain extensions provided to customers that resulted in a draw period that extended beyond ten years.

The following table sets forth by fiscal year when the draw period expires, the principal balance of home equity lines of credit in the draw period as of September 30, 2020, segregated by the current combined LTV range.

	Current CLTV Category
Home equity lines of credit in draw period (by End of Draw Fiscal Year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (1)	Total
	(Dollars in thousands)
2020	$27,184	$116	$—	$22	$—	$27,322
2021	17,571	—	—	—	—	17,571
2022	24	—	—	—	—	24
2023	18	—	—	—	—	18
2024	14,027	—	—	—	—	14,027
2025	41,731	—	—	—	17	41,748
Post 2025	1,810,145	5,502	266	267	382	1,816,562
Total	$1,910,700	$5,618	$266	$289	$399	$1,917,272
______________________
(1) Market data necessary for stratification is not readily available.
Home equity lines of credit originated in 2009 or earlier had delinquency levels comparatively higher than the years following 2010. Home equity lines of credit originated during those years also saw higher loan amounts, higher permitted LTV ratios, and lower credit scores. Most of the remaining home equity lines of credit originated in 2009 or prior have come to the end of their draw period and are in repayment. The principal balance of all home equity products no longer in the draw period, including those lines originated in 2009 and earlier, is $204.1 million. In addition, as shown in the table below, the principal balance of home equity lines of credit in the draw period that have a current mean CLTV over 80% or unknown is $6.6 million, or 0.3% at September 30, 2020.
While there have been recent improvements, the previous past weakness in the housing market causes us to continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of September 30, 2020.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV):
< 80%	$4,440,127	$1,910,700	99.7%	0.04%	60%	53%
80 - 89.9%	13,426	5,618	0.3%	0.39%	77%	82%
90 - 100%	598	266	—%	—%	75%	94%
> 100%	15,540	289	—%	7.60%	55%	129%
Unknown (1)	862	399	—%	—%	42%	(1)
	$4,470,553	$1,917,272	100.0%	0.05%	60%	54%
______________________
(1)Market data necessary for stratification is not readily available.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2020. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
Construction Loans. The Association originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Association’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Association offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 80%. At September 30, 2020, construction loans totaled $48.0 million, or 0.4% of total loans receivable. At September 30, 2020, the unadvanced portion of these construction loans totaled $25.3 million.
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
Except for loans originated in accordance with the guidelines of Fannie Mae's Home Ready program, which loans are originated with the intent to sell, the Association decides whether to retain, sell or securitize the loans that it originates, after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. A combination of high loan origination levels, historically low mortgage interest rates and attractive Fannie Mae loan sale prices led to a significant increase in the level of loan sales during fiscal 2020. During the fiscal year ended September 30, 2020, the Association sold, or committed to sell, to Fannie Mae, in either whole loan or security form, $618.7 million of long-term, fixed-rate residential real estate mortgage loans, and to a private investor, $225.6 million of long-term, fixed-rate residential real estate mortgage loans, all on a servicing retained basis. In addition to sales of long-term, fixed-rate residential real estate mortgage loans, the Association has also previously sold to private parties, non-agency eligible, adjustable-rate loans on a servicing retained basis. Those sales evidenced the saleability of our loans that are not originated in accordance with agency specified procedures, including adjustable-rate loans. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure, only a portion of the Association's first mortgage loan originations are eligible for securitization and sale in Fannie Mae mortgage backed security form. The balance of loans held for sale was $36.9 million at September 30, 2020, which included $3.9 million that were originated pursuant to the guidelines of Fannie Mae's Home Ready program.
Historically, the Association has retained the servicing rights on all residential real estate mortgage loans that it has sold, and intends to continue this practice into the future. At September 30, 2020, the Association serviced loans owned by others with a principal balance of $2.01 billion. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Association retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities. During the fiscal year ended September 30, 2020, the Association transferred $53.0 million of loans in a single participation agreement that qualified for sales treatment. The Association does not expect to enter into loan participations in the near future.
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
Delinquent Loans. While we are not currently receiving payments on loans in active COVID-19 forbearance plans, the majority of these accounts are reported as current and accruing and are not currently included in the recorded investment of TDRs. See further discussion under the Allowance for Loan Losses caption later in this section,and also Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES of the Notes to Consolidated Financial Statements. The following tables set forth the recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. There were no delinquencies in the construction loan portfolio for the fiscal years presented.

	Loans Delinquent For
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
September 30, 2020
Real estate loans:
Residential Core
Ohio	$5,463	$6,982	$12,445
Florida	1,023	1,852	2,875
Other	401	1,124	1,525
Total Residential Core	6,887	9,958	16,845
Residential Home Today
Ohio	1,974	2,390	4,364
Florida	83	90	173
Total Residential Home Today	2,057	2,480	4,537
Home equity loans and lines of credit
Ohio	898	1,938	2,836
Florida	634	564	1,198
California	383	489	872
Other	670	1,269	1,939
Total Home equity loans and lines of credit	2,585	4,260	6,845
Total	$11,529	$16,698	$28,227

	Loans Delinquent For
	30-89 Days	90 Days or More	Total
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
Total loans seriously delinquent (i.e. delinquent 90 days or over) increased one basis point to 0.13% of total net loans at September 30, 2020, from 0.12% at September 30, 2019. The percentage of seriously delinquent loans to total net loans increased in the residential Core portfolio from 0.06% to 0.08%. Such loans in the residential Home Today portfolio were 0.02% as of both dates, and in the home equity loans and lines of credit portfolio, decreased from 0.04% to 0.03%. Especially since regional employment levels are elevated due to COVID-19, we expect some borrowers who are current on their loans at September 30, 2020 to experience payment problems in the future.
Non-performing Assets and Restructured Loans. Within 15 days of a borrower’s delinquency, per the Association's collection procedures, it attempts personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If necessary, subsequent late charges and delinquent notices are issued and the borrower’s account will be monitored on a regular basis thereafter. The Association also mails system-generated reminder notices on a monthly basis. When a loan is more than 30 days past due, the Association attempts to contact the borrower and develop a plan of repayment. By the 90th day of delinquency, the Association may recommend foreclosure. The loan will be evaluated for impairment prior to the 180th day of delinquency. For further discussion on evaluating loans for impairment, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES of the Notes to Consolidated Financial Statements. A summary report of all loans 30 days or more past due is provided to the Association’s Board of Directors.
Loans are placed in non-accrual status when they are contractually 90 days or more past due or if collection of principal or interest in full is in doubt. Loans restructured in TDRs that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months. Home equity loans and lines of credit which are subordinate to a first mortgage lien where the customer is seriously delinquent, are placed in non-accrual status. Loans in Chapter 7 bankruptcy status where all borrowers have been discharged from their mortgage obligation or where all borrowers had filed, and had not reaffirmed or been dismissed, are placed in non-accrual status. For discussion on interest recognition and further discussion on non-accrual, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES of the Notes to Consolidated Financial Statements.

The table below sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated. There were no construction loans reported as non-accrual for the fiscal years presented.

	September 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$31,823	$37,052	$41,628	$43,797	$51,304
Residential Home Today	10,372	12,442	14,641	18,109	19,451
Home equity loans and lines of credit	11,174	21,771	21,483	17,185	19,206
Total non-accrual loans(1)(2)	53,369	71,265	77,752	79,091	89,961
Real estate owned	185	2,163	2,794	5,521	6,803
Total non-performing assets	$53,554	$73,428	$80,546	$84,612	$96,764
Ratios:
Total non-accrual loans to total loans	0.41%	0.54%	0.60%	0.63%	0.76%
Total non-accrual loans to total assets	0.36%	0.49%	0.55%	0.58%	0.70%
Total non-performing assets to total assets	0.37%	0.50%	0.57%	0.62%	0.75%
TDRs (not included in non-accrual loans above):
Real estate loans:
Residential Core	$45,929	$47,829	$50,351	$53,511	$57,942
Residential Home Today	23,859	24,651	26,861	28,751	32,401
Home equity loans and lines of credit	29,336	24,438	25,604	20,864	16,528
Total	$99,124	$96,918	$102,816	$103,126	$106,871
____________________
(1) At September 30, 2020, 2019, 2018, 2017 and 2016 the totals include $35.0 million, $52.1 million, $52.1 million, $47.0 million and $51.4 million, respectively, in TDRs: which are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring; because they have been partially charged off; or because all borrowers have filed Chapter 7 bankruptcy, and had not reaffirmed or been dismissed.
(2) At September 30, 2020, 2019, 2018, 2017 and 2016 the totals include $7.2 million, $8.4 million, $10.5 million, $11.9 million and $12.4 million in TDRs that are 90 days or more past due, respectively.
The gross interest income that would have been recorded during the years ended September 30, 2020 and September 30, 2019, on non-accrual loans if they had been accruing during the entire period and on TDRs if they had been current and performing in accordance with their original terms during the entire period was $7.9 million and $8.9 million, respectively. The interest income recognized on those loans included in net income for the years ended September 30, 2020 and September 30, 2019, was $4.8 million and $5.4 million, respectively. At September 30, 2020, the balance of accrued interest receivable includes $2.4 million of unpaid interest on active COVID-19 forbearance plans.

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

	At or For the Years Ended September 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Non-Accrual Loans	$53,369	$71,265	$77,752	$79,091	$89,961
Accruing TDRs	99,124	96,917	102,816	103,126	106,871
Performing Impaired Loans	5,959	4,907	3,982	3,607	4,022
Less: Loans Collectively Evaluated	(3,235)	(2,616)	(3,756)	(5,264)	(6,004)
Total Impaired loans	$155,217	$170,473	$180,794	$180,560	$194,850
In response to the economic challenges facing many borrowers, we continue to restructure loans. Loan restructuring is a method used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on impairment measurement, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES of the Notes to Consolidated Financial Statements. We had $141.3 million of TDRs (accrual and non-accrual) recorded at September 30, 2020, of which $70.8 million are Residential Core, $33.5 million are Home Today and $37.0 million are Home equity loans and lines of credit. This is an $16.1 million decrease in the recorded investment of TDRs from September 30, 2019.

The following table sets forth the recorded investments of accrual and non-accrual TDRs, by the types of concessions granted, as of September 30, 2020. Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company.

	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Accrual
Residential Core	$26,169	$13,929	$5,831	$45,929
Residential Home Today	13,143	9,446	1,270	23,859
Home equity loans and lines of credit	27,638	775	923	29,336
Total	$66,950	$24,150	$8,024	$99,124
Non-Accrual, Performing
Residential Core	$4,628	$7,030	$9,732	$21,390
Residential Home Today	1,238	4,731	1,643	7,612
Home equity loans and lines of credit	2,746	2,022	1,191	5,959
Total	$8,612	$13,783	$12,566	$34,961
Non-Accrual, Non-Performing
Residential Core	$1,298	$1,730	$458	$3,486
Residential Home Today	642	1,138	200	1,980
Home equity loans and lines of credit	1,295	157	297	1,749
Total	$3,235	$3,025	$955	$7,215
Total TDRs
Residential Core	$32,095	$22,689	$16,021	$70,805
Residential Home Today	15,023	15,315	3,113	33,451
Home equity loans and lines of credit	31,679	2,954	2,411	37,044
Total	$78,797	$40,958	$21,545	$141,300

TDRs in accrual status are loans accruing interest and performing according to the terms of the restructuring. To be performing, a loan must be less than 90 days past due as of the report date. Non-accrual, performing status indicates that a loan was not accruing interest at the time of restructuring, continues to not accrue interest and is performing according to the terms of the restructuring; but has not been current for at least six consecutive months since its restructuring, has a partial charge-off, or is being classified as non-accrual per the OCC guidance on loans in Chapter 7 bankruptcy status, where all borrowers have filed and have not reaffirmed or been dismissed. Non-accrual, non-performing status includes loans that are not accruing interest because they are greater than 90 days past due and therefore not performing according to the terms of the restructuring.
Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the estimated fair market value at the date of foreclosure, less estimated costs to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions. Subsequent to acquisition, real estate owned is carried at the lower of the cost basis or estimated fair market value, less estimated costs to sell. Increases in the fair market value are recognized through income not exceeding the valuation allowance. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2020, we had $0.2 million in real estate owned.
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
When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we charge-off that portion of the asset that is uncollectible. Our determinations as to the classification of our assets and the amount of our loss allowances are subject to review by the Association's primary federal regulator, the OCC, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of assets at September 30, 2020, the recorded investment of classified assets consists of substandard assets of $66.4 million, including $0.2 million of real estate owned, and we also had $6.6 million of assets designated special mention. As of September 30, 2020, there were no individual assets with balances exceeding $1.0 million that were classified as substandard. Substandard assets at September 30, 2020 include $16.8 million of loans 90 or more days past due and $49.4 million of loans less than 90 days past due displaying a weakness sufficient to warrant an adverse classification, the majority of which are TDRs.
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
•existence of any concentrations of credit; and

•effect of other external factors such as competition, market interest rate changes or legal and regulatory requirements including market conditions and regulatory directives that impact the entire financial services industry.
As of September 30, 2020 some of our borrowers have experienced unemployment or reduced income as a result of the COVID-19 global pandemic and have requested some type of loan payment forbearance. We began offering short-term forbearance plans to borrowers affected by COVID-19 on March 13, 2020. These forbearance plans totaled $165.6 million, or 1.26% of total loans receivable, at September 30, 2020, of which $146.2 million were related to first mortgage loans and $19.4 million were related to home equity loans and lines of credit. Although we are not currently receiving payments on loans in active COVID-19 forbearance plans, the majority of these accounts are reported as current and accruing and are not currently included in the recorded investment of TDRs as the Company has elected to apply the temporary suspension of TDR requirements provided by the revised interagency statement and the CARES Act for eligible loan modifications. Further details about active COVID-19 forbearance plans and post-forbearance loan workouts can be found in Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES of the Notes to Consolidated Financial Statements.
At September 30, 2020, there remains a great deal of uncertainty from COVID-19 surrounding the length of the pandemic, continued elevated unemployment rates, and the timeline of economic recovery, which has shown signs of slowing. This can negatively impact the economic and housing markets and borrower performance within our loan portfolios. Since this event is unique to historical recessions, with affected borrowers reported as current under their forbearance plans, inherent losses are not fully captured within our historical loan loss experience from which the quantitative portion of our allowance for loan losses is derived. Therefore, it was necessary to qualitatively assess our best estimate of probable losses related to the current economic environment heavily influenced by COVID-19. A thorough analysis was conducted to support an economic qualitative factor, during which we considered, among other things, current and forecast unemployment rates, deterioration in housing indices, risk characteristics of accounts in COVID-19 forbearance plans, specific potential exposures within our loan portfolios and loss experience from previous recessions. At September 30, 2020, our allowance for loan losses totaled $46.9 million and included a qualitative component of $27.2 million, the majority of which is the result of the COVID-19 economic qualitative analysis of $25.2 million.
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At September 30, 2020, the balance of such individual valuation allowances was $12.9 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and, if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Considering the review process and our suspension program, no allowance is deemed necessary for our unfunded commitments on this portfolio. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At September 30, 2020, we had a recorded investment of $2.26 billion in home equity loans and equity lines of credit outstanding, of which $4.3 million, or 0.2% were delinquent 90 days or more.
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

For more information regarding the allowance for loan losses, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other loans are considered immaterial; therefore neither was segregated.

	At or For the Years Ended September 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Allowance balance (beginning of the year)	$38,913	$42,418	$48,948	$61,795	$71,554
Charge-offs:
Real estate loans:
Residential Core
Ohio	1,262	883	874	1,728	3,214
Florida	242	282	58	1,272	981
Other	21	85	27	29	99
Total Residential Core	1,525	1,250	959	3,029	4,294
Residential Home Today
Ohio	897	761	1,318	2,172	2,649
Florida	—	—	45	83	112
Other	—	—	—	21	—
Total Residential Home Today	897	761	1,363	2,276	2,761
Home equity loans and lines of credit
Ohio	891	1,246	2,751	2,707	3,095
Florida	1,191	696	2,381	2,560	2,885
California	19	39	—	199	76
Other	1,002	994	700	707	1,790
Total Home equity loans and lines of credit	3,103	2,975	5,832	6,173	7,846
Total charge-offs	5,525	4,986	8,154	11,478	14,901
Recoveries:
Real estate loans:
Residential Core	2,783	2,314	2,601	5,458	3,708
Residential Home Today	2,230	1,910	1,957	1,311	1,433
Home equity loans and lines of credit	5,509	7,257	8,066	8,862	7,969
Construction	27	—	—	—	32
Total recoveries	10,549	11,481	12,624	15,631	13,142
Net recoveries (charge-offs)	5,024	6,495	4,470	4,153	(1,759)
Provision (Credit) for loan losses	3,000	(10,000)	(11,000)	(17,000)	(8,000)
Allowance balance (end of the year)	$46,937	$38,913	$42,418	$48,948	$61,795
Ratios:
Net recoveries (charge-offs) to average loans outstanding	0.04%	0.05%	0.04%	0.03%	(0.02)%
Allowance for loan losses to non-accrual loans at end of the year	87.95%	54.60%	54.56%	61.89%	68.69%
Allowance for loan losses to the total recorded investment in loans at end of the year	0.36%	0.29%	0.33%	0.39%	0.52%
We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses. We expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance. The ultimate resolution of remaining COVID-19 forbearance plans may also impact the level of charge-offs in the future. For more information regarding our response to COVID-19, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	At September 30,
	2020			2019			2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$22,381	47.7%	82.0%	$19,753	50.8%	82.5%	$18,288	43.1%	84.7%
Residential Home Today	5,654	12.0	0.6%	4,209	10.8	0.6%	3,204	7.6	0.7
Home equity loans and lines of credit	18,898	40.3	17.0%	14,946	38.4	16.5%	20,921	49.3	14.1
Construction	4	—	0.4%	5	—	0.4%	5	—	0.5
Total allowance	$46,937	100.0%	100.0%	$38,913	100.0%	100.0%	$42,418	100.0%	100.0%

	At September 30,
	2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$14,186	29.0%	86.2%	$15,068	24.4%	85.5%
Residential Home Today	4,508	9.2	0.9	7,416	12.0	1.0
Home equity loans and lines of credit	30,249	61.8	12.4	39,304	63.6	13.0
Construction	5	—	0.5	7	—	0.5
Total allowance	$48,948	100.0%	100.0%	$61,795	100.0%	100.0%
During the year ended September 30, 2020, the total allowance for loan losses increased $8.0 million, to $46.9 million from $38.9 million at September 30, 2019, as we recorded a $3.0 million provision for loan losses, while recoveries exceeded loan charge-offs by $5.0 million for the year. The allowance for loan losses related to loans evaluated collectively increased by $8.7 million during the year ended September 30, 2020, and the allowance for loan losses related to loans evaluated individually decreased by $0.7 million. The allowance increased across all loan categories during the year, primarily due to the estimate of losses incurred as a result of economic recession and impact of the pandemic. For an expanded discussion on these factors, refer to the Allowance for Loan Losses discussion in the preceding section and Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES, of the Notes to Consolidated Financial Statements. Additionally, changes during the year ended September 30, 2020 in the balances of the GVAs, excluding changes in IVAs, related to the individual loan segments, excluding the less significant construction and other loans segments, are described as follows:

•Residential Core – The recorded investment of this segment decreased 1.2% or $127.5 million, while the total allowance for loan losses increased 13.3% or $2.6 million. The portion of allowance for this segment that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased $2.7 million, or 21.7%, from $12.7 million at September 30, 2019 to $15.4 million at September 30, 2020. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, increased 0.02% to 0.14% at September 30, 2020 from 0.12% at September 30, 2019. The increases in the balance and ratio of the allowance reflect the overall concern around the economic uncertainty caused by the COVID-19 pandemic. Helping to temper the increase in the allowance were overall lower levels of loan delinquencies during the current year when compared to prior periods. Total delinquencies decreased 9.1% to $16.8 million at September 30, 2020 from $18.5 million at September 30, 2019. Delinquencies greater than 90 days increased 29.8% to $10.0 million at September 30, 2020 from $7.7 million at September 30, 2019. Net recoveries during the current year were more at

$1.3 million as compared to $1.1 million during the year ended September 30, 2019. The credit profile of this portfolio segment remained strong during the fiscal year due to the addition of high credit quality, residential first mortgage loans.
•Residential Home Today – The recorded investment of this segment decreased 11.6% or $9.8 million, as we no longer originate loans under the Home Today program. The total allowance for this segment increased to $5.7 million at September 30, 2020, from $4.2 million at September 30, 2019. Similarly, the portion of the allowance that was determined by evaluating groups of loans collectively increased from $1.8 million at September 30, 2019 to $3.6 million at September 30, 2020. The ratio of this portion of the allowance to the total balance of loans in this segment that were evaluated collectively, increased to 8.8% at September 30, 2020 from 3.8% at September 30, 2019. This allowance increased this year, reflecting increased COVID-19 exposure, but was tempered based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. Total delinquencies decreased to $4.5 million at September 30, 2020 from $6.9 million at September 30, 2019. Delinquencies greater than 90 days decreased 5.5% to $2.5 million at September 30, 2020 from $2.6 million at September 30, 2019 . Net recoveries during the current year were greater at $1.3 million compared to $1.1 million during the year ended September 30, 2019. Risk remains based on the generally less stringent credit requirements that were in place at the time these borrowers qualified for their loans.
•Home Equity Loans and Lines of Credit – The recorded investment of this segment increased 2.6% or $57.0 million to $2.26 billion at September 30, 2020 from $2.20 billion at September 30, 2019. The total allowance for this segment increased 26.4% to $18.9 million from $14.9 million at September 30, 2019. The portion of allowance for this segment that was determined by evaluating groups of loans collectively, increased by $4.2 million, or 38.0%, from $10.9 million at September 30, 2019 to $15.1 million at September 30, 2020. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively increased to 0.7% at September 30, 2020 from 0.5% at September 30, 2019. The increases in the balance and ratio of the allowance for loan losses reflects our consideration of the potentially adverse impact from the COVID-19 outbreak. Total delinquencies for this portfolio segment decreased 31.4% to $6.8 million at September 30, 2020 as compared to $10.0 million at September 30, 2019. Delinquencies greater than 90 days decreased 26.5% to $4.3 million at September 30, 2020 from $5.8 million at September 30, 2019. Net recoveries for this loan segment during the current year were less at $2.4 million compared to $4.3 million for the year ended September 30, 2019.
Loan losses on home equity loans and lines of credit continued to comprise a large component of our gross charge-offs for 2020 and are expected to continue to represent a large portion of our charge-offs for the foreseeable future based on the relatively higher credit risk of this product when compared to a first mortgage loan.
Our analysis for evaluating the adequacy of and the appropriateness of our loan loss provision and allowance for loan losses is continually refined as new information becomes available and actual loss experience is acquired. During the years ended September 30, 2020, 2019, 2018, 2017 and 2016, no material changes were made to the allowance methodology.
Investments
The Association’s Board of Directors is responsible for establishing and overseeing the Association’s investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the Board of Directors, or a committee thereof, and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. The Association’s Investment Committee, which consists of the Association's chief operating officer, chief financial officer and other members of management, oversees the Association's investing activities and strategies. The portfolio manager is responsible for making securities portfolio decisions in accordance with established policies. The portfolio manager has the authority to purchase and sell securities within specific guidelines established in the investment policy, but historically the portfolio manager has executed purchases only after extensive discussions with other Investment Committee members. All transactions are formally reviewed by the Investment Committee at least quarterly. Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Investment Committee, who decides whether to hold or sell the investment.
The Association’s investment policy requires that the Association invest primarily in debt securities issued by the U.S. Government, agencies of the U.S. Government, and government-sponsored entities, which include Fannie Mae and Freddie Mac. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations and real estate mortgage investment conduits issued or backed by securities issued by these governmental agencies and government-sponsored entities. The investment policy also permits investments in asset-backed securities, banker’s acceptances, money market funds, term federal funds, repurchase agreements and reverse repurchase agreements.

The Association’s investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or equity securities other than the Association's required investment in the common stock of the FHLB of Cincinnati. As of September 30, 2020, we held no asset-backed securities or securities with sub-prime credit risk exposure, nor did we hold any banker’s acceptances, term federal funds, repurchase agreements or reverse repurchase agreements. As a federal savings association, the Association is not permitted to invest in equity securities. This general restriction does not apply to the Company. The Association’s investment policy permits the use of interest rate agreements (caps, floors and collars) and interest rate exchange contracts (swaps) in managing our interest rate risk exposure. The use of financial futures, however, is prohibited without specific approval from its Board of Directors.
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
The fair value of our investment portfolio at September 30, 2020 consisted of $6.2 million in primarily fixed-rate securities guaranteed by Fannie Mae, and $447.2 million of REMICs collateralized only by securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
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

	At September 30,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investments available for sale:
U.S. Government and agency obligations	—	—	$—	$—	$3,975	$3,968
REMICs	$441,419	$447,203	$544,042	$541,042	$537,330	$519,999
Fannie Mae certificates	5,965	6,235	6,563	6,822	7,906	7,998
Total investment securities available for sale	$447,384	$453,438	$550,605	$547,864	$549,211	$531,965

Portfolio Maturities and Yields. The composition and maturities of our securities portfolio at September 30, 2020 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. There were no securities with a maturity of one year or less. All of our securities at September 30, 2020 were taxable securities.

	More than One Year Through Five years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investments available-for-sale:
REMICs	$8,985	2.35%	66,595	1.28%	365,839	0.94%	$441,419	$447,203	1.02%
Fannie Mae certificates	4,210	1.69%	1,755	6.44%	—	—%	5,965	6,235	3.09%
Total investment securities available-for-sale	$13,195	2.14%	$68,350	1.42%	$365,839	0.94%	$447,384	$453,438	1.05%
Sources of Funds
General. Deposits traditionally have been the primary source of funds for the Association’s lending and investment activities. The Association also borrows, primarily from the FHLB of Cincinnati and the FRB-Cleveland Discount Window, to supplement cash flow, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage its cost of funds. Additional sources of funds are scheduled loan payments, maturing investments, loan prepayments, collateralized wholesale borrowings, income on other earning assets, the proceeds from loan sales, and brokered CDs. As a result of favorable market conditions, proceeds from loan sales increased significantly during fiscal 2020 and allowed for the retirement of some FHLB of Cincinnati borrowings.
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
At September 30, 2020, deposits totaled $9.23 billion. Checking accounts totaled $996.7 million (including $908.3 million of interest-bearing checking accounts) and savings accounts totaled $1.63 billion (including $1.53 billion of higher yield savings accounts and MMK). At September 30, 2020, the Association had a total of $6.60 billion in CDs (including $553.9 million of brokered CDs), of which $3.51 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes the Association will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of the Association’s average total deposit accounts, by account type, for the fiscal years indicated.

	For the Years Ended September 30,
	2020			2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Checking	$917,552	10.1%	0.16%	$881,233	10.2%	0.36%	$947,728	11.4%	0.15%
Savings	1,530,977	16.9%	0.51%	1,381,646	16.0%	0.85%	1,364,410	16.5%	0.25%
Certificates of deposit	6,621,289	73.0%	1.98%	6,388,905	73.8%	2.01%	5,989,453	72.1%	1.63%
Total deposits	$9,069,818	100.0%	1.55%	$8,651,784	100.0%	1.66%	$8,301,591	100.0%	1.23%
The following table sets forth the distribution of the Association’s total deposit accounts, by account type, at September 30, 2020.

	At September 30, 2020
	Balance	Percent	Weighted Average Cost of Funds
	(Dollars in thousands)
Deposit type
Interest Bearing:
Checking	$996,682	10.8%	0.12%
Savings accounts, excluding money market accounts	1,106,243	12.0%	0.14%
Money market accounts	520,422	5.6%	0.44%
Certificates of deposit, including accrued interest	6,602,207	71.6%	1.71%
Total Deposits	$9,225,554	100.0%	1.28%
As of September 30, 2020, the aggregate amount of the Association’s outstanding CDs in amounts greater than or equal to $100,000 was approximately $3.41 billion. The following table sets forth the maturity of those CDs as of September 30, 2020.

At September 30, 2020
(In thousands)
Three months or less	$797,437
Over three months through six months	285,474
Over six months through one year	729,836
Over one year to three years	1,265,928
Over three years	336,022
Total	$3,414,697
Borrowings. At September 30, 2020, the Association had $3.52 billion of borrowings from the FHLB of Cincinnati. During the fiscal year ended September 30, 2020, the Association’s only third-party borrowings consisted of loans, commonly referred to as “advances,” from the FHLB of Cincinnati. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. Our current, maximum borrowing capacity with the FHLB of Cincinnati is $7.61 billion. Based on the amount of collateral that is subject to the blanket pledge that secures advances, in addition to the existing available capacity, our capacity limit for additional borrowings from the FHLB of Cincinnati at September 30, 2020 was $4.09 billion. The ability to borrow from the FRB-Cleveland Discount Window is also available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio. At September 30, 2020, the Association had the capacity to borrow up to $364.1 million from the FRB-Cleveland and had no amount outstanding as of that date.

The following table sets forth information concerning balances and interest rates, excluding the impact of interest rate swap contracts, on the Association’s borrowings at and for the periods shown:

	At or For The Fiscal Years Ended September 30,
	2020	2019	2018
	(Dollars in thousands)
Balance at end of year	$3,521,745	$3,902,981	$3,721,699
Average balance during year	$3,785,026	$3,651,273	$3,632,255
Maximum outstanding at any month end	$4,083,240	$3,903,524	$3,818,490
Weighted average interest rate at end of year	0.48%	2.10%	2.12%
Average interest rate during year	1.92%	2.01%	1.65%
The Association has utilized borrowings from the FHLB of Cincinnati to manage its on-balance sheet liquidity, to replace maturing, high rate CDs at a lower cost and to lengthen the maturity of our funding through the use of interest rate swaps discussed in Note 18. DERIVATIVE INSTRUMENTS of the Notes to Consolidated Financial Statements.
The following tables sets forth information relating to a category of short-term borrowings for which the average balance outstanding during the period was at least 30% of shareholders' equity at the end of each period shown.

	At or For the Fiscal Years Ended September 30,
	2020	2019	2018
	(Dollars in thousands)
FHLB borrowings (30 days and under):
Balance at end of year	$—	$500,000	$1,206,000
Maximum outstanding at any month-end	$440,000	$1,149,000	$1,268,000
Average balance during year	$180,916	$724,396	$1,069,826
Average interest rate during the fiscal year	1.38%	2.39%	1.64%
Weighted average interest rate at end of year	—%	2.24%	2.10%

	At or For the Fiscal Years Ended September 30,
	2020	2019	2018
	(Dollars in thousands)
FHLB borrowings (90 days):
Balance at end of year	$2,975,000	$2,750,000	$1,725,000
Maximum outstanding at any month-end	$3,075,000	$3,180,000	$1,750,000
Average balance during year	$2,893,540	$2,277,910	$1,637,740
Average interest rate during the fiscal year	1.12%	2.44%	1.76%
Weighted average interest rate at end of year	0.28%	2.22%	2.15%

A maturity schedule, according to U.S. GAAP, for FHLB borrowings is shown in Note 11. BORROWED FUNDS of the Notes to Consolidated Financial Statements. The following table sets forth the effective maturity of FHLB borrowings, ignoring the impact of deferred penalties and reflecting the impact of interest rate swaps discussed in Note 18. DERIVATIVE INSTRUMENTS of the Notes to Consolidated Financial Statements. When taking into consideration the blended balance of both the FHLB borrowings and the associated swap transactions hedging those borrowings, the weighted average cost of funds as of September 30, 2020 was 1.75%.

	At September 30, 2020
	Balance	Percent	Weighted Average Cost of Funds
	(Dollars in thousands)
Borrowings
Maturing in:
12 months or less	$525,463	14.9%	1.19%
13 to 36 months	1,101,371	31.3%	1.93%
37 months or more	1,893,302	53.8%	1.80%
Total Borrowings	$3,520,136	100.0%	1.75%

Federal Taxation
General. The Company and the Association are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering on April 20, 2007, the Company and the Association were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and the Association were no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owned at least 80% of the common stock of the Company. As a result of the Company's stock repurchase program over the past few years, which reduced the number of outstanding shares of the Company, at September 30, 2020, Third Federal Savings, MHC, owned 81.07% of the common stock of the Company and the Company and the Association can, again, be a part of Third Federal Savings, MHC’s consolidated tax group. Beginning on September 30, 2007 and for each subsequent fiscal year thereafter, the Company has filed consolidated tax returns with the Association and Third Capital Inc., its wholly-owned subsidiaries.
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
At September 30, 2020, the total federal pre-base year bad debt reserve of the Association was approximately $105.0 million.
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
The Association is a federal savings association that is currently examined and supervised by the OCC and the CFPB, and is subject to examination by the FDIC under certain circumstances. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market risk. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The Association also is a member of and owns stock in the FHLB of Cincinnati, which is one of the eleven regional banks in the FHLB System. The Association is also regulated to a lesser extent by the FRS, governing reserves to be maintained against deposits and other matters. The OCC will examine the Association and prepare reports for the consideration of the Association’s Board of Directors on any operating deficiencies. The CFPB has examination and enforcement authority over the Association with respect to consumer protection laws and regulations. The Association’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Association’s mortgage documents.
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
Effective July 1, 2019, the OCC issued a final rule, pursuant to a provision of the Economic Growth Regulatory Relief and Consumer Protection Act, that permits a federal savings association to elect to exercise national bank powers without converting to a national bank charter. Among other things, the election allows a federal savings association to engage in commercial and commercial real estate lending without the aggregate limits applicable to federal savings associations. By exercising the election, the federal savings association also becomes subject to many of the same duties, restrictions, liabilities, conditions and limitations applicable to national banks, some of which are more restrictive than those applicable to federal savings associations. A federal savings association making the election retains its federal savings association charter and continues to be treated as a federal savings association for purposes of corporate governance. The election is available to federal savings associations that had total consolidated assets of $20 billion or less as of December 31, 2017. The Association has not exercised the election as of September 30, 2020.
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
Federal savings associations must also meet a statutory “tangible capital” standard of 1.5% of total adjusted assets. Tangible capital is generally defined as Tier 1 capital plus any outstanding perpetual preferred stock not includable in Tier 1 capital.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% in addition to the minimum capital requirements. The capital conservation buffer requirement was phased in and was fully implemented at 2.5% on January 1, 2019. At September 30, 2020, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer". In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As presented in Note 3. REGULATORY MATTERS of the Notes to Consolidated Financial Statements, at September 30, 2020, the Association exceeded all regulatory capital requirements to be considered “Well Capitalized”.
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2020, the Association was in compliance with the loans-to-one borrower limitations.
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
A savings association that fails the qualified thrift lender test must operate under specified restrictions. Under the DFA, non-compliance with the QTL test may subject the Association to agency enforcement action for a violation of law. At September 30, 2020, the Association satisfied the QTL test.
Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A federal savings association must file an application with the OCC and the FRS for approval of a capital distribution if:
•the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•the savings association would not be at least adequately capitalized following the distribution;
•the distribution would violate any applicable statute, regulation, agreement or condition imposed by a regulator; or
•the savings association is not eligible for expedited treatment of its filings.
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
The Association, in compliance with the preceding requirements, paid a $57 million cash dividend to the Company during the fiscal year ended September 30, 2020 and an $85 million cash dividend to the Company during the fiscal years ended September 30, 2019 and 2018. There was a $16 million dividend paid to the Company by Third Capital during the fiscal year ended September 30, 2020. There were no dividends paid to the Company by Third Capital during the fiscal years ended September 30, 2019 or 2018.
The Company's seventh stock repurchase program, for the repurchase of 10,000,000 shares of its common stock, was announced on July 30, 2015 and completed January 6, 2017. The eighth stock repurchase program, also for 10,000,000 shares, was announced on October 27, 2016 and began on January 6, 2017.
Under current FRS regulations, Third Federal Savings, MHC is required to obtain the approval of its members (depositors and certain loan customers of the Association) every 12 months to enable Third Federal Savings, MHC to waive its right to receive dividends on the Company’s common stock that Third Federal Savings, MHC owns. Third Federal Savings, MHC has received this approval of its members at meetings held July 14, 2020, July 16, 2019, July 11, 2018, July 19, 2017, July 26, 2016 and August 5, 2015. Third Federal Savings, MHC has the approval to waive the receipt of up to a total of $1.12 per share of dividends from the Company over the four quarterly periods ending June 30, 2021. Third Federal Savings, MHC waived its right to receive a $0.28 per share dividend payment on September 23, 2020. As a result of the 2019, 2018, 2017, 2016 and 2015 approvals, Third Federal Savings, MHC previously waived its right to receive two separate $0.27 per share dividend payments and two separate $0.28 per share dividend payments during the four quarterly periods ended June 30, 2020, four separate $0.25 per share dividend payments during the four quarterly periods ended June 30, 2019, four separate $0.17 per share dividend payments during the four quarterly periods ended June 30, 2018, four separate $0.125 per share dividend payments during the four quarterly periods ended June 30, 2017 and four separate $0.10 per share dividend payments during the four quarterly periods ending June 30, 2016.
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
The Association received a "Needs to Improve" Community Reinvestment Act rating in its most recent federal examination that analyzed home mortgage lending data for the period January 1, 2012 through December 31, 2014.

In June 2020, the OCC issued amendments to its Community Reinvestment Act regulations. The final rule clarifies and expands the activities that qualify for Community Reinvestment Act credit, updates where activities count for such credit and, according to the agency, seeks to create a more consistent and objective method for evaluating Community Reinvestment Act performance. The final rule is effective October 1, 2020 but compliance with the certain of the revised requirements is not mandatory for the Association until January 1, 2023.
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
(i)subject to certain exceptions for loan programs made available to all employees, be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
(ii)do not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Association’s capital.
In addition, extensions of credit in excess of certain limits must be approved by the Association’s Board of Directors.
Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement action against all “institution-affiliated parties,” including shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.
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
Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•well capitalized (at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital, and 6.5% common equity Tier 1 ratios, and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued under certain statutes and regulations, to maintain a specific capital level for any capital measure);
•adequately capitalized (at least 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital and 4.5% common equity Tier 1 ratios);
•undercapitalized (less than 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital, or 4.5% common equity Tier 1 ratios);
•significantly undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital, 6% total risk-based capital or 3% common equity Tier 1 ratios); and
•critically undercapitalized (less than or equal to 2% tangible capital to total assets).
The previously referenced final rule that strengthened regulatory capital requirements and was effective January 1, 2015, also adjusted the prompt corrective actions categories to incorporate the new standards, as reflected above.
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
As of September 30, 2020, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required (Well Capitalized)
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,595,007	19.96%	$799,260	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,548,070	10.39%	744,663	5.00%
Tier I Capital to Risk-Weighted Assets	1,548,070	19.37%	639,408	8.00%
Common Equity Tier I to Risk-Weighted Assets	1,547,908	19.37%	519,519	6.50%

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured depository institutions such as the Association. Deposit accounts in the Association are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions assessments to maintain the Deposit Insurance Fund.
The FDIC bases its assessments on each institution’s total assets less Tier 1 capital, with an assessment schedule that ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest. Institutions with over $10 billion of total assets, such as the Association, are classified for assessment purposes as "Large Institutions", generally subject to a large institution pricing system that includes a separate “scorecard” methodology designed to measure risk to the insurance fund. In conjunction with the FDIC Deposit Insurance Fund’s reserve ratio reaching 1.15%, the assessment range was lowered to 1.5 to 40 basis points, effective July 1, 2016. In addition, “Large Institutions” were assessed a surcharge required by the DFA until the earlier of the Deposit Insurance Fund reaching 1.35% or December 31, 2018. The surcharge was 4.5 basis points of the Large Institution’s “surcharge base,” which is generally its regular assessment base reduced by $10 billion. The FDIC announced that the 1.35% ratio was reached as of September 30, 2018 and the surcharge ended with payment of the December

31, 2018 invoice. As of June 30, 2020, the FDIC announced that the ratio had declined to 1.30% due largely to consequences of the COVID-19 pandemic. The FDIC adopted a plan to restore the fund to 1.35% within eight years but did not change its assessment schedule.
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
As of September 30, 2020, outstanding borrowings (including accrued interest) from the FHLB of Cincinnati were $3.52 billion and the Association was in compliance with the stock investment requirement.
Other Regulations
Interest and other charges collected or contracted for by the Association are subject to state usury laws and federal laws concerning interest rates. The Association’s operations are also subject to federal laws applicable to credit transactions, such as the:
•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
The operations of the Association also are subject to:
•The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•The Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•The Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from those images, the same legal standing as the original paper check;
•Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings associations, in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the OCC require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.
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
Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and FRS regulations, a mutual holding company, such as Third Federal Savings, MHC and its mid-tier company, the Company, may, with appropriate regulatory approval, engage in the following activities:
(i)investing in the stock of a savings association;
(ii)acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company;
(iii)merging with or acquiring another holding company, one of whose subsidiaries is a savings association;
(iv)investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association has its home offices;
(v)furnishing or performing management services for a savings association subsidiary of such company;
(vi)holding, managing or liquidating assets owned or acquired from a savings association subsidiary of such company;
(vii)holding or managing properties used or occupied by a savings association subsidiary of such company;
(viii)acting as trustee under deeds of trust;
(ix)any other activity:
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
The Home Owners’ Loan Act prohibits a savings and loan holding company, such as the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the FRS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The FRS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:
(i)the approval of interstate supervisory acquisitions by savings and loan holding companies; and
(ii)the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.
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

The previously discussed final rule regarding regulatory capital requirements, effective in 2015, implemented the directive as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions generally applied to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer was phased in between 2016 and 2019.
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
Source of Strength. The DFA extended the “source of strength” doctrine, which has traditionally been applicable to bank holding companies, was extended to savings and loan holding companies as well. The FRS has issued regulations requiring that all savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
Waivers of Dividends by Third Federal Savings, MHC. Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. The OTS, the previous regulator for Third Federal Savings, MHC, allowed dividend waivers provided the mutual holding company’s Board of Directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of its subsidiary institution. In February 2008, the Company declared its first quarterly dividend and Third Federal Savings, MHC waived its right to receive each dividend paid by the Company. Section 625(a) of DFA preserved, for mutual holding companies, including Third Federal Savings, MHC, that had reorganized into mutual holding company form, issued minority stock and waived dividends prior to December 1, 2009, the right to waive dividends if the waiver was not detrimental to the safe and sound operation of the savings association and the board of directors expressly determines that the waiver is consistent with the fiduciary duties of the board to the mutual members of the mutual holding company. However, on August 12, 2011, the FRS issued an interim final rule that added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. The FRS is reviewing comments on the interim final rule, which were required to be submitted by November 1, 2011, as part of its rulemaking process, and there can be no assurance that the final rule will not require such a member vote. On July 14, 2020, Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.12 per share during the four quarterly periods ending June 30, 2021. Third Federal Savings, MHC previously received the approval of its members at: (1) a July 16, 2019 meeting to waive receipt of dividends up to a total of $1.10 per share during the four quarterly periods ended June 30, 2020; (2) a July 11, 2018 meeting to waive receipt of dividends up to a total of $1.00 per share during the four quarterly periods ended June 30, 2019; (3) a July 19, 2017 meeting to waive receipt of dividends up to a total of $0.68 per share during the four quarterly periods ended June 30, 2018; and (4) a July 26, 2016 meeting to waive receipt of dividends up to $0.50 per share during the four quarterly periods ended June 30, 2017.
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
The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)
The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) and stimulate the economy. The law had several provisions relevant to depository institutions, including:

Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes;

The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, extended by federal mortgage-backing agencies to at least December 31, 2020.

Human Capital Resources
At September 30, 2020, we employed 1,000 associates, nearly all of whom are full-time and of which approximately 76% are women. At September 30, 2019, we employed 1027 associates. As a financial institution, approximately 38% of our associates are employed at our branch and loan production offices, and another 5% are employed at our customer care call center. The success of our business is highly dependent on our associates, who provide value to our customers and communities through their dedication to our mission, helping customers achieve the American dream of home ownership and financial security. Our workplace culture is grounded in a set of core values – love (a genuine concern for others), trust, respect, a commitment to excellence and a little bit of fun – which is lived out daily in our work. We seek to hire well-qualified associates who are also a good fit for our value system. Our selection and promotion processes are without bias and include the active recruitment of minorities and women.

We encourage and support the growth and development of our associates and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through quarterly performance and development conversations between associates and their managers, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Reimbursement is available to associates enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business, in compliance with Section 127 of the Internal Revenue Code, and for seminars, conferences, and other training events associates attend in connection with their job duties.

The safety, health and wellness of our associates is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining associate safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, 75% of our associates to effectively working from remote locations and ensure a safely-distanced working environment for associates performing customer facing activities, at branches and operations centers. All associates are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our associates by strongly encouraging work-life balance, offering flexible work schedules, keeping the associate portion of health care premiums to a minimum and sponsoring various wellness programs, whereby associates are compensated for incorporating healthy habits into their daily routines.

Associate retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. We believe our commitment to living out our core values, actively prioritizing concern for our associates’ well-being, supporting our associates’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing associates. In addition, nearly all of our associates are stockholders of the Company through participation in our Associate Stock Ownership Plan, which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. At September 30, 2020, 40% of our current staff had been with us for fifteen years or more.

Item 1A.	Risk Factors
Risks Related to the COVID-19 Pandemic
The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.
In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. The COVID-19 pandemic has caused significant economic disruption in the United States as many state and local governments early on during the pandemic ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Finally, the spread of COVID-19 has caused us to modify our business practices, including associate travel, associate work locations, and cancellation of physical participation in meetings, events and conferences. We have many associates working remotely and may take further actions as may be required by government authorities or that we determine are in the best interests of our associates, customers and business partners. We did not participate in, or offer loans, as part of the Payroll Protection Program.

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
•if the economy is unable to remain substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
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
•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend,
•our cyber security risks are increased as the result of an increase in the number of associates working remotely;
•the unanticipated loss or unavailability of key associates due to the outbreak, which could harm our ability to operate our business or execute our business strategy, especially as we may not be successful in finding and integrating suitable successors
•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs;

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key associates due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key associates loss or unavailability.
Risks Related to Laws and Regulations
Changes in laws and regulations and the cost of compliance with new laws and regulations may adversely affect our operations and our income.
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

All savings associations have a responsibility under the Community Reinvestment Act and federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the OCC is required to assess the savings association’s record of compliance with the Community Reinvestment Act. The Association received a “Needs to Improve” Community Reinvestment Act rating in its most recent federal examination that analyzed home mortgage lending data for the period January 1, 2012 through December 31, 2014. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as those related to branches, mergers, minority stock offerings or a second-step conversion, or in restrictions on its activities.
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

Monetary policies and regulations of the FRS could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the FRS. An important function of the FRS is to regulate the money supply and credit conditions. Among the instruments used by the FRS to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the FRS have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Risks Related to our Lending Activities

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
The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the rule, a “qualified mortgage” loan must not contain certain specified features, including:
•excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
•interest-only payments;
•negative amortization; and
•terms of longer than 30 years.
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
The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company for our fiscal year beginning October 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations
Risks Related to Competitive Matters
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
Risks Related to Our Operations
Cyber-attacks, other security breaches or failure or interruption of information systems could adversely affect our operations, net income or reputation.
We rely heavily on communications and information systems to conduct our business. We regularly collect, process, transmit and store significant amounts of data and confidential information regarding our customers, associates and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.
Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an on-going threat targeting the customers of popular financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to associate error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.
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
Customer or associate fraud subjects us to additional operational risks.
Associate errors and associate and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Our loans to individuals and our deposit relationships and related transactions are also subject to exposure to the risk of loss due to fraud and other financial crimes. Misconduct by our associates could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent associate errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Associate errors could also subject us to financial claims for negligence. We have not experienced any material financial losses from associate errors, misconduct or fraud. However, if our internal controls fail to prevent or promptly detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our financial condition and results of operations.

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
Risk Related to Our Corporate Structure
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
Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. In August 2011, the FRS issued an interim final rule pursuant to the DFA, providing that the FRS “may not” object to dividend waivers by grandfathered mutual holding companies, such as Third Federal Savings, MHC, under standards substantially similar to those previously required by the OTS. However, the interim final rule added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within twelve months prior to the declaration of the dividend being waived. As part of its rulemaking process, the FRS is reviewing comments on the interim final rule and there can be no assurance that the final rule will not require such a member vote. Third Federal Savings, MHC has received the approval of its members in seven separate meetings (in July 2014, August 2015, July 2016, July 2017, July 2018, July 2019 and July 2020) to waive the receipt of dividends for a twelve-month period, and the FRS has “non-objected” to Third Federal Savings, MHC’s waiver each time. However, future approvals of members and non-objections from the FRS are not assured and if not obtained, the discontinuance of dividend payments would adversely affect the value of our common stock.
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
Risks Related to Accounting Matters
Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and on our financial condition and/or operating results.

In preparing periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan losses and the determination of pension obligations.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Other Risks Related to Our Business

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
We are subject to environmental liability risk associated with lending activities or properties we own.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies, which require us to perform an environmental review before initiating any foreclosure action on non-residential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

We may be required to transition from the use of the LIBOR interest rate index in the future.
We have certain interest rate swap contracts indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, a general consensus exists that in the U.S. the Secured Overnight Financing Rate (SOFR) index will be an acceptable alternative to LIBOR. The language in our LIBOR-based contracts and financial instruments has been developed by the Chicago Mercantile Exchange and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our swap contracts may result in our incurring significant expenses in effecting the transition and may result in disputes or litigation over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.
Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Risks Related to Economic Conditions

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
Our net interest income can also be negatively impacted when assets and funding sources with seemingly similar, but not identical re-pricing characteristics react differently to changing interest rates. An example is our home equity lines of credit loan portfolio and our interest-bearing checking and savings deposit products. Interest rates charged on our home equity lines of credit loans are linked to the prime rate of interest, which generally adjusts in a direct relationship to changes in the FRS’s Federal Funds target rate. Similarly, our interest-bearing checking and savings deposit products are generally expected to adjust when changes are made to the Federal Funds target rate. However, to the extent that increases or decreases are made to the Federal Funds target rate, and those increases or decreases translate into increases or decreases of the prime rate and the rate charged on our home equity lines of credit loans, but do not extend to equivalent adjustments to our interest-bearing checking and savings deposit products, we can experience a reduction in our net interest income. At September 30, 2020, we held $2.12 billion of home equity lines of credit loans and $2.44 billion of interest-bearing checking and savings deposits.
Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized mortgage servicing rights. As of September 30, 2020, we serviced $2.01 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an amortized cost of $7.9 million and an estimated fair value, at that date, of $12.5 million. Because the estimated life and estimated income to be derived from servicing the underlying mortgage loans generally increase with rising interest rates and decrease with falling interest rates, the value of mortgage servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.
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
In general, changes in market and competitive interest rates result from events that we do not control and over which we generally have little or no influence. As a result, mitigation of the adverse affects of changing interest rates is generally limited to controlling the composition of the assets and liabilities that we hold. To monitor our positions, we maintain an interest rate risk modeling system which is designed to measure our interest rate risk sensitivity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off balance sheet items (the institution’s economic value of equity) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. At September 30, 2020, in the event of an immediate 200 basis point increase in all interest rates, our model projects that we would experience a $66.6 million, or 4.63%, decrease in EVE. Our calculations further project that, at September 30, 2020, in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the twelve month measurement period to an aggregate increase in 200 basis points, we would expect our projected net interest income for the twelve months ended September 30, 2021 to increase by 4.63%. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
A worsening of economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.
Our performance is significantly impacted by the general economic conditions in our primary markets in Ohio and Florida, and surrounding areas. We also originate loans in other states which will be impacted by national or regional economic conditions. A deterioration in economic conditions is likely to result in high levels of unemployment, which would weaken local economies and could result in additional defaults of mortgage loans. Most of the loans in our loan portfolio are secured by real estate located in our primary market areas. Negative conditions, such as layoffs, in the markets where collateral for a mortgage loan is located could adversely affect a borrower’s ability to repay the loan and the value of the collateral securing the loan. Declines in the U.S. housing market, falling home prices and increasing foreclosures, as well as unemployment and under-employment, all negatively impact the credit performance of mortgage loans and can result in significant write-downs of asset values by financial institutions.
In response to a significant decline in general economic conditions, many lenders and institutional investors may reduce or cease providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit could lead to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of general business activity. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect our business, financial condition and results of operations. In response, we would expect to face the following risks in connection with these events:
•Increased regulation of our industry, heightened supervisory scrutiny related to the USA Patriot Act, Bank Secrecy Act, Fair Lending and other laws and regulations, along with enhanced monitoring of compliance with such regulation. Each aspect of amplified supervision and regulation will in all likelihood increase our costs, may be accompanied by the risk of unexpected fines, sanctions, penalties, litigation and corresponding management diversion and may limit our ability to pursue business opportunities and return capital to our shareholders.
•Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.
•The processes we use to estimate losses inherent in our credit exposure require difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of viable estimation and which may, in turn, impact the reliability of our evaluation processes, the comfort of our regulators with respect to the adequacy of our allowance for loan losses and who may require adjustments thereto, and ultimately could result in increased provisions for loan losses and reduced levels of earnings and capital.
•Our ability to engage in sales of mortgage loans to third parties (including mortgage loan securitization transactions with governmental entities) on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.
•Competition in our industry could intensify as a result of increasing consolidation of financial services companies in connection with current market conditions.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We operate from our main office in Cleveland, Ohio, our 37 full-service branch offices located in Ohio and Florida and our seven loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Broward, Collier, Hillsborough, Lee, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Franklin, Butler, Delaware and Hamilton. The Company owns the building in which its home office and executive offices are located, and six other office locations. The net book value of our land, premises, equipment and software was $41.6 million at September 30, 2020, a reduction from September 30, 2019 primarily due to the $19 million sale of commercial properties that were held by a subsidiary.

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
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of November 20, 2020, we had 6,588 shareholders of record, which does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms.
Through September 30, 2010, Third Federal Savings, MHC, waived its right to receive dividends. The waivers complied with regulatory authorizations (in the form of non-objection) obtained by Third Federal Savings, MHC. Any requests for future regulatory authorizations to waive receipts of dividends will be submitted to the FRS. Please refer to the preceding discussion of dividend waivers presented in Part I, Item 1. Business-SUPERVISION AND REGULATION-Holding Company Regulation-Waivers of Dividends by Third Federal Savings, MHC. Regulatory non-objection is subject to periodic regulatory review and no assurances can be given regarding future regulatory non-objection. In addition, interim final rules issued by the FRS in 2011 require that a majority of the mutual holding company's members eligible to vote must approve a dividend waiver by a mutual holding company within twelve months prior to the declaration of the dividend being waived. There can be no assurance that a final rule will not require such a member vote.
On July 14, 2020, at a special meeting of members of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) of Third Federal Savings, MHC voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $1.12 per share, to be declared on the Company’s common stock during the four quarterly periods ending June 30, 2021. The members approved the waiver by casting 61% of the eligible votes in favor of the waiver. Of votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC is the 81% majority shareholder of the Company.
Following the receipt of the members’ approval at the July 14, 2020 special meeting, Third Federal Savings, MHC filed a notice with, and subsequently received the non-objection of, the FRB-Cleveland for the proposed dividend waivers.

In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from September 30, 2015 through September 30, 2020, relative to the cumulative total return on stocks included in the SNL Bank and Thrift Index, SNL Thrift Index and NASDAQ Composite, in each case for the same period. The cumulative return data is presented in dollars, based on starting investments of $100 and assuming the reinvestment of dividends.

Total Return Performance
300
250
200
150
100
50
Index Value
09/30/15
09/30/16
09/30/17
09/30/18
09/30/19
09/30/20
Period Ending
TFS Financial Corporation
SNL Bank and Thrift Index
SNL Thrift Index
NASDAQ Composite

	Measurement Date
Index (with base price at 9/30/2015)	9/30/2015	9/30/2016	9/30/2017	9/30/2018	9/30/2019	9/30/2020
TFS Financial Corporation	100.00	105.71	98.99	96.74	123.32	107.08
SNL Bank and Thrift Index	100.00	103.39	145.42	156.32	154.40	113.66
SNL Thrift Index	100.00	104.58	121.59	119.77	120.11	85.75
NASDAQ Composite	100.00	116.42	144.00	180.24	181.19	255.40
Source: S&P Global Market Intelligence
 ______________________

We did not sell any securities during the quarter ended September 30, 2020.
We did not purchase any stock during the quarter ended September 30, 2020. On October 27, 2016, the Company announced that the Board of Directors approved the Company's eighth stock repurchase program, which authorizes the repurchase of up to 10,000,000 shares of the Company's outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The repurchase program commenced in January 2017, and in response to COVID-19, was restricted significantly in March, 2020 and suspended in April 2020. The program has 5,891,079 max number of shares that may be purchased under the plan as of September 30, 2020. The program has no expiration date.

Item 6.	Selected Financial Data

	At September 30,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Financial Condition Data:
Total assets	$14,642,221	$14,542,356	$14,137,331	$13,692,563	$12,906,062
Cash and cash equivalents	498,033	275,143	269,775	268,218	231,239
Investment securities - available for sale	453,438	547,864	531,965	537,479	517,866
Loans held for sale	36,871	3,666	659	351	4,686
Loans, net	13,103,062	13,195,745	12,871,294	12,419,306	11,708,804
Bank owned life insurance	222,919	217,481	212,021	205,883	200,144
Prepaid expenses and other assets	104,832	87,957	44,344	61,086	63,994
Deposits	9,225,554	8,766,384	8,491,583	8,151,625	8,331,368
Borrowed funds	3,521,745	3,902,981	3,721,699	3,671,377	2,718,795
Shareholders’ equity	1,671,853	1,696,754	1,758,404	1,689,959	1,660,458

	For the Years Ended September 30,
	2020	2019	2018	2017	2016
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$455,298	$482,087	$443,045	$408,995	$388,441
Interest expense	213,030	216,666	162,104	130,099	118,026
Net interest income	242,268	265,421	280,941	278,896	270,415
Provision (credit) for loan losses	3,000	(10,000)	(11,000)	(17,000)	(8,000)
Net interest income after provision (credit) for loan losses	239,268	275,421	291,941	295,896	278,415
Non-interest income	53,251	20,464	21,536	19,849	24,952
Non-interest expenses	192,274	193,673	192,313	182,404	181,004
Earnings before income tax	100,245	102,212	121,164	133,341	122,363
Income tax expense	16,928	21,975	35,757	44,464	41,810
Net earnings after income tax expense	$83,317	$80,237	$85,407	$88,877	$80,553
Earnings per share
Basic	$0.30	$0.29	$0.31	$0.32	$0.28
Diluted	$0.29	$0.28	$0.30	$0.32	$0.28
Cash dividends declared per share	$1.11	$1.02	$0.76	$0.545	$0.31

	At or For The Years Ended September 30,
	2020	2019	2018	2017	2016
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.56%	0.56%	0.62%	0.67%	0.65%
Return on average equity	4.88%	4.58%	4.91%	5.28%	4.73%
Interest rate spread(1)	1.52%	1.73%	1.93%	2.02%	2.09%
Net interest margin(2)	1.69%	1.92%	2.08%	2.16%	2.23%
Efficiency ratio(3)	65.06%	67.75%	63.58%	61.06%	61.28%
Non-interest expense to average total assets	1.29%	1.36%	1.39%	1.37%	1.45%
Average interest-earning assets to average interest-bearing liabilities	111.41%	112.28%	112.96%	113.29%	114.67%
Dividend payout ratio(4)	382.76%	364.29%	253.33%	170.31%	151.79%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.37%	0.50%	0.57%	0.62%	0.75%
Non-accruing loans as a percent of total loans	0.41%	0.54%	0.60%	0.63%	0.76%
Allowance for loan losses as a percent of non-accruing loans	87.95%	54.60%	54.56%	61.89%	68.69%
Allowance for loan losses as a percent of total loans	0.36%	0.29%	0.33%	0.39%	0.52%
Capital Ratios:
Association
Total capital to risk-weighted assets(5)	19.96%	19.56%	20.47%	21.37%	22.24%
Tier 1 (leverage) capital to net average assets(5)	10.39%	10.54%	10.87%	11.16%	11.73%
Tier 1 capital to risk-weighted assets(5)	19.37%	19.07%	19.91%	20.69%	21.36%
Common equity tier 1 capital to risk-weighted assets(5)	19.37%	19.07%	19.91%	20.69%	21.36%
TFS Financial Corporation
Total capital to risk-weighted assets(5)	22.71%	22.22%	22.94%	23.63%	24.62%
Tier 1 (leverage) capital to net average assets(5)	11.88%	12.05%	12.25%	12.41%	13.07%
Tier 1 capital to risk-weighted assets(5)	22.13%	21.73%	22.39%	22.96%	23.74%
Common equity tier 1 capital to risk-weighted assets(5)	22.13%	21.73%	22.39%	22.96%	23.74%
Average equity to average total assets	11.50%	12.30%	12.56%	12.67%	13.64%
Other Data:
Association:
Number of full service offices	37	37	38	38	38
Loan production offices	7	8	8	8	8
______________________
(1)Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)Represents dividends paid per share divided by diluted earnings per share. Receipt of dividends on shares owned by Third Federal Savings, MHC has been waived and dividends paid on unallocated shares of the ESOP are used to pay down the loan to the ESOP.
(5)In April 2020, the Simplifications to the Capital Rule ("Rule") was adopted, which simplified certain aspects of the capital rule under Basel III. The impact of the Rule was not material to the regulatory capital ratios.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our customers.
Since being organized in 1938, we grew to become, at the time of our initial public offering of stock in April 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with Having Fun.” Our values are reflected in the design and pricing of our loan and deposit products, as described below. Our values are further reflected in a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office was established and continues to be located and where the educational programs we have established and/or support are located. We intend to continue to adhere to our primary values and to support our customers and the communities in which we operate, as we pursue our mission to help people achieve the dream of home ownership and financial security while creating value for our shareholders, our customers, our communities and our associates.
COVID-19 Pandemic. During the current fiscal year, the COVID-19 pandemic had a significant impact on our customers, associates and communities, which collectively impacts our shareholders. Our primary values and mission mentioned above have driven our responses related to COVID-19 and are summarized below.
Customers
•Branches are open and have returned to normal, operating business hours
•Through September 30, 2020, there were 2,009 customers, representing $285.1 million of loans, who have been helped by COVID-19 related forbearance plans
•As a result of payoffs and customer resolutions, there were 1,074 customers, representing $165.6 million of loans, remaining in COVID-19 forbearance plans as of September 30, 2020
•Customer relief provided in the form of: forbearance plans available, 90 days with options for extensions up to 12 months, with multiple repayment options; waiving of late fees, overdraft fees and ATM fees
•Mobile banking features have been expanded, including mobile deposit limits
Associates
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
•Third Federal Foundation helped launch the Greater Cleveland COVID-19 Rapid Response Fund to support those most in need ($8 million in funds distributed). Helped launch Phase 2 of fund ($3 million raised to date)
•Providing emergency funding to Slavic Village P-16 partners for PPEs, food distribution and support
•Leader in advocating for investment in Digital Equity by both investing to deploy devices and hot spots to Slavic Village families and participating on the Greater Cleveland Digital Equity Coalition.
•Assisted our P-16 Partners in setting up five Learning Pods to provide safe spaces for students to be supervised in pursuing their virtual learning.
•Donated 300 N95 masks and hazmat suits to local hospitals and 220 computers to PCs for People.
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
Levels of Regulatory Capital
At September 30, 2020, the Company’s Tier 1 (leverage) capital totaled $1.77 billion, or 11.88% of net average assets and 22.13% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.55 billion, or 10.39% of net average assets and 19.37% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 7 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Years Ended September 30,
	2020		2019
	Amount	Percent	Amount	Percent
Residential Mortgage Loan Originations:	(Dollars in thousands)
ARM (all Smart Rate) production	$1,223,422	39.7%	$739,337	40.8%
Fixed-rate production:
Terms less than or equal to 10 years	295,434	9.6	93,839	5.2
Terms greater than 10 years	1,558,942	50.7	978,378	54.0
Total fixed-rate production	1,854,376	60.3	1,072,217	59.2
Total Residential Mortgage Loan Originations:	$3,077,798	100.0%	$1,811,554	100.0%

	September 30, 2020		September 30, 2019
	Amount	Percent	Amount	Percent
Balances of Residential Mortgage Loans Held For Investment:	(Dollars in thousands)
ARM (primarily Smart Rate) Loans	$5,122,266	47.2%	$5,063,010	46.1%
Fixed-rate Loans:
Terms less than or equal to 10 years	1,284,605	11.8	1,484,403	13.5
Terms greater than 10 years	4,443,140	41.0	4,440,553	40.4
Total fixed-rate loans	5,727,745	52.8	5,924,956	53.9
Total Residential Mortgage Loans Held For Investment:	$10,850,011	100.0%	$10,987,966	100.0%
The following table sets forth the balances as of September 30, 2020 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(in thousands)
2021	$543,388
2022	865,803
2023	815,979
2024	308,035
2025	1,992,417
2026	596,644
Total	$5,122,266
At September 30, 2020 and September 30, 2019, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $36.9 million and $3.7 million, respectively.

Loan Portfolio Yield
    The following tables set forth the balance and interest yield as of September 30, 2020 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	September 30, 2020
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,284,605	9.8%	2.95%
Terms greater than 10 years	4,443,140	33.8%	3.87%
Total Fixed-Rate loans	5,727,745	43.6%	3.66%

ARMs	5,122,266	39.0%	3.02%
Home Equity Loans and Lines of Credit	2,232,236	17.0%	2.54%
Construction and Other loans	50,566	0.4%	3.39%
Total Loans Receivable, net	$13,132,813	100.0%	3.22%

	September 30, 2020
	Balance	Fixed Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,092,683	$4,292,765	46.4%	3.55%
Florida	1,826,405	713,676	13.9%	3.32%
Other	2,930,923	721,304	22.3%	2.96%
Total Residential Mortgage Loans	10,850,011	5,727,745	82.6%	3.36%
Home Equity Loans and Lines of Credit
Ohio	655,867	43,959	5.0%	2.60%
Florida	432,301	30,339	3.3%	2.55%
California	349,701	16,491	2.7%	2.57%
Other	794,367	14,800	6.0%	2.48%
Total Home Equity Loans and Lines of Credit	2,232,236	105,589	17.0%	2.54%
Construction and Other loans	50,566	50,566	0.4%	3.39%
Total Loans Receivable, net	$13,132,813	$5,883,900	100.0%	3.22%

Marketing Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. At September 30, 2020, the principal balance of home equity lines of credit totaled $1.92 billion. Our home equity lending is discussed in the preceding Lending Activities section of Item 1. Business in Part I. THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND.

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
During the year ended September 30, 2020, the balance of deposits increased $459.2 million, which was comprised of a $413.1 million increase in the balance of customer retail deposits and a $46.1 million increase in the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization). Additionally, during the year ended September 30, 2020, we decreased the balance of our short-term advances from the FHLB of Cincinnati by $500 million; we added $250.0 million of new, four- to five-year advances from the FHLB of Cincinnati with a weighted average interest rate of 1.67%; and we added $375.0 million of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts with a weighted average interest rate of 0.86%, that extended the effective durations of those shorter-term advances to approximately four to seven years at inception. In addition, during the fourth quarter of the fiscal year ended September 30, 2020, $115 million of FHLB of Cincinnati advances, including the swap contracts related to $100 million of those advances, were terminated. The terminated advances had original maturity dates in 2023 and a weighted average interest rate, including the swap contracts, of 2.92%.
During the year ended September 30, 2020, these funding source modifications facilitated asset growth of $99.9 million, the repayment of $335.6 million of scheduled maturing long-term advances and $50.0 million of scheduled maturing advances from the FHLB of Cincinnati with related interest rate swap contracts, and funded stock repurchases of $0.4 million and stock dividends of $55.5 million.
Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. Prior to fiscal 2010, this strategy was used to a greater extent to manage our interest rate risk, but it remains a tool available to us. The sales of first mortgage loans has increased significantly during fiscal 2020 due to a wave of fixed-rate refinances and favorable Fannie Mae loan sale pricing. At September 30, 2020, we serviced $2.01 billion of loans for others, of which $830 million were sold in the secondary market prior to fiscal 2010. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part II, Item 7. under the heading Liquidity and Capital Resources, and in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, or an extended period of a flat or inverted yield curve market persists, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. Continuous analysis and evaluation updates will be important as we monitor the impact to our borrowers as a result of the COVID-19 global pandemic. At September 30, 2020, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. Per the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the

Coronavirus, the COVID-19 related forbearance plans will not generally affect the delinquency status of the loan and therefore will not undergo a specific review. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy are classified as TDRs. At September 30, 2020, $18.6 million of loans in Chapter 7 bankruptcy status with no other modification to terms were included in total TDRs. At September 30, 2020, the recorded investment in non-accrual status loans included $20.3 million of performing loans in Chapter 7 bankruptcy status, of which $20.1 million were also reported as TDRs.
In an effort to limit our credit risk exposure and improve the credit performance of new customers, since 2009, we have tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill its repayment obligation, revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums and eliminated certain product features (such as interest-only and loans above certain LTV ratios). We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current fiscal year, the average credit score was 777, and the average LTV was 66%. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of September 30, 2020, loans originated prior to 2009 had a balance of $622.3 million, of which $16.8 million, or 2.7%, were delinquent, while loans originated in 2009 and after had a balance of $12.6 billion, of which $11.0 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At September 30, 2020, approximately 56.0% and 16.9% of the combined total of our residential Core and construction loans held for investment and approximately 29.4% and 19.4% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loan originations for the twelve months ended September 30, 2020, 24.4% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern as the majority of these loans were originated under less stringent underwriting and credit standards than our Residential Core portfolio. Although we no longer originate loans under this program and the principal balance in these loans had declined to $75.2 million at September 30, 2020, and constituted only 0.6% of our total “held for investment” loan portfolio balance, they comprised 14.9% and 16.1% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At September 30, 2020, approximately 95.5% and 4.4% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At September 30, 2020, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 6.1% and 5.4%, respectively. We attempted to manage our Home Today credit risk by requiring private mortgage insurance for some loans. At September 30, 2020, 12.4% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $74.8 million at September 30, 2020. Since the vast majority of Home Today loans were originated prior to March 2009 and we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, we have offered Fannie Mae eligible, Home Ready loans since fiscal 2016. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized and/or sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At September 30, 2020, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.39%. The Association's Tier 1 (leverage) capital ratio is lower at September 30, 2020 than its ratio at September 30, 2019, which was 10.54%, due primarily to a $57 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2019 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 39 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At September 30, 2020, deposits totaled $9.23 billion (including $553.9 million of brokered CDs), while borrowings totaled $3.52 billion and borrowers’ advances and servicing escrows totaled $157.4 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At September 30, 2020, these collateral pledge support arrangements provided the Association with the ability to borrow a maximum of $7.61 billion from the FHLB of Cincinnati and $364.1 million from the FRB-Cleveland Discount Window. Third, we have the ability to purchase overnight Fed Funds up to $200 million through various arrangements with other institutions. Fourth, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At September 30, 2020, our investment securities portfolio totaled $453.4 million. Finally, cash flows from operating activities have been a regular source of funds. During the fiscal years ended September 30, 2020 and 2019, cash flows from operations totaled $121.8 million and $103.0 million, respectively.
First mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and Home Ready) are originated under Fannie Mae procedures and are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. Loans under the HARP II program, which expired on December 31, 2018, were also originated under Fannie Mae procedures. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures, which are not eligible for sale to Fannie Mae. For loans that are not originated under Fannie Mae procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors. At September 30, 2020, $36.9 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale.” During the fiscal year ended September 30, 2020, $93.7 million of agency-compliant Home Ready loans (including $3.1 million in contracts pending settlement) and $525.0 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans (including $32.9 million in contracts pending settlement) were sold to Fannie Mae. Additionally, $225.6 million of fixed-rate loans were sold to private investors.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.29% for the fiscal year ended September 30, 2020 and 1.36% for the fiscal year ended September 30, 2019. As of September 30, 2020, our average assets per full-time associate and our average deposits per full-time associate were $14.7 million and $9.3 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered CDs) held at our branch offices ($234.4 million per branch office as of September 30, 2020) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.
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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. At September 30, 2020, the allowance for loan losses was $46.9 million or 0.36% of total loans. An increase or decrease of 10% in the allowance at September 30, 2020 would result in a $4.7 million charge or credit, respectively, to income before income taxes.
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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, including the effects of the COIVD-19 pandemic, delinquency statistics, geographic concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.
The evaluation is comprised of a specific component and a general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan or cash flow analysis. The general component of the evaluation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic concentrations. Quantitative loss factors used in determining an appropriate allowance level are supplemented by more qualitative factors that impact potential losses. Qualitative factors include various market conditions, such as collateral values and unemployment rates. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses. Refer to the Lending Activities section of Item 1. Business in Part I. for further discussion.
Actual loan losses may be significantly more than the allowances we have established, which would have a materially adverse effect on our financial results.
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At September 30, 2020, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at September 30, 2020, there is no guarantee that those assets will be recognizable in the future.
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
Comparison of Financial Condition at September 30, 2020 and September 30, 2019
Total assets increased $99.9 million, or 1%, to $14.64 billion at September 30, 2020 from $14.54 billion at September 30, 2019. This increase was primarily the result of increases in cash and cash equivalents, Federal Home Loan Bank stock and prepaid expenses and other assets, partially offset by decreases in investment securities available for sale and mortgage loans held for investment.

Cash and cash equivalents increased $222.9 million, or 81%, to $498.0 million at September 30, 2020 from $275.1 million at September 30, 2019. This increase was the result of cash flows from maturing investment securities and loan sales in the secondary market which were retained for reinvestment in investment securities and/or loan products that provide higher yields along with longer maturities. We manage cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section of the Overview.
Investment securities, all of which are classified as available for sale, decreased $94.5 million, or 17%, to $453.4 million at September 30, 2020 from $547.9 million at September 30, 2019. Investment securities decreased as the combined effect of $268.6 million in principal paydowns and $6.1 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio exceeded the combined effect of $171.5 million in purchases and an $8.7 million reduction of unrealized losses during the year ended September 30, 2020. There were no sales of investment securities during the year ended September 30, 2020.
Loans held for investment, net, decreased $92.7 million, or 1%, to $13.10 billion at September 30, 2020 from $13.20 billion at September 30, 2019. Residential mortgage loans decreased $138.0 million, or 1%, to $10.85 billion at September 30, 2020. During the year ended September 30, 2020, $1.22 billion of three- and five-year “SmartRate” loans were originated while $1.85 billion of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. Between September 30, 2019 and September 30, 2020, the total fixed-rate portion of the first mortgage loan portfolio decreased $197.3 million and was comprised of a decrease of $199.8 million in the balance of fixed-rate loans with original terms of 10 years or less, partially offset by an increase of $2.5 million in the balance of fixed-rate loans with original terms greater than 10 years. During the year ended September 30, 2020, we completed $844.3 million in loan sales, which included $225.6 million to private investors, $93.7 million of agency-compliant Home Ready loans and $525.0 million of other long-term, fixed-rate, agency-compliant, first mortgage loans that were sold to Fannie Mae. Partially offsetting the decrease in residential mortgage loans was a $57.3 million increase in the balance of home equity loans and lines of credit during the year ended September 30, 2020, as new originations and additional draws on existing accounts exceeded repayments. Also, during the year ended September 30, 2020, we purchased long-term, fixed-rate first mortgage loans that had a remaining balance of $3.6 million at September 30, 2020. During the year ended September 30, 2020, $230.3 million of fixed-rate residential mortgage loans, originated and serviced by the Association and sold to an investor in a prior year, were purchased from that investor.
Commitments originated for home equity lines of credit and equity and bridge loans were $1.32 billion for the year ended September 30, 2020 compared to $1.69 billion for the year ended September 30, 2019. At September 30, 2020, pending commitments to originate new home equity lines of credit were $101.2 million and equity and bridge loans were $38.3 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The total allowance for loan losses increased $8.0 million, or 21%, to $46.9 million at September 30, 2020 from $38.9 million at September 30, 2019. While actual loan charge-offs and delinquencies remained low at September 30, 2020, some borrowers have experienced unemployment or reduced income as a result of the COVID-19 pandemic. While we continue to offer assistance to our borrowers which includes forbearance programs, factors related to potential loan performance as a result of COVID-19 triggered an increase in the provision in the most recent year. The provision for loan losses was $3.0 million for the year ended September 30, 2020 as compared to a credit of $10.0 million for the year ended September 30, 2019. As a result of loan recoveries exceeding charge-offs, the Company reported net loan recoveries of $5.0 million for the year ended September 30, 2020 as compared to net loan recoveries of $6.5 million for the year ended September 30, 2019. Refer to Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES of the Notes to Consolidated Financial Statements for additional discussion.
The amount of FHLB stock owned increased $34.9 million to $136.8 million at September 30, 2020 from $101.9 million at September 30, 2019, as a result of FHLB stock ownership requirements.
Prepaid expenses and other assets increased $16.8 million to $104.8 million at September 30, 2020 from $88.0 million at September 30, 2019. This increase related primarily to a current year adoption of amended lease accounting guidance, which, as of September 30, 2020, added a $16.0 million right-of-use asset, net of amortization, to the balance sheet.
Deposits increased $459.2 million, or 5%, to $9.23 billion at September 30, 2020 from $8.77 billion at September 30, 2019. The increase in deposits resulted primarily from a $183.3 million increase in CDs, a $141.5 million increase in our savings accounts (consisting of a $77.5 million increase in money market accounts in the state of Florida and a $64 million increase in our higher yield savings accounts), and a $120.4 million increase in our interest-bearing checking accounts. While the current interest rate environment is extremely low, we believe that our savings and checking accounts provide a stable source of funds. In addition, our savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at September 30, 2020 was $553.9 million, which was an increase of $46.1 million during the year ended September 30, 2020. The increase in deposits was used, in combination with an increase in loan sale proceeds, to decrease our borrowings and fund our balance sheet growth and our capital management activities, including dividend payments.
Borrowed funds, all from the FHLB of Cincinnati, decreased $381.2 million, or 10%, to $3.52 billion at September 30, 2020 from $3.90 billion at September 30, 2019. This decrease reflects a combination of a $506.1 million reduction in overnight and other short term advances and a net $100.1 million reduction in long term advances, offset by a net $225.0 million increase in 90 day advances that were utilized for longer term interest rate swap contracts. During the fourth quarter of fiscal 2020, $115 million of FHLB advances and $100 million of swap contracts related to those advances with original maturity dates in fiscal 2023, were terminated early, resulting in the immediate recognition of $8.9 million of interest expense and fees. The weighted average interest rate, including the impact of the swap contracts, on those advances repaid was 2.92%. The total balance of borrowed funds of $3.52 billion at September 30, 2020 consisted of long-term advances of $545.1 million with a remaining weighted average maturity of approximately 2.9 years and short-term advances of $2.98 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of 3.0 years. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately four to seven years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Total shareholders’ equity decreased $24.9 million, or 1%, to $1.67 billion at September 30, 2020 from $1.70 billion at September 30, 2019. This net decrease reflected $0.4 million of repurchases of outstanding common stock, $55.5 million of cash dividend payments and a $62.6 million unrealized loss recognized in accumulated other comprehensive income, mainly the result of changes in market interest rates related to our interest rate swaps as well as $1.9 million in treasury stock allocated from the equity incentive plan, offset by the positive effect of $83.3 million of net income. Adjustments of $12.1 million related to our stock compensation plan and ESOP helped offset the decrease. As a result of the July 14, 2020 and July 16, 2019 mutual member votes, Third Federal Savings, MHC, the mutual holding company that owns approximately 81% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid. Refer to Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional details regarding the repurchase of shares of common stock and the payment of dividends.

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

	For the Fiscal Years Ended September 30,
	2020			2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$307,902	$1,909	0.62%	$220,458	$4,998	2.27%	$228,041	$3,704	1.62%
Investment securities	—	—	—%	3,308	79	2.39%	1,125	27	2.40%
Mortgage-backed securities	527,195	9,707	1.84%	555,076	13,021	2.35%	539,564	11,107	2.06%
Loans(1)	13,366,447	440,697	3.30%	12,938,824	458,779	3.55%	12,619,496	422,953	3.35%
Federal Home Loan Bank stock	120,011	2,985	2.49%	96,712	5,210	5.39%	92,533	5,254	5.68%
Total interest-earning assets	14,321,555	455,298	3.18%	13,814,378	482,087	3.49%	13,480,759	443,045	3.29%
Non-interest-earning assets	540,421			422,738			370,570
Total assets	$14,861,976			$14,237,116			$13,851,329
Interest-bearing liabilities:
Checking accounts	$917,552	1,477	0.16%	$881,233	3,188	0.36%	$947,728	1,406	0.15%
Savings accounts	1,530,977	7,775	0.51%	1,381,646	11,676	0.85%	1,364,410	3,466	0.25%
Certificates of deposit	6,621,289	130,990	1.98%	6,388,905	128,489	2.01%	5,989,453	97,383	1.63%
Borrowed funds	3,785,026	72,788	1.92%	3,651,273	73,313	2.01%	3,632,255	59,849	1.65%
Total interest-bearing liabilities	12,854,844	213,030	1.66%	12,303,057	216,666	1.76%	11,933,846	162,104	1.36%
Non-interest-bearing liabilities	298,520			182,598			178,373
Total liabilities	13,153,364			12,485,655			12,112,219
Shareholders’ equity	1,708,612			1,751,461			1,739,110
Total liabilities and shareholders’ equity	$14,861,976			$14,237,116			$13,851,329
Net interest income		$242,268			$265,421			$280,941
Interest rate spread(2)			1.52%			1.73%			1.93%
Net interest-earning assets(3)	$1,466,711			$1,511,321			$1,546,913
Net interest margin(4)		1.69%			1.92%			2.08%
Average interest-earning assets to average interest-bearing liabilities	111.41%			112.28%			112.96%

(1) Loans include both mortgage loans held for sale and loans held for investment.
(2)Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)Net interest margin represents net interest income divided by total interest-earning assets.

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

	For the Fiscal Years Ended September 30, 2020 vs. 2019			For the Fiscal Years Ended September 30, 2019 vs. 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents	$3,714	$(6,803)	$(3,089)	$(119)	$1,413	$1,294
Investment securities	(79)	—	(79)	52	—	52
Mortgage-backed securities	(627)	(2,687)	(3,314)	327	1,587	1,914
Loans	16,110	(34,192)	(18,082)	10,891	24,935	35,826
Federal Home Loan Bank stock	1,802	(4,027)	(2,225)	328	(372)	(44)
Total interest-earning assets	20,920	(47,709)	(26,789)	11,479	27,563	39,042
Interest-bearing liabilities:
Checking accounts	137	(1,848)	(1,711)	(91)	1,873	1,782
Savings accounts	1,449	(5,350)	(3,901)	44	8,167	8,211
Certificates of deposit	4,535	(2,034)	2,501	6,833	24,273	31,106
Borrowed funds	3,426	(3,951)	(525)	315	13,149	13,464
Total interest-bearing liabilities	9,547	(13,183)	(3,636)	7,101	47,462	54,563
Net change in net interest income	$11,373	$(34,526)	$(23,153)	$4,378	$(19,899)	$(15,521)
Comparison of Operating Results for the Fiscal Years Ended September 30, 2020 and 2019
    General. Net income increased $3.1 million to $83.3 million for the year ended September 30, 2020 compared to $80.2 million for the year ended September 30, 2019. This increase was primarily the result of higher net gain on the sale of loans, the Company's share of net gain from the sale of commercial property, lower non-interest expense and a lower effective tax rate, partially offset by lower net interest income and an increase in the provision for loan losses.
Interest and Dividend Income. Interest and dividend income decreased $26.8 million, or 6%, to $455.3 million during the year ended September 30, 2020 compared to $482.1 million during the prior year. The decrease in interest and dividend income resulted primarily from a decrease in interest income from loans, and to a lesser extent, interest income on mortgage-backed securities, interest earning cash equivalents and FHLB stock. Lower market interest rates impacted each category.
Interest income on loans decreased $18.1 million, or 4%, to $440.7 million for the year ended September 30, 2020 compared to $458.8 million for the year ended September 30, 2019. This decrease was attributed to a 25 basis point decrease in the average yield on loans to 3.30% for the year ended September 30, 2020 from 3.55% for the prior year. Partially offsetting the decline in average yield was a $427.6 million increase in the average balance of loans to $13.37 billion for the current year compared to $12.94 billion during the prior year. While the average balance increased during the year due to new loan production, the actual end of year balance decreased slightly from the prior year due to repayments and loan sales.
Interest income on mortgage-backed securities decreased $3.3 million, or 25%, to $9.7 million during the current year compared to $13.0 million during the year ended September 30, 2019. This decrease was attributed to a 51 basis point decrease in the average yield on mortgage-backed securities, combined with a $27.9 million decrease in the average balance of mortgage-backed securities to $527.2 million for the current year compared to $555.1 million during the prior year due to prepayments.
Interest income on other interest earning cash equivalents decreased $3.1 million, or 62%, to $1.9 million during the current year compared to $5.0 million for the year ended September 30, 2019. The decrease was attributed to a 165 basis point decrease in the average yield, partially offset by a $87.4 million increase in the average balance of other interest earning cash equivalents to $307.9 million from $220.5 million in the prior year.

Interest income on FHLB stock decreased $2.2 million, or 42%, to $3.0 million during the current year compared to $5.2 million for the year ended September 30, 2019. This decrease was attributed to a 290 basis point decrease in the average yield on FHLB stock partially offset by a $23.3 million increase in the average balance of FHLB stock, as a result of FHLB stock ownership requirements, to $120.0 million compared to $96.7 million in the prior year.
Interest Expense. Interest expense decreased $3.7 million, or 2%, to $213.0 million during the current year compared to $216.7 million during the year ended September 30, 2019. The decrease resulted from decreases in interest expense on both deposits and borrowed funds.
Interest expense on savings and checking accounts decreased $3.9 million and $1.7 million, respectively, to $7.8 million and $1.5 million during the year ended September 30, 2020, compared to the prior year due to a decrease in the average rates we paid on the deposits. Partially offsetting the decrease in interest expense on savings and checking accounts was an increase in interest expense on CDs, which increased $2.5 million, or 2%, to $131.0 million during the year ended September 30, 2020 compared to $128.5 million during the year ended September 30, 2019. The increase was attributed primarily to a $232.4 million, or 4%, increase in the average balance of CDs to $6.62 billion from $6.39 billion during the prior year, partially offset by a three basis point decrease in the average rate we paid on CDs to 1.98% during the current year from 2.01% during the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, as impacted by related interest rate swap contracts, decreased $0.5 million, or 1%, to $72.8 million during the year ended September 30, 2020 from $73.3 million during the year ended September 30, 2019. The decrease was attributed to a nine basis point decrease in the average rate paid for these funds to 1.92% during the year ended September 30, 2020 from 2.01% for the year ended September 30, 2019. As a result of the early termination in September 2020 of $100 million of interest rate swap contracts related to the prepayment of FHLB of Cincinnati advances, $7.8 million of additional interest expense was recognized during the year ended September 30, 2020. Partially offsetting the decrease in the average rate paid on borrowed funds was a $133.8 million, or 4%, increase in the average balance of borrowed funds to $3.79 billion during the current year from $3.65 billion during the prior year. While the average balance increased during the year, the actual end of year balance decreased from the prior year due to the use of deposit growth and loan sale proceeds to reduce borrowings. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $23.1 million, or 9%, to $242.3 million during the year ended September 30, 2020 from $265.4 million during the year ended September 30, 2019. Average interest-earning assets increased during the current year by $507.2 million, or 4%, when compared to the year ended September 30, 2019. The increase in average assets was attributed primarily to the growth in the average balance of our loan portfolio and to a lesser extent other interest-bearing cash equivalents and FHLB stock, partially offset by a decline in mortgage-backed securities. However, the increase in average interest earning assets was offset by a 31 basis point decrease in the average yield on those assets to 3.18% from 3.49%. Average interest-bearing liabilities increased by $551.7 million and experienced a 10 basis point decrease in cost, as our interest rate spread decreased 21 basis points to 1.52% compared to 1.73% during the prior year reflecting the challenging interest rate environment. Our net interest margin was 1.69% for the current year and 1.92% for the prior year.
Provision for Loan Losses. We recorded a provision for loan losses of $3.0 million during the year ended September 30, 2020 and a $10.0 million credit for loan losses during the year ended September 30, 2019. The provision for loan losses during the current fiscal year reflected the preliminary economic impact from the COVID-19 outbreak that has led to increased unemployment and deterioration in the overall macro-economic environment. We continue to monitor the effect unemployment will have on our borrowers and the broader market, including the longer term impact to the relative values of residential properties. As delinquencies in the portfolio are resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. When amounts previously charged off are subsequently collected, the recoveries are added to the allowance. In the current year, we recorded net recoveries of $5.0 million, as compared to net recoveries of $6.5 million for the year ended September 30, 2019. The provision for loan losses recorded for the current year, combined with the net recoveries, resulted in a increase in the balance of the allowance for loan losses. The allowance for loan losses was $46.9 million, or 0.36% of the total recorded investment in loans receivable, at September 30, 2020, compared to $38.9 million, or 0.29% of the total recorded investment in loans receivable, at September 30, 2019. Balances of recorded investments are net of deferred fees, expenses and any applicable loans-in-process.
At September 30, 2020 and 2019, we believe we had recorded an allowance for loan losses that provides for all losses that are both probable and reasonable to estimate at September 30, 2020 and 2019, respectively.

Refer to the Lending Activities section of the Overview and Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES of the Notes to Consolidated Financial Statements for further discussion.
Non-Interest Income. Non-interest income increased $32.8 million, or 160%, to $53.3 million during the year ended September 30, 2020 compared to $20.5 million during the year ended September 30, 2019. The increase in non-interest income was primarily due to an increase in the net gain on sale of loans, which was $28.4 million during the year ended September 30, 2020 compared to $1.9 million during the year ended September 30, 2019. There were loan sales, including commitments to sell, of $844.3 million during the year ended September 30, 2020, compared to loan sales of $117.3 million during the year ended September 30, 2019. Additionally during the current year, we recorded a $4.7 million gain, representing our share of the gain on the sale of the remaining commercial property held by a non-thrift, partially owned subsidiary of the Company.
Non-Interest Expense. Non-interest expense decreased $1.4 million, or 1%, to $192.3 million during the year ended September 30, 2020 compared to $193.7 million during the year ended September 30, 2019. This decrease resulted primarily from decreases in marketing and office property and equipment expenses. The decrease in marketing expenses was related to the timing of our marketing efforts as delays during the year were caused in response to COVID-19. The decrease in office property and equipment expense was mainly due to a decline in building maintenance expenses during the most recent fiscal year. Partially offsetting these declines were a $1.2 million increase to pension expense related to an increase in lump-sum settlements claimed during the year, $1.1 million of early termination fees related to the prepayment of FHLB of Cincinnati advances, as well as a $1.1 million increase of appraisal related expenses due to increased loan origination activity.
Income Tax Expense. The provision for income taxes was $16.9 million during the year ended September 30, 2020 compared to $22.0 million during the year ended September 30, 2019. The decrease in expense was caused mainly by the combination of a decrease in pre-tax income as well as the impact of a CARES Act provision, which permits a carry back of net tax operating losses to years taxed at higher rates, resulting in a current fiscal year tax benefit of $3.6 million, and excess tax benefits on stock-based compensation awards due to higher average prices on Company stock during the first half of the current fiscal year. The provision for the current year included $15.2 million of federal income tax provision and $1.7 million of state income tax provision. The provision for the year ended September 30, 2019 included $20.4 million of federal income tax provision and $1.6 million of state income tax provision. Our effective federal tax rate was 15.5% during the year ended September 30, 2020 and 20.3% during the year ended September 30, 2019.

For a comparison of operating results for the fiscal years ended September 30, 2019 and 2018, see the Company's Form 10K filing as of September 30, 2019.
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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the year ended September 30, 2020, our liquidity ratio averaged 5.59%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2020.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2020, cash and cash equivalents totaled $498.0 million which represented an increase of 81% from September 30, 2019. The increase was mainly the result of improved cash flows from maturing investment securities and loan sales, which were retained for reinvestment in investment securities and/or loan products or to be used to reduce borrowings.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $453.4 million at September 30, 2020.
During the year ended September 30, 2020, loan sales, including commitments to sell, totaled $844.3 million, which included $225.6 million of sales to private investors, and sales to Fannie Mae, consisting of $525.0 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans and $93.7 million of loans that qualified under Fannie Mae's Home Ready initiative. Loans originated under Home Ready initiatives are classified as “held for sale” at origination. Loans originated under non-Home Ready, Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.
At September 30, 2020, $36.9 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” of which $36.1 million were loan sale commitments outstanding at September 30, 2020 and $0.8 million were qualified under Fannie Mae's Home Ready initiative and not yet committed for sale.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS included in the Consolidated Financial Statements.
At September 30, 2020, we had $971.0 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $2.55 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of September 30, 2020 totaled $3.51 billion, or 38.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before September 30, 2021. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the year ended September 30, 2020, we originated $3.08 billion of residential mortgage loans, and $1.32 billion of commitments for home equity loans and lines of credit, while during the year ended September 30, 2019, we originated $1.81 billion of residential mortgage loans and $1.69 billion of commitments for home equity loans and lines of credit. We purchased $171.5 million of securities during the year ended September 30, 2020, and $158.0 million during the year ended September 30, 2019.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $459.2 million during the year ended September 30, 2020, which reflected the active management of the offered rates on maturing CDs compared to a net increase of $274.8 million during the year ended September 30, 2019. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the year ended September 30, 2020, there was a $46.1 million increase in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $553.9 million at September 30, 2020. At September 30, 2019 the balance of brokered CDs was $507.8 million. Principal and interest owed on loans serviced for others experienced a net increase of $13.0 million to $45.9 million during the year ended September 30, 2020 compared to a net increase of $1.4 million to $32.9 million during the year ended September 30, 2019. During the year ended September 30, 2020 we decreased our advances from the FHLB of Cincinnati by $381.2 million to utilize proceeds from loans sales, while managing future interest costs and the funding of new loan originations and our capital initiatives, and actively manage our liquidity ratio. During the year ended September 30, 2019, our advances from the FHLB of Cincinnati increased by $181.3 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CD market. At September 30, 2020 we had $3.52 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at September 30, 2020, we had $553.9 million of brokered CDs. During the year ended September 30, 2020, we had average outstanding advances from the FHLB of Cincinnati of $3.79 billion as compared to average outstanding advances of $3.65 billion during the year ended September 30, 2019. The slight increase in net average balance in the current year reflects the impact of higher outstanding advances maintained during the first six months of the fiscal year to fund balance sheet growth and our capital initiatives and to manage our on-balance sheet liquidity, while outstanding advances decreased during the last six months of the fiscal year as loan sale proceeds and deposit growth were used to a greater extent. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At September 30, 2020, we had the ability to borrow a maximum $7.61 billion from the FHLB of Cincinnati and $364.1 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at September 30, 2020 was $4.09 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $173.0 million.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In April 2020, the Association adopted the Simplifications to the Capital Rule ("Rule") which simplified certain aspects of the capital rule under Basel III. The impact of the Rule was not material to the Association's regulatory ratios.
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At September 30, 2020, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of September 30, 2020, the Association exceeded all regulatory capital requirements to be considered "Well Capitalized".
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2019, the Company received a $57.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios. At September 30, 2020, the Company had, in the form of cash and a demand loan from the Association, $178.2 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016 and repurchases began on January 6, 2017. There were 4,108,921 shares repurchased under that program between its start date and September 30, 2020. During the year ended September 30, 2020, the Company repurchased $0.4 million of its common stock. While share repurchases have recently declined as more emphasis has been placed on dividends, the share repurchase plan has been suspended as part of the response to COVID-19.
On July 14, 2020, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.12 per share, to be declared on the Company’s common stock during the 12 months subsequent to the members’ approval (i.e., through July 14, 2021). The members approved the waiver by casting 63% of the eligible votes, with 97% of the votes cast, or 61% of the total eligible votes, voting in favor of the waiver. Third Federal Savings, MHC is the 81% majority shareholder of the Company and waived its right to receive a $0.28 per share dividend payment on September 23, 2020.
On July 16, 2019, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.10 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 16, 2020). The members approved the waiver by casting 62% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC waived its right to receive $0.27 per share dividend payments on September 17, 2019 and December 17, 2019 and $0.28 per share dividend payments on March 24, 2020 and June 23, 2020.
The payment of dividends, support of asset growth and stock repurchases are planned in the future as the focus for future capital deployment activities.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we routinely enter into commitments to securitize and sell mortgage loans. For additional information, see Note 16. COMMITMENTS AND CONTINGENT LIABILITIES of the Notes to Consolidated Financial Statements.
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2020. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments due by period
Contractual Obligations	Less than One year		One to Three years	Three to Five years	More than Five years	Total
	(In thousands)
FHLB advances(1)(2)	$2,977,072		$51,371	$475,000	$18,302	$3,521,745
Operating leases(4)	3,485		6,416	3,258	3,232	16,391
Certificates of deposit(1)	3,517,863		2,438,656	581,826	63,862	6,602,207
Total	$6,498,420		$2,496,443	$1,060,084	$85,396	$10,140,343
Commitments to extend credit	$3,563,077	(3)	$—	$—	$—	$3,563,077
______________________
(1)Includes accrued interest payable, computed on an actual days outstanding basis, at September 30, 2020.
(2)Reflects the net impact of deferred penalties discussed in Note 11. BORROWED FUNDS of the Notes to Consolidated Financial Statements.
(3)Includes the unused portion (including commitments for accounts suspended as a result of material default or a decline in equity) of home equity lines of credit of $2.57 billion at September 30, 2020.
(4)Includes imputed interest on the lease liability at September 30, 2020.
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
(iv)maintaining the levels of capital in excess of what is required for "well capitalized" designation; and
(v)securitizing and/or selling long-term, fixed-rate residential real estate mortgage loans.
During the fiscal year ended September 30, 2020, $618.7 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae on a servicing retained basis. Additionally, during the fiscal year ended September 30, 2020 $225.6 million of fixed-rate loans were sold on a servicing retained basis to private investors. At September 30, 2020, $36.9 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as "held for sale". Of the agency compliant loan sales during the fiscal year ended September 30, 2020, $93.7 million was comprised of long-term, (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's Home Ready program; and $525.0 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage refinance loans which were sold to Fannie Mae, as described in the next paragraph. At September 30, 2020, the principal balance of loan sales included $34.2 million in contracts pending settlement.
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

The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at September 30, 2020 was $2.98 billion. The swap portfolio's weighted average fixed pay rate was 1.76% and the weighted average remaining term was 3.0 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at September 30, 2020 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,178,128	$(259,365)	(18.04)%	8.53%	(117)
+200	1,370,917	(66,576)	(4.63)%	9.63%	(7)
+100	1,473,255	35,762	2.49%	10.11%	41
0	1,437,493	—	—%	9.70%	—
-100	1,147,114	(290,379)	(20.20)%	7.72%	(198)
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
The table above indicates that at September 30, 2020, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 4.63% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 20.20% decrease in EVE.

The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at September 30, 2020, with comparative information as of September 30, 2019. The Association changed the software model used to measure its interest rate risk during the three months ended December 31, 2019, which included the use of different valuation approaches and assumptions inherent in the software. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

	At September 30,
Risk Measure (+200 bp Rate Shock)	2020	2019
Pre-Shock EVE Ratio	9.70%	14.93%
Post-Shock EVE Ratio	9.63%	13.26%
Sensitivity Measure in basis points	(7)	(167)
Percentage Change in EVE Ratio	(4.63)%	(15.78)%
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
Accordingly, although the EVE table provides an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable), home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs) and which are intended to have a favorable impact on our IRR profile, the net impact of several other items resulted in the 11.15% improvement in the Percentage Change in EVE measure at September 30, 2020, when compared to the measure at September 30, 2019. Factors contributing to this improvement included changes in market rates, capital actions by the Association, assumption and modeling changes, including a change in the software model used, and changes due to business activity. Movement in market interest rates included a decrease of 150 basis points for the two-year term, a decrease of 127 basis points for the five-year term and a decrease of 98 basis points for the ten-year term. Negatively impacting the Percentage Change in EVE was a $57.0 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.44%. Additionally, numerous modifications and enhancements to our modeling assumptions and methodologies, as a result of the model software change, impacted the Association's Percentage Change in EVE. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition of duration extending funding sources. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
Our simulation model possesses random patterning capabilities and accommodates extensive regression analytics applicable to the prepayment and decay profiles of our borrower and depositor portfolios. The model facilitates the generation of alternative modeling scenarios and provides us with timely decision making data that is integral to our IRR management processes. Modeling our IRR profile and measuring our IRR exposure are processes that are subject to continuous revision, refinement, modification, enhancement, back testing and validation. We continually evaluate, challenge and update the methodology and assumptions used in our IRR model, including behavioral equations that have been derived based on third-party studies of our customers' historical performance patterns. Changes to the methodology and/or assumptions used in the model will result in reported IRR profiles and reported IRR exposures that will be different, and perhaps significantly, from the results reported above.
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation, including a new software model implemented during the quarter ended December 31, 2019, in order that it might most accurately reflect our current circumstances, factors and expectations. As of September 30, 2020, we estimated that our EaR for the 12 months ending September 30, 2021 would increase by 4.63% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Association uses the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Association continues to calculate instantaneous scenarios, and as of September 30, 2020, we estimated that our EaR for the 12 months ending September 30, 2021, would increase by 6.26% in the event of an instantaneous 200 basis point increase in market interest rates.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At September 30, 2020 the IRR profile as disclosed above was within our internal limits.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) was utilized. Management concluded that the Company's internal control over financial reporting was effective as of September 30, 2020, based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of September 30, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears therein.
The Sarbanes-Oxley Act Section 302 Certifications have been filed as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
TFS Financial Corporation
Cleveland, Ohio

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TFS Financial Corporation and subsidiaries (the “Company”) as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2020, of the Company and our report dated November 24, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report Regarding Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
November 24, 2020

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated by reference from the Notice of Annual Meeting and Proxy Statement for the 2021 Annual Meeting of Shareholders (the “Proxy Statement”) sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Delinquent Section 16(a) Reports” and “Corporate Governance.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.
The table below sets forth information, as of September 30, 2020, regarding our executive officers other than Mr. Stefanski, Mr. Stefanski III and Ms. Weil.

Name	Title	Age
Kathleen (Kitty) M. Danckers	Chief Risk Officer	58
Russell C. Holmes	Chief Retail Officer, the Association	57
Paul J. Huml	Chief Financial Officer	61
Susanne N. Miller	Chief Accounting Officer	55
Anna Maria P. Motta	Chief Information Officer, the Association	61
Andrew J. Rubino	Chief Marketing Officer, the Association	45
Cathy W. Zbanek	Chief Synergy Officer, the Association	47
The executive officers of the Company and the Association are elected annually and hold office until their respective successors are elected or until death, resignation, retirement or removal by the Board of Directors.
The Business Background of Our Executive Officers
The business experience for the past five years of each of our executive officers other than Mr. Stefanski, Mr. Stefanski III and Ms. Weil is set forth below. Unless otherwise indicated, executive officers have held their positions for the past five years.
Kathleen (Kitty) M. Danckers has been with the Association since 1997, and was named Chief Risk Officer in June 2020. During her time with the Association, Ms. Danckers has served in various management roles including as a Regional Manager of Retail Operations, Manager of Information Services and Operations Support, and continues to serve as the Chief Information Security Officer. Ms. Danckers holds a BA in Computer Science, Mathematics and German from St. Catherine University. Ms. Danckers is a Fulbright Scholar.
Russell C. Holmes has been with the Association since 2013 in retail delivery management and was named Chief Retail Officer in 2020. He most recently served as Ohio regional manager, managing all branch and loan production offices in the state. With 35 years in the banking business, Mr. Holmes joined Third Federal from Key Bank where he served as SVP District Retail Leader for Eastern Ohio. He holds a BBA in Business Administration from the University of Akron, and received a Distinguished Business Alumni Award in 2009, and a Distinguished Alumni Award from the University’s multicultural department in 2013.
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
Susanne N. Miller joined the Association in 1998 and was appointed Chief Accounting Officer in 2020. During her time with the Association, Ms. Miller has held various retail and accounting roles, and served on company-wide strategic project teams. Since 2007, she has worked as a manager in the Accounting Department, overseeing procedure implementation, corporate tax reporting and financial statement preparation. Ms. Miller holds a BS in Accounting from the University of Akron.

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
Andrew J. Rubino has been with the Association since 2000, joining the company as a business analyst. He was named Chief Marketing Officer in 2020. Mr. Rubino has held a variety of leadership positions throughout the company, including manager of loan production, customer service, Internet services, and operations support. Additionally, he served as Information Security Officer. Mr. Rubino joined the marketing department in 2016, presiding over strategic initiatives and continued expansion of service areas and product offerings. He holds both a BS in Management Information Systems and an MBA from the University of Akron.
Cathy W. Zbanek joined the Association in 2001 and was named the Chief Marketing Officer in January 2013 and the Chief Synergy Officer in 2020, and also serves as the Human Resources Officer for the Association. Prior to her current role, she directed several key strategic business projects as well as systems design and development. She also managed several departments, including Customer Service. Before joining the Association, Ms. Zbanek served as a senior consultant with Waterstone Consulting, working in their Management Consulting Group. Her experience also includes working with the consulting group, Price Waterhouse Coopers.

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
The Company’s only equity compensation program that was not approved by shareholders is its employee stock ownership plan, which was established in conjunction with our initial stock offering completed in 2007.
The following table provides information as of September 30, 2020 regarding our Amended and Restated 2008 Equity Incentive Plan that was approved by shareholders on February 22, 2018. The original plan was was approved by shareholders on May 29, 2008.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Rights and Warrants	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants		Number of Shares Remaining Available for Future Issuance Under the Plan
Equity Compensation Plans
Approved by Stockholders	5,098,539	$9.97	(1)	8,077,600
Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A		N/A
Total	5,098,539	$9.97	(1)	8,077,600
 ______________________
(1)Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants is calculated using 1,285,364 shares of restricted stock awards at $0.00, 116,300 shares of performance share units at $0.00, and 3,689,900 shares of stock option awards at $13.78.

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
(a)(1) Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:
a.The consolidated financial statements of TFS Financial Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:
•Consolidated Statements of Condition as of September 30, 2020 and 2019;
•Consolidated Statements of Income for the years ended September 30, 2020, 2019 and 2018;
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2020, 2019 and 2018;
•Consolidated Statements of Shareholders' Equity for the years ended September 30, 2020, 2019 and 2018;
•Consolidated Statements of Cash Flows for the years ended September 30, 2020, 2019 and 2018; and
•Notes to the Consolidated Financial Statements
b. The exhibits listed in the Exhibits Index beginning on Page 133 of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
TFS Financial Corporation
Cleveland, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Economic Qualitative Reserve for Macroeconomic Conditions – Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The allowance for loan losses as of September 30, 2020 was $46.9 million. The allowance for loans losses (comprised of general, individually reviewed, and qualitative reserve components) is assessed on a quarterly basis and provisions for loans losses are made in order to maintain the allowance at a level sufficient to absorb credit losses in the portfolio. Impairment evaluations are performed on loans segregated into homogenous pools based on similarities in credit profile, product and property types. Through the evaluation, general allowances for loan losses are assessed based on historical loss experience for each homogenous pool. General allowances are adjusted to address other factors that affect estimated probable losses including the size of the portion of the portfolio that is not subjected to individual review; current delinquency statistics; the status of loans in foreclosure, real estate in judgment and real estate owned; national, regional and local economic factors and trends; asset disposition loss statistics (both current and historical); and the relative level of individually allocated valuation allowances to the balances of loans individually reviewed.

The qualitative General Valuation Allowance expands the Company’s ability to identify and estimate probable losses. At September 30, 2020, there remains a great deal of uncertainty from COVID-19 surrounding the length of the pandemic, continued elevated unemployment rates, and the timeline of economic recovery. The Economic Qualitative Reserve for macroeconomic conditions recorded by the Company was $25.2 million at September 30, 2020.

Since this COVID-19 pandemic event is unique to historical recessions, with affected borrowers reported as current under their forbearance plans, inherent losses are not fully captured within the Company’s historical loan loss experience from which the quantitative portion of the allowance for loan losses is derived. Therefore, the Company qualitatively assessed an estimate of probable losses related to the current economic environment heavily influenced by COVID-19. An analysis was conducted to support an Economic Qualitative Reserve, during which the Company considered, among other things, current and forecast unemployment rates, deterioration in housing indices, risk characteristics of accounts in COVID-19 forbearance plans, specific potential exposures within the Company’s loan portfolios and loss experience from previous recessions.

The Economic Qualitative Reserve was established at the end of 2019 to capture certain recessionary indicators, but significantly increased due to the COVID-19 pandemic and macroeconomic impacts that resulted, for which there is no historical basis. Due to this lack of historical loss experience, judgment is required by management in assessing the probability of default. Given the subjective nature of the judgments in estimating the Economic Qualitative Reserve, the audit procedures involved a high degree of auditor judgment and an increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allowance for loans losses’ Economic Qualitative Reserve for macroeconomic conditions included the following, among others:

• We evaluated management’s written policies and procedures for estimating the Economic Qualitative Reserve, focusing on the estimation process related to the risk of accounts in COVID-19 forbearance plans and loss experience from previous recessions.

• We tested the effectiveness of controls over the Company’s development, review and approval of the Economic Qualitative Reserve, including effectiveness of controls over the data used in the calculation of the allowance.

• We tested the accuracy of information used in the Economic Qualitative Reserve estimate, through examining supporting documentation, testing the recording of charge-offs and recoveries, and evaluating external economic information as compared to external sources.

• We tested the underlying support for management’s historical loss and probability of default assumptions, including testing the reasonableness of the subjective factors based on relevant changes in industry and economic data.

Financial Instruments – Credit Losses (ASU 2016-13) – Refer to Note 21 to the financial statements

Critical Audit Matter Description

On October 1, 2020, the Company will adopt ASU 2016-13, Financial Instruments – Credit Losses, which introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses (CECL)” model) to estimate credit losses over the remaining expected life of the Company’s loan portfolio upon adoption, rather than the incurred loss model under current accounting principles generally accepted in the United States of America. Estimates of expected credit losses under the CECL model are based on relevant information about past events, current conditions, and reasonable and supportable forward-looking forecasts regarding the collectability of the loan portfolio.

The Company disclosed that it expected an increase of approximately $46 million to the allowance for credit losses, including the liability for unfunded commitments, upon adoption of CECL on October 1, 2020. The CECL standard requires management to make estimates of the expected credit losses over the expected life of the loans, including using estimates of future economic conditions that will impact the amount of such future losses. In order to estimate the expected credit losses, new models were created to reflect the requirements under CECL.

Given the estimation of credit losses significantly changes under the CECL model, including the application of new accounting policies, the use of new subjective judgments, and new loss estimation models, performing audit procedures to evaluate the disclosure of ASU 2016-13 adoption involved a high degree of auditor judgment and required an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s disclosure of its ASU 2016-13 adoption included the following, among others:

• We tested the effectiveness of management’s controls over (1) key assumptions and judgments, (2) the CECL estimation models, (3) the selection and application of new accounting policies, and (4) the disclosure of the estimated impact of adoption disclosed in Note 1 to the financial statements.

• We evaluated the completeness of the Company’s disclosure related to the adoption of ASU 2016-13.

• We evaluated the appropriateness of the Company’s accounting policies, methodologies, and elections involved in the adoption of the CECL standard.

• We tested the CECL estimation models, including the inputs, and the reconciliation of relevant inputs to the general ledger.

• We involved credit specialists to assist us in evaluating the reasonableness and conceptual soundness of the methodology as applied in the CECL estimation model, including key assumptions and judgments in estimating expected credit losses.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
November 24, 2020

We have served as the Company's auditor since 2000.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
As of September 30, 2020 and 2019
(In thousands, except share data)

	2020	2019
ASSETS
Cash and due from banks	$25,270	$31,728
Other interest-earning cash equivalents	472,763	243,415
Cash and cash equivalents	498,033	275,143
Investment securities available for sale (amortized cost $447,384 and $550,605, respectively)	453,438	547,864
Mortgage loans held for sale ($36,078 and $0 measured at fair value, respectively)	36,871	3,666
Loans held for investment, net:
Mortgage loans	13,104,959	13,189,516
Other loans	2,581	3,166
Deferred loan expenses, net	42,459	41,976
Allowance for loan losses	(46,937)	(38,913)
Loans, net	13,103,062	13,195,745
Mortgage loan servicing assets, net	7,860	8,080
Federal Home Loan Bank stock, at cost	136,793	101,858
Real estate owned, net	185	2,163
Premises, equipment, and software, net	41,594	61,577
Accrued interest receivable	36,634	40,822
Bank owned life insurance contracts	222,919	217,481
Other assets	104,832	87,957
TOTAL ASSETS	$14,642,221	$14,542,356
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$9,225,554	$8,766,384
Borrowed funds	3,521,745	3,902,981
Borrowers’ advances for insurance and taxes	111,536	103,328
Principal, interest, and related escrow owed on loans serviced	45,895	32,909
Accrued expenses and other liabilities	65,638	40,000
Total liabilities	12,970,368	12,845,602
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,150,006 and 279,962,777 outstanding at September 30, 2020 and September 30, 2019, respectively	3,323	3,323
Paid-in capital	1,742,714	1,734,154
Treasury stock, at cost; 52,168,744 and 52,355,973 shares at September 30, 2020 and September 30, 2019, respectively	(767,649)	(764,589)
Unallocated ESOP shares	(40,084)	(44,417)
Retained earnings—substantially restricted	865,514	837,662
Accumulated other comprehensive income (loss)	(131,965)	(69,379)
Total shareholders’ equity	1,671,853	1,696,754
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,642,221	$14,542,356
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended September 30, 2020
(In thousands, except share and per share data)

	2020	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$440,697	$458,779	$422,953
Investment securities available for sale	9,707	13,100	11,134
Other interest and dividend earning assets	4,894	10,208	8,958
Total interest and dividend income	455,298	482,087	443,045
INTEREST EXPENSE:
Deposits	140,242	143,353	102,255
Borrowed funds	72,788	73,313	59,849
Total interest expense	213,030	216,666	162,104
NET INTEREST INCOME	242,268	265,421	280,941
PROVISION (CREDIT) FOR LOAN LOSSES	3,000	(10,000)	(11,000)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	239,268	275,421	291,941
NON-INTEREST INCOME:
Fees and service charges, net of amortization	8,798	7,318	7,493
Net gain on the sale of loans	28,443	1,869	3,383
Increase in and death benefits from bank owned life insurance contracts	7,153	6,695	6,158
Other	8,857	4,582	4,502
Total non-interest income	53,251	20,464	21,536
NON-INTEREST EXPENSE:
Salaries and employee benefits	104,008	103,991	101,316
Marketing services	16,512	19,364	19,252
Office property, equipment, and software	25,296	26,432	26,897
Federal insurance premium and assessments	10,625	10,432	11,189
State franchise tax	4,690	5,040	4,775
Other expenses	31,143	28,414	28,884
Total non-interest expense	192,274	193,673	192,313
INCOME BEFORE INCOME TAXES	100,245	102,212	121,164
INCOME TAX EXPENSE	16,928	21,975	35,757
NET INCOME	$83,317	$80,237	$85,407
Earnings per share
Basic	$0.30	$0.29	$0.31
Diluted	$0.29	$0.28	$0.30
Weighted average shares outstanding
Basic	275,859,660	275,395,529	275,590,053
Diluted	277,803,058	277,374,426	277,298,425
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For each of the three years in the period ended September 30, 2020
(In thousands)

	2020	2019	2018
Net income	$83,317	$80,237	$85,407
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available for sale	6,859	11,459	(9,436)
Net change in cash flow hedges	(69,391)	(96,829)	37,340
Net change in defined benefit plan obligation	(54)	(7,231)	2,852
Total other comprehensive (loss) income	(62,586)	(92,601)	30,756
Total comprehensive income (loss)	$20,731	$(12,364)	$116,163
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the three years in the period ended September 30, 2020
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders'equity
Balance at September 30, 2017	$3,323	$1,722,672	$(735,530)	$(53,084)	$760,070	$(7,492)	$1,689,959
Comprehensive income
Net income	—	—	—	—	85,407	—	85,407
Other comprehensive income, net of tax	—	—	—	—	42	30,714	30,756
ESOP shares allocated or committed to be released	—	2,305	—	4,333	—	—	6,638
Compensation costs for equity incentive plans	—	4,718	—	—	—	—	4,718
Purchase of treasury stock (1,283,911 shares)	—	—	(19,673)	—	—	—	(19,673)
Treasury stock allocated to (from) equity incentive plan	—	(2,703)	931	—	—	—	(1,772)
Dividends paid to common shareholders ($0.76 per common share)	—	—	—	—	(37,629)	—	(37,629)
Balance at September 30, 2018	3,323	1,726,992	(754,272)	(48,751)	807,890	23,222	1,758,404
Comprehensive income
Net income	—	—	—	—	80,237	—	80,237
Other comprehensive income, net of tax	—	—	—	—	—	(92,601)	(92,601)
ESOP shares allocated or committed to be released	—	2,935	—	4,334	—	—	7,269
Compensation costs for equity incentive plans	—	4,511	—	—	—	—	4,511
Purchase of treasury stock (555,400 shares)	—	—	(9,063)	—	—	—	(9,063)
Treasury stock allocated to (from) equity incentive plan	—	(284)	(1,254)	—	—	—	(1,538)
Dividends paid to common shareholders ($1.02 per common share)	—	—	—	—	(50,465)	—	(50,465)
Balance at September 30, 2019	3,323	1,734,154	(764,589)	(44,417)	837,662	(69,379)	1,696,754
Comprehensive income
Net income	—	—	—	—	83,317	—	83,317
Other comprehensive loss, net of tax	—	—	—	—	—	(62,586)	(62,586)
ESOP shares allocated or committed to be released	—	3,033	—	4,333	—	—	7,366
Compensation costs for equity incentive plans	—	4,751	—	—	—	—	4,751
Purchase of treasury stock (20,500 shares)	—	—	(377)	—	—	—	(377)
Treasury stock allocated to (from) equity incentive plan	—	776	(2,683)	—	—	—	(1,907)
Dividends paid to common shareholders ($1.11 per common share)	—	—	—	—	(55,465)	—	(55,465)
Balance at September 30, 2020	$3,323	$1,742,714	$(767,649)	$(40,084)	$865,514	$(131,965)	$1,671,853
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended September 30, 2020
(In thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,317	$80,237	$85,407
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	12,117	11,780	11,356
Depreciation and amortization	32,820	22,950	25,187
Deferred income taxes	21,802	21,936	3,949
Provision (credit) for loan losses	3,000	(10,000)	(11,000)
Net gain on the sale of loans	(28,443)	(1,869)	(3,383)
Net gain on sale of commercial property	(4,665)	—	—
Other net (gains) losses	(955)	116	1,127
Proceeds from sales of loans held for sale	62,398	48,517	25,585
Loans originated and principal repayments on loans for sale	(60,256)	(50,992)	(25,964)
Increase in cash surrender value for bank owned life insurance contracts	(6,289)	(6,192)	(6,138)
Net increase in interest receivable and other assets	(17,970)	(13,202)	(6,812)
Net increase (decrease) in accrued expenses and other liabilities	24,922	(280)	(7,199)
Net cash provided by operating activities	121,798	103,001	92,115
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(4,255,580)	(3,028,188)	(3,338,773)
Principal repayments on loans	3,549,803	2,629,397	2,508,822
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	268,565	152,560	139,846
Proceeds from sale of:
Loans	765,874	69,620	372,497
Real estate owned	3,679	3,997	6,280
Premises, equipment and other assets	23,920	—	—
Purchases of:
FHLB stock	(34,935)	(8,314)	(3,554)
Securities available for sale	(171,464)	(158,012)	(151,600)
Premises, equipment, and software, net	(3,207)	(3,778)	(8,373)
Other	921	736	—
Net cash provided by (used in) investing activities	147,576	(341,982)	(474,855)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	459,170	274,801	339,958
Net increase in borrowers' advances for insurance and taxes	8,208	323	2,559
Net increase (decrease) in principal and interest owed on loans serviced	12,986	1,419	(4,276)
Net (decrease) increase in short-term borrowed funds	(281,126)	326,991	317,043
Proceeds from long-term borrowed funds	250,000	275,000	15,088
Repayment of long-term borrowed funds	(350,110)	(420,709)	(281,809)
Cash collateral/settlements (provided to) received from derivative counterparties	(87,827)	(152,386)	54,876
Purchase of treasury shares	(413)	(9,087)	(19,741)
Acquisition of treasury shares through net settlement	(1,907)	(1,538)	(1,772)
Dividends paid to common shareholders	(55,465)	(50,465)	(37,629)
Net cash (used in) provided by financing activities	(46,484)	244,349	384,297
NET INCREASE IN CASH AND CASH EQUIVALENTS	222,890	5,368	1,557
CASH AND CASH EQUIVALENTS—Beginning of year	275,143	269,775	268,218
CASH AND CASH EQUIVALENTS—End of year	$498,033	$275,143	$269,775
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$140,887	$143,363	$100,505
Cash paid for interest on borrowed funds	53,676	81,743	61,055
Cash paid for income taxes	1,673	9,689	32,525
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	1,751	3,473	4,238
Transfer of loans from held for investment to held for sale	778,059	69,069	372,563
Transfer of loans from held for sale to held for investment	—	—	149
Treasury stock issued for stock benefit plans	776	322	2,740
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the years ended September 30, 2020, 2019, and 2018
(Dollars in thousands unless otherwise indicated)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. Third Federal Savings and Loan Association of Cleveland, MHC, its federally chartered mutual holding company parent, owned 81.07% of the outstanding shares of common stock of the Company at September 30, 2020.
The Company’s primary operating subsidiaries include the Association and Third Capital, Inc. The Association is a federal savings association, which provides retail loan and savings products to its customers in Ohio and Florida, through its 37 full-service branches, seven loan production offices, customer service call center and internet site. The Association also provides savings products, purchase mortgages, first mortgage refinance loans, home equity lines of credit, and home equity loans in states outside of its branch footprint. Third Capital, Inc. was formed to hold non-thrift investments and subsidiaries, which included a limited liability company that acquires and manages commercial real estate. On October 31, 2019, the limited liability company sold the remaining two commercial office buildings it owned, which had a net book value of $19,324 at September 30, 2019, which was included in premises, equipment and software, net and other assets. The Company recorded pre-tax income of $4,665 in 2020, representing its share of the gain on sale.
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
The Company retains servicing on loans that are sold and initially recognizes an asset for mortgage loan servicing rights based on the fair value of the servicing rights. Residential mortgage loans represent the single class of servicing rights and are measured at the lower of cost or fair value on a recurring basis. Mortgage loan servicing rights are reported net of accumulated amortization, which is recorded in proportion to, and over the period of, estimated net servicing revenues. The Company monitors prepayments and changes amortization of mortgage servicing rights accordingly. Fair values are estimated using discounted cash flows based on current interest rates and prepayment assumptions, and impairment is monitored each quarterly reporting period. The impairment analysis is based on predominant risk characteristics of the loans serviced, such as type, fixed- and adjustable-rate loans, original terms and interest rates. The amount of impairment recognized is the amount by which the mortgage loan servicing assets exceed their fair value.
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
Allowance for Loan Losses—The allowance for loan losses is assessed on a quarterly basis and provisions (credits) for loan losses are made in order to maintain the allowance at a level sufficient to absorb credit losses in the portfolio. Impairment evaluations are performed on loans segregated into homogeneous pools based on similarities in credit profile, product and property types. Through the evaluation, general allowances for loan losses are assessed based on historical loan loss experience for each homogeneous pool. General allowances are adjusted to address other factors that affect estimated probable losses including the size of the portion of the portfolio that is not subjected to individual review; current delinquency statistics; the status of loans in foreclosure, real estate in judgment and real estate owned; national, regional and local economic factors and trends; asset disposition loss statistics (both current and historical); and the relative level of individually allocated valuation allowances to the balances of loans individually reviewed. The allowance for loan losses is increased by recoveries and decreased by charge-offs. At September 30, 2020, there remains a great deal of uncertainty from COVID-19 surrounding the length of the pandemic, continued elevated unemployment rates, and the timeline of economic recovery, which has shown signs of slowing. This can negatively impact the economic and housing markets and borrower performance within our loan portfolios. Since this event is unique to historical recessions, with affected borrowers reported as current under their forbearance plans, inherent losses are not fully captured within our historical loan loss experience from which the quantitative portion of our allowance for loan losses is derived. Therefore, it was necessary to qualitatively assess our best estimate of probable losses related to the current economic environment heavily influenced by COVID-19. A thorough analysis was conducted to support an economic qualitative factor, during which we considered, among other things, current and forecast unemployment rates, deterioration in housing indices, risk characteristics of accounts in COVID-19 forbearance plans, specific potential exposures within our loan portfolios and loss experience from previous recessions. At September 30, 2020, our allowance for loan losses totaled $46,937 and included a qualitative component of $27,152, the majority of which is the result of the COVID-19 economic qualitative analysis of $25,230. Management believes the allowance is adequate.
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
Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $9,732 at September 30, 2020 and 2019. Goodwill is reviewed for impairment on an annual basis as of September 30. It was also assessed for impairment as of March 31, 2020 due to the economic downturn at the onset of the COVID-19 pandemic with no impairment identified. No impairment was identified as of September 30, 2020 or 2019.
Taxes on Income—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Additional information about policies related to income taxes is included in Note 13. INCOME TAXES.
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

Revenue from Contracts with Customers— The core principle of the guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Three of the Company's revenue streams within scope of Topic 606 are the sales of REO, interchange income and deposit account and other transaction-based service fee income. Those streams are immaterial and therefore quantitative information regarding these streams is not disclosed.
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
Diluted earnings per share is computed using the same method as basic earnings per share, but the weighted-average number of shares reflects the potential dilution, if any, of unexercised stock options, unvested shares of performance share units and unvested shares of restricted stock units that could occur if stock options were exercised and performance share units and restricted stock units were issued and converted into common stock. These potentially dilutive shares would then be included in the number of weighted-average shares outstanding for the period using the treasury stock method. At September 30, 2020, 2019 and 2018, potentially dilutive shares include stock options, restricted stock units and performance share units issued through share-based compensation plans.
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
Pursuant to the eighth repurchase program for the repurchase of 10,000,000 shares authorized by the Board of Directors in October, 2016, a total of 20,500 shares were repurchased during the year ended September 30, 2020, 555,400 shares were repurchased during the year ended September 30, 2019 and 1,283,911 shares were repurchased during the year ended September 30, 2018. At September 30, 2020, there were 5,891,079 shares remaining to be purchased under the eighth repurchase program. The Company previously repurchased 51,300,000 shares of the Company’s common stock as part of the previous seven Board of Directors-approved share repurchase programs. In total, the Company has repurchased 55,408,921 shares of the Company's common stock as of September 30, 2020.

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
Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in table below) of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to net average assets (as defined). The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet assets to broad risk categories. In April 2020, the Association adopted the Simplifications to the Capital Rule ("Rule") which simplified certain aspects of the capital rule under Basel III. The impact of the Rule was not material to the Association’s regulatory ratios. At September 30, 2020, the Association exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
The Association operates under the capital requirements for the standardized approach of the Basel III capital framework for U.S. banking organizations (“Basel III Rules”), which limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At September 30, 2020, the Association exceeded the fully phased-in regulatory requirement for the "capital conservation buffer".
The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2020 and 2019, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total Capital to Risk-Weighted Assets	$1,595,007	19.96%	$639,408	8.00%	$799,260	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,548,070	10.39%	595,731	4.00%	744,663	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,548,070	19.37%	479,556	6.00%	639,408	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,547,908	19.37%	359,667	4.50%	519,519	6.50%
September 30, 2019
Total Capital to Risk-Weighted Assets	$1,557,868	19.56%	$637,063	8.00%	$796,329	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,518,952	10.54%	576,354	4.00%	720,442	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,518,952	19.07%	477,797	6.00%	637,063	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,518,938	19.07%	358,348	4.50%	517,614	6.50%
The Association paid dividends of $57,000 and $85,000 to the Company during the years ended September 30, 2020 and 2019, respectively.

On July 14, 2020, as permitted under interim final rules issued by the FRS on August 12, 2011, a majority of Third Federal Savings, MHC's members eligible to vote approved Third Federal Savings, MHC waiving its right to receive dividends on the Company's stock that Third Federal Savings, MHC owns, up to $1.12 per share during the four quarters ending June 30, 2021. Unless the FRS amends its interim rule, a member vote will be required for Third Federal Savings, MHC to waive its right to receive dividends beyond June 30, 2021.

4. INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$441,419	$6,043	$(259)	$447,203
Fannie Mae certificates	5,965	270	—	6,235
Total	$447,384	$6,313	$(259)	$453,438

	September 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$544,042	$1,384	$(4,384)	$541,042
Fannie Mae certificates	6,563	259	—	6,822
Total	$550,605	$1,643	$(4,384)	$547,864
 Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at September 30, 2020 and 2019, were as follows:

	September 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$105,566	$259	$—	$—	$105,566	$259

	September 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$95,751	$488	$292,643	$3,896	$388,394	$4,384

The unrealized losses on investment securities were attributable to interest rate changes. The contractual cash flows of mortgage-backed securities are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. REMICs are issued by or backed by securities issued by these governmental agencies. It is expected that the securities would not be settled at a price substantially less than the amortized cost of the investment. The U.S. Treasury Department established financing agreements in 2008 to ensure Fannie Mae and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	September 30,
	2020	2019
Real estate loans:
Residential Core	$10,774,845	$10,903,024
Residential Home Today	75,166	84,942
Home equity loans and lines of credit	2,232,236	2,174,961
Construction	47,985	52,332
Real estate loans	13,130,232	13,215,259
Other loans	2,581	3,166
Add (deduct):
Deferred loan expenses, net	42,459	41,976
Loans-in-process (“LIP”)	(25,273)	(25,743)
Allowance for loan losses	(46,937)	(38,913)
Loans held for investment, net	$13,103,062	$13,195,745

At September 30, 2020 and 2019, respectively, $36,871 and $3,666 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of September 30, 2020 and 2019, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio were 56% and 57%, respectively, and the percentages held in Florida were 17% and 16%, respectively. As of September 30, 2020 and 2019, home equity loans and lines of credit were concentrated in the states of Ohio (29% and 31%), Florida (19% as of both dates) and California (16% as of both dates).
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
The Company currently offers home equity lines of credit that include monthly principal and interest payments throughout the entire term. Home equity lines of credit originated prior to June 2010 require interest only payments for ten years, with an option to extend the interest only and draw period another ten years. Once the draw period has expired, the accounts are included in the home equity loan balance. The recorded investment in interest only loans is comprised solely of equity lines of credit with balances of $173 and $8,231 at September 30, 2020 and 2019, respectively.
Regulatory agencies have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020). FASB confirmed the foregoing regulatory agencies' view, that such short-term modifications (e.g., six months) made on a good-faith basis to borrowers who were current as of the implementation date of a relief program in response to COVID-19 are not TDRs. The regulatory agencies stated that performing loans granted payment deferrals due to COVID-19 in accordance with this interagency statement are not generally considered past due or non-accrual. The revised statement provides that eligible loan modifications related to COVID-19 may also be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. The CARES Act offers temporary relief from TDRs on modifications made as a result of COVID-19 that were not more than 30 days past due as of December 31, 2019. The Company has elected to apply the temporary suspension of TDR requirements provided by the revised interagency statement for eligible loan modifications. For loan modifications that are not eligible for the suspension offered by the revised interagency statement, the Company considers the CARES Act to evaluate loan modifications within its scope, or existing TDR evaluation policies if the modification does not fall within the scope of the CARES Act.
As of September 30, 2020, some of our borrowers have experienced unemployment or reduced income as a result of the COVID-19 global pandemic and have requested some type of loan payment forbearance. Short-term forbearance plans offered to borrowers affected by COVID-19 totaled $165,642 at September 30, 2020, of which $15,623 are classified as troubled debt restructurings due to either their classification as a TDR prior to the COVID-19 forbearance or not meeting the criteria to be exempt from TDR classification. Forbearance plans allow borrowers experiencing temporary financial hardship to defer a limited number of payments to a later point in time and are initially offered for a three-month period, which may be extended for borrowers that continue to be affected by COVID-19. The majority of active COVID-19 forbearance plans have been extended to at least six months. Forbearance plans that are extended beyond six months are evaluated for TDR classification in accordance with U.S. GAAP. The following table summarizes, as of September 30, 2020, for each portfolio by geographic location, active forbearance plans by recorded investment and as a percent of total loans.

September 30, 2020	Total	Forbearance plans as % of Portfolio
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$45,926
Florida	38,804
Other	56,107
Total	140,837	1.31%
Residential Home Today
Ohio	5,012
Florida	379
Total	5,391	7.21%
Home equity loans and lines of credit
Ohio	2,352
Florida	6,298
California	4,974
Other	5,790
Total	19,414	0.86%
Total real estate loans	$165,642	1.26%
The following table summarizes, as of September 30, 2020, the recorded investment of active forbearance plans according to the month during which the payment deferrals are currently scheduled to end. Forbearance plan term extensions are available upon request.

Month ending	Total
October 31, 2020	$85,915
November 30, 2020	28,661
December 31, 2020	40,041
January 31, 2021	11,025
Total active forbearance plans	$165,642

A COVID-19 forbearance plan is generally resolved through payment in full at termination of the forbearance; through a non-TDR repayment plan, where a portion of the forbearance is paid in addition to the original contractual payment over 12 months or less; or through a non-TDR capitalization, where the total of forborne payments are added to the principal balance of the account, either with or without an extension of the maturity date. If additional concessions are required beyond resolving the short-term forbearance, the account will be considered for further modification in a troubled debt restructuring. At September 30, 2020, there were 1,609 of residential mortgages and 116 of equity loans and lines of credit in short term repayment plans and $31,467 of residential mortgages whose forbearance amounts were capitalized, subsequent to COVID-19 forbearance plans, that did not require TDR classification. The loan modifications eligible for TDR relief includes non-TDR forbearance plans, subsequent non-

TDR repayment plans and non-TDR modifications including capitalization total $194,601. At September 30, 2020, forbearance plans that have required further modification in a troubled debt restructuring total $1,306.

Real estate loans in COVID-19 forbearance plans and those that are subsequently placed in non-TDR short-term repayment plans are reported as current and accruing when they are current in accordance with their revised contractual terms and were less than 30 days past due as of the implementation date of the relief program, March 13, 2020, per the revised interagency statement, or not more than 30 days past due as of December 31, 2019 per the CARES Act. Otherwise, the delinquency and resulting accrual status of these loans are determined by the lowest number of days the loan was past due on either the two aforementioned measurement dates (March 13, 2020 or December 31, 2019) or, considering the loan's revised contractual terms, the current reporting date. At September 30, 2020, the balance of accrued interest receivable includes $2,540 of unpaid interest on active COVID-19 forbearance plans. The uncertain and potentially tumultuous impact of COVID-19 on the economic and housing markets, as well as the risk profiles of accounts in COVID-19 forbearance plans granted by the Company, were thoroughly considered in the determination of the allowance for loan losses as of September 30, 2020, as described in Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
An age analysis of the recorded investment in loan receivables that are past due at September 30, 2020 and 2019 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2020
Real estate loans:
Residential Core	$4,543	$2,344	$9,958	$16,845	$10,774,323	$10,791,168
Residential Home Today	1,406	651	2,480	4,537	70,277	74,814
Home equity loans and lines of credit	1,521	1,064	4,260	6,845	2,252,155	2,259,000
Construction	—	—	—	—	22,436	22,436
Total real estate loans	7,470	4,059	16,698	28,227	13,119,191	13,147,418
Other loans	—	—	—	—	2,581	2,581
Total	$7,470	$4,059	$16,698	$28,227	$13,121,772	$13,149,999

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2019
Real estate loans:
Residential Core	$6,824	$4,030	$7,674	$18,528	$10,900,173	$10,918,701
Residential Home Today	2,629	1,685	2,623	6,937	77,677	84,614
Home equity loans and lines of credit	3,029	1,158	5,797	9,984	2,191,998	2,201,982
Construction	—	—	—	—	26,195	26,195
Total real estate loans	12,482	6,873	16,094	35,449	13,196,043	13,231,492
Other loans	—	—	—	—	3,166	3,166
Total	$12,482	$6,873	$16,094	$35,449	$13,199,209	$13,234,658
At September 30, 2020, reported delinquencies above include $1,125, $353 and $1,361 of active COVID-19 forbearance plans and subsequent short-term repayment plans in 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. The remaining balance of active COVID-19 forbearance and subsequent short-term repayment plans are reported as current.
At September 30, 2020 and 2019, real estate loans include $6,479 and $7,543, respectively, of loans that were in the process of foreclosure. Pursuant to the CARES Act and extensions by the Federal Housing Administration, most foreclosure proceedings are on hold until December 31, 2020.
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

	September 30,
	2020	2019
Real estate loans:
Residential Core	$31,823	$37,052
Residential Home Today	10,372	12,442
Home equity loans and lines of credit	11,174	21,771
Total non-accrual loans	$53,369	$71,265
At September 30, 2020 and 2019, respectively, the recorded investment in non-accrual loans includes $36,835 and $55,171 which are performing according to the terms of their agreement, of which $20,334 and $25,895 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. The change in non-accrual loans from September 30, 2019 was partially impacted by the length of time TDRs with high debt-to-income ratios are retained in non-accrual status. TDRs with high debt-to-income ratios are placed in non-accrual status until they show sustained payment performance.
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
The recorded investment in loan receivables at September 30, 2020 and 2019 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Loans evaluated individually primarily consist of TDRs. Balances of recorded investments are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	September 30,
	2020			2019
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$79,200	$10,711,968	$10,791,168	$87,069	$10,831,632	$10,918,701
Residential Home Today	34,261	40,553	74,814	36,959	47,655	84,614
Home equity loans and lines of credit	41,756	2,217,244	2,259,000	46,445	2,155,537	2,201,982
Construction	—	22,436	22,436	—	26,195	26,195
Total real estate loans	155,217	12,992,201	13,147,418	170,473	13,061,019	13,231,492
Other loans	—	2,581	2,581	—	3,166	3,166
Total	$155,217	$12,994,782	$13,149,999	$170,473	$13,064,185	$13,234,658

An analysis of the allowance for loan losses at September 30, 2020 and 2019 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	September 30,
	2020			2019
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$6,963	$15,418	$22,381	$7,080	$12,673	$19,753
Residential Home Today	2,085	3,569	5,654	2,422	1,787	4,209
Home equity loans and lines of credit	3,802	15,096	18,898	4,003	10,943	14,946
Construction	—	4	4	—	5	5
Total real estate loans	$12,850	$34,087	$46,937	$13,505	$25,408	$38,913
At September 30, 2020 and 2019, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with an indication of further deterioration in the fair value of the property not yet supported by a full review and collateral evaluation. All other individually evaluated loans received a charge-off if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At September 30, 2020 and 2019, respectively, allowances on individually reviewed loans evaluated for impairment (IVAs) included those based on the present value of cash flows, such as performing TDRs were $12,830 and $13,399, and allowances on loans with further deterioration in the fair value of the property not yet supported by a full review were $20 and $106.
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. While the Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio, it could be affected by the duration and depth of the impact from COVID-19. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains adjustable-rate mortgage loans whereby the interest rate is locked initially for mainly three or five years then resets annually, subject to various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial one, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $5,122,266 and $5,063,010 at September 30, 2020 and 2019, respectively.
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At September 30, 2020 and 2019, respectively, approximately 12% and 14% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 76.5%. Appropriate adjustments have been made to the Company’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Company's total owned residential portfolio covered by mortgage insurance provided by PMIC as of September 30, 2020 and 2019, respectively, was $20,649 and $26,191, of which $19,681 and $24,198 was current. The amount of loans in the Company's total owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of September 30, 2020 and 2019, respectively, was $12,381 and $17,345 of which $12,381 and $17,232 was current. As of September 30, 2020, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claim payments in accordance with its contractual obligations and the Company has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
Home equity loans and lines of credit, which are comprised primarily of home equity lines of credit, represent a significant portion of the residential real estate portfolio. The impact of COVID-19 on employment, the general economy and, potentially, housing prices may adversely affect credit performance within the home equity loans and lines of credit portfolio.

The Company originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Company’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Company currently offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 80%.
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
The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of September 30, 2020 and September 30, 2019, are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees and expenses.

	September 30,
	2020			2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$41,164	$53,957	$—	$44,122	$59,538	$—
Residential Home Today	11,963	30,603	—	12,764	31,958	—
Home equity loans and lines of credit	13,989	18,617	—	18,528	23,935	—
Total	$67,116	$103,177	$—	$75,414	$115,431	$—
With an IVA recorded:
Residential Core	$38,036	$38,103	$6,963	$42,947	$43,042	$7,080
Residential Home Today	22,298	22,272	2,085	24,195	24,178	2,422
Home equity loans and lines of credit	27,767	27,809	3,802	27,917	27,924	4,003
Total	$88,101	$88,184	$12,850	$95,059	$95,144	$13,505
Total impaired loans:
Residential Core	$79,200	$92,060	$6,963	$87,069	$102,580	$7,080
Residential Home Today	34,261	52,875	2,085	36,959	56,136	2,422
Home equity loans and lines of credit	41,756	46,426	3,802	46,445	51,859	4,003
Total	$155,217	$191,361	$12,850	$170,473	$210,575	$13,505
At September 30, 2020 and September 30, 2019, respectively, the recorded investment in impaired loans includes $141,300 and $157,408 of loans restructured in TDRs of which $7,215 and $8,435 are 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during period that the loans were impaired are summarized below.

	For the Years Ended September 30,
	2020		2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$42,643	$1,405	$48,889	$1,582	$50,582	$2,968
Residential Home Today	12,364	204	14,385	230	17,393	1,150
Home equity loans and lines of credit	16,259	321	20,476	442	20,608	402
Total	$71,266	$1,930	$83,750	$2,254	$88,583	$4,520
With an IVA recorded:
Residential Core	$40,492	$1,172	$40,326	$1,371	$42,472	$1,571
Residential Home Today	23,247	1,086	24,856	1,173	26,689	1,590
Home equity loans and lines of credit	27,842	663	26,703	666	22,934	586
Total	$91,581	$2,921	$91,885	$3,210	$92,095	$3,747
Total impaired loans:
Residential Core	$83,135	$2,577	$89,215	$2,953	$93,054	$4,539
Residential Home Today	35,611	1,290	39,241	1,403	44,082	2,740
Home equity loans and lines of credit	44,101	984	47,179	1,108	43,542	988
Total	$162,847	$4,851	$175,635	$5,464	$180,678	$8,267

Interest on loans in non-accrual status is recognized on a cash basis. The amount of interest income on impaired loans recognized using a cash-basis method is $1,029, $1,425 and $2,245 for the years ended September 30, 2020, 2019 and 2018, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. Interest income on the remaining impaired loans is recognized on an accrual basis.

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
Residential mortgage loans, home equity loans and lines of credit and construction loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the years ended September 30, 2020, 2019 and 2018.
Initial concessions granted by loans restructured as TDRs may include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also may occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company. The recorded investment in TDRs by category as of September 30, 2020 and September 30, 2019 is shown in the tables below.

September 30, 2020	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$32,095	$22,689	$16,021	$70,805
Residential Home Today	15,023	15,315	3,113	33,451
Home equity loans and lines of credit	31,679	2,954	2,411	37,044
Total	$78,797	$40,958	$21,545	$141,300

September 30, 2019	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$35,829	$24,951	$19,494	$80,274
Residential Home Today	16,233	16,868	3,234	36,335
Home equity loans and lines of credit	34,459	3,115	3,225	40,799
Total	$86,521	$44,934	$25,953	$157,408
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
For all loans restructured during the years ended September 30, 2020, 2019 and 2018 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.

The following tables set forth the recorded investment in TDRs restructured during the periods presented.

	For the Year Ended September 30, 2020
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$4,334	$3,233	$1,831	$9,398
Residential Home Today	1,112	1,962	610	3,684
Home equity loans and lines of credit	1,984	815	454	3,253
Total	$7,430	$6,010	$2,895	$16,335

	For the Year Ended September 30, 2019
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$6,395	$6,301	$2,063	$14,759
Residential Home Today	716	2,910	397	4,023
Home equity loans and lines of credit	6,814	1,205	403	8,422
Total	$13,925	$10,416	$2,863	$27,204

	For the Year Ended September 30, 2018
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$6,334	$5,863	$3,085	$15,282
Residential Home Today	857	3,776	635	5,268
Home equity loans and lines of credit	15,185	1,240	370	16,795
Total	$22,376	$10,879	$4,090	$37,345
The tables below summarize information about TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Year Ended September 30, 2020		For the Year Ended September 30, 2019		For the Year Ended September 30, 2018
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	9	$1,394	15	$2,232	16	$2,474
Residential Home Today	9	441	22	722	17	540
Home equity loans and lines of credit	4	282	13	1,039	8	331
Total	22	$2,117	50	$3,993	41	$3,345
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

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2020
Real Estate Loans:
Residential Core	$10,748,284	$3,535	$39,349	$—	$10,791,168
Residential Home Today	62,462	—	12,352	—	74,814
Home equity loans and lines of credit	2,241,434	3,057	14,509	—	2,259,000
Construction	22,436	—	—	—	22,436
Total real estate loans	$13,074,616	$6,592	$66,210	$—	$13,147,418

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2019
Real Estate Loans:
Residential Core	$10,869,597	$4,348	$44,756	$—	$10,918,701
Residential Home Today	70,631	—	13,983	—	84,614
Home equity loans and lines of credit	2,175,341	2,588	24,053	—	2,201,982
Construction	26,195	—	—	—	26,195
Total real estate loans	$13,141,764	$6,936	$82,792	$—	$13,231,492
At September 30, 2020 and 2019, respectively, the recorded investment of impaired loans includes $92,439 and $90,295 of TDRs that are individually evaluated for impairment that have adequately performed under the terms of the restructuring and are classified as Pass loans. At September 30, 2020 and 2019, respectively, there were $3,432 and $2,614 of loans classified Substandard and $6,592 and $6,936 of loans designated Special Mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment. Of the $6,592 of loans designated Special Mention at September 30, 2020, $3,535 are residential mortgage loans purchased which were current and performing at the time of purchase. These loans are designated Special Mention due to the absence of mortgage insurance coverage and potentially weaker repayment prospects when compared with the Company's originated Residential Core Portfolio.
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At September 30, 2020 and 2019, no other loans were graded as non-performing.
Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended September 30, 2020
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$19,753	$1,370	$(1,525)	$2,783	$22,381
Residential Home Today	4,209	112	(897)	2,230	5,654
Home equity loans and lines of credit	14,946	1,546	(3,103)	5,509	18,898
Construction	5	(28)	—	27	4
Total real estate loans	$38,913	$3,000	$(5,525)	$10,549	$46,937

	For the Year Ended September 30, 2019
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$18,288	$401	$(1,250)	$2,314	$19,753
Residential Home Today	3,204	(144)	(761)	1,910	4,209
Home equity loans and lines of credit	20,921	(10,257)	(2,975)	7,257	14,946
Construction	5	—	—	—	5
Total real estate loans	$42,418	$(10,000)	$(4,986)	$11,481	$38,913

	For the Year Ended September 30, 2018
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$14,186	$2,460	$(959)	$2,601	$18,288
Residential Home Today	4,508	(1,898)	(1,363)	1,957	3,204
Home equity loans and lines of credit	30,249	(11,562)	(5,832)	8,066	20,921
Construction	5	—	—	—	5
Total real estate loans	$48,948	$(11,000)	$(8,154)	$12,624	$42,418

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
During 2020, 2019 and 2018, $810,116, $117,346 and $400,136, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon. In these transactions, the Company retained residual interests in the form of mortgage loan servicing rights. Primary economic assumptions used to measure the value of the Company’s retained interests at the date of sale resulting from the completed transactions were as follows (per annum):

	2020	2019
Primary prepayment speed assumptions (weighted average annual rate)	32.1%	22.7%
Weighted average life (years)	23.2	24.3
Amortized cost to service loans (weighted average)	0.12%	0.12%
Weighted average discount rate	12%	12%
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

September 30, 2020
Fair value of mortgage loan servicing rights	$12,487
Prepayment speed assumptions (weighted average annual rate)	29.4%
Impact on fair value of 10% adverse change	$(476)
Impact on fair value of 20% adverse change	$(909)
Estimated prospective annual cost to service loans (weighted average)	0.12%
Impact on fair value of 10% adverse change	$(1,108)
Impact on fair value of 20% adverse change	$(2,216)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(437)
Impact on fair value of 20% adverse change	$(841)
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

Activity in mortgage servicing rights is summarized as follows:

	Year Ended September 30,
	2020	2019	2018
Balance—beginning of year	$8,080	$8,840	$8,375
Additions from loan securitizations/sales (1)	1,613	497	1,909
Amortization (2)	(1,824)	(1,257)	(1,444)
Net change in valuation allowance	(9)	—	—
Balance—end of year	$7,860	$8,080	$8,840
Fair value of capitalized amounts	$12,487	$13,384	$15,580
(1) Year ended September 30, 2020 amount includes $1,063 related to the repurchase of loans previously sold and serviced by the Company.
(2) Year ended September 30, 2018 amount includes $48 related to the repurchase of loans previously sold and serviced by the Company.
The Company receives annual servicing fees ranging from 0.02% to 0.98% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing rights, included in Non-interest income, amounted to $3,365 in 2020, $4,225 in 2019 and $4,288 in 2018. The unpaid principal balance of mortgage loans serviced for others was approximately $2,007,319, $1,796,519 and $1,927,886 at September 30, 2020, 2019 and 2018, respectively. The ratio of capitalized servicing rights to the unpaid principal balance of mortgage loans serviced for others was 0.39%, 0.45%, and 0.46% at September 30, 2020, 2019 and 2018, respectively.
7. PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software at cost are summarized as follows:

	September 30,
	2020	2019
Land	$8,688	$12,223
Office buildings	61,119	78,755
Furniture, fixtures and equipment	38,641	37,571
Software	19,942	18,251
Leasehold improvements	10,328	15,570
	138,718	162,370
Less: accumulated depreciation and amortization	(97,124)	(100,793)
Total	$41,594	$61,577
During the years ended September 30, 2020, 2019 and 2018, depreciation and amortization expense on premises, equipment, and software was $5,435, $5,885 and $5,722, respectively.
During the years ended September 30, 2020, 2019 and 2018, rental expense was $6,619, $6,696 and $7,069, respectively, and appears in non-interest expense for office property, equipment, and software in the accompanying statements.

The Company, as lessor, previously leased certain commercial office buildings. The office buildings and land, which had a net book value of $17,680 at September 30, 2019, were sold during the year ended September 30, 2020. The Company's share of the gain on the sale was $4,665. During the years ended September 30, 2020, 2019 and 2018, rental income was $5, $2,180 and $2,148 respectively, and appears in other non-interest income in the accompanying statements. Depreciation expense on the buildings during fiscal 2020 was $48.

8. ACCRUED INTEREST RECEIVABLE
Accrued interest receivable is summarized as follows:

	September 30,
	2020	2019
Investment securities	$1,121	$1,445
Loans	35,513	39,377
Total	$36,634	$40,822

9. LEASES
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
As a lessee, the Company enters into leases of buildings and land. The Company occupies certain banking branches and a disaster recovery site through non-cancellable operating leases with remaining terms ranging from less than one year to 16 years. The Company does not have financing leases. Most of the leases have fixed payment terms with annual fixed-escalation clauses. Certain leases have annual rent escalations based on subsequent year-to-year changes in the consumer price index. These year-to-year changes in the consumer price index are excluded from the calculation of right-of-use assets and lease liabilities and recognized as expense in the period in which they are incurred. Additionally, all variable lease costs that are not based on an index or rate, such as "common area maintenance" costs, are expensed as incurred. Most of the Company's leases include options to extend for periods that range from five to 10 years. The leases do not have early-termination options. The Company has not included term extensions in the calculation of the lease term, as the Company does not consider it reasonably certain that the options will be exercised. As the interest rate implicit in all of the Company's lease contracts is not readily determinable, the Company utilized its incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term on an amount equal to the total contractual lease payments in a similar economic environment. The incremental borrowing rate utilized for all the Company's leases is the FHLB Advance rate based on the lease term at commencement in determining the present value of lease payments.
Operating and variable lease expense for the year ended September 30, 2020 totaled $5,127 and $1,258, respectively. During the year ended September 30, 2020, the Company paid $5,071 in cash for amounts included in the measurement of lease liabilities. As of September 30, 2020, the Company has not entered into any material leases that have not yet commenced.
The following table summarizes information relating to the Company's operating leases as of September 30, 2020:

Right-of-use assets (a)	$20,784
Lease liabilities (b)	$16,391
Weighted Average Remaining Lease Term	6.12 years
Weighted Average Discount Rate	1.88%
(a) Included in Other assets in the CONSOLIDATED STATEMENTS OF CONDITION
(b) Included in Accrued expenses and other liabilities in the CONSOLIDATED STATEMENTS OF CONDITION

The following table summarizes the maturities of lease liabilities as of September 30, 2020:

Maturing in:	Amount
12 months or less	$4,582
13 to 24 months	3,610
25 to 36 months	2,806
37 to 48 months	2,023
49 to 60 months	1,235
over 60 months	3,232
Total minimum lease payments	17,488
Less imputed interest	1,097
Total lease liabilities	$16,391
The following table summarizes the future minimum payments as of September 30, 2019, prior to the date of adoption and as defined by previous lease accounting guidance, ASC 840, with non-cancellable operating lease terms expiring after September 30, 2019:

Maturing in:	Amount
12 months or less	$4,881
13 to 24 months	4,145
25 to 36 months	3,171
37 to 48 months	2,366
49 to 60 months	1,613
over 60 months	4,209
Total minimum lease payments	$20,385

10. DEPOSITS
Deposit account balances are summarized by interest rate as follows:

	Stated Interest Rate	September 30,
		2020		2019
		Amount	Percent	Amount	Percent
Checking accounts	0.00–0.15%	$996,682	10.8%	$862,647	9.9%
Savings accounts, excluding money market accounts	0.00–0.20	1,106,243	12.0	1,042,357	11.9
Money market accounts	0.00–0.50	520,422	5.6	441,843	5.0
Subtotal		2,623,347	28.4	2,346,847	26.8
Certificates of deposit	0.00–0.99	2,108,691	22.9	342,509	3.9
	1.00–1.99	1,854,052	20.1	2,643,011	30.2
	2.00–2.99	2,285,521	24.8	3,078,055	35.1
	3.00 and above	350,875	3.8	352,249	4.0
		6,599,139	71.6	6,415,824	73.2
Subtotal		9,222,486	100.0	8,762,671	100.0
Accrued interest		3,068	—	3,713	—
Total deposits		$9,225,554	100.0%	$8,766,384	100.0%
At September 30, 2020 and 2019, the weighted average interest rate was 0.12% and 0.24% on checking accounts; 0.14% and 0.47% on savings accounts, excluding money market accounts; 0.44% and 1.73% on money market accounts; 1.71% and 2.15% on certificates of deposit, respectively; and 1.28% and 1.74% on total deposits, respectively.

The aggregate amount of certificates of deposit in denominations of $100 or more totaled approximately $3,414,697 and $3,169,561 at September 30, 2020 and 2019, respectively. In accordance with the DFA, the maximum amount of deposit insurance is $250 per depositor.
Brokered certificates of deposit (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $553,860 and $507,800 at September 30, 2020 and 2019, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits.
The scheduled maturity of certificates of deposit is as follows:

	September 30, 2020
	Amount	Percent	Weighted Average Rate
12 months or less	$3,514,795	53.2%	1.32%
13 to 24 months	1,482,623	22.5%	2.11%
25 to 36 months	956,033	14.5%	1.97%
37 to 48 months	406,907	6.2%	2.69%
49 to 60 months	174,919	2.6%	2.00%
Over 60 months	63,862	1.0%	1.84%
Total	$6,599,139	100.0%	1.70%
Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2020	2019	2018
Certificates of deposit	$130,990	$128,489	$97,383
Checking accounts	1,477	3,188	1,406
Savings and Money Market accounts	7,775	11,676	3,466
Total	$140,242	$143,353	$102,255
11. BORROWED FUNDS
Federal Home Loan Bank borrowings at September 30, 2020 are summarized in the table below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$2,975,398	0.26%
13 to 24 months	—	—%
25 to 36 months	51,371	1.79%
37 to 48 months	325,000	1.68%
49 to 60 months	150,000	1.69%
over 60 months	18,302	1.66%
Total FHLB Advances	3,520,071	0.48%
Accrued interest	1,674
Total	$3,521,745
For the years ended September 30, 2020, 2019 and 2018, net interest expense related to Federal Home Loan Bank short-term borrowings was $61,058, $61,757 and $42,841, respectively.
Through the use of interest rate swaps discussed in Note 18. DERIVATIVE INSTRUMENTS, $2,975,000 of FHLB advances included in the table above as maturing in twelve months or less, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

Effective Maturity:	Amount	Swap Adjusted Weighted Average Rate
12 months or less	$525,000	1.19%
13 to 24 months	900,000	1.90%
25 to 36 months	150,000	2.22%
37 to 48 months	350,000	1.43%
49 to 60 months	400,000	1.36%
Over 60 months	650,000	2.36%
Total FHLB Advances under swap contracts	$2,975,000	1.76%
During fiscal year 2020, $115,000 of FHLB advances and $100,000 of swap contracts related to those advances, with original maturity dates in fiscal 2023, were terminated, resulting in the immediate recognition of $8,905 of interest expense and prepayment related fees. The weighted average interest rate, including the impact of the swap contracts, on those advances repaid was 2.92%.
The following table sets forth certain information, excluding the impact of swap contracts, relating to Federal Home Loan Bank short-term borrowings at or for the periods indicated.

	At or For the Fiscal Years Ended September 30,
	2020	2019	2018
Balance at end of year	$2,975,000	$3,250,000	$2,925,000
Maximum outstanding at any month-end	$3,695,000	$3,425,000	$2,925,000
Average balance during year	$3,086,314	$3,002,307	$2,707,566
Average interest rate during the fiscal year	1.14%	2.43%	1.71%
Weighted average interest rate at end of year	0.28%	2.23%	2.13%
Interest expense	$36,300	$74,742	$46,612
The Association’s maximum borrowing capacity at the FHLB, under the most restrictive measure, was $7,614,956 at September 30, 2020. Pursuant to collateral agreements with FHLB of Cincinnati, advances are secured by a blanket lien on qualifying first mortgage loans. The Association’s borrowing capacity at the FRB-Cleveland Discount Window was $364,076 at September 30, 2020.

12. OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Fiscal year 2018 activity
Balance at September 30, 2017	$(2,915)	$10,249	$(14,826)	$(7,492)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $10,638	(9,436)	40,187	1,625	32,376
Amounts reclassified, net of tax expense (benefit) of $(472)	—	(2,847)	1,227	(1,620)
Other comprehensive income (loss)	(9,436)	37,340	2,852	30,756
Adoption of ASU 2018-02	(1,273)	4,325	(3,094)	(42)
Balance at September 30, 2018	$(13,624)	$51,914	$(15,068)	$23,222
Fiscal year 2019 activity
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(22,171)	11,459	(86,570)	(8,287)	(83,398)
Amounts reclassified, net of tax expense (benefit) of $(2,446)	—	(10,259)	1,056	(9,203)
Other comprehensive income (loss)	11,459	(96,829)	(7,231)	(92,601)
Balance at September 30, 2019	$(2,165)	$(44,915)	$(22,299)	$(69,379)
Fiscal year 2020 activity
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(22,316)	6,859	(88,948)	(1,862)	(83,951)
Amounts reclassified, net of tax expense (benefit) of $5,680	—	19,557	1,808	21,365
Other comprehensive income (loss)	6,859	(69,391)	(54)	(62,586)
Balance at September 30, 2020	$4,694	$(114,306)	$(22,353)	$(131,965)
The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	For the Years Ended September 30,			Line Item in the Statement of Income
	2020	2019	2018
Cash flow hedges:
Interest (income) expense	$24,757	$(12,985)	$(3,771)	Interest expense
Net income tax effect	(5,200)	2,726	924	Income tax expense
Net of income tax expense (benefit)	$19,557	$(10,259)	$(2,847)

Amortization of defined benefit plan:
Actuarial loss	$2,288	$1,336	$1,679	(a)
Net income tax effect	(480)	(280)	(452)	Income tax expense
Net of income tax expense	1,808	1,056	1,227
Adoption of ASU 2018-02	—	—	(42)	(b)
Total reclassifications for the period	$21,365	$(9,203)	$(1,662)
(a) These items are included in the computation of net period pension cost. See Note 14. EMPLOYEE BENEFIT PLANS for additional disclosure.
(b) This item is a reclassification between AOCI and Retained Earnings due to the adoption of ASU 2018-02.

13. INCOME TAXES
The components of the income tax provision are as follows:

	Year Ended September 30,
	2020	2019	2018
Current tax expense (benefit):
Federal	$(5,237)	$184	$30,044
State	473	(145)	1,805
Deferred tax expense (benefit):
Federal	20,487	20,252	3,836
State	1,205	1,684	72
Income tax provision	$16,928	$21,975	$35,757
Reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended September 30,
	2020	2019	2018
Tax at statutory rate	21.0%	21.0%	24.5%
State tax, net	1.3	1.2	1.2
Non-taxable income from bank owned life insurance contracts	(1.5)	(1.4)	(1.2)
Non-deductible compensation	1.1	1.6	0.4
Remeasurement of deferred tax assets	—	—	5.4
NOL carryback claim rate benefit under CARES Act	(3.6)%	—	—
Other, net	(1.4)%	(0.9)	(0.8)
Income tax provision	16.9%	21.5%	29.5%

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2020	2019
Deferred tax assets:
Loan loss reserve	$16,324	$14,758
Net operating loss carryforward	—	4,417
Deferred compensation	5,155	5,091
Pension	724	896
Lease liability	3,755	—
Property, equipment and software basis difference	—	413
Other	3,306	2,878
Total deferred tax assets	29,264	28,453
Deferred tax liabilities:
FHLB stock basis difference	5,037	5,080
Mortgage servicing rights	1,327	1,262
Property, equipment and software basis difference	49	—
Goodwill	2,136	2,145
Lease ROU asset	3,670	—
Deferred loan costs, net of fees	11,599	12,078
Other	2,708	3,334
Total deferred tax liabilities	26,526	23,899
Net deferred tax asset	$2,738	$4,554

In the accompanying CONSOLIDATED STATEMENTS OF CONDITION the net deferred tax asset is included in Other assets.
A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. There was no valuation allowance required at September 30, 2020 or 2019.
Retained earnings at September 30, 2020 and 2019 included approximately $104,861 for which no provision for federal or state income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and nonqualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Association, nor if the Association is merged or liquidated tax-free into a bank or undergoes a charter change. If the Association fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.
The provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “Income Taxes,” prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a more-likely-than-not recognition threshold in order for the related tax benefit to be recognized or continue to be recognized. As of September 30, 2020 and 2019, the Company had no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. The Company recognized no interest expense or penalties on income tax assessments during the years ended September 30, 2020, 2019 and 2018. There was no interest related to income tax assessments accrued at September 30, 2020 or 2019.

The Company’s effective income tax rate was 16.9%, 21.5% and 29.5% for the years ending September 30, 2020, 2019 and 2018, respectively. The decrease in the effective rate for the year ended September 30, 2020 compared to the same periods during fiscal 2019 and 2018 is primarily due to the passage of the CARES Act, which permits a carry back of net tax operating losses to years taxed at a higher rate, and an increase in excess tax benefits associated with equity compensation.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2017.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material for the years ended September 30, 2020, 2019 and 2018.

14. EMPLOYEE BENEFIT PLANS
Defined Benefit Plan—The Third Federal Savings Retirement Plan (the “Plan”) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. Effective December 31, 2011, the Plan was amended to freeze future benefit accruals for participants in the Plan. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, and those eligible participants who no longer receive service credits under the Plan, participate in a separate tier of the Company’s defined contribution 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan) through December 31, 2011. The funding policy of the Plan is consistent with the funding requirements of U.S. federal and other governmental laws and regulations. In fiscal year 2020, a settlement adjustment was recognized as a result of lump sum payments exceeding the interest costs for the year.
The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30,
	2020	2019
Projected benefit obligation at beginning of year	$90,069	$80,609
Interest cost	2,797	3,229
Actuarial loss and other	7,691	10,095
Settlement	(3,860)	—
Benefits paid	(1,756)	(3,864)
Projected benefit obligation at end of year	$94,941	$90,069
The following table reconciles the beginning and ending balances of the fair value of Plan assets and presents the funded status of the Plan recognized in the CONSOLIDATED STATEMENTS OF CONDITION at the September 30 measurement dates:

	September 30,
	2020	2019
Fair value of plan assets at beginning of year	$81,627	$79,302
Actual return on plan assets	8,264	4,189
Employer contributions	5,000	2,000
Benefits paid	(1,756)	(3,864)
Settlement	(3,860)	—
Fair value of plan assets at end of year	$89,275	$81,627
Funded status of the plan—asset (liability)	$(5,666)	$(8,442)
The components of net periodic cost recognized in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	Year Ended September 30,
	2020	2019	2018
Interest Cost	$2,797	$3,229	$3,095
Expected return on plan assets	(4,652)	(4,584)	(4,142)
Amortization of net loss and other	2,288	1,336	1,679
Recognized net loss due to settlement	1,174	—	—
Net periodic benefit (income) cost	$1,607	$(19)	$632
There were no required minimum employer contributions during the fiscal year ended September 30, 2020. The Company made a voluntary contribution of $5,000 during the current fiscal year.
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
The following table presents the fair value of Plan assets.

	September 30,
	2020				2019
	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
Pooled Separate Accounts	$89,275	N/A	Daily	7 days	$81,627	N/A	Daily	7 days
There are no redemption restrictions on Plan assets at September 30, 2020. Redemptions may be deferred for a longer period if conditions do not permit an orderly transfer or for certain investments of an illiquid nature.
The following additional information is provided with respect to the Plan:

	September 30,
	2020	2019	2018
Assumptions and dates used to determine benefit obligations:
Discount rate	2.65%	3.20%	4.15%
Rate of compensation increase	n/a	n/a	n/a

Assumptions used to determine net periodic benefit cost:
Discount rate	3.20%	4.15%	3.90%
Long-term rate of return on plan assets	6.00%	6.25%	6.25%
Rate of compensation increase (graded scale)	n/a	n/a	n/a

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

Expected Benefit Payments During the Fiscal Years Ending September 30:
2021	$6,050
2022	4,350
2023	4,940
2024	4,750
2025	4,780
Aggregate expected benefit payments during the five fiscal year period beginning October 1, 2025, and ending September 30, 2030	24,080
Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2021	—
For the fiscal years ended September 30, 2020, 2019, and 2018, AOCI includes pretax net actuarial losses of $28,843, $28,227, and $19,073, respectively, which have not been recognized as components of net periodic benefit costs as of the measurement date. The Company expects that $2,419 of net actuarial losses will be recognized as AOCI components of net periodic benefit cost during the fiscal year ended September 30, 2021.
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
The total of the Company’s matching and discretionary contributions related to the 401(k) savings plan for the years ended September 30, 2020, 2019 and 2018 was $4,042, $3,827 and $3,703, respectively.
Employee (Associate) Stock Ownership Plan—The Company established an ESOP for its employees effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock and provides employees with an opportunity to receive a funded retirement benefit, based primarily on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the Board of Directors. The ESOP is accounted for in accordance with the provisions for stock compensation in FASB ASC 718. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2020, 2019 and 2018 fiscal years was $7,367, $7,268 and $6,639, respectively.
The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of September 30, 2020 and 2019 was $50,517 and $54,236, respectively. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2020, 7,272,428 shares have been allocated to participants and 325,005 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 4,008,391 at September 30, 2020, and had a fair market value of $62,972. Participants have the option to receive dividends on allocated shares in cash or leave the dividend in the ESOP. Dividends are reinvested in Company stock for those participants who choose to leave their dividends in the ESOP or who do not make an election. The purchase of Company stock for reinvestment of dividends is made in the open market on or about the date of the cash disbursement to the participants who opt to take dividends in cash. Dividends on unallocated shares held in the Employer Stock fund were paid to the trustee to be used to make payments on the outstanding loan obligation.
15. EQUITY INCENTIVE PLAN
The TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan, approved by shareholders in February 2018 and the 2008 Equity Incentive Plan, approved by shareholders in May 2008, are collectively referred to as the "Equity Plan”. The amended and restated plan is substantially similar to the previous plan, except that the number of future shares eligible to be granted has been reduced to 8,450,000 shares, of which 8,077,600 shares remain available for future award, and the term to grant shares has been extended to February 21, 2028.
The Company recorded excess tax benefits of $485, $296, and $125 related to share-based compensation awards for the years ended September 30, 2020, 2019 and 2018, respectively.
The following table presents share-based compensation expense and the related tax benefit recognized during the periods presented.

	Year Ended September 30,
	2020	2019	2018
Restricted stock units expense	$3,303	$3,260	$3,468
Performance share units expense	917	413	—
Stock option expense	531	838	1,251
Total stock-based compensation expense	$4,751	4,511	$4,719
Tax benefit related to share-based compensation expense	$824	$792	$1,024
Restricted stock units vest over a one to ten year service period. The product of the number of units granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock units under the Equity Plan. The Company recognizes compensation expense for the fair value of restricted stock units on a straight-line basis over the requisite service period.

The following is a summary of the status of the Company’s restricted stock units as of September 30, 2020 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2019	1,329,639	$13.24
Granted	73,700	$19.76
Released	(106,000)	$15.81
Forfeited	(5,000)	$14.74
Outstanding at September 30, 2020 (1)	1,292,339	$13.40
(1) Includes 765,748 shares with a weighted average grant date fair value of $11.87 that have vested but will not be issued until the recipients are no longer employed by the Company.
The weighted average grant date fair value of restricted stock units granted during the years ended September 30, 2020, 2019 and 2018 was $19.76, $15.54 and $14.81 per share, respectively. The total fair value of restricted stock units vested during the years ended September 30, 2020, 2019 and 2018 was $1,676, $1,465, and $6,996, respectively. Expected future compensation expense relating to the non-vested restricted stock units at September 30, 2020 is $1,495 over a weighted average period of 1.63 years.
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
The following is a summary of the status of the Company’s performance share units as of September 30, 2020 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2019	64,500	$15.54
Granted	51,800	$19.76
Released	—	$—
Outstanding at September 30, 2020	116,300	$17.42
The weighted average grant date fair value of performance share units granted during the year ended September 30, 2020 and 2019 was $19.76 and $15.54, respectively. No performance share units were granted during the year ended 2018. No performance share units vested during the years ended September 30, 2020, 2019 and 2018. Expected future compensation expense relating to the non-vested performance share units at September 30, 2020 is $821 over a weighted average period of 1.41 years.
Stock options have a contractual term of 10 years and vest over a one to seven year service period. The Company recognizes compensation expense for the fair values of these awards, which have installment vesting, on a straight-line basis over the requisite service period of the awards.

The following is a summary of the Company’s stock option activity and related information for the Equity Plan for the year ended September 30, 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2019	4,375,600	$13.82	4.93	$19,156
Granted	—	$—
Exercised	(675,700)	$14.05		$3,941
Forfeited	(10,000)	$14.91		$25
Outstanding at September 30, 2020	3,689,900	$13.78	4.33	$6,172
Vested and exercisable, at September 30, 2020	3,162,700	$13.61	3.84	$6,171
Vested or expected to vest, at September 30, 2020	3,689,900	$13.78	4.33	$6,172

The fair values of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during 2020 and 2019.

Expected future compensation expense relating to the non-vested options outstanding as of September 30, 2020 is $68 over a weighted average period of 0.19 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
16. COMMITMENTS AND CONTINGENT LIABILITIES
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
At September 30, 2020, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$526,206
Adjustable-rate mortgage loans	305,233
Equity loans and lines of credit including bridge loans	139,577
Total	$971,016

At September 30, 2020, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$2,553,281
Construction loans	25,273
Total	$2,578,554
At September 30, 2020, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $2,566,788.

At September 30, 2020 and 2019, the Company had $36,078 and $0, respectively, in commitments to securitize and sell mortgage loans.
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
17. FAIR VALUE
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value, mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At September 30, 2020 and September 30, 2019, respectively, there were $36,078 and $0 of loans held for sale, all of which were current, with unpaid principal balances of $34,179 and $0, subject to pending agency contracts for which the fair value option was elected. For the years ended September 30, 2020, 2019, and 2018, net gain (loss) on the sale of loans includes $2,026, $0 and $0, respectively, related to the changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2020 and 2019, respectively, this includes $453,438 and $547,864 of investments in U.S. government and agency obligations including investments in highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac, and Ginnie Mae, measured using the market approach. The fair values of collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At September 30, 2020 and 2019, there were $36,078 and $0, respectively, of loans held for sale measured at fair value and $793 and $3,666, respectively, of loans held for sale carried at cost.
Impaired Loans—Impaired loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated for impairment and that impairment is measured using a fair value measurement, such as the fair value of the underlying collateral. Impairment is measured using a market approach based on the fair value of the collateral less estimated costs to dispose of loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment. These conditions are described more fully in Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES. To calculate impairment of collateral-dependent loans, the fair market values of the collateral, estimated using exterior appraisals in the majority of instances, are reduced by calculated costs to dispose, derived from historical experience and recent market conditions. Any indicated impairment is recognized by a charge to the allowance for loan losses. Subsequent increases in collateral values or principal pay downs on loans with recognized impairment could result in an impaired loan being carried below its fair value. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. The recorded investment of loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The range and weighted average impact of costs to dispose on fair values is determined at the time of impairment or when additional impairment is recognized and is included in quantitative information about significant unobservable inputs later in this note.
Loans held for investment that have been restructured in TDRs, are performing according to the restructured terms of the loan agreement and are not evaluated based on collateral, are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At September 30, 2020 and 2019, respectively, this included $94,495 and $98,875 in recorded investment of TDRs with related allowances for loss of $12,830 and $13,399.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure, or by deed in lieu of foreclosure, and is carried at the lower of the cost basis or fair value less estimated costs to dispose. The carrying amounts of real estate owned at September 30, 2020 and September 30, 2019 were $185 and $2,163, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At September 30, 2020 and 2019, these adjustments were not significant to reported fair values. At September 30, 2020 and 2019, respectively, $213 and $987 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the CONSOLIDATED STATEMENTS OF CONDITION, includes estimated costs to dispose of $28 and $146 related to properties measured at fair value and $0 and $1,322 of properties carried at their original or adjusted cost basis at September 30, 2020 and 2019, respectively.
Derivatives—Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio, forward commitments on contracts to deliver mortgage loans, and interest rate swaps designated as cash flow hedges. Derivatives not designated as cash flow hedges are reported at fair value in other assets or other liabilities on the CONSOLIDATED STATEMENT OF CONDITION with changes in value recorded in current earnings. Derivatives qualifying as cash flow hedges, when highly effective, have settlement payments recorded in OCI daily resulting in a fair value of $0. The fair value of interest rate lock commitments and forward commitments on contracts to deliver mortgage loans are estimated on a market approach based on quoted secondary market pricing for loan portfolios with characteristics similar to loans underlying the derivative contracts. Interest rate lock commitments are adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. The range and weighted average impact of the closure rate is included in quantitative information about significant unobservable inputs later in this note. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Forward commitments on contracts to deliver mortgage loans and interest rate swaps are included in Level 2 of the hierarchy. Refer to Note 18. DERIVATIVE INSTRUMENTS for additional information on derivatives.

Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at September 30, 2020 and 2019 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	$447,203	$—	$447,203	$—
Fannie Mae certificates	6,235	—	6,235	—
Mortgage loans held for sale	36,078	—	36,078	—
Derivatives:
Interest rate lock commitments	1,194	—	—	1,194
Total	$490,710	$—	$489,516	$1,194
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	134	—	134	—
Total	$134	$—	$134	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	$541,042	$—	$541,042	$—
Fannie Mae certificates	6,822	—	6,822	—
Derivatives:
Interest rate lock commitments	44	—	—	44
Total	$547,908	$—	$547,864	$44
The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Interest Rate Lock Commitments
	Year Ended September 30,
	2020	2019	2018
Beginning balance	$44	$(2)	$58
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	1,150	46	(60)
Ending balance	$1,194	$44	$(2)
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$1,194	$44	$(2)

Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$60,702	$—	$—	$60,702
Real estate owned(1)	213	—	—	213
Total	$60,915	$—	$—	$60,915
______________________
(1) Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$71,492	$—	$—	$71,492
Real estate owned(1)	987	—	—	987
Total	$72,479	$—	$—	$72,479
 ______________________
(1)    Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments at September 30, 2020 include both mortgage origination applications and preapprovals. Preapprovals have a much lower closure rate than origination applications as reflected in the weighted average closure rate.

	Fair Value						Weighted
	9/30/2020	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$60,702	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	34%	6.0%

Interest rate lock commitments	$1,194	Quoted Secondary Market pricing	Closure rate	0	-	100%	69.7%

	Fair Value						Weighted
	9/30/2019	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$71,492	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	30%	6.1%

Interest rate lock commitments	$44	Quoted Secondary Market pricing	Closure rate	0	-	100%	65.6%

The following tables present the estimated fair value of the Company's financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	September 30, 2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$25,270	$25,270	$25,270	$—	$—
Interest earning cash equivalents	472,763	472,763	472,763	—	—
Investment securities available for sale	453,438	453,438	—	453,438	—
Mortgage loans held for sale	36,871	36,926	—	36,926	—
Loans-net:
Mortgage loans held for investment	13,100,481	13,299,261	—	—	13,299,261
Other loans	2,581	2,594	—	—	2,594
Federal Home Loan Bank stock	136,793	136,793	N/A	—	—
Accrued interest receivable	36,634	36,634	—	36,634	—
Cash collateral held by counterparty	41,824	41,824	41,824	—	—
Derivatives	1,194	1,194	—	—	1,194
Liabilities:
Checking and passbook accounts	$2,623,347	$2,623,347	$—	$2,623,347	$—
Certificates of deposit	6,602,207	6,739,561	—	6,739,561	—
Borrowed funds	3,521,745	3,550,120	—	3,550,120	—
Borrowers’ advances for taxes and insurance	111,536	111,536	—	111,536	—
Principal, interest and escrow owed on loans serviced	45,895	45,895	—	45,895	—
Derivatives	134	134	—	134	—

	September 30, 2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$31,728	$31,728	$31,728	$—	$—
Interest earning cash equivalents	243,415	243,415	243,415	—	—
Investment securities available for sale	547,864	547,864	—	547,864	—
Mortgage loans held for sale	3,666	3,706	—	3,706	—
Loans-net:
Mortgage loans held for investment	13,192,579	13,716,398	—	—	13,716,398
Other loans	3,166	3,328	—	—	3,328
Federal Home Loan Bank stock	101,858	101,858	N/A	—	—
Accrued interest receivable	40,822	40,822	—	40,822	—
Cash collateral held by counterparty	44,261	44,261	44,261	—	—
Derivatives	44	44	—	—	44
Liabilities:
Checking and passbook accounts	$2,346,847	$2,346,847	$—	$2,346,847	$—
Certificates of deposit	6,419,537	6,541,791	—	6,541,791	—
Borrowed funds	3,902,981	3,903,032	—	3,903,032	—
Borrowers’ advances for taxes and insurance	103,328	103,328	—	103,328	—
Principal, interest and escrow owed on loans serviced	32,909	32,909	—	32,909	—

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
18. DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At September 30, 2020 and 2019, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 3.0 years and 3.7 years and weighted average fixed-rate interest payments of 1.76% and 1.92%, respectively.
Cash flow hedges are assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is preformed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at September 30, 2020.
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the CONSOLIDATED STATEMENTS OF INCOME.
In addition, the Company is party to derivative instruments when it enters into interest rate lock commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the CONSOLIDATED STATEMENTS OF INCOME.

    The following tables provide the locations within the CONSOLIDATED STATEMENTS OF CONDITION, notional values and fair values, at the reporting dates, for all derivative instruments.

	September 30, 2020		September 30, 2019
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$—	$—	$825,000	$—
Other Liabilities	2,975,000	—	1,925,000	—
Total cash flow hedges: Interest rate swaps	$2,975,000	$—	$2,750,000	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$21,755	$1,194	$10,358	$44
Forward Commitments for the sale of mortgage loans
Other Liabilities	34,179	(134)	—	—
Total derivatives not designated as hedging instruments	$55,934	$1,060	$10,358	$44
The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

	Location of Gain or (Loss) Recognized in Income	Year Ended September 30,
		2020	2019	2018
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$(115,396)	$(109,583)	$53,717
Amount of gain/(loss) reclassified from AOCI-Due to effectiveness	Interest expense: Borrowed funds	(16,982)	12,985	3,771
Amount of gain/(loss) reclassified from AOCI-Due to discontinuance of cash flow hedge	Interest expense: Borrowed funds	(7,775)	—	—

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$1,150	$46	$(60)
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	(134)	—	—
The Company estimates that $44,157 of the amounts reported in AOCI will be reclassified as a debit to interest expense during the fiscal year ending September 30, 2020.

The economic lockdowns precipitated by the COVID-19 flu pandemic of 2020 caused unprecedented economic conditions resulting in extended low rates across the entire maturity spectrum, in which the Company decided to take advantage of this market condition. The Company terminated four high cost interest rate swaps prior to their maturity. For the early termination of these swaps, the Company incurred $7,775 in additional interest rate expense and $48 in prepayment penalties. This additional interest rate expense is loss reclassified from AOCI during the year ended September 30, 2020 as a result of the discontinuance of the cash flow hedges because it is probable that the original forecasted transactions will not occur. These selected swaps were deemed beneficial to terminate as the Company would lower interest rate expense for future periods.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. At September 30, 2020 and 2019, there was

$41,824 and $44,261, respectively, included in other assets related to initial margin requirements held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.
19. PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following condensed financial statements for TFS Financial Corporation (parent company only) reflect the investments in, and transactions with, its wholly-owned subsidiaries. Intercompany activity is eliminated in the consolidated financial statements.

	September 30,
	2020	2019
Statements of Condition
Assets:
Cash and due from banks	$5,356	$5,313
Other loans:
Demand loan due from Third Federal Savings and Loan	172,854	140,955
ESOP loan receivable	50,517	54,236
Investments in:
Third Federal Savings and Loan	1,422,277	1,455,221
Non-thrift subsidiaries	4,273	83,968
Prepaid federal and state taxes	12,178	8,266
Deferred income taxes	489	2,603
Accrued receivables and other assets	10,467	11,042
Total assets	$1,678,411	$1,761,604
Liabilities and shareholders’ equity:
Line of credit due non-thrift subsidiary	$4,049	$62,546
Accrued expenses and other liabilities	2,509	2,304
Total liabilities	6,558	64,850
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,150,006 and 279,962,777 outstanding at September 30, 2020 and September 30, 2019, respectively	3,323	3,323
Paid-in capital	1,742,714	1,734,154
Treasury stock, at cost; 52,168,744 and 52,355,973 shares at September 30, 2020 and September 30, 2019, respectively	(767,649)	(764,589)
Unallocated ESOP shares	(40,084)	(44,417)
Retained earnings—substantially restricted	865,514	837,662
Accumulated other comprehensive income (loss)	(131,965)	(69,379)
Total shareholders’ equity	1,671,853	1,696,754
Total liabilities and shareholders’ equity	$1,678,411	$1,761,604

	Years Ended September 30,
	2020	2019	2018
Statements of Comprehensive Income (Loss)
Interest income:
Demand loan due from Third Federal Savings and Loan	$1,412	$3,784	$2,147
ESOP loan	2,548	2,889	2,536
Other interest income	43	33	51
Investment securities - available for sale	—	79	27
Total interest income	4,003	6,785	4,761
Interest expense:
Borrowed funds from non-thrift subsidiaries	291	1,476	1,179
Total interest expense	291	1,476	1,179
Net interest income	3,712	5,309	3,582
Non-interest income:
Intercompany service charges	77	36	42
Dividend from Third Federal Savings and Loan	57,000	85,000	85,000
Dividend from non-thrift subsidiary	16,000	—	—
Total other income	73,077	85,036	85,042
Non-interest expenses:
Salaries and employee benefits	5,012	4,921	5,666
Professional services	1,323	879	1,381
Office property and equipment	10	—	—
Other operating expenses	254	247	248
Total non-interest expenses	6,599	6,047	7,295
Income before income taxes	70,190	84,298	81,329
Income tax benefit	(4,404)	(2,047)	(1,071)
Income before undistributed earnings of subsidiaries	74,594	86,345	82,400
Equity in undistributed earnings of subsidiaries (dividend in excess of earnings):
Third Federal Savings and Loan	19,418	(7,775)	1,126
Non-thrift subsidiaries	(10,695)	1,667	1,881
Net income	83,317	80,237	85,407
Change in net unrealized gain (loss) on securities available for sale	6,859	11,459	(9,436)
Change in cash flow hedges	(69,391)	(96,829)	37,340
Change in pension obligation	(54)	(7,231)	2,852
Total other comprehensive income (loss)	(62,586)	(92,601)	30,756
Total comprehensive income (loss)	$20,731	$(12,364)	$116,163

	Years Ended September 30,
	2020	2019	2018
Statements of Cash Flows
Cash flows from operating activities:
Net income	$83,317	$80,237	$85,407
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiaries) dividend in excess of earnings:
Third Federal Savings and Loan	(19,418)	7,775	(1,126)
Non-thrift subsidiaries	10,695	(1,667)	(1,881)
Deferred income taxes	2,114	(1,739)	1,766
ESOP and Stock-based compensation expense	1,893	1,668	1,585
Net increase in interest receivable and other assets	(3,337)	(8,997)	(910)
Net increase (decrease) in accrued expenses and other liabilities	241	(600)	307
Net cash provided by operating activities	75,505	76,677	85,148
Cash flows from investing activities:
Proceeds from maturity of securities available for sale	—	4,000	—
Purchase of securities available for sale	—	—	(4,000)
Increase in balances lent to Third Federal Savings and Loan	(31,899)	(20,718)	(30,938)
Repayment of capital contributions from non-thrift subsidiaries	69,000	—	—
Net cash provided by (used in) investing activities	37,101	(16,718)	(34,938)
Cash flows from financing activities:
Principal reduction of ESOP loan	3,719	3,750	3,773
Purchase of treasury shares	(413)	(9,087)	(19,741)
Dividends paid to common shareholders	(55,465)	(50,465)	(37,629)
Acquisition of treasury shares through net settlement for taxes	(1,907)	(1,538)	(1,772)
Net increase (decrease) in borrowings from non-thrift subsidiaries	(58,497)	1,479	1,251
Net cash used in financing activities	(112,563)	(55,861)	(54,118)
Net increase (decrease) in cash and cash equivalents	43	4,098	(3,908)
Cash and cash equivalents—beginning of year	5,313	1,215	5,123
Cash and cash equivalents—end of year	$5,356	$5,313	$1,215

20. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock and performance share units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At September 30, 2020 and 2019, respectively, the ESOP held 4,008,391 and 4,441,731 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s earnings per share calculations.

	For the Year Ended September 30, 2020
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$83,317
Less: income allocated to restricted stock units	1,579
Basic earnings per share:
Income available to common shareholders	81,738	275,859,660	$0.30
Diluted earnings per share:
Effect of dilutive potential common shares		1,943,398
Income available to common shareholders	$81,738	277,803,058	$0.29

	For the Year Ended September 30, 2019
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$80,237
Less: income allocated to restricted stock units	1,522
Basic earnings per share:
Income available to common shareholders	78,715	275,395,529	$0.29
Diluted earnings per share:
Effect of dilutive potential common shares		1,978,897
Income available to common shareholders	$78,715	277,374,426	$0.28

	For the Year Ended September 30, 2018
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$85,407
Less: income allocated to restricted stock units	1,211
Basic earnings per share:
Income available to common shareholders	84,196	275,590,053	$0.31
Diluted earnings per share:
Effect of dilutive potential common shares		1,708,372
Income available to common shareholders	$84,196	277,298,425	$0.30
The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Year Ended September 30,
	2020	2019	2018
Options to purchase shares	573,500	710,100	1,885,600
Restricted and performance share units	44,030	—	17,000
21. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted in fiscal year ended September 30, 2020

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance changed the accounting treatment of leases by requiring lessees to recognize operating leases on the balance sheet as lease assets (a right-of-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis. The guidance requires both quantitative and qualitative disclosure regarding key information about the leasing arrangements. An accounting policy election to not recognize operating leases with terms of twelve months or less as assets and liabilities is permitted. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 required entities to adopt the new lease standard using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides entities with an additional (and optional) transition method to adopt the new lease standard. Under this new method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient, which allows entities to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that existed or expired before the entity's adoption of Topic 842. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements, which addresses lessor stakeholder questions regarding sales tax, certain lessor costs and the recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases Codification Improvements, which addresses stakeholder questions regarding presentation of cash flows for sales type and direct financing leases, determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, and contain transition disclosures.
The Company adopted ASU 2016-02 and all related amendments on October 1, 2019 utilizing the transition method described in ASU 2018-11. The Company elected the package of practical expedients that does not require reassessment of whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The Company elected the practical expedient to combine both lease and nonlease components as a single component. The Company did not elect the hindsight practical expedient. The Company calculated the impact of adoption using the remaining minimum lease payments and remaining lease term for each contract that was identified as a lease, discounted at the incremental borrowing rate as of the adoption date. The guidance did not result in a cumulative-effect adjustment to beginning retained earnings. Refer to Note 9. LEASES, for additional disclosures required by ASC 842.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The guidance only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. We adopted the amendments as of the March 12, 2020 issuance date. There have not been any such contracts modified as of September 30, 2020. As contracts are modified through December 2022, we will assess the impact based on this guidance. Management does not expect there will be a material impact to the Company's consolidated financial statements.
Issued but not yet adopted as of September 30, 2020
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the existing incurred loss impairment methodology with a methodology that reflects the expected credit losses for the remaining life of the asset. This will require consideration of a broader range of information, including reasonable and supportable forecasts, in the measurement of expected credit losses. The amendments expand disclosures of credit quality indicators, requiring disaggregation by year of origination (vintage). Additionally, credit losses on available for sale debt securities will be recognized as an allowance rather than a write-down, with reversals permitted as credit loss estimates decline. An entity will apply the amendments in this Update through a modified-retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Association will elect the option to phase-in, over a five-year period, the initial impact of this standard's update on regulatory capital as permitted by the regulatory transition rules. For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt this guidance effective October 1, 2020 and will not delay due to the temporary relief provided by the CARES Act. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief, which addresses stakeholders' concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The FASB has issued other ASUs that clarify certain items related to ASU 2016-13. Based on forecasted economic conditions and portfolio balances as of September 30, 2020, we expect to recognize a reduction to opening retained earnings of $35,763, net of income taxes resulting from a pretax increase to the allowance for credit losses on loans, including the liability for unfunded commitments, of $46,147 upon adoption of these Updates. A 24-month reasonable and supportable period using economic forecasts is used with immediate reversion to the historical mean loss rates to derive our loss estimates. The increase is primarily related to the change in methodology from loss emergence periods currently used to an estimate of lifetime credit losses required by the CECL standard. The adoption of CECL is not expected to have a material effect on available-for-sale securities, which are primarily composed of agency-backed mortgage securities.
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
22. SELECTED QUARTERLY DATA (UNAUDITED)
The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2020 and 2019.

	Fiscal 2020 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$120,052	$119,526	$109,958	$105,762
Interest expense	55,867	54,488	47,079	55,596
Net interest income	64,185	65,038	62,879	50,166
Provision (credit) for loan losses	(3,000)	6,000	—	—
Net interest income after provision for loan losses	67,185	59,038	62,879	50,166
Non-interest income	11,930	8,947	15,322	17,052
Non-interest expense	47,320	49,558	44,833	50,563
Income before income tax	31,795	18,427	33,368	16,655
Income tax expense	6,153	1,170	6,528	3,077
Net income	$25,642	$17,257	$26,840	$13,578
Earnings per share—basic and diluted	$0.09	$0.06	$0.10	$0.05

	Fiscal 2019 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$118,288	$120,443	$121,043	$122,313
Interest expense	50,476	52,682	55,525	57,983
Net interest income	67,812	67,761	65,518	64,330
Provision (credit) for loan losses	(2,000)	(4,000)	(2,000)	(2,000)
Net interest income after provision for loan losses	69,812	71,761	67,518	66,330
Non-interest income	4,676	4,906	5,083	5,799
Non-interest expense	47,980	50,727	49,868	45,098
Income before income tax	26,508	25,940	22,733	27,031
Income tax expense	6,175	5,810	4,476	5,514
Net income	$20,333	$20,130	$18,257	$21,517
Earnings per share—basic and diluted	$0.07	$0.07	$0.06	$0.08
Per share amounts for the full fiscal year, as reported in the CONSOLIDATED STATEMENTS OF INCOME may differ from the totals of the four fiscal quarters as presented above, due to rounding.

23. RELATED PARTY TRANSACTIONS

The Company has made loans and extensions of credit, in the ordinary course of business, to certain directors and executive officers. These loans were normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. The aggregate amount of loans to such related parties at September 30, 2020 and 2019 was $377 and $0, respectively.

FORM 10-K EXHIBIT INDEX

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

3.1	Amended and Restated Charter of TFS Financial Corporation, dated January 16, 2007	Amendment No. 2 to Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on February 9, 2006; Exhibit 3.2 therein)

3.2	Amended and Restated Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on April 28, 2008; Exhibit 3.2 therein)

3.3	Amendment to Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on October 29, 2018; Exhibit 3 therein)

4.1	Form of Common Stock Certificate of TFS Financial Corporation	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 4 therein)

4.2	Description of Registrant's Securities	Filed herewith

10.1	[Intentionally omitted]

10.2	Financial, Retirement & Estate Planning Program as amended and restated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.2 therein)

10.3	Resolution Regarding Executive Physical Program, dated May 16, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.3 therein)

10.4	Company Car Program, dated February 24, 1995	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.4 therein)

10.5	Executive Retirement Benefit Plan I, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.5 therein)

10.6	Benefit Equalization Plan, dated January 1, 2005	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.6 therein)

10.7	Split Dollar Agreement, dated January 29, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.7 therein)

10.8	Resolution Regarding Supplemental Split Dollar Life Insurance Plan, dated August 22, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.8 therein)

10.9	[Intentionally omitted]

10.10	TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement for the 2018 Annual Meeting of Stockholders)	Proxy Statement on Schedule 14A, No. 001-33390 (filed with the SEC on January 9, 2018)

10.11	TFS Financial Corporation Management Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for the 2018 Annual Meeting of Stockholders)	Proxy Statement on Schedule 14A, No. 001-33390 (filed with the SEC on January 9, 2018)

10.12	First Amendment to the Restricted Stock Unit Award Agreement (August 11, 2008 award), dated August 9, 2012	Current Report on Form 8-K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.1 therein)

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

10.13	First Amendment to the Restricted Stock Unit Award Agreement (May 12, 2009 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.2 therein)

10.14	First Amendment to the Restricted Stock Unit Award Agreement (May 14, 2010 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.3 therein)

14	Code of Ethics	Available on our website, www.thirdfederal.com

21.1	Subsidiaries of Registrant	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 21 therein)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

100	XBRL related documents	The following financial statements from TFS Financial Corporation’s Annual Report on Form 10-K for the year ended September 30, 2020 filed on November 24, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document

101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TFS Financial Corporation

Dated:	November 24, 2020	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	November 24, 2020	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 24, 2020	/S/ PAUL J. HUML
Paul J. Huml Chief Financial Officer (Principal Financial Officer)

Dated:	November 24, 2020	/S/ SUSANNE N. MILLER
Susanne N. Miller Chief Accounting Officer (Principal Accounting Officer)

Dated:	November 24, 2020	/S/ ANTHONY J. ASHER
Anthony J. Asher, Director

Dated:	November 24, 2020	/S/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated:	November 24, 2020	/S/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated:	November 24, 2020	/S/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated:	November 24, 2020	/S/ TERRENCE R. OZAN
Terrence R. Ozan, Director

Dated:	November 24, 2020	/S/ JOHN P. RINGENBACH
John P. Ringenbach, Director

Dated:	November 24, 2020	/S/ BEN S. STEFANSKI III
Ben S. Stefanski III, Director

Dated:	November 24, 2020	/S/ MEREDITH S. WEIL
Meredith S. Weil, Director

Dated:	November 24, 2020	/S/ ASHLEY H. WILLIAMS
Ashley H. Williams, Director