Form 10-Q
period 2020-12-31
TFS Financial CORP
filed 2021-02-09
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2020
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of February 4, 2021, there were 280,579,029 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.9% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

ACT: Tax Cuts and Jobs Act	FHFA: Federal Housing Finance Agency
AOCI: Accumulated Other Comprehensive Income	FHLB: Federal Home Loan Bank
ARM: Adjustable Rate Mortgage	FICO: Financing Corporation
ASC: Accounting Standards Codification	FRB-Cleveland: Federal Reserve Bank of Cleveland
ASU: Accounting Standards Update	Freddie Mac: Federal Home Loan Mortgage Corporation
Association: Third Federal Savings and Loan	FRS: Board of Governors of the Federal Reserve System
Association of Cleveland	GAAP: Generally Accepted Accounting Principles
BOLI: Bank Owned Life Insurance	Ginnie Mae: Government National Mortgage Association
CARES Act: Coronavirus Aid, Relief and Economic Security	GVA: General Valuation Allowances
Act	HPI: Home Price Index
CDs: Certificates of Deposit	IRR: Interest Rate Risk
CECL: Current Expected Credit Losses	IRS: Internal Revenue Service
CFPB: Consumer Financial Protection Bureau	IVA: Individual Valuation Allowance
CLTV: Combined Loan-to-Value	LIHTC: Low Income Housing Tax Credit
Company: TFS Financial Corporation and its	LIP: Loans-in-Process
subsidiaries	LTV: Loan-to-Value
DFA: Dodd-Frank Wall Street Reform and Consumer	MGIC: Mortgage Guaranty Insurance Corporation
Protection Act	OCC: Office of the Comptroller of the Currency
EaR: Earnings at Risk	OCI: Other Comprehensive Income
EPS: Earnings per Share	PMI: Private Mortgage Insurance
ESOP: Third Federal Employee (Associate) Stock	PMIC: PMI Mortgage Insurance Co.
Ownership Plan	REMICs: Real Estate Mortgage Investment Conduits
EVE: Economic Value of Equity	SEC: United States Securities and Exchange Commission
Fannie Mae: Federal National Mortgage Association	TDR: Troubled Debt Restructuring
FASB: Financial Accounting Standards Board	Third Federal Savings, MHC: Third Federal Savings
FDIC: Federal Deposit Insurance Corporation	and Loan Association of Cleveland, MHC

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	December 31, 2020	September 30, 2020
ASSETS
Cash and due from banks	$29,512	$25,270
Other interest-earning cash equivalents	470,408	472,763
Cash and cash equivalents	499,920	498,033
Investment securities available for sale (amortized cost $443,328 and $447,384, respectively)	447,609	453,438
Mortgage loans held for sale ($107,978 and $36,078 measured at fair value, respectively)	111,288	36,871
Loans held for investment, net:
Mortgage loans	12,925,023	13,104,959
Other loans	2,637	2,581
Deferred loan expenses, net	42,138	42,459
Allowance for credit losses on loans	(70,290)	(46,937)
Loans, net	12,899,508	13,103,062
Mortgage loan servicing rights, net	8,230	7,860
Federal Home Loan Bank stock, at cost	136,793	136,793
Real estate owned, net	102	185
Premises, equipment, and software, net	40,770	41,594
Accrued interest receivable	34,840	36,634
Bank owned life insurance contracts	294,565	222,919
Other assets	99,208	104,832
TOTAL ASSETS	$14,572,833	$14,642,221
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$9,190,600	$9,225,554
Borrowed funds	3,444,998	3,521,745
Borrowers’ advances for insurance and taxes	142,248	111,536
Principal, interest, and related escrow owed on loans serviced	50,866	45,895
Accrued expenses and other liabilities	86,289	65,638
Total liabilities	12,915,001	12,970,368
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,564,920 and 280,150,006 outstanding at December 31, 2020 and September 30, 2020, respectively	3,323	3,323
Paid-in capital	1,739,178	1,742,714
Treasury stock, at cost; 51,753,830 and 52,168,744 shares at December 31, 2020 and September 30, 2020, respectively	(764,774)	(767,649)
Unallocated ESOP shares	(39,000)	(40,084)
Retained earnings—substantially restricted	840,678	865,514
Accumulated other comprehensive loss	(121,573)	(131,965)
Total shareholders’ equity	1,657,832	1,671,853
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,572,833	$14,642,221
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	December 31,
	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$100,126	$115,225
Investment securities available for sale	987	2,864
Other interest and dividend earning assets	816	1,963
Total interest and dividend income	101,929	120,052
INTEREST EXPENSE:
Deposits	27,696	38,316
Borrowed funds	15,490	17,551
Total interest expense	43,186	55,867
NET INTEREST INCOME	58,743	64,185
PROVISION (RELEASE) FOR CREDIT LOSSES	(2,000)	(3,000)
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	60,743	67,185
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,495	2,146
Net gain on the sale of loans	16,443	2,925
Increase in and death benefits from bank owned life insurance contracts	1,647	1,561
Other	876	5,298
Total non-interest income	21,461	11,930
NON-INTEREST EXPENSE:
Salaries and employee benefits	28,338	25,885
Marketing services	5,733	4,461
Office property, equipment and software	6,435	6,446
Federal insurance premium and assessments	2,390	2,619
State franchise tax	1,151	1,132
Other expenses	7,682	6,777
Total non-interest expense	51,729	47,320
INCOME BEFORE INCOME TAXES	30,475	31,795
INCOME TAX EXPENSE	5,473	6,153
NET INCOME	$25,002	$25,642
Earnings per share—basic and diluted	$0.09	$0.09
Weighted average shares outstanding
Basic	276,216,596	275,578,184
Diluted	278,028,072	277,888,588

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2020	2019
Net income	$25,002	$25,642
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (losses) on securities available for sale	(1,373)	2,923
Net change in cash flow hedges	11,299	15,205
Net change in defined benefit plan obligation	466	452
Total other comprehensive income	10,392	18,580
Total comprehensive income	$35,394	$44,222
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended December 31, 2019
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2019	$3,323	$1,734,154	$(764,589)	$(44,417)	$837,662	$(69,379)	$1,696,754
Net income	—	—	—	—	25,642	—	25,642
Other comprehensive income (loss), net of tax	—	—	—	—	—	18,580	18,580
ESOP shares allocated or committed to be released	—	1,011	—	1,083	—	—	2,094
Compensation costs for equity incentive plans	—	1,189	—	—	—	—	1,189
Purchase of treasury stock (19,500 shares)	—	—	(359)	—	—	—	(359)
Treasury stock allocated to equity incentive plan	—	(32)	(1,544)	—	—	—	(1,576)
Dividends paid to common shareholders ($0.27 per common share)	—	—	—	—	(13,375)	—	(13,375)
Balance at December 31, 2019	$3,323	$1,736,322	$(766,492)	$(43,334)	$849,929	$(50,799)	$1,728,949

	For the Three Months Ended December 31, 2020
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2020	$3,323	$1,742,714	$(767,649)	$(40,084)	$865,514	$(131,965)	$1,671,853
Cumulative effect from changes in accounting principle[1]	—	—	—	—	(35,763)	—	(35,763)
Net income	—	—	—	—	25,002	—	25,002
Other comprehensive income (loss), net of tax	—	—	—	—	—	10,392	10,392
ESOP shares allocated or committed to be released	—	718	—	1,084	—	—	1,802
Compensation costs for equity incentive plans	—	1,566	—	—	—	—	1,566
Treasury stock allocated to equity incentive plan	—	(5,820)	2,875	—	—	—	(2,945)
Dividends paid to common shareholders ($0.28 per common share)	—	—	—	—	(14,075)	—	(14,075)
Balance at December 31, 2020	$3,323	$1,739,178	$(764,774)	$(39,000)	$840,678	$(121,573)	$1,657,832
1See Note 14. RECENT ACCOUNTING PRONOUNCEMENTS, ASU 2016-13 Adopted during 3 months ended December 31, 2020
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Three Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,002	$25,642
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	3,368	3,283
Depreciation and amortization	9,831	7,794
Deferred income taxes	(237)	(64)
Provision (release) for credit losses	(2,000)	(3,000)
Net gain on the sale of loans	(16,443)	(2,925)
Net gain on sale of commercial property	—	(4,257)
Other net (gains) losses	5	(13)
Proceeds from sales of loans held for sale	11,569	9,753
Loans originated for sale	(16,079)	(15,606)
Increase in bank owned life insurance contracts	(1,662)	(1,577)
Net decrease (increase) in interest receivable and other assets	11,695	(5,705)
Net (decrease) increase in accrued expenses and other liabilities	(871)	16,066
Net cash provided by operating activities	24,178	29,391
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,471,386)	(1,055,571)
Principal repayments on loans	1,371,385	583,081
Proceeds from principal repayments and maturities of:
Securities available for sale	94,915	52,574
Proceeds from sale of:
Loans	221,277	200,923
Real estate owned	82	635
Premises, equipment and other Assets	—	23,512
Purchases of:
Bank-owned life insurance	(70,000)	—
Securities available for sale	(92,964)	(56,377)
Premises and equipment	(518)	(537)
Other	29	16
Net cash provided by (used in) investing activities	52,820	(251,744)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(34,954)	234,536
Net increase (decrease) in borrowers' advances for insurance and taxes	30,712	(3,937)
Net increase (decrease) in principal and interest owed on loans serviced	4,971	(1,406)
Net decrease in short-term borrowed funds	(75,102)	(51,093)
Proceeds from long-term borrowed funds	—	150,000
Repayment of long-term borrowed funds	(1,645)	(112,239)
Cash collateral/settlements received from derivative counterparties	17,927	27,921
Purchase of treasury shares	—	(395)
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(2,945)	(1,576)
Dividends paid to common shareholders	(14,075)	(13,375)
Net cash (used in) provided by financing activities	(75,111)	228,436
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,887	6,083
CASH AND CASH EQUIVALENTS—Beginning of period	498,033	275,143
CASH AND CASH EQUIVALENTS—End of period	$499,920	$281,226
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$28,011	$37,729
Cash paid for interest on borrowed funds	4,334	19,485
Cash paid for income taxes	27	21
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	41	1,277
Transfer of loans from held for investment to held for sale	277,056	198,694
Treasury stock issued for stock benefit plans	5,895	32
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of December 31, 2020, approximately 81% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
The accounting and reporting policies followed by the Company conform in all material respects to U.S. GAAP and to general practices in the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses, the valuation of deferred tax assets, and the determination of pension obligations are particularly subject to change.
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the CONSOLIDATED STATEMENTS OF CONDITION of the Company at December 31, 2020, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
In accordance with SEC Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 contains audited consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021 or for any other period.
Effective October 1, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology referred to as the CECL methodology. Refer to NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES and NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS for additional details related to the adoption.
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
2.EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing basic earnings per share, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At December 31, 2020 and 2019, respectively, the ESOP held 3,900,056 and 4,333,396 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended December 31,
	2020			2019
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$25,002			$25,642
Less: income allocated to restricted stock units	409			417
Basic earnings per share:
Income available to common shareholders	$24,593	276,216,596	$0.09	$25,225	275,578,184	$0.09
Diluted earnings per share:
Effect of dilutive potential common shares		1,811,476			2,310,404
Income available to common shareholders	$24,593	278,028,072	$0.09	$25,225	277,888,588	$0.09

    The following is a summary of outstanding stock options and restricted stock units and performance share units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended December 31,
	2020	2019
Options to purchase shares	573,500	293,200
Restricted and performance stock units	471,810	136,945

3.INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below. Accrued interest in the periods presented is $1,048 and $1,121 as of December 31, 2020 and September 30, 2020, respectively, and is reported as accrued interest receivable on the unaudited CONSOLIDATED STATEMENTS OF CONDITION.

	December 31, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$437,470	$4,614	$(583)	$441,501
Fannie Mae certificates	5,858	251	(1)	6,108
Total	$443,328	$4,865	$(584)	$447,609

	September 30, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$441,419	$6,043	$(259)	$447,203
Fannie Mae certificates	5,965	270	—	6,235
Total	$447,384	$6,313	$(259)	$453,438

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at December 31, 2020 and September 30, 2020, were as follows:

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$153,747	$583	$—	$—	$153,747	$583
Fannie Mae certificates	356	1	—	—	356	1
Total	$154,103	$584	$—	$—	$154,103	$584

	September 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$105,566	$259	$—	$—	$105,566	$259
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
Since the decline in value is attributable to changes in market interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities for the time periods necessary to recover the amortized cost, the Company expects to receive all contractual cash flows from these investments. Therefore, no allowance for credit losses is recorded with respect to securities as of December 31, 2020.
4.LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans held for investment consist of the following:

	December 31, 2020	September 30, 2020
Real estate loans:
Residential Core	$10,658,160	$10,774,845
Residential Home Today	72,129	75,166
Home equity loans and lines of credit	2,170,596	2,232,236
Construction	53,829	47,985
Real estate loans	12,954,714	13,130,232
Other loans	2,637	2,581
Add (deduct):
Deferred loan expenses, net	42,138	42,459
Loans in process	(29,691)	(25,273)
Allowance for credit losses on loans	(70,290)	(46,937)
Loans held for investment, net	$12,899,508	$13,103,062

Loans are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses. Accrued interest in the periods presented is $33,792 and $35,513 as of December 31, 2020 and September 30, 2020, respectively, and is reported as accrued interest receivable on the unaudited CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. As of December 31, 2020 and September 30, 2020, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio was 55% and 56%, respectively, and the percentage held in Florida was 17% as of both dates. As of December 31, 2020 and September 30, 2020, home equity loans and lines of credit were concentrated in the states of Ohio (29% as of both dates), Florida (20% and 19%, respectively), and California (15% and 16%, respectively).
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers and most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after September 30, 2016.
    Regulatory agencies have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020). FASB confirmed the foregoing regulatory agencies' view, that such short-term modifications (e.g., six months) made on a good-faith basis to borrowers who were current as of the implementation date of a relief program in response to COVID-19 are not TDRs. The regulatory agencies stated that performing loans granted payment deferrals due to COVID-19 in accordance with this interagency statement are not generally considered past due or non-accrual. The revised statement provides that eligible loan modifications related to COVID-19 may also be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. The CARES Act offers temporary relief from TDRs on modifications made as a result of COVID-19 that were not more than 30 days past due as of December 31, 2019. The Company has elected to apply the temporary suspension of TDR requirements provided by the revised interagency statement for eligible loan modifications. For loan modifications that are not eligible for the suspension offered by the revised interagency statement, the Company considers the CARES Act to evaluate loan modifications within its scope, or existing TDR evaluation policies if the modification does not fall within the scope of these Acts.
As of December 31, 2020, some of our borrowers have experienced unemployment or reduced income as a result of the COVID-19 global pandemic and have requested some type of loan payment forbearance. At December 31, 2020 and September 30, 2020, respectively, short-term forbearance plans offered to borrowers affected by COVID-19 totaled $94,057 and $165,642, of which $10,120 and $15,623 are classified as troubled debt restructurings due to either their classification as a TDR prior to the COVID-19 forbearance or not meeting the criteria to be exempt from TDR classification. Forbearance plans allow borrowers experiencing temporary financial hardship to defer a limited number of payments to a later point in time and are initially offered for a three-month period, which may be extended for borrowers that continue to be affected by COVID-19. The majority of active COVID-19 forbearance plans have been extended to at least six months.

The following table summarizes, as of December 31, 2020 and September 30, 2020, for each portfolio by geographic location, active forbearance plans by amortized cost and as a percent of total loans.

	December 31, 2020	Forbearance plans as % of respective Portfolio	September 30, 2020	Forbearance plans as % of respective Portfolio
Real estate loans:
Residential Core
Ohio	$27,559		$45,926
Florida	22,343		38,804
Other	26,758		56,107
Total	76,660	0.72%	140,837	1.31%
Residential Home Today
Ohio	3,511		5,012
Florida	170		379
Total	3,681	5.13%	5,391	7.21%
Home equity loans and lines of credit
Ohio	1,473		2,352
Florida	3,826		6,298
California	3,872		4,974
Other	4,545		5,790
Total	13,716	0.62%	19,414	0.86%
Total real estate loans in active forbearance plans	$94,057	0.73%	$165,642	1.26%

The following table summarizes, as of December 31, 2020, the amortized cost of active forbearance plans according to the month during which the payment deferrals are currently scheduled to end. Forbearance plan term extensions are available, upon request, generally up to a total of 12 months of forbearance.

Month ending	Total
January 31, 2021	$40,788
February 28, 2021	16,806
March 31, 2021	23,725
April 30, 2021	6,483
May 31, 2021	3,235
June 30, 2021	3,020
Total active forbearance plans	$94,057

A COVID-19 forbearance plan is generally resolved through payment in full at termination of the forbearance; through a non-TDR repayment plan, where a portion of the forbearance is paid in addition to the original contractual payment over 12 months or less; or through a non-TDR capitalization, where the total of forborne payments are added to the principal balance of the account, either with or without an extension of the maturity date. If additional concessions are required beyond resolving the short-term forbearance, the account will be considered for further modification in a troubled debt restructuring. At December 31, 2020 and September 30, 2020, there were $1,907 and $1,609 of residential mortgages and $268 and $116 equity loans and lines of credit, respectively, in short-term repayment plans and $67,467 and $31,467 of residential mortgages and $5,448 and $0 equity loans and lines of credit, respectively, whose forbearance amounts were capitalized, subsequent to COVID-19 forbearance plans, that did not require TDR classification. The amortized cost of loan modifications eligible for TDR relief, including non-TDR forbearance plans, subsequent non-TDR repayment plans and non-TDR modifications, including capitalization, was $166,563 and $194,601 at December 31, 2020 and September 30, 2020, respectively. At December 31, 2020 and September 30, 2020, forbearance plans that have subsequently required further modification in a troubled debt restructuring total $2,331 and $1,306, respectively.

Real estate loans in COVID-19 forbearance plans and those that are subsequently placed in non-TDR short-term repayment plans are reported as current and accruing when they are current in accordance with their revised contractual terms and were less than 30 days past due as of the implementation date of the relief program, March 13, 2020, per the revised interagency statement, or not more than 30 days past due as of December 31, 2019 per the CARES Act. Otherwise, the delinquency and resulting accrual status of these loans are determined by the lowest number of days the loan was past due on either the two aforementioned measurement dates (March 13, 2020 or December 31, 2019) or, considering the loan's revised contractual terms, the current reporting date. The uncertain and potentially tumultuous impact of COVID-19 on the economic and housing markets, as well as the risk profiles of accounts in COVID-19 forbearance plans granted by the Company, were considered in the determination of the allowance for credit losses as of December 31, 2020, as described later in this footnote.
An aging analysis of the amortized cost in loan receivables that are past due at December 31, 2020 and September 30, 2020 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2020
Real estate loans:
Residential Core	$3,537	$2,629	$10,705	$16,871	$10,658,010	$10,674,881
Residential Home Today	1,100	833	2,284	4,217	67,550	71,767
Home equity loans and lines of credit	1,695	848	4,522	7,065	2,189,754	2,196,819
Construction	—	—	—	—	23,694	23,694
Total real estate loans	6,332	4,310	17,511	28,153	12,939,008	12,967,161
Other loans	—	—	—	—	2,637	2,637
Total	$6,332	$4,310	$17,511	$28,153	$12,941,645	$12,969,798

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2020
Real estate loans:
Residential Core	$4,543	$2,344	$9,958	$16,845	$10,774,323	$10,791,168
Residential Home Today	1,406	651	2,480	4,537	70,277	74,814
Home equity loans and lines of credit	1,521	1,064	4,260	6,845	2,252,155	2,259,000
Construction	—	—	—	—	22,436	22,436
Total real estate loans	7,470	4,059	16,698	28,227	13,119,191	13,147,418
Other loans	—	—	—	—	2,581	2,581
Total	$7,470	$4,059	$16,698	$28,227	$13,121,772	$13,149,999

At December 31, 2020, reported delinquencies above include $747, $357 and $885 of active COVID-19 forbearance plans and subsequent short-term repayment plans in 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. At September 30, 2020, reported delinquencies above include $1,125, $353 and $1,361 of active COVID-19 forbearance plans and subsequent short-term repayment plans in 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively.The remaining balance of active COVID-19 forbearance and subsequent short-term repayment plans are reported as current.
At December 31, 2020 and September 30, 2020, real estate loans include $5,537 and $6,479, respectively, of loans that were in the process of foreclosure. Pursuant to the CARES Act and extensions by the Federal Housing Administration, most foreclosure proceedings are deferred until March 31, 2021 or later.
Loans are placed in non-accrual status when they are contractually 90 days or more past due. The number of days past due is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment. Loans with a partial charge-off are placed in non-accrual and will remain in non-accrual status until, at a minimum, the loss is recovered. Loans restructured in TDRs that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Loans restructured in TDRs with a high debt-to-income ratio at the time of modification are placed in non-accrual status for a minimum of 12 months. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status.
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative or individual valuation allowance, primarily because they have already been collaterally reviewed and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. Balances are adjusted for deferred loan fees and expenses. There are no loans 90 or more days past due and still accruing at December 31, 2020 or September 30, 2020.

	December 31, 2020		September 30, 2020
	Non-accrual with No ACL	Total Non-accrual	Total Non-accrual
Real estate loans:
Residential Core	$26,707	$29,492	$31,823
Residential Home Today	9,400	9,891	10,372
Home equity loans and lines of credit	10,354	11,223	11,174
Total non-accrual loans	$46,461	$50,606	$53,369
At December 31, 2020 and September 30, 2020, respectively, the amortized cost in non-accrual loans includes $33,281 and $36,835 which are performing according to the terms of their agreement, of which $19,529 and $20,334 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
Interest on loans in accrual status is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income no later than 90 days past due and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $220 and $287 for the three months ended December 31, 2020 and December 31, 2019, respectively. At December 31, 2020 and September 30, 2020, the balance of accrued interest receivable includes $1,987 and $2,540 of unpaid interest on active COVID-19 forbearance plans, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a TDR that has not met minimum payment requirements, a loan with a partial charge-off, an equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. While the Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio, it could be affected by the duration and depth of the impact from COVID-19. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for mainly three or five years then resets annually, subject to various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial one, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $5,088,344 and $5,122,266 at December 31, 2020 and September 30, 2020, respectively.
Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At both December 31, 2020 and September 30, 2020, approximately 12% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona

Department of Insurance in 2011 and currently pays all claim payments at 76.5%. Appropriate adjustments have been made to the Company’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Company's owned residential portfolio covered by mortgage insurance provided by PMIC as of December 31, 2020 and September 30, 2020, respectively, was $18,800 and $20,649, of which $16,951 and $19,681 was current. The amount of loans in the Company's owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of December 31, 2020 and September 30, 2020, respectively, was $11,286 and $12,381, of which $10,611 and $12,381 was current. As of December 31, 2020, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claim payments in accordance with its contractual obligations and the Company has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
Loans held for sale include loans originated within the parameters of programs established by Fannie Mae, for sale to Fannie Mae, and loans originated for the held for investment portfolio that are later identified for sale. During the three months ended December 31, 2020 and December 31, 2019, reclassifications to the held for sale portfolio included only those loans that were either sold during the period or included in contracts pending settlement at the end of the period. At December 31, 2020 and September 30, 2020, respectively, mortgage loans held for sale totaled $111,288 and $36,871. During the three months ended December 31, 2020, the principal balance of loans sold was $293,497 (including $107,978 million in contracts pending settlement) compared to $208,517 of loans sold during the quarter ended December 31, 2019.
Home equity loans and lines of credit, which are comprised primarily of home equity lines of credit, represent a significant portion of the residential real estate portfolio and include monthly principal and interest payments throughout the entire term. Once the draw period on lines of credit has expired, the accounts are included in the home equity loan balance. The full credit exposure on home equity lines of credit is secured by the value of the collateral real estate at the time of origination.The impact of COVID-19 on employment, the general economy and, potentially, housing prices may adversely affect credit performance within the home equity loans and lines of credit portfolio.
The Company originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Company’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Company offers construction/permanent loans with fixed or adjustable-rates, and a current maximum loan-to-completed-appraised value ratio of 80%. The Company also has one loan outstanding to a non-profit organization for a multi-use building project.
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
For all classes of loans, a loan is considered collateral-dependent when, based on current information and events, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the collateral or foreclosure is probable. Factors considered in determining that a loan is collateral-dependent may include the deteriorating financial condition of the borrower indicated by missed or delinquent payments, a pending legal action, such as bankruptcy or foreclosure, or the absence of adequate security for the loan.
Charge-offs on residential mortgage loans, home equity loans and lines of credit and construction loans are recognized when triggering events, such as foreclosure actions, short sales, or deeds accepted in lieu of repayment, result in less than full repayment of the amortized cost in the loans.
Partial or full charge-offs are also recognized for the amount of credit losses on loans considered collateral-dependent when the borrower is experiencing financial difficulty as described by meeting the conditions below.

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
Collateral-dependent residential mortgage loans and construction loans are charged off to the extent the amortized cost in the loan, net of anticipated mortgage insurance claims, exceeds the fair value, less estimated costs to dispose of the underlying property. Management can determine if the loan is uncollectible for reasons such as foreclosures exceeding a reasonable time frame and recommend a full charge-off. Home equity loans or lines of credit are charged off to the extent the amortized cost in the loan plus the balance of any senior liens exceeds the fair value, less estimated costs to dispose of the underlying property, or management determines the collateral is not sufficient to satisfy the loan. A loan in any portfolio identified as collateral-dependent will continue to be reported as such until it is no longer considered collateral-dependent, is less than 30 days past due and does not have a prior charge-off. A loan in any portfolio that has a partial charge-off will continue to be individually evaluated for credit loss until, at a minimum, the loss has been recovered.
At December 31, 2020, individually evaluated loans that required an allowance were comprised only of loans evaluated for credit losses based on the present value of cash flows, such as performing TDRs, and, prior to October 1, 2020, loans with an indication of further deterioration in the fair value of the property not yet supported by a full review and collateral evaluation. All other individually evaluated loans received a charge-off, if applicable. At December 31, 2020 and September 30, 2020, respectively, allowances on individually reviewed loans evaluated for credit losses (IVAs) included those based on the present value of cash flows, such as performing TDRs, were $13,257 and $12,830, and allowances on loans with further deterioration in the fair value of the property not yet supported by a full review were $0 and $20.
Residential mortgage loans, home equity loans and lines of credit and construction loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for credit losses on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The credit loss evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the amortized costs over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other loans are not considered for restructuring.
Initial concessions granted for loans restructured as TDRs may include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also may occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company. The amortized cost in TDRs by category as of December 31, 2020 and September 30, 2020 is shown in the tables below.

December 31, 2020	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$31,378	$22,168	$14,967	$68,513
Residential Home Today	14,351	15,030	3,084	32,465
Home equity loans and lines of credit	30,148	3,059	2,204	35,411
Total	$75,877	$40,257	$20,255	$136,389

September 30, 2020	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$32,095	$22,689	$16,021	$70,805
Residential Home Today	15,023	15,315	3,113	33,451
Home equity loans and lines of credit	31,679	2,954	2,411	37,044
Total	$78,797	$40,958	$21,545	$141,300
TDRs may be restructured more than once. Among other requirements, a subsequent restructuring may be available for a borrower upon the expiration of temporary restructuring terms if the borrower is unable to resume contractually scheduled loan payments. If the borrower is experiencing an income curtailment that temporarily has reduced their capacity to repay, such as loss of employment, reduction of work hours, non-paid leave or short-term disability, a temporary restructuring is considered. If the borrower lacks the capacity to repay the loan at the current terms due to a permanent condition, a permanent restructuring is considered. In evaluating the need for a subsequent restructuring, the borrower’s ability to repay is generally assessed utilizing a debt to income and cash flow analysis.
For all loans restructured during the three months ended December 31, 2020 and December 31, 2019 (set forth in the tables below), the pre-restructured outstanding amortized cost was not materially different from the post-restructured outstanding amortized cost.
The following tables set forth the amortized cost in TDRs restructured during the periods presented.

	For the Three Months Ended December 31, 2020
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$2,100	$521	$234	$2,855
Residential Home Today	30	498	94	622
Home equity loans and lines of credit	145	266	50	461
Total	$2,275	$1,285	$378	$3,938

	For the Three Months Ended December 31, 2019
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$1,183	$1,771	$178	$3,132
Residential Home Today	306	765	38	1,109
Home equity loans and lines of credit	264	378	280	922
Total	$1,753	$2,914	$496	$5,163

The tables below summarize information about TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the periods presented.

	For the Three Months Ended December 31,
	2020		2019
TDRs That Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Residential Core	3	$353	11	$1,561
Residential Home Today	5	203	15	577
Home equity loans and lines of credit	3	122	7	503
Total	11	$678	33	$2,641

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Revolving loans reported at amortized cost include equity lines of credit currently in their draw period. Revolving loans converted to term are equity lines of credit that are in repayment. Equity loans and bridge loans are segregated by origination year. Loans, or the portions of loans, classified as loss are fully charged off in the period in which they are determined to be uncollectible; therefore they are not included in the following table. No Home Today loans are classified Special Mention. No construction loans are classified Substandard. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2021	2020	2019	2018	2017	Prior	Cost Basis	To Term	Total
December 31, 2020
Real estate loans:
Residential Core
Pass	$854,787	$2,165,577	$1,071,620	$1,177,397	$1,345,360	$4,016,240	$—	$—	$10,630,981
Special Mention	—	—	381	1,012	336	1,310	—	—	3,039
Substandard	—	1,050	1,333	2,394	2,177	33,907	—	—	40,861
Total Residential Core	854,787	2,166,627	1,073,334	1,180,803	1,347,873	4,051,457	—	—	10,674,881
Residential Home Today (1)
Pass	—	—	—	—	—	59,937	—	—	59,937
Substandard	—	—	—	—	—	11,830	—	—	11,830
Total Residential Home Today	—	—	—	—	—	71,767	—	—	71,767
Home equity loans and lines of credit
Pass	13,620	21,955	21,729	19,378	16,053	$9,112	1,876,247	202,696	2,180,790
Special Mention	—	—	509	358	—	30	676	740	2,313
Substandard	—	—	130	30	140	55	531	12,830	13,716
Total Home equity loans and lines of credit	13,620	21,955	22,368	19,766	16,193	9,197	1,877,454	216,266	2,196,819
Construction
Pass	941	21,624	129	—	—	—	—	—	22,694
Special Mention	1,000	—	—	—	—	—	—	—	1,000
Total Construction	1,941	21,624	129	—	—	—	—	—	23,694
Total real estate loans
Pass	869,348	2,209,156	1,093,478	1,196,775	1,361,413	4,085,289	1,876,247	202,696	12,894,402
Special Mention	1,000	—	890	1,370	336	1,340	676	740	6,352
Substandard	—	$1,050	$1,463	$2,424	$2,317	$45,792	$531	$12,830	$66,407
Total real estate loans	$870,348	$2,210,206	$1,095,831	$1,200,569	$1,364,066	$4,132,421	$1,877,454	$216,266	$12,967,161
(1) No new originations of Home Today loans since fiscal 2016.
The following tables provides the credit risk rating by portfolio as of the date presented.

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2020
Real estate loans:
Residential Core	$10,748,284	$3,535	$39,349	$—	$10,791,168
Residential Home Today	62,462	—	12,352	—	74,814
Home equity loans and lines of credit	2,241,434	3,057	14,509	—	2,259,000
Construction	22,436	—	—	—	22,436
Total real estate loans	$13,074,616	$6,592	$66,210	$—	$13,147,418

The home equity lines of credit converted from revolving to term loans during the three months ended December 31, 2020 totaled $8,068.
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
At December 31, 2020 and September 30, 2020, respectively, $89,249 and $92,439 of TDRs individually evaluated for credit loss have adequately performed under the terms of the restructuring and are classified as Pass loans. At December 31, 2020 and September 30, 2020, respectively, $3,039 and $3,535 of loans classified Special Mention are residential mortgage loans purchased which were current and performing at the time of purchase. These loans are designated Special Mention due to the absence of mortgage insurance coverage and potentially weaker repayment prospects when compared with the Company's originated residential Core portfolio.

Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At December 31, 2020 and September 30, 2020, no other loans were graded as non-performing.

The Company adopted the CECL allowance methodology as of October 1, 2020 using the modified retrospective approach, replacing the previous incurred loss methodology. The allowance for credit losses now represents the estimate of lifetime loss in our loan portfolio and unfunded loan commitments. An allowance is established using relevant available information, relating to past events, current conditions and supportable forecasts. The Company utilizes loan level regression models with forecasted economic data to derive the probability of default and loss given default factors. These factors are used to calculate the loan level credit loss over a 24-month period with an immediate reversion to historical mean loss rates for the remaining estimated life of the loans.

Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors are recognized when forecasted economic data used in the model differs from management's view or contains significant unobservable changes within a short period, particularly when those changes are directionally positive. Identifiable model limitations may also lead to qualitative adjustments. For the three months ended December 31, 2020, a qualitative adjustment was made to the allowance for credit losses to align forecasted model results with management's view of the future. The published economic forecasts were more optimistic than management felt was appropriate due to the continued uncertainty in the economy related to the COVID-19 pandemic. A qualitative adjustment was also made to reflect the expected recovery of loan amounts previously charged off, beyond what the model is able to project, This adjustment resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. Adjustments are evaluated quarterly based on current facts and circumstances.

Activity in the allowance for credit losses by portfolio segment is summarized as follows. See Note 11. LOAN COMMITMENTS AND CONTINGENT LIABILITIES for further details on the allowance for unfunded commitments.

	For the Three Months Ended December 31, 2020
	Beginning Balance	Adoption of ASU 2016-13	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$22,381	$23,927	$(356)	$(61)	$460	$46,351
Residential Home Today	5,654	(5,217)	(1,319)	(109)	423	(568)
Home equity loans and lines of credit	18,898	5,258	(949)	(684)	1,229	23,752
Construction	4	127	624	—	—	755
Total real estate loans	$46,937	$24,095	$(2,000)	$(854)	$2,112	$70,290
Total Unfunded Loan Commitments (1)	$—	$22,052	$—	$—	$—	$22,052
Total Allowance for Credit Losses	$46,937	$46,147	$(2,000)	$(854)	$2,112	$92,342
(1) Total allowance for unfunded loan commitments is recorded in other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION (unaudited) and primarily relates to undrawn home equity lines of credit.

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

The recorded investment in total real estate loans and an analysis of the allowance for loan losses at September 30, 2020 is summarized in the following table, under previously applicable GAAP. The table provides details of the recorded balances and the allowance for loan losses according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans collectively. Balances of recorded investments are adjusted for deferred loan fees and expenses and any applicable loans-in-process. Other loans are all collectively reviewed and do not require an allowance.

September 30, 2020	Recorded Investment			Allowance for Loan Loss
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$79,200	$10,711,968	$10,791,168	$6,963	$15,418	$22,381
Residential Home Today	34,261	40,553	74,814	2,085	3,569	5,654
Home equity loans and lines of credit	41,756	2,217,244	2,259,000	3,802	15,096	18,898
Construction	—	22,436	22,436	—	4	4
Total real estate loans	$155,217	$12,992,201	$13,147,418	$12,850	$34,087	$46,937

The recorded investment, unpaid principal balance, related allowance, average recorded investment over the fiscal year and income recognized over the fiscal year for impaired loans, including those reported as TDRs, as of September 30, 2020, are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees and expenses.

September 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment (YTD)	Interest Income Recognized (YTD)
With no related IVA recorded:
Residential Core	$41,164	$53,957	$—	$42,643	$1,405
Residential Home Today	11,963	30,603	—	12,364	204
Home equity loans and lines of credit	13,989	18,617	—	16,259	321
Total	$67,116	$103,177	$—	$71,266	$1,930
With an IVA recorded:
Residential Core	$38,036	$38,103	$6,963	$40,492	$1,172
Residential Home Today	22,298	22,272	2,085	23,247	1,086
Home equity loans and lines of credit	27,767	27,809	3,802	27,842	663
Total	$88,101	$88,184	$12,850	$91,581	$2,921
Total impaired loans:
Residential Core	$79,200	$92,060	$6,963	$83,135	$2,577
Residential Home Today	34,261	52,875	2,085	35,611	1,290
Home equity loans and lines of credit	41,756	46,426	3,802	44,101	984
Total	$155,217	$191,361	$12,850	$162,847	$4,851

5.DEPOSITS
Deposit account balances are summarized as follows:

	December 31, 2020	September 30, 2020
Checking accounts	$1,060,858	$996,682
Savings accounts, excluding money market accounts	1,146,035	1,106,243
Money market accounts	555,681	520,422
Certificates of deposit	6,425,273	6,599,139
	9,187,847	9,222,486
Accrued interest	2,753	3,068
Total deposits	$9,190,600	$9,225,554
Brokered certificates of deposit (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $530,431 at December 31, 2020 and $553,860 at September 30, 2020. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at December 31, 2020 and September 30, 2020, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
Federal Home Loan Bank borrowings at December 31, 2020 are summarized in the table below. The amount and weighted average rates of certain FHLB Advances maturing in 12 months or less reflect the net impact of deferred penalties discussed below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$2,900,395	0.25%
13 to 24 months	1,081	0.99%
25 to 36 months	150,000	1.79%
37 to 48 months	325,000	1.66%
49 to 60 months	50,000	1.66%
Over 60 months	16,950	1.68%
Total FHLB Advances	3,443,426	0.48%
Accrued interest	1,572
Total	$3,444,998
For the three month periods ending December 31, 2020 and December 31, 2019 net interest expense related to Federal Home Loan Bank short-term borrowings was $13,124 and $14,295, respectively.
Through the use of interest rate swaps discussed in Note 13. DERIVATIVE INSTRUMENTS, $2,900,000 of FHLB advances included in the table above as maturing in 12 months or less, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

	Amount	Swap Adjusted Weighted Average Rate
Effective maturity:
12 months or less	$550,000	1.27%
13 to 24 months	875,000	1.94%
25 to 36 months	75,000	2.33%
37 to 48 months	350,000	1.43%
49 to 60 months	550,000	1.84%
Over 60 months	500,000	2.13%
Total FHLB Advances under swap contracts	$2,900,000	1.77%
During fiscal year 2020, $115,000 of FHLB advances and $100,000 of swap contracts related to those advances, with original maturity dates in fiscal 2023, were terminated, resulting in the immediate recognition of $8,905 of interest expense and prepayment related fees. The weighted average interest rate, including the impact of the swap contracts, on those advances repaid was 2.92%.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	December 31, 2020				December 31, 2019
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$4,694	$(114,306)	$(22,353)	$(131,965)	$(2,165)	$(44,915)	$(22,299)	$(69,379)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $526 and $5,022	(1,373)	2,445	—	1,072	2,923	15,972	—	18,895
Amounts reclassified, net of tax expense (benefit) of $2,493 and $(84)	—	8,854	466	9,320	—	(767)	452	(315)
Other comprehensive income (loss)	(1,373)	11,299	466	10,392	2,923	15,205	452	18,580
Balance at end of period	$3,321	$(103,007)	$(21,887)	$(121,573)	$758	$(29,710)	$(21,847)	$(50,799)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended December 31,		Line Item in the Consolidated Statements of Income
	2020	2019
Cash flow hedges:
Interest (income) expense	$11,208	$(971)	Interest expense
Net income tax effect	(2,354)	204	Income tax expense
Net of income tax expense (benefit)	8,854	(767)

Amortization of defined benefit plan:
Actuarial loss	605	572	(a)
Net income tax effect	(139)	(120)	Income tax expense
Net of income tax expense (benefit)	466	452

Total reclassifications for the period	$9,320	$(315)

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
The Company’s combined federal and state effective income tax rate was 18.0% and 19.4% for the three months ended December 31, 2020 and December 31, 2019, respectively. The decrease in the effective tax rate is primarily due to an increase in permanent tax benefits from BOLI contracts, as $70,000 of additional premiums were placed during the three months ended December 31, 2020. Additionally, there was an increase in excess tax benefits associated with equity compensation during the three months ended December 31, 2020 compared to the three months ended December 31, 2019.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit (LIHTC). The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three months ended December 31, 2020 and December 31, 2019.
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
The components of net periodic cost recognized in other non-interest expense in the UNAUDITED CONSOLIDATED STATEMENTS OF INCOME are as follows:

	Three Months Ended
	December 31,
	2020	2019
Interest cost	$609	$699
Expected return on plan assets	(1,176)	(1,163)
Amortization of net loss	605	572
Net periodic cost	$38	$108
There were no required minimum employer contributions during the three months ended December 31, 2020. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2021.
10.    EQUITY INCENTIVE PLAN
In December 2020, 433,850 restricted stock units were granted to certain directors, officers and managers of the Company and 59,900 performance share units were granted to certain officers of the Company. During the three months ended December 31, 2020, there were 8,064 performance shares earned and added to those granted in December 2018, according to the targeted performance formula.The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.

The following table presents share-based compensation expense recognized during the periods presented.

	Three Months Ended December 31,
	2020	2019
Stock option expense	$68	$188
Restricted stock units expense	1,230	860
Performance share units expense	268	$141
Total stock-based compensation expense	$1,566	$1,189
At December 31, 2020, 3,290,100 shares were subject to options, with a weighted average exercise price of $14.35 per share and a weighted average grant date fair value of $2.60 per share. At December 31, 2020, 538,550 restricted stock units and 184,264 performance share units with a weighted average grant date fair value of $17.59 and $17.45 per unit, respectively, are unvested. Expected future compensation expense relating to the 1,304,298 restricted stock units and 184,264 performance share units outstanding as of December 31, 2020 is $7,975 over a weighted average period of 2.5 years and $1,617 over a weighted average period of 1.9 years, respectively. Each unit is equivalent to one share of common stock.
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
Off-balance sheet commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in the CONSOLIDATED STATEMENTS OF CONDITION. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. The Company generally uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance related to off-balance sheet commitments is recorded in other liabilities in the CONSOLIDATED STATEMENTS OF CONDITION. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES for discussion on credit loss methodology. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Company since the time the commitment was made.
At December 31, 2020, the Company had commitments to originate loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$471,354	$1,800
Adjustable-rate mortgage loans	275,119	1,074
Equity loans and lines of credit	249,660	2,545
Total	$996,133	$5,419
At December 31, 2020, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Equity lines of credit	$2,632,033	$16,234
Construction loans	29,691	399
Total	$2,661,724	$16,633
At December 31, 2020, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $2,648,208.
At December 31, 2020 and September 30, 2020, the Company had $107,978 and $36,078, respectively, in commitments to securitize and sell mortgage loans.

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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At December 31, 2020 and September 30, 2020, respectively, there were $107,978 and $36,078 of loans held for sale, all of which were current, with unpaid principal balances of $102,817 and $34,179, subject to pending agency contracts for which the fair value option was elected. Included in the net gain on the sale of loans is $6,647 and $0 for the three months ending December 31, 2020 and December 31, 2019, respectively, related to the changes during the period in fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2020 and September 30, 2020, respectively, this includes $447,609 and $453,438 of investments in U.S. government obligations including highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At December 31, 2020 and September 30, 2020, there were $107,978 and $36,078, respectively, of loans held for sale measured at fair value and $3,310 and $793, respectively, of loans held for sale carried at cost. Interest income on mortgage loans held for sale is recorded in interest income on loans.
Collateral-dependent Loans—Collateral-dependent loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated using a fair value measurement, such as the fair value of the underlying collateral. Credit loss is measured using a market approach based on the fair value of the collateral, less estimated costs to dispose, for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment. These conditions are described more fully in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES. To calculate the credit loss of collateral-dependent loans, the fair market values of the collateral, estimated using exterior appraisals in the majority of instances, are reduced by calculated estimated costs to dispose, derived from historical experience and recent market conditions. Any indicated credit loss is recognized by a charge to the allowance for credit losses. Subsequent increases in collateral values or principal pay downs on loans with recognized credit loss could result in an collateral-dependent loan being carried below its fair value. When no credit loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. The amortized cost of loans individually evaluated for credit loss based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The range and weighted average impact of estimated costs to dispose on fair values is determined at the time of credit loss or when additional credit loss is recognized and is included in quantitative information about significant unobservable inputs later in this note.
Loans held for investment that have been restructured in TDRs, are performing according to the restructured terms of the loan agreement and not evaluated based on collateral are individually evaluated for credit loss using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At December 31, 2020 and September 30, 2020, respectively, this included $90,790 and $94,495 in amortized cost of TDRs with related allowances for loss of $13,257 and $12,830.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at December 31, 2020 and September 30, 2020 were $102 and $185, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2020 and September 30, 2020, these adjustments were not significant to reported fair values. At December 31, 2020 and September 30, 2020, respectively, $116 and $213 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values, less estimated costs to dispose of these properties. Real estate owned, included in Other assets in the CONSOLIDATED STATEMENTS OF CONDITION, includes estimated costs to dispose of $14 and $28 related to properties measured at fair value and no properties carried at their original or adjusted cost basis at December 31, 2020 and September 30, 2020.
Derivatives—Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio, forward commitments on contracts to deliver mortgage loans and interest rate swaps designated as cash flow hedges. Derivatives not designated as cash flow hedges are reported at fair value in Other assets or Other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION with changes in value recorded in current earnings. Derivatives qualifying as cash flow hedges are settled daily, bringing the fair value to $0. Refer to Note 13. DERIVATIVE INSTRUMENTS for additional information on cash flow hedges. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. The range and weighted average impact of the closure rate is included in quantitative information about significant unobservable inputs later in this note. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Forward commitments on contracts to deliver mortgage loans are included in Level 2 of the hierarchy.
Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at December 31, 2020 and September 30, 2020 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$441,501	$—	$441,501	$—
Fannie Mae certificates	6,108	—	6,108	—
Mortgage loans held for sale	107,978	—	107,978	—
Derivatives:
Interest rate lock commitments	1,231	—	—	1,231
Total	$556,818	$—	$555,587	$1,231

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$209	$—	$209	$—
Total	$209	$—	$209	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMIC's	$447,203	$—	$447,203	$—
Fannie Mae certificates	6,235	—	6,235	—
Mortgage loans held for sale	36,078	—	36,078	—
Derivatives:
Interest rate lock commitments	1,194	—	—	1,194
Total	$490,710	$—	$489,516	$1,194

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$134	$—	$134	$—
Total	$134	$—	$134	$—
The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended December 31,
	2020	2019
Beginning balance	$1,194	$44
Gain during the period due to changes in fair value:
Included in other non-interest income	37	10
Ending balance	$1,231	$54
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$1,231	$54
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$61,930	$—	$—	$61,930
Real estate owned(1)	116	—	—	116
Total	$62,046	$—	$—	$62,046
(1)Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$60,702	$—	$—	$60,702
Real estate owned(1)	213	—	—	213
Total	$60,915	$—	$—	$60,915
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

	Fair Value
	December 31, 2020	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$61,930	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	34%	5.6%

Interest rate lock commitments	$1,231	Quoted Secondary Market pricing	Closure rate	0	-	100%	76.3%

	Fair Value
	September 30, 2020	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$60,702	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	34%	6.0%

Interest rate lock commitments	$1,194	Quoted Secondary Market pricing	Closure rate	0	-	100%	69.7%
The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	December 31, 2020
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$29,512	$29,512	$29,512	$—	$—
Interest earning cash equivalents	470,408	470,408	470,408	—	—
Investment securities available for sale	447,609	447,609	—	447,609	—
Mortgage loans held for sale	111,288	111,471	—	111,471	—
Loans, net:
Mortgage loans held for investment	12,896,871	13,126,758	—	—	13,126,758
Other loans	2,637	2,637	—	—	2,637
Federal Home Loan Bank stock	136,793	136,793	N/A	—	—
Accrued interest receivable	34,840	34,840	—	34,840	—
Cash collateral received from or held by counterparty	36,861	36,861	36,861	—	—
Derivatives	1,231	1,231	—	—	1,231
Liabilities:
Checking and passbook accounts	2,762,574	2,762,574	—	2,762,574	—
Certificates of deposit	6,428,026	6,564,037	—	6,564,037	—
Borrowed funds	3,444,998	3,471,188	—	3,471,188	—
Borrowers’ advances for insurance and taxes	142,248	142,248	—	142,248	—
Principal, interest and escrow owed on loans serviced	50,866	50,866	—	50,866	—
Derivatives	209	209	—	209	—

	September 30, 2020
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$25,270	$25,270	$25,270	$—	$—
Interest earning cash equivalents	472,763	472,763	472,763	—	—
Investment securities available for sale	453,438	453,438	—	453,438	—
Mortgage loans held for sale	36,871	36,926	—	36,926	—
Loans, net:
Mortgage loans held for investment	13,100,481	13,299,261	—	—	13,299,261
Other loans	2,581	2,594	—	—	2,594
Federal Home Loan Bank stock	136,793	136,793	N/A	—	—
Accrued interest receivable	36,634	36,634	—	36,634	—
Cash collateral received from or held by counterparty	41,824	41,824	41,824	—	—
Derivatives	1,194	1,194	—	—	1,194
Liabilities:
Checking and passbook accounts	$2,623,347	$2,623,347	$—	$2,623,347	$—
Certificates of deposit	6,602,207	6,739,561	—	6,739,561	—
Borrowed funds	3,521,745	3,550,120	—	3,550,120	—
Borrowers’ advances for insurance and taxes	111,536	111,536	—	111,536	—
Principal, interest and escrow owed on loans serviced	45,895	45,895	—	45,895	—
Derivatives	134	134	—	134	—

Presented below is a discussion of the valuation techniques and inputs used by the Company to estimate fair value.

Cash and Due from Banks, Interest Earning Cash Equivalents, Cash Collateral Received from or Held by Counterparty— The carrying amount is a reasonable estimate of fair value.
Investment Securities Available for Sale— Estimated fair value for investment and mortgage-backed securities is based on quoted market prices, when available. If quoted prices are not available, management will use as part of their estimation process fair values which are obtained from third party independent nationally recognized pricing services using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.
Mortgage Loans Held for Sale— Fair value of mortgage loans held for sale is based on quoted secondary market pricing for loan portfolios with similar characteristics.
Loans— For mortgage loans held for investment and other loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. The use of current rates to discount cash flows reflects current market expectations with respect to credit exposure. Collateral-dependent loans are measured at the lower of cost or fair value as described earlier in this footnote.
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
13.    DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At December 31, 2020 and September 30, 2020, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 2.8 years and 3.0 years and weighted average fixed-rate interest payments of 1.77% and 1.76%, respectively.
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at December 31, 2020.
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

	December 31, 2020		September 30, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Liabilities	$2,900,000	$—	$2,975,000	$—
Total cash flow hedges: Interest rate swaps	$2,900,000	$—	$2,975,000	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$23,966	$1,231	$21,755	$1,194
Forward Commitments for the sale of mortgage loans
Other Liabilities	102,817	(209)	34,179	(134)
Total derivatives not designated as hedging instruments	$126,783	$1,022	$55,934	$1,060

The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

		Three Months Ended
	Location of Gain or (Loss)	December 31,
	Recognized in Income	2020	2019
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$3,371	$20,218
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	(11,208)	971

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$37	$10
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	(209)	—

The Company estimates that $43,711 of the amounts reported in AOCI will be reclassified as a debit to interest expense during the twelve months ending December 31, 2021.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. At December 31, 2020 and September 30, 2020, there was $36,861 and $41,824, respectively, included in other assets related to initial margin requirements held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. As of October 16th, 2020, the price alignment interest (PAI) is discounted based on the US Secured Overnight Rate (SOFR), replacing the Federal Funds Rate. At transition, the Company received three basis swaps which were concurrently sold as part of a mandatory re-hedging process with no material impact to net income. This change in the price alignment interest discount is part of an initiative to establish a more risk-free rate.

14.    RECENT ACCOUNTING PRONOUNCEMENTS

Adopted during the three months ended December 31, 2020
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the existing incurred loss impairment methodology with a methodology that reflects the expected credit losses for the remaining life of the asset. The FASB has also issued additional ASU's to clarify the scope and provide additional guidance for ASU 2016-13. The amendments expand disclosures of credit quality indicators, requiring disaggregation by year of origination (vintage). Additionally, credit losses on available for sale debt securities will be recognized as an allowance rather than a write-down, with reversals permitted as credit loss estimates decline.
The Company adopted ASU 2016-13 and all related amendments on October 1, 2020 using the modified-retrospective approach. Results for reporting periods beginning after October 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption of the amendments resulted in a cumulative-effect reduction to opening retained earnings of $35,763, net of income taxes, resulting from a pretax increase to the allowance for credit losses on loans, including the liability for unfunded commitments, of $46,147. A 24-month reasonable and supportable period using economic forecasts is used with immediate reversion to the historical mean loss rates to derive loss estimates on loans and off-balance sheet credit exposures. ASC 326 also made changes to the accounting for available-for-sale debt securities, by requiring credit losses be presented as an allowance rather than as a write-down when management does not intend to sell or believe that it is more likely than not they will be required to sell the securities. The adoption did not have a material impact on available-for-sale securities, which are composed of agency-backed mortgage securities. Additionally, the Association elected the option to phase-in, over a five-year period, the initial impact of this standard's update on regulatory capital as permitted by the regulatory transition rules. Refer to NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES, for additional disclosures required by ASC 326.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update add, remove and modify the disclosure requirements on fair value measurements in Topic 820. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this Update. The Company adopted the amendments effective October 1, 2020. The Update did not have a material impact on the Company's consolidated financial statements or disclosures.
In August 2018, the FASB issued ASU 2018-15, Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. Current U.S. GAAP does not specifically address the accounting for implementation costs of a hosting arrangement that is a service contract. Accordingly, the amendments in this Update improve current U.S. GAAP because they clarify and align the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The Company adopted the amendments effective October 1, 2020. The Update did not have a material impact on the Company's consolidated financial statements or disclosures.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) - Scope. The amendments clarify the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. The Company has elected to apply the amendments on a full retrospective basis as of March 12, 2020, which is when the Company adopted ASU 2020-04, Reference Rate Reform (Topic 848). The amendments did not have a material impact on the Company's consolidated financial statements or disclosures.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include, among other things:
●	statements of our goals, intentions and expectations;
●	statements regarding our business plans and prospects and growth and operating strategies;
●	statements concerning trends in our provision for credit losses and charge-offs on loans and off-balance sheet exposures;
●	statements regarding the trends in factors affecting our financial condition and results of operations, including asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

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
●
the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets, and changes in estimates of the allowance for credit losses;

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
●
changes in our organization, or compensation and benefit plans and changes in expense trends (including, but not limited to trends affecting non-performing assets, charge-offs and provisions for credit losses);

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

        Because of these and other uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law. Please see Part II Other Information Item 1A. Risk Factors for a discussion of certain risks related to our business.

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
•Branches are open and most have returned to normal operating business hours. Some branches have reduced weekend lobby hours for enhanced safety. We have expanded mobile banking deposit features, including mobile deposit limits.
•We continue to support our associates and their families by providing a one-time after tax bonus of $1,500 in December 2020.
•All associates working at branches and operations center are safely distanced and working in contained areas for safety. Onsite associates have received additional benefits to recognize their commitment to the organization and our customers.
•Through December 31, 2020, there were 2,096 customers, representing $276.2 million of loans, who have been helped by COVID-19 related forbearance plans. As a result of payoffs and customer resolutions, there were 665 customers, representing $94.1 million of loans, or 0.73% of total loans, remaining in COVID-19 forbearance plans as of December 31, 2020.
•We continue to support recovery in the community as Third Federal Foundation made a commitment to provide a $1.1 million lead gift to University Settlement to support a new $20 million development in the North Broadway neighborhood near our headquarters that will offer more than 80 new units of affordable housing.
•Continuation of strong credit quality and capital levels to support potential loan performance issues and our commitment to paying an attractive dividend.
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
Levels of Regulatory Capital
At December 31, 2020, the Company’s Tier 1 (leverage) capital totaled $1.78 billion, or 12.15% of net average assets and 22.25% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.52 billion, or 10.37% of net average assets and 19.01% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Three Months Ended December 31, 2020		For the Three Months Ended December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$368,034	32.8%	$303,720	40.5%
Fixed-rate production:
Terms less than or equal to 10 years	203,121	18.1%	63,068	8.4%
Terms greater than 10 years	550,697	49.1%	383,795	51.1%
Total fixed-rate production	753,818	67.2%	446,863	59.5%
Total First Mortgage Loan Originations	$1,121,852	100.0%	$750,583	100.0%

	December 31, 2020		September 30, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of Residential Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$5,088,344	47.4%	$5,122,266	47.2%
Fixed-rate:
Terms less than or equal to 10 years	1,357,059	12.6%	1,284,605	11.8%
Terms greater than 10 years	4,284,886	40.0%	4,443,140	41.0%
Total fixed-rate	5,641,945	52.6%	5,727,745	52.8%
Total Residential Mortgage Loans Held For Investment	$10,730,289	100.0%	$10,850,011	100.0%
The following table sets forth the balances as of December 31, 2020 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2021	$361,855
2022	725,170
2023	638,203
2024	414,106
2025	1,653,765
2026	1,295,245
Total	$5,088,344
At December 31, 2020 and September 30, 2020, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $111.3 million and $36.9 million, respectively.

Loan Portfolio Yield
    The following tables set forth the balance and interest yield as of December 31, 2020 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	December 31, 2020
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,357,059	10.5%	2.91%
Terms greater than 10 years	4,284,886	33.1%	3.80%
Total Fixed-Rate loans	5,641,945	43.6%	3.58%

ARMs	5,088,344	39.2%	2.95%
Home Equity Loans and Lines of Credit	2,170,596	16.8%	2.54%
Construction and Other Loans	56,466	0.4%	3.46%
Total Loans Receivable	$12,957,351	100.0%	3.16%

	December 31, 2020
	Balance	Fixed Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$5,934,786	$4,168,266	45.8%	3.48%
Florida	1,853,165	731,294	14.3%	3.24%
Other	2,942,338	742,385	22.7%	2.90%
Total Residential Mortgage Loans	10,730,289	5,641,945	82.8%	3.28%
Home Equity Loans and Lines of Credit
Ohio	638,210	39,728	4.9%	2.59%
Florida	428,972	29,579	3.3%	2.55%
California	327,376	16,122	2.6%	2.57%
Other	776,038	14,270	6.0%	2.48%
Total Home Equity Loans and Lines of Credit	2,170,596	99,699	16.8%	2.54%
Construction and Other Loans	56,466	56,466	0.4%	3.46%
Total Loans Receivable	$12,957,351	$5,798,110	100.0%	3.16%

Marketing Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate, which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. At December 31, 2020, the principal balance of home equity lines of credit totaled $1.88 billion. Our home equity lending is discussed in the Allowance for Credit Losses section of the Critical Accounting Policies that follows this Overview.
Extending the Duration of Funding Sources
As a complement to our strategies to shorten the duration of our interest earning assets, as described above, we also seek to lengthen the duration of our interest bearing funding sources. These efforts include monitoring the relative costs of alternative funding sources such as retail deposits, brokered certificates of deposit, longer-term (e.g. four to six years) fixed-rate advances from the FHLB of Cincinnati, and shorter-term (e.g. three months) advances from the FHLB of Cincinnati, the durations of which are extended by correlated interest rate exchange contracts. Each funding alternative is monitored and evaluated based on its effective interest payment rate, options exercisable by the creditor (early withdrawal, right to call, etc.), and collateral requirements. The interest payment rate is a function of market influences that are specific to the nuances and market competitiveness/breadth of each funding source. Generally, early withdrawal options are available to our retail CD customers but not to holders of brokered CDs; issuer call options are not provided on our advances from the FHLB of Cincinnati; and we are not subject to early termination options with respect to our interest rate exchange contracts. Additionally, collateral pledges are not provided with respect to our retail CDs or our brokered CDs, but are required for our advances from the FHLB of Cincinnati as well as for our interest rate exchange contracts. As a result of increased available cash from loan sales beginning in fiscal 2020, as discussed below, we have also effectively extended the duration of funding sources by reducing the levels of our short-term and total funding. We will continue to evaluate the structure of our funding sources based on current needs.
During the three months ended December 31, 2020, the balance of deposits decreased $35.0 million, which included a $23.5 million decrease in the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization). Additionally, during the three months ended December 31, 2020, we decreased total FHLB of Cincinnati advances bv $76.7 million, including a $75.0 million decrease in 90 day advances, which were in place to support interest rate swap contracts that matured during the quarter. The balance of our advances from the FHLB of Cincinnati at December 31, 2020 consist solely of term advances from the FHLB of Cincinnati; and shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately four to seven years at inception. There are no remaining short-term advances not associated with interest rate swap contracts. Interest rate swaps are discussed later in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. Prior to fiscal 2010, this strategy was used to a greater extent to manage our interest rate risk, but it remains a tool available to us. The sales of first mortgage loans increased significantly during fiscal 2020 and continued into fiscal 2021, due to an increase in the number of fixed-rate refinances. At December 31, 2020, we serviced $2.09 billion of loans for others, of which $799.4 million was sold in the secondary market prior to fiscal 2010. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part I, Item 2. under the heading Liquidity and Capital Resources, and in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, or an extended period of a flat or inverted yield curve market persist, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. Continuous analysis and evaluation updates will be important as we monitor the impact to our borrowers as a result of the COVID-19 global pandemic. At December 31, 2020, 89% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. Per the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, the COVID-19 related forbearance plans will not generally affect the delinquency status of the loan and therefore will not undergo a specific review. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy are classified as TDRs. At December 31, 2020, $17.4 million of loans in Chapter 7 bankruptcy status with no other modification to terms were included in total TDRs. At December 31, 2020, the amortized cost in non-accrual status loans included $19.5 million of performing loans in Chapter 7 bankruptcy status, of which $19.1 million were also reported as TDRs.
In an effort to limit our credit risk exposure and improve the credit performance of new customers, since 2009, we have tightened our credit criteria in evaluating a borrower's ability to successfully fulfill its repayment obligation, revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums and eliminated certain product features (such as interest-only and loans above certain LTV ratios). We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current fiscal year, the average credit score was 780, and the average LTV was 60%. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflects the higher credit standards to which we have subjected all new originations. As of December 31, 2020, loans originated prior to 2009 had a balance of $573.0 million, of which $15.1 million, or 2.6%, were delinquent, while loans originated in 2009 and after had a balance of $12.51 billion, of which $12.7 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At December 31, 2020, approximately 55.2% and 17.3% of the combined total of our Residential Core and construction loans held for investment and approximately 29.4% and 19.8% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and home equity loan originations for the three months ended December 31, 2020, 27.1% are secured by properties in states other than Ohio or Florida.

Our residential Home Today loans are another area of credit risk concern as the majority of these loans were originated under less stringent underwriting and credit standards than our Residential Core portfolio. Although we no longer originate loans under this program and the principal balance in these loans had declined to $72.1 million at December 31, 2020, and constituted only 0.6% of our total “held for investment” loan portfolio balance, they comprised 13.0% and 15.0% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At December 31, 2020, approximately 95.5% and 4.4% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At December 31, 2020, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 6.0% and 3.3%, respectively. We attempted to manage our Home Today credit risk by requiring private mortgage insurance for some loans. At December 31, 2020, 12.0% of Home Today loans included private mortgage insurance coverage. From a peak amortized cost of $306.6 million at December 31, 2007, the total amortized cost of the Home Today portfolio has declined to $71.8 million at December 31, 2020. Since the vast majority of Home Today loans were originated prior to March 2009 and we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. As part of our adoption of CECL on October 1, 2020, which includes a lifetime view of expected losses, our allowance for credit losses for the Home Today portfolio is reduced by expected future recoveries of loan amounts previously charged off. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, we have offered Fannie Mae eligible, Home Ready loans since fiscal 2016. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At December 31, 2020, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.37%. The Association's Tier 1 (leverage) capital ratio is lower at December 31, 2020 than its ratio at September 30, 2020, which was 10.39%, due primarily to a $55 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2020 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 38 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At December 31, 2020, deposits totaled $9.19 billion (including $530.4 million of brokered CDs), while borrowings totaled $3.44 billion and borrowers’ advances and servicing escrows totaled $193.1 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At December 31, 2020, these collateral pledge support arrangements provided the Association with the ability to borrow a maximum of $7.5 billion from the FHLB of Cincinnati and $334.0 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the balance outstanding at December 31, 2020 was $4.08 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $178.7 million. Third, we have the ability to purchase overnight Fed Funds up to $200 million through various arrangements with other institutions. Fourth, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At December 31, 2020, our investment securities portfolio totaled $447.6 million. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2020 and 2019, cash flows from operations provided $24.2 million and $29.4 million, respectively.

First mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more, and Home Ready) originated under Fannie Mae compliant procedures are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures, which are not eligible for sale to Fannie Mae. For loans that are not originated under Fannie Mae procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors. Refer to the Liquidity and Capital Resources section of the Overview for information on loan sales.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.41% for the three months ended December 31, 2020 and 1.30% for the three months ended December 31, 2019. As of December 31, 2020, our average assets per full-time employee and our average deposits per full-time employee were $14.7 million and $9.3 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average of deposits (exclusive of brokered CDs) held at our branch offices ($234.1 million per branch office as of December 31, 2020) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

Critical Accounting Policies and Use of Significant Estimates
Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially give rise to materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are our policies with respect to our allowance for credit losses, income taxes and pension benefits.
Allowance for Credit Losses. We provide for credit losses based on a life of loan methodology. Accordingly, all credit losses are charged to, and all recoveries are credited to, the related allowance. Additions to the allowance for credit losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and off-balance sheet exposures and make provisions (or releases) for losses in order to maintain the allowance for credit losses in accordance with U.S. GAAP. The Company adopted CECL guidance ASC Topic 326: Financial Instruments - Credit Losses on October 1, 2020. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for further discussion on CECL methodology. Our allowance for credit losses consists of three components:
(1)individual valuation allowances (IVAs) established for any loans dependent on cash flows, such as performing TDRs, and on loans individually reviewed that represents further deterioration in the fair value of the collateral not yet identified as uncollectible;
(2)general valuation allowances (GVAs) for loans, which are comprised of quantitative GVAs, which are general allowances for credit losses for each loan type based on historical loan loss experience and qualitative GVAs, which are adjustments to the quantitative GVAs, maintained to cover uncertainties that affect our estimate of probable losses for each loan type; and
(3)GVAs for off-balance sheet credit exposures, which are comprised of expected lifetime losses on unfunded loan commitments to extend credit where the obligations are not unconditionally cancellable.
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
•management's view of changes in national, regional, and local economic and business conditions and trends including treasury yields, housing market factors and trends, such as the status of loans in foreclosure, real estate in judgment and real estate owned, and unemployment statistics and trends and how it aligns with economic modeling forecasts;
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
•changes in the value of the underlying collateral including asset disposition loss statistics (both current and historical) and the trending of those statistics, and additional charge-offs and recoveries on individually reviewed loans;
•existence of any concentrations of credit;
•effect of other external factors such as the COVID-19 pandemic, competition, market interest rate changes or legal and regulatory requirements including market conditions and regulatory directives that impact the entire financial services industry; and
•limitations within our models to predict life of loan net losses.
As of December 31, 2020 some of our borrowers have experienced unemployment or reduced income as a result of the COVID-19 global pandemic and have requested some type of loan payment forbearance. We began offering short-term forbearance plans to borrowers affected by COVID-19 on March 13, 2020. These forbearance plans totaled $94.1 million, or 0.73% of total loans receivable, at December 31, 2020, of which $80.3 million were related to first mortgage loans and $13.7 million were related to home equity loans and lines of credit. Although we are not currently receiving payments on loans in active COVID-19 forbearance plans, the majority of these accounts are reported as current and accruing and are not currently included in the amortized cost of TDRs as the Company has elected to apply the temporary suspension of TDR requirements provided by the revised interagency statement and the CARES Act for eligible loan modifications. Further details about active COVID-19 forbearance plans and post-forbearance loan workouts can be found in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At December 31, 2020, the balance of such individual valuation allowances was $13.3 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we capture this exposure as a component of our qualitative GVA evaluation as the estimated change in the present value of cash flows on restructurings expected to subsequently restructure based on historical activity.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. As part of the adoption of CECL on October 1, 2020, we have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At December 31, 2020, we had an amortized cost of $2.20 billion in home equity loans and equity lines of credit outstanding, of which $4.5 million, or 0.2% were delinquent 90 days or more.
Through the Home Today program, the Company provided the majority of loans to borrowers who would not otherwise qualify for the Company’s loan products, generally because of low credit scores. Because the Company applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the Residential Core portfolio. Since loans are no longer originated under the Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of customers and the communities served, since fiscal 2016 the Company has offered Fannie Mae eligible, Home Ready loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While the Company retains the servicing to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae. The Company does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, an LTV ratio greater than 100%, or pay-option adjustable-rate mortgages.
We evaluate the allowance for credit losses based upon the combined total of the quantitative and qualitative GVAs and IVAs. We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions.

The following tables set forth the allowance for credit losses on loans allocated by loan category, the percent of allowance in each category to the total allowance on loans, and the percent of loans in each category to total loans at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. This table does not include allowances for credit losses on unfunded loan commitments, which are primarily related to undrawn home equity lines of credit.

	December 31, 2020
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$46,351	65.9%	82.2%
Residential Home Today	(568)	(0.8)%	0.6%
Home equity loans and lines of credit	23,752	33.8%	16.8%
Construction	755	1.1%	0.4%
Allowance for credit losses on loans	$70,290	100.0%	100.0%

	September 30, 2020			December 31, 2019
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$22,381	47.7%	82.0%	$18,312	49.1%	82.5%
Residential Home Today	5,654	12.0%	0.6%	4,232	11.4%	0.6%
Home equity loans and lines of credit	18,898	40.3%	17.0%	14,744	39.5%	16.5%
Construction	4	—%	0.4%	4	—%	0.4%
Total allowance	$46,937	100.0%	100.0%	$37,292	100.0%	100.0%
The following table sets forth activity in our allowance for credit losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other loans are considered immaterial, therefore neither was segregated.

	As of and For the Three Months Ended December 31,
	2020	2019
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the period)	$46,937	$38,913
Adoption of ASU 2016-13 for allowance for credit losses on loans	24,095
Charge-offs:
Real estate loans:
Residential Core
Ohio	59	274
Florida	1	196
Other	1	15
Total Residential Core	61	485
Residential Home Today
Ohio	109	359
Total Residential Home Today	109	359
Home equity loans and lines of credit
Ohio	314	244
Florida	201	352
California	108	—
Other	61	149
Total Home equity loans and lines of credit	684	745
Total charge-offs	854	1,589
Recoveries:
Real estate loans:
Residential Core	460	810
Residential Home Today	423	527
Home equity loans and lines of credit	1,229	1,631
Total recoveries	2,112	2,968
Net recoveries (charge-offs)	1,258	1,379
Provision (release) for credit losses on loans	(2,000)	(3,000)
Allowance balance for loans (end of the period)	$70,290	$37,292

Allowance balance for credit losses on unfunded commitments (beginning of the period)	$—
Adoption of ASU 2016-13 for allowance for credit losses on unfunded commitments	22,052
Provision (release) for credit losses on unfunded loan commitments	—
Allowance balance for unfunded loan commitments (end of the period)	22,052
Allowance balance for all credit losses (end of the period)	$92,342
Ratios:
Net recoveries (charge-offs) to average loans outstanding (annualized)	0.04%	0.04%
Allowance for credit losses on loans to non-accrual loans at end of the period	138.90%	61.84%
Allowance for credit losses on loans to the total amortized cost in loans at end of the period	0.54%	0.28%
Net recoveries continued, totaling $1.3 million during the three months ended December 31, 2020 compared to $1.4 million during the three months ended December 31, 2019. We reported net recoveries for 15 out of the last 16 quarters, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution.

Gross charge-offs decreased and remained at relatively low levels, during the three months ended December 31, 2020 when compared to the three months ended December 31, 2019. We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of potential losses of those loans. Subject to the duration and depth of the impact from COVID-19, we expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended December 31, 2020, the total allowance for credit losses increased $45.4 million, to $92.3 million from $46.9 million at September 30, 2020, primarily related to to the adoption of CECL on October 1, 2020. The total allowance for credit losses at adoption was $93.1 million, composed of $71.0 million of allowance for credit losses on loans and $22.1 million of allowance for credit losses on off-balance sheet exposures. At December 31, 2020, the total allowance for credit losses decreased $0.8 million since adoption to $92.3 million, composed of $70.3 million of allowance for credit losses on loans and $22.0 million of allowance for credit losses on off-balance sheet exposures. During the three months ended December 31, 2020, we recorded net recoveries of $1.3 million. Refer to the "Activity in the Allowance for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for more information.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. Changes during the three months ended December 31, 2020 since the adoption of CECL on October 1, 2020 in the allowance for credit loss balances are primarily related to changes in the credit for loan losses as the allowance for credit losses on off-balance sheet remained relatively unchanged. Other than the less significant construction and other loans segments, the changes related to the significant loan segments are described as follows:

•Residential Core – The amortized cost of this segment decreased 1.1%, or $116.3 million, and its total allowance decreased 0.9% or $0.5 million as of December 31, 2020 as compared to October 1, 2020. Total delinquencies increased 0.2% to $16.9 million at December 31, 2020 from $16.8 million at September 30, 2020. Delinquencies greater than 90 days increased by 7.5% to $10.7 million at December 31, 2020 from $10.0 million at September 30, 2020. Net recoveries were slightly more at $0.4 million for the quarter ended December 31, 2020 compared to $0.3 million during the quarter ended December 31, 2019. While economic forecasts showed fairly significant improvements this quarter, continued uncertainty around the economic impacts related to COVID-19 and how quickly improvements might occur following the recent release of a vaccine, led management to maintain the allowance at a level determined using similar economic forecast expectations as the prior quarter.
•Residential Home Today – The amortized cost of this segment decreased 4.1%, or $3.0 million, as we are no longer originating loans under the Home Today program. The total allowance for this segment decreased to a net recovery position of $0.6 million at December 31, 2020, from a net allowance position of $0.4 million at October 1, 2020. Total delinquencies decreased to $4.2 million at December 31, 2020 from $4.5 million at September 30, 2020. Delinquencies greater than 90 days decreased 7.9% to $2.3 million from $2.5 million at September 30, 2020. There were net recoveries of $0.3 million recorded during the current quarter compared to net recoveries of $0.2 million recorded during the quarter ended December 31, 2019. This allowance decreased since CECL adoption, reflecting not only the declining portfolio balance, but the lower historical loss rates applied to the remaining balance and the higher expected recoveries related to the loans as they age. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans which is driving the current allowance balance for Home Today loans negative.
•Home Equity Loans and Lines of Credit – The amortized cost of this segment decreased 2.8%, or $62.2 million, to $2.20 billion at December 31, 2020 from $2.26 billion at September 30, 2020. The total allowance for this segment slightly decreased by 0.2% to $42.5 million from $42.6 million at October 1, 2020. Total delinquencies for this portfolio segment increased 3.2% to $7.1 million at December 31, 2020 as compared to $6.8 million at September 30, 2020. Delinquencies greater than 90 days increased 6.2% to $4.5 million at December 31, 2020 from $4.3 million at September 30, 2020. Net recoveries for this loan segment during the current quarter were less at $0.5 million as compared to $0.9 million for the quarter ended December 31, 2019. Similar to the Core segment above, prior quarter economic forecast expectations were used in evaluating the allowance, as opposed to the fairly significant improvements forecast during the current quarter. This approach was also supported by the increase in delinquencies and the decrease in net recoveries during the quarter. The slight allowance decrease since CECL adoption reflects the loan balance decrease in this segment offset by an increase in the allowance for unfunded commitments.

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

	December 31, 2020		September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,865,909		$6,020,882		$6,378,193
Florida	1,849,997		1,823,125		1,769,129
Other	2,942,254		2,930,838		2,984,566
Total Residential Core	10,658,160	82.2%	10,774,845	82.0%	11,131,888	82.5%
Residential Home Today
Ohio	68,877		71,801		78,866
Florida	3,168		3,280		3,724
Other	84		85		89
Total Residential Home Today	72,129	0.6	75,166	0.6	82,679	0.6
Home equity loans and lines of credit
Ohio	638,210		655,867		676,085
Florida	428,972		432,301		426,479
California	327,376		349,701		365,474
Other	776,038		794,367		753,342
Total Home equity loans and lines of credit	2,170,596	16.8	2,232,236	17.0	2,221,380	16.5
Total Construction	53,829	0.4	47,985	0.4	51,404	0.4
Other loans	2,637	—	2,581	—	2,900	—
Total loans receivable	12,957,351	100.0%	13,132,813	100.0%	13,490,251	100.0%
Deferred loan expenses, net	42,138		42,459		43,785
Loans in process	(29,691)		(25,273)		(28,972)
Allowance for credit losses on loans	(70,290)		(46,937)		(37,292)
Total loans receivable, net	$12,899,508		$13,103,062		$13,467,772

The following table summarizes vintage and FICO score by portfolio as of the period presented. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2021	2020	2019	2018	2017	Prior	Cost Basis	To Term	Total
December 31, 2020
Real estate loans:
Residential Core
<680	$4,303	$21,657	$12,688	$15,165	$10,534	$91,089	$—	$—	$155,436
680-740	175,495	495,523	264,589	304,310	327,550	893,908	—	—	2,461,375
741+	674,877	1,648,639	796,057	860,555	1,009,042	3,054,227	—	—	8,043,397
Unknown (1)	112	808	—	773	747	12,233	—	—	14,673
Total Residential Core	854,787	2,166,627	1,073,334	1,180,803	1,347,873	4,051,457	—	—	10,674,881
Residential Home Today (2)
<680	—	—	—	—	—	58,114	—	—	58,114
680-740	—	—	—	—	—	5,328	—	—	5,328
741+	—	—	—	—	—	3,572	—	—	3,572
Unknown	—	—	—	—	—	4,753	—	—	4,753
Total Residential Home Today	—	—	—	—	—	71,767	—	—	71,767
Home equity loans and lines of credit
<680	—	47	236	192	342	303	5,165	12,177	18,462
680-740	3,002	4,780	8,461	6,846	5,353	3,369	472,345	75,646	579,802
741+	10,618	17,128	13,671	12,709	10,498	5,492	1,398,542	124,116	1,592,774
Unknown	—	—	—	19	—	33	1,402	4,327	5,781
Total Home equity loans and lines of credit	13,620	21,955	22,368	19,766	16,193	9,197	1,877,454	216,266	2,196,819
Construction
680-740	90	2,410	—	—	—	—	—	—	2,500
741+	851	19,214	129	—	—	—	—	—	20,194
Unknown	1,000	—	—	—	—	—	—	—	1,000
Total Construction	1,941	21,624	129	—	—	—	—	—	23,694
Total net real estate loans	$870,348	$2,210,206	$1,095,831	$1,200,569	$1,364,066	$4,132,421	$1,877,454	$216,266	$12,967,161

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.

The following table summarizes vintage and LTV by portfolio as of the period presented. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2021	2020	2019	2018	2017	Prior	Cost Basis	To Term	Total
December 31, 2020
Real estate loans:
Residential Core
<80%	$642,440	$1,236,866	$492,594	$614,101	$787,397	$2,463,925	$—	$—	$6,237,323
80-89.9%	196,069	847,492	527,073	523,594	516,582	1,458,177	—	—	4,068,987
90-100%	16,278	82,269	53,667	42,986	43,894	125,290	—	—	364,384
>100%	—	—	—	122	—	1,016	—	—	1,138
Unknown (1)	—	—	—	—	—	3,049	—	—	3,049
Total Residential Core	854,787	2,166,627	1,073,334	1,180,803	1,347,873	4,051,457	—	—	10,674,881
Residential Home Today (2)
<80%	—	—	—	—	—	14,133	—	—	14,133
80-89.9%	—	—	—	—	—	22,635	—	—	22,635
90-100%	—	—	—	—	—	34,999	—	—	34,999
Total Residential Home Today	—	—	—	—	—	71,767	—	—	71,767
Home equity loans and lines of credit
<80%	13,581	21,411	21,524	18,267	12,154	6,046	1,758,491	144,681	1,996,155
80-89.9%	39	544	788	1,264	1,893	879	117,085	65,384	187,876
90-100%	—	—	—	120	840	957	764	686	3,367
>100%	—	—	56	115	1,306	1,302	524	815	4,118
Unknown (1)	—	—	—	—	—	13	590	4,700	5,303
Total Home equity loans and lines of credit	13,620	21,955	22,368	19,766	16,193	9,197	1,877,454	216,266	2,196,819
Construction
<80%	735	11,599	129	—	—	—	—	—	12,463
80-89.9%	206	10,025	—	—	—	—	—	—	10,231
Unknown (1)	1,000	—	—	—	—	—	—	—	1,000
Total Construction	1,941	21,624	129	—	—	—	—	—	23,694
Total net real estate loans	$870,348	$2,210,206	$1,095,831	$1,200,569	$1,364,066	$4,132,421	$1,877,454	$216,266	$12,967,161

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.
At December 31, 2020, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $290.0 million in home equity loans (which included $187.9 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $5.8 million in bridge loans) and $1.88 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2020. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,513,098	$536,356	0.10%	59%	49%
Florida	740,230	349,906	0.06%	56%	49%
California	644,439	278,102	0.06%	60%	56%
Other (1)	1,614,855	716,225	0.03%	63%	57%
Total home equity lines of credit in draw period	4,512,622	1,880,589	0.06%	60%	52%
Home equity lines in repayment, home equity loans and bridge loans	290,007	290,007	1.18%	64%	43%
Total	$4,802,629	$2,170,596	0.21%	60%	51%
_________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio and 5% of total loans.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2020. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
At December 31, 2020, 38.3% of our home equity lending portfolio was either in a first lien position (21.8%), in a subordinate (second) lien position behind a first lien that we held (13.8%) or behind a first lien that was held by a loan that we originated, sold and now service for others (2.7%). At December 31, 2020, 13.2% of our home equity line of credit portfolio in the draw period was making only the minimum payment on the outstanding line balance.
The following table sets forth by calendar origination year, the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2020. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period (3)
2010 and Prior	$640	$228	—%	18%	50%
2013	40	18	—%	79%	50%
2014	81,252	21,038	—%	59%	38%
2015	122,526	38,357	—%	58%	40%
2016	330,589	117,892	0.17%	61%	45%
2017	696,241	286,499	0.14%	59%	48%
2018	928,993	426,033	0.03%	60%	52%
2019	1,237,901	605,553	0.05%	62%	58%
2020	1,114,440	384,971	0.02%	59%	57%
Total home equity lines of credit in draw period	4,512,622	1,880,589	0.06%	60%	52%
Home equity lines in repayment, home equity loans and bridge loans	290,007	290,007	1.18%	64%	43%
Total	$4,802,629	$2,170,596	0.21%	60%	51%
________________
(1)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2020. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
(3)There are no remaining principal balances of home equity lines of credit for years 2011 and 2012. Those years are excluded from the table above.
The following table sets forth by fiscal year when the draw period expires, the principal balance of home equity lines of credit in the draw period as of December 31, 2020, segregated by the current combined LTV range.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (1)	Total
	(Dollars in thousands)
2021	$34,304	$116	$—	$77	$—	$34,497
2022	83	—	—	—	—	83
2023	18	—	—	—	—	18
2024	13,169	—	—	—	—	13,169
2025	38,347	—	—		16	38,363
2026	63,080	—	—	—	—	63,080
Post 2026	1,727,699	2,994	302	95	289	1,731,379
Total	$1,876,700	$3,110	$302	$172	$305	$1,880,589
_________________
(1)Market data necessary for stratification is not readily available.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of December 31, 2020.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$4,497,458	$1,876,700	99.8%	0.10%	60%	52%
80 - 89.9%	13,088	3,110	0.2%	0.70%	77%	82%
90 - 100%	514	302	—%	—%	76%	94%
> 100%	882	172	—%	12.80%	56%	130%
Unknown (1)	680	305	—%	—%	39%	(1)
	$4,512,622	$1,880,589	100.0%	0.06%	60%	52%
_________________
(1)Market data necessary for stratification is not readily available.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2020. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Delinquent Loans
The following tables set forth the amortized cost in loan delinquencies by type, segregated by geographic location and severity of delinquency as of the dates indicated.

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
December 31, 2020
Real estate loans:
Residential Core
Ohio	$4,875	$7,113	$11,988
Florida	751	2,887	3,638
Other	540	705	1,245
Total Residential Core	6,166	10,705	16,871
Residential Home Today
Ohio	1,848	2,264	4,112
Florida	85	20	105
Total Residential Home Today	1,933	2,284	4,217
Home equity loans and lines of credit
Ohio	535	1,840	2,375
Florida	714	883	1,597
California	399	653	1,052
Other	895	1,146	2,041
Total Home equity loans and lines of credit	2,543	4,522	7,065
Total	$10,642	$17,511	$28,153

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
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
Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.14% of total net loans at December 31, 2020, 0.13% at September 30, 2020, and 0.12% at December 31, 2019. Total loans delinquent (i.e. delinquent 30 days or more) were 0.22% of total net loans at December 31, 2020, 0.21% at September 30, 2020, and 0.25% at December 31, 2019.
Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the amortized costs and categories of our non-performing assets and TDRs at the dates indicated.

	December 31, 2020	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$29,492	$31,823	$33,310
Residential Home Today	9,891	10,372	11,551
Home equity loans and lines of credit	11,223	11,174	15,447
Total non-accrual loans (1)(2)	50,606	53,369	60,308
Real estate owned	102	185	2,813
Total non-performing assets	$50,708	$53,554	$63,121
Ratios:
Total non-accrual loans to total loans	0.39%	0.41%	0.45%
Total non-accrual loans to total assets	0.35%	0.36%	0.41%
Total non-performing assets to total assets	0.35%	0.37%	0.43%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$45,844	$45,929	$48,047
Residential Home Today	23,272	23,859	24,878
Home equity loans and lines of credit	28,289	29,336	29,192
Total	$97,405	$99,124	$102,117
_________________

(1)At December 31, 2020, September 30, 2020, and December 31, 2019, the totals include $31.3 million, $35.0 million, and $40.8 million, respectively, in TDRs, which are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because of a prior partial charge off, or because all borrowers have filed Chapter 7 bankruptcy, and not reaffirmed or been dismissed.
(2)At December 31, 2020, September 30, 2020, and December 31, 2019, the totals include $7.6 million, $7.2 million and $8.4 million in TDRs that are 90 days or more past due, respectively.
The gross interest income that would have been recorded during the three months ended December 31, 2020 and December 31, 2019 on non-accrual loans, if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period, was $1.8 million and $2.1 million, respectively. The interest income recognized on those loans included in net income for the three months ended December 31, 2020 and December 31, 2019 was $1.1 million and $1.3 million, respectively.
The amortized cost of collateral-dependent loans includes accruing TDRs and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated based on collateral until, at a minimum, contractual payments are less than 30 days past due. Also, the amortized cost of non-accrual loans includes loans that are not included in the amortized cost of collateral-dependent loans because they are included in loans collectively evaluated for credit losses.
The table below sets forth a reconciliation of the amortized costs and categories between non-accrual loans and collateral-dependent loans at the dates indicated. For prior periods, the tables below set forth a reconciliation of the amortized cost and categories between non-accrual loans and impaired loans, under previously applicable GAAP.

December 31, 2020
(Dollars in thousands)
Non-Accrual Loans	$50,606
Accruing Collateral-Dependent TDRs	8,157
Other Accruing Collateral-Dependent Loans	7,313
Less: Loans Collectively Evaluated	(4,146)
Total Collateral-Dependent loans	$61,930

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Non-Accrual Loans	$53,369	$60,308
Accruing TDRs	99,124	102,118
Performing Impaired Loans	5,959	4,667
Less: Loans Collectively Evaluated	(3,235)	(3,844)
Total Impaired Loans	$155,217	$163,249
In response to the economic challenges facing many borrowers, we continue to restructure loans. Loan restructuring is a method used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers' loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on TDR measurement, see Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS. We had $136.4 million of TDRs (accrual and non-accrual) recorded at December 31, 2020. This was a decrease in the amortized cost of TDRs of $4.9 million and $14.9 million from September 30, 2020 and December 31, 2019, respectively.

The following table sets forth the amortized cost in accrual and non-accrual TDRs, by the types of concessions granted, as of December 31, 2020. Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company.

	Initial Restructurings	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$26,289	$14,010	$5,545	$45,844
Residential Home Today	12,791	9,227	1,254	23,272
Home equity loans and lines of credit	26,780	654	855	28,289
Total	$65,860	$23,891	$7,654	$97,405
Non-Accrual, Performing
Residential Core	$3,373	$6,011	$8,936	$18,320
Residential Home Today	970	4,753	1,662	7,385
Home equity loans and lines of credit	2,233	2,250	1,155	5,638
Total	$6,576	$13,014	$11,753	$31,343
Non-Accrual, Non-Performing
Residential Core	$1,716	$2,147	$486	$4,349
Residential Home Today	590	1,050	168	1,808
Home equity loans and lines of credit	1,135	155	194	1,484
Total	$3,441	$3,352	$848	$7,641
Total TDRs
Residential Core	$31,378	$22,168	$14,967	$68,513
Residential Home Today	14,351	15,030	3,084	32,465
Home equity loans and lines of credit	30,148	3,059	2,204	35,411
Total	$75,877	$40,257	$20,255	$136,389
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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates, including the impact of tax rate changes, such as those implemented by the Tax Cuts and Jobs Act signed into law in 2017, and the impact of other tax law changes, such as those implemented by the CARES Act signed into law in March, 2020, that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At December 31, 2020, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at December 31, 2020, there is no guarantee that those assets, if any, will be recognizable in the future.
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

Comparison of Financial Condition at December 31, 2020 and September 30, 2020
Total assets decreased $69.4 million, or less than 1%, to $14.57 billion at December 31, 2020 from $14.64 billion at September 30, 2020. This decrease was primarily the result of loan sales and principal repayments on loans exceeding the total of new loan originations and the impact of adopting CECL, offset by an increase in bank owned life insurance.
Cash and cash equivalents increased $1.9 million, or less than 1%, to $499.9 million at December 31, 2020 from $498.0 million at September 30, 2020. We manage cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities, all of which are classified as available for sale, decreased $5.8 million, or 1%, to $447.6 million at December 31, 2020 from $453.4 million at September 30, 2020. Investment securities decreased as $93.0 million in purchases and a $1.8 million reduction of unrealized losses were exceeded by the combined effect of $94.9 million in principal paydowns and $2.1 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the three months ended December 31, 2020. There were no sales of investment securities during the three months ended December 31, 2020.
Loans held for investment, net, decreased $203.6 million, or 2%, to $12.90 billion at December 31, 2020 from $13.10 billion at September 30, 2020. This decrease was based on a combination of a $119.7 million, or 1%, decrease in residential mortgage loans to $10.73 billion at December 31, 2020 from $10.85 billion at September 30, 2020 and a $61.6 million decrease in the balance of home equity loans and lines of credit during the three months ended December 31, 2020, as loan sales and repayments on existing loans exceeded new originations and additional draws on existing accounts. Total first mortgage loan originations were $1.12 billion for the quarter ended December 31, 2020 and $750.6 million for the quarter ended December 31, 2019. The current period mortgage loan originations included 77% refinance transactions, 33% adjustable rate mortgages and 18% fixed-rate mortgages with terms of 10 years or less. During the three months ended December 31, 2020, $368.0 million of three- and five-year “Smart Rate” loans were originated while $753.8 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These originations were offset by paydowns and fixed-rate loan sales. Between September 30, 2020 and December 31, 2020, the total fixed-rate portion of the first mortgage loan portfolio decreased $85.8 million and was comprised of a decrease of $158.2 million in the balance of fixed-rate loans with original terms greater than 10 years partially offset by an increase of $72.5 million in the balance of fixed-rate loans with original terms of 10 years or less. During the three months ended December 31, 2020, we sold or committed to sell $293.5 million in loan sales, which consisted of completed sales totaling $190.5 million and $103.0 million of principal balances in contracts pending settlement. Loan sales included $13.9 million of agency-compliant Home Ready loans and $279.6 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans sold to Fannie Mae. During the three months ended December 31, 2020, we purchased long-term, fixed-rate first mortgage loans which had a remaining unpaid principal balance of $11.0 million.
Commitments originated for home equity lines of credit and equity and bridge loans were $300.6 million for the three months ended December 31, 2020 compared to $349.5 million for the three months ended December 31, 2019. At December 31, 2020, pending commitments to originate new home equity loans and lines of credit were $249.7 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
On October 1, 2020, the Company adopted the Current Expected Credit Loss ("CECL") methodology and recognized a $46.1 increase to the allowance for credit losses, and a related $35.8 million reduction to retained earnings, net of tax. The allowance for credit losses was $92.3 million, or 0.71% of total loans receivable, at December 31, 2020, including a $22.0 million allowance for unfunded commitments recorded in other liabilities. The allowance for loan losses was $46.9 million, or 0.36% of total loans receivable, at September 30, 2020 and $37.3 million, or 0.28% of total loans receivable, at December 31, 2019. Gross loan charge-offs were $0.8 million for the quarter ended December 31, 2020 and $1.6 million for the quarter ended December 31, 2019, while loan recoveries were $2.1 million in the current quarter and $3.0 million in the prior year quarter. As a result of loan recoveries exceeding charge-offs, the Company reported net loan recoveries of $1.3 million for the three months ended December 31, 2020 as compared to net loan recoveries of $1.4 million for the three months ended December 31, 2019.
However, while actual loan charge-offs and delinquencies remained low at December 31, 2020, some borrowers have experienced unemployment or reduced income as a result of the COVID-19 pandemic. While we continue to offer assistance to our borrowers, which includes forbearance programs, an allowance to capture expected losses on these loans is accounted for within the CECL methodology. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for additional discussion.
The amount of FHLB stock owned was unchanged at $136.8 million at December 31, 2020 compared to September 30, 2020. FHLB stock ownership requirements dictate the amount of stock owned at any given time.

Total bank owned life insurance contracts increased $71.6 million, to $294.6 million at December 31, 2020, from $222.9 million at September 30, 2020, primarily due to $70.0 million of additional premiums placed during the quarter.
Other assets, including prepaid expenses, decreased $5.6 million to $99.2 million at December 31, 2020 from $104.8 million at September 30, 2020. This decrease was primarily due to a $4.3 million decrease in margin requirements and receivables on interest rate swap contracts and a $1.2 million decrease in prepaid franchise tax.
Deposits decreased $35.0 million, or less than 1%, to $9.19 billion at December 31, 2020 from $9.23 billion at September 30, 2020. The decrease in deposits resulted primarily from a $173.9 million decrease in CDs, as the low current market interest rates have impacted customers' desires to maintain longer-term CDs. This decrease was partially offset by a $64.2 million increase in checking accounts, a $39.8 million increase in savings accounts, and a $35.3 million increase in money market accounts. The balance of brokered CDs included in total deposits at December 31, 2020 was $530.4 million, a decrease of $23.5 million during the three months ended December 31, 2020, compared to a balance of $553.9 million at September 30, 2020.
Borrowed funds, all from the FHLB of Cincinnati, decreased $76.7 million, or 2%, to $3.44 billion at December 31, 2020 from $3.52 billion at September 30, 2020. This decrease consisted of a $75.0 million decrease in 90-day advances, which were in place to support interest rate swap contracts that matured during the quarter, and a $1.7 million decrease in long-term borrowings. Proceeds from loan sales were used to retire the maturing advances. There were no new advances during the quarter ended December 31, 2020. Short-term advances had a zero balance at December 31, 2020 and September 30, 2020. The total balance of borrowed funds of $3.44 billion at December 31, 2020 consisted of no overnight and short-term advances, long-term advances of $545.1 million with a remaining weighted average maturity of approximately three years and short-term advances of $2.90 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 2.8 years. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately four to seven years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Borrowers' advances for insurance and taxes increased by $30.7 million to $142.2 million at December 31, 2020 from $111.5 million at September 30, 2020. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.
Accrued expenses and other liabilities increased by $20.7 million to $86.3 million at December 31, 2020 from $65.6 million at September 30, 2020. The change was mainly due to a $22.0 million increase in the liability for off-balance sheet exposures on commitments to originate new loans and undrawn equity lines of credit and construction loan balances upon the October 1, 2020 adoption of CECL, partially offset by a $1.4 million decrease in payables outstanding.
Total shareholders’ equity decreased $14.0 million, or 1%, to $1.66 billion at December 31, 2020 from $1.67 billion at September 30, 2020. This net decrease primarily reflected the combination of the $35.8 million, net of tax, impact upon the October 1, 2020 adoption of CECL and $14.1 million of cash dividend payments, partially offset by the positive effect of $25.0 million of net income, a $10.4 million increase in accumulated other comprehensive income, mainly the result of changes in market interest rates related to our interest rate swaps, and a $0.4 million net positive impact related to activity in the Company's stock compensation plan and ESOP. No shares of the Company's common stock were repurchased during the quarter ended December 31, 2020. As a result of a July 14, 2020 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns approximately 81% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended December 31, 2020 and 2019
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	December 31, 2020			December 31, 2019
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$476,589	$128	0.11%	$229,986	$949	1.65%
Investment securities	—	—	—%	—	—	—%
Mortgage-backed securities	447,544	987	0.88%	545,729	2,864	2.10%
Loans (2)	13,090,927	100,126	3.06%	13,241,863	115,225	3.48%
Federal Home Loan Bank stock	136,793	688	2.01%	101,858	1,014	3.98%
Total interest-earning assets	14,151,853	101,929	2.88%	14,119,436	120,052	3.40%
Noninterest-earning assets	525,312			489,200
Total assets	$14,677,165			$14,608,636
Interest-bearing liabilities:
Checking accounts	$1,017,811	321	0.13%	$867,971	483	0.22%
Savings accounts	1,662,095	914	0.22%	1,490,074	3,024	0.81%
Certificates of deposit	6,493,523	26,461	1.63%	6,505,776	34,809	2.14%
Borrowed funds	3,471,593	15,490	1.78%	3,746,170	17,551	1.87%
Total interest-bearing liabilities	12,645,022	43,186	1.37%	12,609,991	55,867	1.77%
Noninterest-bearing liabilities	376,897			273,002
Total liabilities	13,021,919			12,882,993
Shareholders’ equity	1,655,246			1,725,643
Total liabilities and shareholders’ equity	$14,677,165			$14,608,636
Net interest income		$58,743			$64,185
Interest rate spread (1)(3)			1.51%			1.63%
Net interest-earning assets (4)	$1,506,831			$1,509,445
Net interest margin (1)(5)		1.66%			1.82%
Average interest-earning assets to average interest-bearing liabilities	111.92%			111.97%
Selected performance ratios:
Return on average assets (1)		0.68%			0.70%
Return on average equity (1)		6.04%			5.94%
Average equity to average assets		11.28%			11.81%
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

General. Net income decreased $0.6 million to $25.0 million for the three months ended December 31, 2020 compared to $25.6 million for the three months ended December 31, 2019. The decrease in net income was attributable to a decline in net interest income and an increase in other non-interest expenses, partially offset by an increase in non-interest income, mainly an increase in the net gains on sale of loans.
Interest and Dividend Income. Interest and dividend income decreased $18.2 million, or 15%, to $101.9 million during the three months ended December 31, 2020 compared to $120.1 million during the same three months in the prior year. The decrease in interest and dividend income resulted from decreases in interest income from all classes of interest-earning assets, mainly due to decreases in market interest rates.
Interest income on loans decreased $15.1 million, or 13%, to $100.1 million for the three months ended December 31, 2020 compared to $115.2 million for the three months ended December 31, 2019. This decrease was attributed mainly to a 42 basis point decrease in the average yield on loans to 3.06% for the three months ended December 31, 2020 from 3.48% for the same three months in the prior fiscal year, as well as a $150.9 million decrease in the average balance of loans to $13.09 billion for the current three months compared to $13.24 billion during the same three months in the prior fiscal year as repayments and loan sales exceeded new loan production. Overall, market interest rate decreases during the period drove an increase in the number of loan refinances, which reduced our loan yields, as well as yields on home equity lending products that feature interest rates that reset based on the prime rate.
Interest income on mortgage-backed securities decreased $1.9 million, or 66%, to $1.0 million during the current three months compared to $2.9 million during the three months ended December 31, 2019. This decrease was attributed to a 122 basis point decrease in the average yield on mortgage-backed securities as well as a $98.2 million decrease in the average balance of mortgage-backed securities to $447.5 million for the current three months compared to $545.7 million during the prior period.
Interest income on other interest earning cash equivalents decreased $0.8 million, or 87%, to $0.1 million during the current three months compared to $0.9 million for the three months ended December 31, 2019. The decrease was attributed to a 154 basis point decrease in the average yield partially offset by a $246.6 million increase in the average balance of other interest earning cash equivalents to $476.6 million from $230.0 million for the same three months in the prior fiscal year.
Interest income on FHLB stock decreased $0.3 million, or 30%, to $0.7 million during the current three months compared to $1.0 million for the three months ended December 31, 2019. This decrease was attributed to a 197 basis point decrease in the average yield on FHLB stock partially offset by a $34.9 million increase in the average balance of FHLB stock to $136.8 million compared to $101.9 million for the same three months in the prior fiscal year.
Interest Expense. Interest expense decreased $12.7 million, or 23%, to $43.2 million during the current three months compared to $55.9 million during the three months ended December 31, 2019. This decrease resulted from decreases in interest expense on both deposits and borrowed funds.
Interest expense on CDs decreased $8.3 million, or 24%, to $26.5 million during the three months ended December 31, 2020 compared to $34.8 million during the three months ended December 31, 2019. The decrease was attributed primarily to a 51 basis point decrease in the average rate we paid on CDs to 1.63% during the current three months from 2.14% during the same three months last year. In addition, there was a $12.3 million, or less than 1%, decrease in the average balance of CDs to $6.49 billion from $6.51 billion during the same three months of the prior year. Interest expense on savings and checking accounts decreased $2.1 million and $0.2 million, respectively, to $0.9 million and $0.3 million during the three months ended December 31, 2020, compared to $3.0 million and $0.5 million for the same three month period of the prior fiscal year. Rates were adjusted on deposits in response to changes in market interest rates as well as to changes in the rates paid by our competitors.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, as impacted by related interest rate swap contracts, decreased $2.1 million, or 12%, to $15.5 million during the three months ended December 31, 2020 from $17.6 million during the three months ended December 31, 2019. The decrease was attributed to a nine basis point decrease in the average rate paid for these funds to 1.78%, during the three months ended December 31, 2020 from 1.87% for the three months ended December 31, 2019. Additionally, there was a $274.6 million, or 7%, decrease in the average balance of borrowed funds to $3.47 billion during the current three months from $3.75 billion during the same three months of the prior fiscal year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $5.5 million, or 9%, to $58.7 million during the three months ended December 31, 2020 from $64.2 million during the three months ended December 31, 2019. Average interest-earning assets increased during the current three months by $32.4 million, or less than 1%, when compared to the three months ended December 31, 2019. The increase in average assets was attributed primarily to the growth of our interest earning cash equivalents and to a lesser extent FHLB stock, investments which do not yield as much as our loans, which experienced a decrease in average balance. However, the increase in average interest earning assets was offset by a 52 basis point decrease in the yield on those assets to 2.88% from 3.40%. Average interest-bearing liabilities increased by $35.0 million and experienced a 40 basis point decrease in cost, as our interest rate spread decreased 12 basis points to 1.51% compared to 1.63% during the same three months last year reflecting the challenging interest rate environment. Our net interest margin was 1.66% for the current three months and 1.82% for the same three months in the prior fiscal year.
Provision (Credit) for Credit Losses. We recorded a credit for credit losses on loans and off-balance sheet exposures of $2.0 million during the three months ended December 31, 2020 and a $3.0 million credit for loan losses during the three months ended December 31, 2019. In the current three months, we recorded net recoveries of $1.3 million, as compared to net recoveries of $1.4 million for the three months ended December 31, 2019. On October 1, 2020, the Company adopted the Current Expected Credit Loss ("CECL") methodology and recognized a $46.2 million increase to the allowance for credit losses. The credit for credit losses in the current three months mainly reflected the impact of the net recoveries during the period as the actual allowance for credit losses declined only $0.7 million from the initial CECL adoption balance. Our analysis of the allowance for credit losses under CECL addresses the preliminary economic impact from the COVID-19 outbreak that has led to increased unemployment and deterioration in the overall macro-economic environment. We continue to monitor the effect unemployment will have on our borrowers and the broader market, including the longer term impact to the relative values of residential properties. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. The increase as a result of the CECL adoption, partially offset by the credit for credit losses recorded for the current three months resulted in an overall increase in the balance of the allowance for credit losses. The allowance for credit losses on loans was $70.3 million, or 0.54% of the total amortized cost in loans receivable, at December 31, 2020, compared to $37.3 million, or 0.28% of the total amortized cost in loans receivable, at December 31, 2019. Balances of amortized costs are net of deferred fees, expenses and any applicable loans-in-process. In addition, there was a $22.0 million liability for unfunded loan commitments recorded at December 31, 2020 as a result of the CECL adoption.Refer to the Critical Accounting Policies section of the Overview and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $9.6 million, or 80%, to $21.5 million during the three months ended December 31, 2020 compared to $11.9 million during the three months ended December 31, 2019. The increase in non-interest income was primarily due to a $13.5 million increase in the net gain on sale of loans during the most recent three months partially offset by a decline in other income. This increase was mainly due to an increase in activity and the percentage level of gains, as there were loan sales of $293.5 million, including commitments to sell, during the three months ended December 31, 2020, compared to loan sales of $208.5 million during the three months ended December 31, 2019. The prior three months ending December 31, 2019 benefited from a $4.7 million gain on sale of the remaining commercial property held by a non-thrift, partially owned subsidiary of the Company.
Non-Interest Expense. Non-interest expense increased $4.4 million, or 9%, to $51.7 million during the three months ended December 31, 2020 compared to $47.3 million during the three months ended December 31, 2019. This increase resulted primarily from a $2.5 million increase in salary and employee benefits, a $1.2 million increase in marketing expense and a $1.1 million increase in other operating expenses. The majority of the increase in salaries and benefits was a result of a one-time after-tax bonus of $1,500 to all associates in recognition of their special efforts during this pandemic year. The increase in marketing expenses during the three months ended December 31, 2020 was attributed to the timing of media campaigns supporting our lending activities. The increase in other operating expenses was mainly due to a $0.7 million increase of appraisal related expenses due to increased loan origination activity.
Income Tax Expense. The provision for income taxes was $5.5 million during the three months ended December 31, 2020 and $6.2 million for the three months ended December 31, 2019. The provision for the current three months included $5.3 million of federal income tax provision and $0.2 million of state income tax provision. The provision for the three months ended December 31, 2019 included $5.8 million of federal income tax provision and $0.4 million of state income tax provision. Our effective federal tax rate was 17.4% during the three months ended December 31, 2020 and 18.5% during the three months ended December 31, 2019.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended December 31, 2020, our liquidity ratio averaged 6.19%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2020.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2020, cash and cash equivalents totaled $499.9 million, which represented an increase of less than 1% from September 30, 2020.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $447.6 million at December 31, 2020.
During the three-month period ended December 31, 2020, loan sales totaled $293.5 million, which includes sales to Fannie Mae, consisting of $279.6 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans (including $96.5 million in contracts pending settlement) and $13.9 million of loans that qualified under Fannie Mae's Home Ready initiative (including $6.3 million in contracts pending settlement). Loans originated under the Home Ready initiative are classified as “held for sale” at origination. Loans originated under non-Home Ready, Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale. At December 31, 2020, $111.3 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” of which $108.0 million were loan sale commitments outstanding at December 31, 2020 and $3.3 million were qualified under Fannie Mae's Home Ready initiative and not yet committed for sale.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) included in the UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.
At December 31, 2020, we had $996.1 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $2.63 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of December 31, 2020 totaled $3.30 billion, or 35.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before December 31, 2021. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the three months ended December 31, 2020, we originated $1.12 billion of residential mortgage loans, and $306.1 million of commitments for home equity loans and lines of credit, while during the three months ended December 31, 2019, we originated $750.6 million of residential mortgage loans and $349.5 million of commitments for home equity loans and lines of credit. We purchased $93.0 million of securities during the three months ended December 31, 2020, and $56.4 million during the three months ended December 31, 2019.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $35.0 million during the three months ended December 31, 2020, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $234.5 million during the three months ended December 31, 2019. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the three months ended December 31, 2020, there was a $23.5 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $530.4 million at December 31, 2020. At December 31, 2019 the balance of brokered CDs was $501.4 million. Principal and interest owed on loans serviced for others experienced a net increase of $5.0 million to $50.9 million during the three months ended December 31, 2020 compared to a net decrease of $1.4 million to $31.5 million during the three months ended December 31, 2019. During the three months ended December 31, 2020 we decreased our advances from the FHLB of Cincinnati by $76.7 million utilizing proceeds from loan sales. During the three months ended December 31, 2019, our advances from the FHLB of Cincinnati decreased by $13.3 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CD market. At December 31, 2020 we had $3.44 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at December 31, 2020, we had $530.4 million of brokered CDs. During the three months ended December 31, 2020, we had average outstanding advances from the FHLB of Cincinnati of $3.47 billion as compared to average outstanding advances of $3.75 billion during the three months ended December 31, 2019. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At December 31, 2020, we had the ability to borrow a maximum of $7.53 billion from the FHLB of Cincinnati and $334.0 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for collateral based additional borrowings beyond the outstanding balance at December 31, 2020 was $4.08 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $178.7 million.

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

In February 2019, a final rule adopted by the federal banking agencies provided banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of the CECL accounting standard. In September 2020, as part of its response to the impact of COVID-19, U.S. federal banking regulatory agencies issued a final rule which provides banking organizations that implement CECL during the 2020 calendar year the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period, which the Association and Company have adopted. During the two-year delay, the Association and Company will add back to common equity tier 1 capital (“CET1”) 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses. After two years the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period.

The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At December 31, 2020, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of December 31, 2020, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,566,470	19.59%	$799,456	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,520,089	10.37%	732,582	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,520,089	19.01%	639,565	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,519,927	19.01%	519,646	6.50%
The capital ratios of the Company as of December 31, 2020 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,828,854	22.83%
Tier 1 (Leverage) Capital to Net Average Assets	1,782,473	12.15%
Tier 1 Capital to Risk-Weighted Assets	1,782,473	22.25%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,782,473	22.25%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2020, the Company received a $55.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its CONSOLIDATED STATEMENTS OF CONDITION but reduced the Association's reported capital ratios. At December 31, 2020, the Company had, in the form of cash and a demand loan from the Association, $225.0 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016 and repurchases began on January 6, 2017. There were 4,108,921 shares repurchased under that program between its start date and December 31, 2020. During the three months ended December 31, 2020, the Company did not repurchase any shares of its common stock. The share repurchase plan has been suspended as part of the response to COVID-19, but recent repurchase volume had decreased already as the Company has placed more emphasis on dividends in its evaluation of capital deployment.

On July 14, 2020, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.12 per share, to be declared on the Company’s common stock during the 12 months subsequent to the members’ approval (i.e., through July 14, 2021). The members approved the waiver by casting 63% of the eligible votes, with 97% of the votes cast, or 61% of the total eligible votes, voting in favor of the waiver. Third Federal Savings, MHC waived its right to receive a $0.28 per share dividend payment on September 23, 2020 and December 15, 2020. Third Federal Savings, MHC is the 81% majority shareholder of the Company.
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
During the three months ended December 31, 2020, $293.5 million of agency-compliant, long-term, fixed-rate mortgage loans were sold, or committed to be sold, to Fannie Mae on a servicing retained basis. At December 31, 2020, $111.3 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as “held for sale.” Of the agency-compliant loan sales during the three months ended December 31, 2020, $13.9 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's Home Ready program, and $279.6 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage refinance loans which were sold to Fannie Mae, as described in the next paragraph. At December 31, 2020, the principal balance of loan sales included $103.0 million in contracts pending settlement.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occur and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at December 31, 2020 was $2.90 billion. The swap portfolio's weighted average fixed pay rate was 1.77% and the weighted average remaining term was 2.8 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution's economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at December 31, 2020 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,166,903	$(290,090)	(19.91)%	8.50%	(137)
+200	1,374,786	(82,207)	(5.64)%	9.71%	(16)
+100	1,485,030	28,037	1.92%	10.23%	36
0	1,456,993	—	—%	9.87%	—
-100	1,186,463	(270,530)	(18.57)%	8.01%	(186)
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

The table above indicates that at December 31, 2020, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 5.64% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 18.57% decrease in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at December 31, 2020, with comparative information as of September 30, 2020. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 Basis Points Rate Shock)

	At December 31, 2020	At September 30, 2020
Pre-Shock EVE Ratio	9.87%	9.70%
Post-Shock EVE Ratio	9.71%	9.63%
Sensitivity Measure in basis points	(16)	(7)
Percentage Change in EVE	(5.64)%	(4.63)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which sought to originate Smart Rate (adjustable), home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 1.01% deterioration in the Percentage Change in EVE measure at December 31, 2020 when compared to the measure at September 30, 2020. Factors contributing to this deterioration included changes in market rates, capital actions by the Association and changes due to business activity. Movement in market interest rates included a decrease of one basis point for the two-year term, an increase of eight basis points for the five-year term and an increase of 23 basis points for the ten-year term. Negatively impacting the Percentage Change in EVE was a $55.0 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.21%. Additionally, modifications and enhancements to our modeling assumptions and methodologies, as a result of the model software change, impacted the Association's Percentage Change in EVE. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets) in comparison to the pace of the addition of duration extending funding sources. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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

Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation, in order that it might most accurately reflect our current circumstances, factors and expectations. As of December 31, 2020, we estimated that our EaR for the 12 months ending December 31, 2021 would increase by 3.78% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Association uses the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Association continues to calculate instantaneous scenarios, and as of December 31, 2020, we estimated that our EaR for the 12 months ending December 31, 2021, would increase by 5.03% in the event of an instantaneous 200 basis point increase in market interest rates.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At December 31, 2020, the IRR profile as disclosed above was within our internal limits.
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

Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of December 31, 2020, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes in the "Risk Factors" previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 24, 2020 (File No. 001-33390).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)We did not repurchase any stock during the quarter ended December 31, 2020. On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The repurchase program commenced in January 2017, and in response to COVID-19, was restricted significantly in March, 2020 and suspended in April, 2020. The program has 5,891,079 max number of shares that may be purchased under the plan as of December 31, 2020. The program has no expiration date.

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
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Not applicable

Item 6.
(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, filed on February 9, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	February 9, 2021	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	February 9, 2021	/s/ Paul J. Huml
Paul J. Huml
Chief Financial Officer