Form 10-Q
period 2021-03-31
TFS Financial CORP
filed 2021-05-06
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of May 4, 2021, there were 280,616,473 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.9% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

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

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	March 31, 2021	September 30, 2020
ASSETS
Cash and due from banks	$23,424	$25,270
Other interest-earning cash equivalents	641,976	472,763
Cash and cash equivalents	665,400	498,033
Investment securities available for sale (amortized cost $417,365 and $447,384, respectively)	421,021	453,438
Mortgage loans held for sale ($24,509 and $36,078 measured at fair value, respectively)	63,441	36,871
Loans held for investment, net:
Mortgage loans	12,702,473	13,104,959
Other loans	2,482	2,581
Deferred loan expenses, net	44,422	42,459
Allowance for credit losses on loans	(67,749)	(46,937)
Loans, net	12,681,628	13,103,062
Mortgage loan servicing rights, net	8,974	7,860
Federal Home Loan Bank stock, at cost	162,783	136,793
Real estate owned, net	—	185
Premises, equipment, and software, net	39,845	41,594
Accrued interest receivable	33,055	36,634
Bank owned life insurance contracts	294,022	222,919
Other assets	94,615	104,832
TOTAL ASSETS	$14,464,784	$14,642,221
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$9,238,411	$9,225,554
Borrowed funds	3,293,717	3,521,745
Borrowers’ advances for insurance and taxes	94,108	111,536
Principal, interest, and related escrow owed on loans serviced	46,100	45,895
Accrued expenses and other liabilities	88,977	65,638
Total liabilities	12,761,313	12,970,368
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,616,132 and 280,150,006 outstanding at March 31, 2021 and September 30, 2020, respectively	3,323	3,323
Paid-in capital	1,742,681	1,742,714
Treasury stock, at cost; 51,702,618 and 52,168,744 shares at March 31, 2021 and September 30, 2020, respectively	(766,407)	(767,649)
Unallocated ESOP shares	(37,917)	(40,084)
Retained earnings—substantially restricted	849,394	865,514
Accumulated other comprehensive loss	(87,603)	(131,965)
Total shareholders’ equity	1,703,471	1,671,853
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,464,784	$14,642,221
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$96,175	$115,203	$196,301	$230,428
Investment securities available for sale	966	2,911	1,953	5,775
Other interest and dividend earning assets	814	1,412	1,630	3,375
Total interest and dividend income	97,955	119,526	199,884	239,578
INTEREST EXPENSE:
Deposits	24,545	37,483	52,241	75,799
Borrowed funds	14,999	17,005	30,489	34,556
Total interest expense	39,544	54,488	82,730	110,355
NET INTEREST INCOME	58,411	65,038	117,154	129,223
PROVISION (RELEASE) FOR CREDIT LOSSES	(4,000)	6,000	(6,000)	3,000
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	62,411	59,038	123,154	126,223
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,460	2,119	4,955	4,265
Net gain on the sale of loans	8,911	3,138	25,354	6,063
Increase in and death benefits from bank owned life insurance contracts	3,807	2,461	5,454	4,022
Other	530	1,229	1,406	6,527
Total non-interest income	15,708	8,947	37,169	20,877
NON-INTEREST EXPENSE:
Salaries and employee benefits	26,672	27,216	55,010	53,101
Marketing services	5,325	4,029	11,058	8,490
Office property, equipment and software	6,395	6,534	12,830	12,980
Federal insurance premium and assessments	2,323	2,768	4,713	5,387
State franchise tax	1,159	1,191	2,310	2,323
Other expenses	6,936	7,820	14,618	14,597
Total non-interest expense	48,810	49,558	100,539	96,878
INCOME BEFORE INCOME TAXES	29,309	18,427	59,784	50,222
INCOME TAX EXPENSE	6,300	1,170	11,773	7,323
NET INCOME	$23,009	$17,257	$48,011	$42,899
Earnings per share—basic and diluted	$0.08	$0.06	$0.17	$0.15
Weighted average shares outstanding
Basic	276,716,978	275,835,243	276,464,037	275,706,011
Diluted	278,593,303	278,101,329	278,291,638	277,990,253

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income	$23,009	$17,257	$48,011	$42,899
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (losses) on securities available for sale	(485)	9,253	(1,858)	12,176
Net change in cash flow hedges	33,989	(89,769)	45,288	(74,564)
Net change in defined benefit plan obligation	466	452	932	904
Total other comprehensive income (loss)	33,970	(80,064)	44,362	(61,484)
Total comprehensive income (loss)	$56,979	$(62,807)	$92,373	$(18,585)
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended March 31, 2020
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2019	$3,323	$1,736,322	$(766,492)	$(43,334)	$849,929	$(50,799)	$1,728,949
Net income	—	—	—	—	17,257	—	17,257
Other comprehensive income (loss), net of tax	—	—	—	—	—	(80,064)	(80,064)
ESOP shares allocated or committed to be released	—	1,050	—	1,083	—	—	2,133
Compensation costs for equity incentive plans	—	1,160	—	—	—	—	1,160
Purchase of treasury stock (1,000 shares)	—	—	(19)	—	—	—	(19)
Treasury stock allocated to equity incentive plan	—	991	(1,212)	—	—	—	(221)
Dividends paid to common shareholders ($0.28 per common share)	—	—	—	—	(14,031)	—	(14,031)
Balance at March 31, 2020	$3,323	$1,739,523	$(767,723)	$(42,251)	$853,155	$(130,863)	$1,655,164

	For the Three Months Ended March 31, 2021
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2020	$3,323	$1,739,178	$(764,774)	$(39,000)	$840,678	$(121,573)	$1,657,832
Net income	—	—	—	—	23,009	—	23,009
Other comprehensive income (loss), net of tax	—	—	—	—	—	33,970	33,970
ESOP shares allocated or committed to be released	—	1,018	—	1,083	—	—	2,101
Compensation costs for equity incentive plans	—	1,547	—	—	—	—	1,547
Treasury stock allocated to equity incentive plan	—	938	(1,633)	—	—	—	(695)
Dividends paid to common shareholders ($0.28 per common share)	—	—	—	—	(14,293)	—	(14,293)
Balance at March 31, 2021	$3,323	$1,742,681	$(766,407)	$(37,917)	$849,394	$(87,603)	$1,703,471
See accompanying notes to unaudited interim consolidated financial statements.

	For the Six Months Ended March 31, 2020
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2019	$3,323	$1,734,154	$(764,589)	$(44,417)	$837,662	$(69,379)	$1,696,754
Net income	—	—	—	—	42,899	—	42,899
Other comprehensive income (loss), net of tax	—	—	—	—	—	(61,484)	(61,484)
ESOP shares allocated or committed to be released	—	2,061	—	2,166	—	—	4,227
Compensation costs for equity incentive plans	—	2,349	—	—	—	—	2,349
Purchase of treasury stock (20,500 shares)	—	—	(378)	—	—	—	(378)
Treasury stock allocated to equity incentive plan	—	959	(2,756)	—	—	—	(1,797)
Dividends paid to common shareholders ($0.55 per common share)	—	—	—	—	(27,406)	—	(27,406)
Balance at March 31, 2020	$3,323	$1,739,523	$(767,723)	$(42,251)	$853,155	$(130,863)	$1,655,164

	For the Six Months Ended March 31, 2021
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2020	$3,323	$1,742,714	$(767,649)	$(40,084)	$865,514	$(131,965)	$1,671,853
Cumulative effect from changes in accounting principle, net of tax[1]	—	—	—	—	(35,763)	—	(35,763)
Net income	—	—	—	—	48,011	—	48,011
Other comprehensive income (loss), net of tax	—	—	—	—	—	44,362	44,362
ESOP shares allocated or committed to be released	—	1,736	—	2,167	—	—	3,903
Compensation costs for equity incentive plans	—	3,113	—	—	—	—	3,113
Treasury stock allocated to equity incentive plan	—	(4,882)	1,242	—	—	—	(3,640)
Dividends paid to common shareholders ($0.56 per common share)	—	—	—	—	(28,368)	—	(28,368)
Balance at March 31, 2021	$3,323	$1,742,681	$(766,407)	$(37,917)	$849,394	$(87,603)	$1,703,471
1Related to ASU 2016-13 adopted October 1, 2020.
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Six Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,011	$42,899
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	7,016	6,576
Depreciation and amortization	20,307	14,488
Deferred income taxes	386	(182)
Provision (release) for credit losses	(6,000)	3,000
Net gain on the sale of loans	(25,354)	(6,063)
Net gain on sale of commercial property	—	(4,257)
Other net (gains) losses	393	(513)
Proceeds from sales of loans held for sale	31,784	27,392
Loans originated for sale	(35,932)	(25,577)
Increase in bank owned life insurance contracts	(3,714)	(3,128)
Net decrease (increase) in interest receivable and other assets	4,690	(7,748)
Net increase in accrued expenses and other liabilities	2,346	15,650
Net cash provided by operating activities	43,933	62,537
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,666,100)	(1,969,056)
Principal repayments on loans	2,547,258	1,282,921
Proceeds from principal repayments and maturities of:
Securities available for sale	176,272	102,096
Proceeds from sale of:
Loans	510,191	300,042
Real estate owned	206	1,165
Premises, equipment and other Assets	71	23,512
Purchases of:
Bank-owned life insurance	(70,000)	—
FHLB stock	(25,990)	(34,000)
Securities available for sale	(150,271)	(86,962)
Premises and equipment	(1,024)	(1,484)
Other	2,533	494
Net cash provided by (used in) investing activities	323,146	(381,272)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	12,857	321,427
Net decrease in borrowers' advances for insurance and taxes	(17,428)	(10,103)
Net increase (decrease) in principal and interest owed on loans serviced	205	(4,187)
Net increase (decrease) in short-term borrowed funds	(225,235)	163,176
Proceeds from long-term borrowed funds	—	250,000
Repayment of long-term borrowed funds	(2,793)	(233,206)
Cash collateral/settlements received from (provided to) derivative counterparties	64,690	(101,417)
Purchase of treasury shares	—	(414)
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(3,640)	(1,797)
Dividends paid to common shareholders	(28,368)	(27,406)
Net cash (used in) provided by financing activities	(199,712)	356,073
NET INCREASE IN CASH AND CASH EQUIVALENTS	167,367	37,338
CASH AND CASH EQUIVALENTS—Beginning of period	498,033	275,143
CASH AND CASH EQUIVALENTS—End of period	$665,400	$312,481
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$53,186	$74,937
Cash paid for interest on borrowed funds	8,427	36,312
Cash paid for income taxes	9,056	1,649
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	41	1,751
Transfer of loans from held for investment to held for sale	513,446	295,790
Treasury stock issued for stock benefit plans	(4,987)	960
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of March 31, 2021, approximately 81% of the Company’s outstanding shares were owned by the federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial condition of the Company at March 31, 2021, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
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
The Company has determined that all recently issued accounting pronouncements that have not yet been adopted will not have a material impact on the Company's consolidated financial statements or do not apply to its operations.
Effective October 1, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology referred to as the CECL methodology. Refer to NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES for additional details.
Effective October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent amendments related to the ASU (collectively, “Topic 606”). The core principle of the guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Neither the new standard, nor any of the related amendments, resulted in a material change from our previous accounting for revenue because a significant amount of the Company’s revenue streams such as interest income, are not within the scope of Topic 606. Three of the Company's revenue streams within scope of Topic 606 are the sales of REO, interchange income and deposit account and other transaction-based service fee income. Those streams are immaterial and therefore quantitative information regarding these streams is not disclosed.

2.EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing basic earnings per share, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At March 31, 2021 and 2020, respectively, the ESOP held 3,791,721 and 4,225,061 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended March 31,
	2021			2020
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$23,009			$17,257
Less: income allocated to restricted stock units	401			382
Basic earnings per share:
Income available to common shareholders	$22,608	276,716,978	$0.08	$16,875	275,835,243	$0.06
Diluted earnings per share:
Effect of dilutive potential common shares		1,876,325			2,266,086
Income available to common shareholders	$22,608	278,593,303	$0.08	$16,875	278,101,329	$0.06

	For the Six Months Ended March 31,
	2021			2020
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$48,011			$42,899
Less: income allocated to restricted stock units	813			798
Basic earnings per share:
Income available to common shareholders	$47,198	276,464,037	$0.17	$42,101	275,706,011	$0.15
Diluted earnings per share:
Effect of dilutive potential common shares		1,827,601			2,284,242
Income available to common shareholders	$47,198	278,291,638	$0.17	$42,101	277,990,253	$0.15

    The following is a summary of outstanding stock options that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive. There were no restricted or performance stock units that are excluded because of anti-dilution for the periods presented.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Options to purchase shares	—	—	442,900	—

3.INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below. Accrued interest in the periods presented is $947 and $1,121 as of March 31, 2021 and September 30, 2020, respectively, and is reported in accrued interest receivable on the unaudited CONSOLIDATED STATEMENTS OF CONDITION.

	March 31, 2021
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$411,664	$4,231	$(794)	$415,101
Fannie Mae certificates	5,701	220	(1)	5,920
Total	$417,365	$4,451	$(795)	$421,021

	September 30, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$441,419	$6,043	$(259)	$447,203
Fannie Mae certificates	5,965	270	—	6,235
Total	$447,384	$6,313	$(259)	$453,438

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at March 31, 2021 and September 30, 2020, were as follows:

	March 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$119,910	$780	$1,211	$14	$121,121	$794
Fannie Mae certificates	150	1	—	—	150	1
Total	$120,060	$781	$1,211	$14	$121,271	$795

	September 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$105,566	$259	$—	$—	$105,566	$259
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

Since the decline in value is attributable to changes in market interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities for the time periods necessary to recover the amortized cost, the Company expects to receive all contractual cash flows from these investments. Therefore, no allowance for credit losses is recorded with respect to securities as of March 31, 2021.

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans held for investment consist of the following:

	March 31, 2021	September 30, 2020
Real estate loans:
Residential Core	$10,468,976	$10,774,845
Residential Home Today	69,845	75,166
Home equity loans and lines of credit	2,141,168	2,232,236
Construction	57,013	47,985
Real estate loans	12,737,002	13,130,232
Other loans	2,482	2,581
Add (deduct):
Deferred loan expenses, net	44,422	42,459
Loans in process	(34,529)	(25,273)
Allowance for credit losses on loans	(67,749)	(46,937)
Loans held for investment, net	$12,681,628	$13,103,062
Loans are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses. Accrued interest in the periods presented is $32,108 and $35,513 as of March 31, 2021 and September 30, 2020, respectively, and is reported in accrued interest receivable on the unaudited CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. As of March 31, 2021 and September 30, 2020, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio was 54% and 56%, respectively, and the percentage held in Florida was 18% and 17%, respectively. As of March 31, 2021 and September 30, 2020, home equity loans and lines of credit were concentrated in the states of Ohio (29% as of both dates), Florida (20% and 19%, respectively), and California (15% and 16%, respectively).
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
As of March 31, 2021, some of our borrowers have experienced unemployment or reduced income as a result of the COVID-19 global pandemic and have requested some type of loan payment forbearance. At March 31, 2021 and September 30, 2020, respectively, active forbearance plans offered to borrowers affected by COVID-19 totaled $64,205 and $165,642, of which $6,485 and $15,623 are classified as troubled debt restructurings due to either their classification as a TDR prior to the

COVID-19 forbearance or not meeting the criteria to be exempt from TDR classification. Forbearance plans allow borrowers experiencing temporary financial hardship to defer a limited number of payments to a later point in time and are initially offered for a three-month period, which may be extended for borrowers that continue to be affected by COVID-19. The majority of active COVID-19 forbearance plans have been extended to at least 12 months with a weighted average term of 10.7 months.
The following table summarizes, as of March 31, 2021 and September 30, 2020, for each portfolio by geographic location, active forbearance plans by amortized cost and as a percent of total loans. The majority of our Home Today forbearance portfolio is secured by properties located in Ohio and therefore was not segregated by geographic location.

	March 31, 2021	Forbearance plans as % of respective Portfolio	September 30, 2020	Forbearance plans as % of respective Portfolio
Real estate loans:
Residential Core
Ohio	$18,863		$45,926
Florida	12,697		38,804
Other	21,224		56,107
Total	52,784	0.50%	140,837	1.31%
Total Residential Home Today	2,731	3.93%	5,391	7.21%
Home equity loans and lines of credit
Ohio	861		2,352
Florida	2,503		6,298
California	2,672		4,974
Other	2,654		5,790
Total	8,690	0.40%	19,414	0.86%
Total real estate loans in active forbearance plans	$64,205	0.50%	$165,642	1.26%

The following table summarizes, as of March 31, 2021, the amortized cost of active forbearance plans according to the month during which the payment deferrals are currently scheduled to end. Forbearance plan term extensions are available, upon request.

Month ending	Total
April 30, 2021	$30,794
May 31, 2021	9,366
June 30, 2021	12,909
July 31, 2021	4,153
August 31, 2021	3,863
September 30, 2021	3,002
October 31, 2021	118
Total active forbearance plans	$64,205

A COVID-19 forbearance plan is generally resolved through payment in full at termination of the forbearance; through a non-TDR repayment plan, where a portion of the forbearance is paid in addition to the original contractual payment over 12 months or less; or through a non-TDR capitalization, where the total of forborne payments are added to the principal balance of the account, either with or without an extension of the maturity date. If additional concessions are required beyond resolving the forbearance, the account will be considered for further modification in a troubled debt restructuring. At March 31, 2021 and September 30, 2020, there were $1,855 and $1,609 of residential mortgages and $222 and $116 equity loans and lines of credit, respectively, in short-term repayment plans and $80,826 and $31,467 of residential mortgages and $6,831 and $0 equity loans and lines of credit, respectively, whose forbearance amounts were capitalized, subsequent to COVID-19 forbearance plans, that did not require TDR classification. The amortized cost of loan modifications eligible for TDR relief, including non-TDR forbearance plans, subsequent non-TDR repayment plans and non-TDR modifications, including capitalization, was $151,321 and $194,601 at March 31, 2021 and September 30, 2020, respectively. At March 31, 2021 and September 30, 2020, forbearance plans that have subsequently required further modification in a troubled debt restructuring total $4,512 and $1,306, respectively.

Real estate loans in COVID-19 forbearance plans and those that are subsequently placed in non-TDR short-term repayment plans are reported as current and accruing when they are current in accordance with their revised contractual terms and were less than 30 days past due as of the implementation date of the relief program, March 13, 2020, per the revised interagency statement, or not more than 30 days past due as of December 31, 2019 per the CARES Act. Otherwise, the delinquency and resulting accrual status of these loans are determined by the lowest number of days the loan was past due on either the two aforementioned measurement dates (March 13, 2020 or December 31, 2019) or, considering the loan's revised contractual terms, the current reporting date. The uncertain and potentially tumultuous impact of COVID-19 on the economic and housing markets, as well as the risk profiles of accounts in COVID-19 forbearance plans granted by the Company, were considered in the determination of the allowance for credit losses as of March 31, 2021, as described later in this footnote.
An aging analysis of the amortized cost in loan receivables that are past due at March 31, 2021 and September 30, 2020 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
March 31, 2021
Real estate loans:
Residential Core	$2,950	$1,970	$11,425	$16,345	$10,471,027	$10,487,372
Residential Home Today	957	834	1,914	3,705	65,751	69,456
Home equity loans and lines of credit	1,278	612	5,105	6,995	2,160,995	2,167,990
Construction	—	—	—	—	22,077	22,077
Total real estate loans	5,185	3,416	18,444	27,045	12,719,850	12,746,895
Other loans	—	—	—	—	2,482	2,482
Total	$5,185	$3,416	$18,444	$27,045	$12,722,332	$12,749,377

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2020
Real estate loans:
Residential Core	$4,543	$2,344	$9,958	$16,845	$10,774,323	$10,791,168
Residential Home Today	1,406	651	2,480	4,537	70,277	74,814
Home equity loans and lines of credit	1,521	1,064	4,260	6,845	2,252,155	2,259,000
Construction	—	—	—	—	22,436	22,436
Total real estate loans	7,470	4,059	16,698	28,227	13,119,191	13,147,418
Other loans	—	—	—	—	2,581	2,581
Total	$7,470	$4,059	$16,698	$28,227	$13,121,772	$13,149,999

At March 31, 2021, reported delinquencies above include $255, $135 and $588 of active COVID-19 forbearance plans and subsequent short-term repayment plans in 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. At September 30, 2020, reported delinquencies above include $1,125, $353 and $1,361 of active COVID-19 forbearance plans and subsequent short-term repayment plans in 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. The remaining balance of active COVID-19 forbearance and subsequent short-term repayment plans are reported as current. As forbearance plans expire, those borrowers that do not enter subsequent workout plans or repay the deferred amounts in full are reported as 90 days or more past due.

At March 31, 2021 and September 30, 2020, real estate loans include $4,576 and $6,479, respectively, of loans that were in the process of foreclosure. Pursuant to the CARES Act and extensions by the Federal Housing Administration, most foreclosure proceedings are deferred until June 30, 2021 or later.
Loans are placed in non-accrual status when they are contractually 90 days or more past due. The number of days past due is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment. Loans with a partial charge-off are placed in non-accrual and will remain in non-accrual status until, at a minimum, the loss is recovered. Loans restructured in TDRs that were in non-accrual status prior to the restructurings and loans with forbearance plans that were subsequently restructured are reported in non-accrual status for a minimum of six months after restructuring. Loans restructured in TDRs with a high debt-to-income ratio at the time of modification are placed in non-accrual status for a minimum of 12 months. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status.
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no allowance for credit losses (ACL) describes non-accrual loans which have no quantitative or individual valuation allowance, primarily because they have already been collaterally reviewed and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. Balances are adjusted for deferred loan fees and expenses. There are no loans 90 or more days past due and still accruing at March 31, 2021 or September 30, 2020.

	March 31, 2021		September 30, 2020
	Non-accrual with No ACL	Total Non-accrual	Total Non-accrual
Real estate loans:
Residential Core	$28,735	$31,066	$31,823
Residential Home Today	8,810	9,292	10,372
Home equity loans and lines of credit	10,508	12,234	11,174
Total non-accrual loans	$48,053	$52,592	$53,369
At March 31, 2021 and September 30, 2020, respectively, the amortized cost in non-accrual loans includes $34,148 and $36,835 which are performing according to the terms of their agreement, of which $18,843 and $20,334 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
Interest on loans in accrual status is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income no later than 90 days past due and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $225 and $445, and $297 and $584 for the three and six months ended March 31, 2021 and March 31, 2020, respectively. At March 31, 2021 and September 30, 2020, the balance of accrued interest receivable includes $1,644 and $2,540 of unpaid interest on active COVID-19 forbearance plans, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a TDR that has not met minimum payment requirements, a loan with a partial charge-off, an equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. While the Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio, it could be affected by the duration and depth of the impact from COVID-19. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for mainly three or five years then resets annually, subject to various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial one, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $5,014,178 and $5,122,266 at March 31, 2021 and September 30, 2020, respectively.
Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At both March 31, 2021 and September 30, 2020, approximately 12% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 77.5%. Appropriate adjustments have been made to the Company’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Company's owned residential portfolio covered by mortgage insurance provided by PMIC as of March 31, 2021 and September 30, 2020, respectively, was $17,681 and $20,649, of which $16,488 and $19,681 was current. The amount of loans in the Company's owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of March 31, 2021 and September 30, 2020, respectively, was $9,729 and $12,381, of which $9,392 and $12,381 was current. As of March 31, 2021, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claim payments in accordance with its contractual obligations and the Company has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
Loans held for sale include loans originated within the parameters of programs established by Fannie Mae, for sale to Fannie Mae, and loans originated for the held for investment portfolio that are later identified for sale. During the three and six months ended March 31, 2021 and March 31, 2020, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At March 31, 2021 and September 30, 2020, respectively, mortgage loans held for sale totaled $63,441 and $36,871. During the three and six months ended March 31, 2021, the principal balance of loans sold was $223,971 and $517,468, respectively, including $24,509 in contracts pending settlement. During the three and six months ended March 31, 2020, the principal balance of loans sold was $114,730 and $224,202, respectively, with no contracts pending settlement.
Home equity loans and lines of credit, which are comprised primarily of home equity lines of credit, represent a significant portion of the residential real estate portfolio and include monthly principal and interest payments throughout the entire term. Once the draw period on lines of credit has expired, the accounts are included in the home equity loan balance. The full credit exposure on home equity lines of credit is secured by the value of the collateral real estate at the time of origination. The impact of COVID-19 on employment, the general economy and, potentially, housing prices may adversely affect credit performance within the home equity loans and lines of credit portfolio.
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
•For all classes of loans in a TDR forbearance plan, original payments are greater than 150 days past due;
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
•For all classes of loans, a forbearance plan has been extended greater than 12 months; and
•For all classes of loans, it becomes evident that a loss is probable.

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
At March 31, 2021, individually evaluated loans that required an allowance were comprised only of loans evaluated for credit losses based on the present value of cash flows, such as performing TDRs, and, prior to October 1, 2020, loans with an indication of further deterioration in the fair value of the property not yet supported by a full review and collateral evaluation. All other individually evaluated loans received a charge-off, if applicable. At March 31, 2021 and September 30, 2020, respectively, allowances on individually reviewed loans evaluated for credit losses (IVAs) included those based on the present value of cash flows, such as performing TDRs, were 12,731 and $12,830, and quantitative allowances on loans with further deterioration in the fair value of the property not yet supported by a full review were $0 and $20.
Initial concessions granted for loans restructured as TDRs may include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also may occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company. The amortized cost in TDRs by category as of March 31, 2021 and September 30, 2020 is shown in the tables below.

March 31, 2021	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$31,908	$22,401	$14,951	$69,260
Residential Home Today	13,577	14,917	2,946	31,440
Home equity loans and lines of credit	28,582	3,404	2,051	34,037
Total	$74,067	$40,722	$19,948	$134,737

September 30, 2020	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$32,095	$22,689	$16,021	$70,805
Residential Home Today	15,023	15,315	3,113	33,451
Home equity loans and lines of credit	31,679	2,954	2,411	37,044
Total	$78,797	$40,958	$21,545	$141,300
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
For all TDRs restructured during the three and six months ended March 31, 2021 and March 31, 2020 (set forth in the tables below), the pre-restructured outstanding amortized cost was not materially different from the post-restructured outstanding amortized cost.
New TDRs increased during recent periods presented due to forbearance plan extensions that do not qualify for TDR suspension and subsequent modifications on loans with forbearance plans, but were outpaced by paydowns, payoffs and refinances as total TDRs continued to decrease. The following tables set forth the amortized cost in TDRs restructured during the periods presented.

	For the Three Months Ended March 31, 2021
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$3,051	$970	$534	$4,555
Residential Home Today	162	613	17	792
Home equity loans and lines of credit	218	513	37	768
Total	$3,431	$2,096	$588	$6,115

	For the Three Months Ended March 31, 2020
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$1,714	$354	$452	$2,520
Residential Home Today	322	581	273	1,176
Home equity loans and lines of credit	447	72	35	554
Total	$2,483	$1,007	$760	$4,250

	For the Six Months Ended March 31, 2021
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$5,159	$1,487	$911	$7,557
Residential Home Today	191	1,076	110	1,377
Home equity loans and lines of credit	362	776	87	1,225
Total	$5,712	$3,339	$1,108	$10,159

	For the Six Months Ended March 31, 2020
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$2,513	$2,024	$779	$5,316
Residential Home Today	587	1,330	311	2,228
Home equity loans and lines of credit	697	446	274	1,417
Total	$3,797	$3,800	$1,364	$8,961

The tables below summarize information about TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the periods presented.

	For the Three Months Ended March 31,
	2021		2020
TDRs That Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Residential Core	3	$421	18	$2,265
Residential Home Today	7	241	12	557
Home equity loans and lines of credit	1	22	7	640
Total	11	$684	37	$3,462

	For the Six Months Ended March 31,
	2021		2020
TDRs That Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Residential Core	3	$421	18	$2,265
Residential Home Today	7	241	13	612
Home equity loans and lines of credit	3	92	8	664
Total	13	$754	39	$3,541

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

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2021	2020	2019	2018	2017	Prior	Cost Basis	To Term	Total
March 31, 2021
Real estate loans:
Residential Core
Pass	$1,525,707	$2,050,984	$942,551	$1,050,298	$1,218,071	$3,652,542	$—	$—	$10,440,153
Special Mention	—	—	111	920	334	1,260	—	—	2,625
Substandard	—	1,845	1,618	2,351	1,971	36,809	—	—	44,594
Total Residential Core	1,525,707	2,052,829	944,280	1,053,569	1,220,376	3,690,611	—	—	10,487,372
Residential Home Today (1)
Pass	—	—	—	—	—	58,369	—	—	58,369
Substandard	—	—	—	—	—	11,087	—	—	11,087
Total Residential Home Today	—	—	—	—	—	69,456	—	—	69,456
Home equity loans and lines of credit
Pass	24,154	18,354	17,111	15,892	13,999	$8,636	1,892,825	160,900	2,151,871
Special Mention	—	64	14	—	—	11	844	480	1,413
Substandard	—	—	110	29	140	33	2,995	11,399	14,706
Total Home equity loans and lines of credit	24,154	18,418	17,235	15,921	14,139	8,680	1,896,664	172,779	2,167,990
Construction
Pass	6,947	14,135	—	—	—	—	—	—	21,082
Special Mention	995	—	—	—	—	—	—	—	995
Total Construction	7,942	14,135	—	—	—	—	—	—	22,077
Total real estate loans
Pass	1,556,808	2,083,473	959,662	1,066,190	1,232,070	3,719,547	1,892,825	160,900	12,671,475
Special Mention	995	64	125	920	334	1,271	844	480	5,033
Substandard	—	$1,845	$1,728	$2,380	$2,111	$47,929	$2,995	$11,399	$70,387
Total real estate loans	$1,557,803	$2,085,382	$961,515	$1,069,490	$1,234,515	$3,768,747	$1,896,664	$172,779	$12,746,895
(1) No new originations of Home Today loans since fiscal 2016.
The following tables provides the credit risk rating by portfolio as of the date presented.

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2020
Real estate loans:
Residential Core	$10,748,284	$3,535	$39,349	$—	$10,791,168
Residential Home Today	62,462	—	12,352	—	74,814
Home equity loans and lines of credit	2,241,434	3,057	14,509	—	2,259,000
Construction	22,436	—	—	—	22,436
Total real estate loans	$13,074,616	$6,592	$66,210	$—	$13,147,418
The home equity lines of credit converted from revolving to term loans during the three and six months ended March 31, 2021 totaled $3,055 and $5,795, respectively.
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
At March 31, 2021 and September 30, 2020, respectively, $87,364 and $92,439 of TDRs individually evaluated for credit loss have adequately performed under the terms of the restructuring and are classified as Pass loans. At March 31, 2021 and September 30, 2020, respectively, $2,625 and $3,535 of loans classified Special Mention are residential mortgage loans purchased which were current and performing at the time of purchase. These loans are designated Special Mention due to the absence of mortgage insurance coverage and potentially weaker repayment prospects when compared with the Company's originated residential Core portfolio.

Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At March 31, 2021 and September 30, 2020, no other loans were graded as non-performing.

The Company adopted the CECL allowance methodology as of October 1, 2020 using the modified retrospective approach, replacing the previous incurred loss methodology. The allowance for credit losses now represents the estimate of lifetime loss in our loan portfolio and unfunded loan commitments. An allowance is established using relevant available information, relating to past events, current conditions and supportable forecasts. The Company utilizes loan level regression models with forecasted economic data to derive the probability of default and loss given default factors. These factors are used to calculate the loan level credit loss over a 24-month period with an immediate reversion to historical mean loss rates for the remaining life of the loans.

Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors are recognized when forecasted economic data used in the model differs from management's view or contains significant unobservable changes within a short period, particularly when those changes are directionally positive. Identifiable model limitations may also lead to qualitative adjustments. For the three and six months ended March 31, 2021, a qualitative adjustment was made to the allowance for credit losses to align forecasted model results with management's view of the future. The published economic forecasts were more optimistic than management felt was appropriate due to the continued uncertainty in the economy related to the COVID-19 pandemic. A qualitative adjustment was also made to reflect the expected recovery of loan amounts previously charged off, beyond what the model is able to project. This adjustment resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. Adjustments are evaluated quarterly based on current facts and circumstances.

Activity in the allowance for credit losses by portfolio segment is summarized as follows. See Note 11. LOAN COMMITMENTS AND CONTINGENT LIABILITIES for further details on the allowance for unfunded commitments.

	For the Three Months Ended March 31, 2021
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$46,351	$88	$(408)	$515	$46,546
Residential Home Today	(568)	(489)	(199)	551	(705)
Home equity loans and lines of credit	23,752	(3,417)	(764)	1,665	21,236
Construction	755	(83)	—	—	672
Total real estate loans	$70,290	$(3,901)	$(1,371)	$2,731	$67,749
Total Unfunded Loan Commitments (1)	$22,052	$(99)	$—	$—	$21,953
Total Allowance for Credit Losses	$92,342	$(4,000)	$(1,371)	$2,731	$89,702
(1) Total allowance for unfunded loan commitments is recorded in other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION (unaudited) and primarily relates to undrawn home equity lines of credit.

	For the Three Months Ended March 31, 2020
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$18,312	$(837)	$(472)	$364	$17,367
Residential Home Today	4,232	407	(229)	660	5,070
Home equity loans and lines of credit	14,744	6,429	(612)	1,384	21,945
Construction	4	1	—	—	5
Total real estate loans	$37,292	$6,000	$(1,313)	$2,408	$44,387

	For the Six Months Ended March 31, 2021
	Beginning Balance	Adoption of ASU 2016-13	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$22,381	$23,927	$(268)	$(469)	$975	$46,546
Residential Home Today	5,654	(5,217)	(1,808)	(308)	974	(705)
Home equity loans and lines of credit	18,898	5,258	(4,366)	(1,448)	2,894	21,236
Construction	4	127	541	—	—	672
Total real estate loans	$46,937	$24,095	$(5,901)	$(2,225)	$4,843	$67,749
Total Unfunded Loan Commitments (1)	$—	$22,052	$(99)	$—	$—	$21,953
Total Allowance for Credit Losses	$46,937	$46,147	$(6,000)	$(2,225)	$4,843	$89,702
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

September 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment (YTD)	Interest Income Recognized (YTD)
With no related IVA recorded:
Residential Core	$41,164	$53,957	$—	$42,643	$1,405
Residential Home Today	11,963	30,603	—	12,364	204
Home equity loans and lines of credit	13,989	18,617	—	16,259	321
Total	$67,116	$103,177	$—	$71,266	$1,930
With an IVA recorded:
Residential Core	$38,036	$38,103	$6,963	$40,492	$1,172
Residential Home Today	22,298	22,272	2,085	23,247	1,086
Home equity loans and lines of credit	27,767	27,809	3,802	27,842	663
Total	$88,101	$88,184	$12,850	$91,581	$2,921
Total impaired loans:
Residential Core	$79,200	$92,060	$6,963	$83,135	$2,577
Residential Home Today	34,261	52,875	2,085	35,611	1,290
Home equity loans and lines of credit	41,756	46,426	3,802	44,101	984
Total	$155,217	$191,361	$12,850	$162,847	$4,851

5.DEPOSITS
Deposit account balances are summarized as follows:

	March 31, 2021	September 30, 2020
Checking accounts	$1,112,459	$996,682
Savings accounts, excluding money market accounts	1,195,755	1,106,243
Money market accounts	563,659	520,422
Certificates of deposit	6,364,416	6,599,139
	9,236,289	9,222,486
Accrued interest	2,122	3,068
Total deposits	$9,238,411	$9,225,554
Brokered certificates of deposit (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $572,430 at March 31, 2021 and $553,860 at September 30, 2020. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at March 31, 2021 and September 30, 2020, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
Federal Home Loan Bank borrowings at March 31, 2021 are summarized in the table below.

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$2,750,154	0.22%
13 to 24 months	955	1.00%
25 to 36 months	250,000	1.70%
37 to 48 months	275,000	1.69%
49 to 60 months	—	—%
Over 60 months	16,169	1.67%
Total FHLB Advances	3,292,278	0.46%
Accrued interest	1,439
Total	$3,293,717
For the six month periods ending March 31, 2021 and March 31, 2020 net interest expense related to Federal Home Loan Bank short-term borrowings was $25,836 and $28,430, respectively.
Through the use of interest rate swaps discussed in Note 13. DERIVATIVE INSTRUMENTS, $2,750,000 of FHLB advances included in the table above as maturing in 12 months or less, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

	Amount	Swap Adjusted Weighted Average Rate
Effective maturity:
12 months or less	$675,000	1.58%
13 to 24 months	650,000	1.92%
25 to 36 months	100,000	1.04%
37 to 48 months	450,000	1.54%
49 to 60 months	500,000	2.01%
Over 60 months	375,000	2.25%
Total FHLB Advances under swap contracts	$2,750,000	1.80%

During fiscal year 2020, $115,000 of FHLB advances and $100,000 of swap contracts related to those advances, with original maturity dates in fiscal 2023, were terminated, resulting in the immediate recognition of $8,905 of interest expense and prepayment related fees. The weighted average interest rate, including the impact of the swap contracts, on those advances repaid was 2.92%.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	March 31, 2021				March 31, 2020
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$3,321	$(103,007)	$(21,887)	$(121,573)	$758	$(29,710)	$(21,847)	$(50,799)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $7,413 and $(21,567)	(485)	25,281	—	24,796	9,253	(90,388)	—	(81,135)
Amounts reclassified, net of tax expense (benefit) of $2,454 and $285	—	8,708	466	9,174	—	619	452	1,071
Other comprehensive income (loss)	(485)	33,989	466	33,970	9,253	(89,769)	452	(80,064)
Balance at end of period	$2,836	$(69,018)	$(21,421)	$(87,603)	$10,011	$(119,479)	$(21,395)	$(130,863)

	For the Six Months Ended				For the Six Months Ended
	March 31, 2021				March 31, 2020
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$4,694	$(114,306)	$(22,353)	$(131,965)	$(2,165)	$(44,915)	$(22,299)	$(69,379)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $7,939 and $(16,545)	(1,858)	27,726	—	25,868	12,176	(74,416)	—	(62,240)
Amounts reclassified, net of tax expense (benefit) of $4,947 and $201	—	17,562	932	18,494	—	(148)	904	756
Other comprehensive income (loss)	(1,858)	45,288	932	44,362	12,176	(74,564)	904	(61,484)
Balance at end of period	$2,836	$(69,018)	$(21,421)	$(87,603)	$10,011	$(119,479)	$(21,395)	$(130,863)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended March 31,		For the Six Months Ended March 31,		Line Item in the Consolidated Statements of Income
	2021	2020	2021	2020
Cash flow hedges:
Interest (income) expense	$11,023	$784	$22,231	$(187)	Interest expense
Net income tax effect	(2,315)	(165)	(4,669)	39	Income tax expense
Net of income tax expense (benefit)	8,708	619	17,562	(148)

Amortization of defined benefit plan:
Actuarial loss	605	572	1,210	1,144	(a)
Net income tax effect	(139)	(120)	(278)	(240)	Income tax expense
Net of income tax expense (benefit)	466	452	932	904

Total reclassifications for the period	$9,174	$1,071	$18,494	$756

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
The Company’s combined federal and state effective income tax rate was 19.7% and 14.6% for the six months ended March 31, 2021 and March 31, 2020, respectively. The increase in the effective tax rate is primarily due to the impact of a CARES Act provision, which permitted a carry back of net tax operating losses to years taxed at higher rates, and resulted in a tax benefit of $2.8 million during the six months ended March 31, 2020. This is slightly offset by an increase in permanent tax benefits from BOLI contracts, as $70,000 of additional premiums were placed during the six months ended March 31, 2021. Additionally, there was an increase in excess tax benefits associated with equity compensation during the six months ended March 31, 2021 compared to the six months ended March 31, 2020.

The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit (LIHTC). The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the six months ended March 31, 2021 and March 31, 2020.

9.    DEFINED BENEFIT PLAN
The Third Federal Savings Retirement Plan (the “Plan”) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. Effective December 31, 2011, the Plan was amended to freeze future benefit accruals for participants in the Plan. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, and those eligible participants who no longer receive service credits under the Plan, participate in a separate tier of the Company’s defined contribution 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan) through December 31, 2011. The funding policy of the Plan is consistent with the funding requirements of U.S. federal and other governmental laws and regulations. In the three and six months ended March 31, 2021, a settlement adjustment was recognized as a result of lump sum payments from the Plan exceeding the interest costs for the period.

The components of net periodic cost recognized in other non-interest expense in the UNAUDITED CONSOLIDATED STATEMENTS OF INCOME are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Interest cost	$609	$700	$1,218	$1,399
Expected return on plan assets	(1,175)	(1,163)	(2,351)	(2,326)
Amortization of net loss	605	572	1,210	1,144
Recognized net loss due to settlement	407	—	407	—
Net periodic cost	$446	$109	$484	$217
There were no required minimum employer contributions during the six months ended March 31, 2021. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2021.

10.    EQUITY INCENTIVE PLAN
In December 2020, 433,850 restricted stock units were granted to certain directors, officers and managers of the Company and 59,900 performance share units were granted to certain officers of the Company. During the six months ended March 31, 2021, there were 8,064 performance shares earned and added to those granted in December 2018, according to the targeted performance formula. The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Stock option expense	$—	$134	$68	$322
Restricted stock units expense	1,104	799	2,334	1,659
Performance share units expense	443	$227	711	368
Total stock-based compensation expense	$1,547	$1,160	$3,113	$2,349
At March 31, 2021, 3,017,600 shares were subject to options, with a weighted average exercise price of $14.24 per share and a weighted average grant date fair value of $2.57 per share. At March 31, 2021, 521,466 restricted stock units and 184,264 performance share units with a weighted average grant date fair value of $17.68 and $17.45 per unit, respectively, are unvested. Expected future compensation expense relating to the 1,287,214 restricted stock units and 184,264 performance share units outstanding as of March 31, 2021 is $6,870 over a weighted average period of 2.4 years and $1,174 over a weighted average period of 2.0 years, respectively. Each unit is equivalent to one share of common stock.

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
Off-balance sheet commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in assets on the CONSOLIDATED STATEMENTS OF CONDITION. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. The Company generally uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance related to off-balance sheet commitments is recorded in other liabilities in the CONSOLIDATED STATEMENTS OF CONDITION. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES for discussion on credit loss methodology. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Company since the time the commitment was made.
At March 31, 2021, the Company had commitments to originate loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$377,323	$1,514
Adjustable-rate mortgage loans	173,605	718
Equity loans and lines of credit	225,796	2,286
Total	$776,724	$4,518
At March 31, 2021, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Equity lines of credit	$2,897,742	$17,013
Construction loans	34,529	422
Total	$2,932,271	$17,435
At March 31, 2021, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $2,911,838.
At March 31, 2021 and September 30, 2020, the Company had $27,016 and $36,078, respectively, in commitments to securitize and sell mortgage loans.
At March 31, 2021 and September 30, 2020, the Company had $20,000 and $0, respectively, in commitments to issue brokered certificates of deposit.

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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At March 31, 2021 and September 30, 2020, respectively, there were $24,509 and $36,078 of loans held for sale, all of which were current, with unpaid principal balances of $23,987 and $34,179, subject to pending agency contracts for which the fair value option was elected. Included in the net gain on the sale of loans is $797 for both the three and six months ending March 31, 2021 and $0 for both the three and six months ending March 31, 2020, respectively, related to the changes during the period in fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.

Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2021 and September 30, 2020, respectively, this includes $421,021 and $453,438 of investments in U.S. government obligations including highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At March 31, 2021 and September 30, 2020, there were $24,509 and $36,078, respectively, of loans held for sale measured at fair value and $38,932 and $793, respectively, of loans held for sale carried at cost. Interest income on mortgage loans held for sale is recorded in interest income on loans.
Collateral-dependent Loans—Collateral-dependent loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated using a fair value measurement, such as the fair value of the underlying collateral. Credit loss is measured using a market approach based on the fair value of the collateral, less estimated costs to dispose, for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment. These conditions are described more fully in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES. To calculate the credit loss of collateral-dependent loans, the fair market values of the collateral, estimated using exterior appraisals in the majority of instances, are reduced by calculated estimated costs to dispose, derived from historical experience and recent market conditions. Any indicated credit loss is recognized by a charge to the allowance for credit losses. Subsequent increases in collateral values or principal pay downs on loans with recognized credit loss could result in a collateral-dependent loan being carried below its fair value. When no credit loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. The amortized cost of loans individually evaluated for credit loss based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The range and weighted average impact of estimated costs to dispose on fair values is determined at the time of credit loss or when additional credit loss is recognized and is included in quantitative information about significant unobservable inputs later in this note.
Loans held for investment that have been restructured in TDRs, are performing according to the restructured terms of the loan agreement and not evaluated based on collateral are individually evaluated for credit loss using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At March 31, 2021 and September 30, 2020, respectively, this included $89,077 and $94,495 in amortized cost of TDRs with related allowances for loss of $12,731 and $12,830.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at March 31, 2021 and September 30, 2020 were $0 and $185, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At March 31, 2021 and September 30, 2020, these adjustments were not significant to reported fair values. At March 31, 2021 and September 30, 2020, respectively, $0 and $213 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values, less estimated costs to dispose of these properties. Real estate owned, included in Other assets in the CONSOLIDATED STATEMENTS OF CONDITION, includes estimated costs to dispose of $0 and $28 related to properties measured at fair value and no properties carried at their original or adjusted cost basis at March 31, 2021 and September 30, 2020.
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
Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at March 31, 2021 and September 30, 2020 are summarized below. There were no liabilities carried at fair value on a recurring basis at March 31, 2021.

		Recurring Fair Value Measurements at Reporting Date Using
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$415,101	$—	$415,101	$—
Fannie Mae certificates	5,920	—	5,920	—
Mortgage loans held for sale	24,509	—	24,509	—
Derivatives:
Interest rate lock commitments	821	—	—	821
Forward commitments for the sale of mortgage loans	47	—	47	—
Total	$446,398	$—	$445,577	$821

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMIC's	$447,203	$—	$447,203	$—
Fannie Mae certificates	6,235	—	6,235	—
Mortgage loans held for sale	36,078	—	36,078	—
Derivatives:
Interest rate lock commitments	1,194	—	—	1,194
Total	$490,710	$—	$489,516	$1,194

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$134	$—	$134	$—
Total	$134	$—	$134	$—
The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Beginning balance	$1,231	$54	$1,194	$44
(Loss)/Gain during the period due to changes in fair value:
Included in other non-interest income	(410)	538	(373)	548
Ending balance	$821	$592	$821	$592
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$821	$592	$821	$592
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$66,045	$—	$—	$66,045

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$60,702	$—	$—	$60,702
Real estate owned(1)	213	—	—	213
Total	$60,915	$—	$—	$60,915
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

	Fair Value
	March 31, 2021	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$66,045	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	34%	5.2%

Interest rate lock commitments	$821	Quoted Secondary Market pricing	Closure rate	0	-	100%	69.2%

	Fair Value
	September 30, 2020	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$60,702	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	34%	6.0%

Interest rate lock commitments	$1,194	Quoted Secondary Market pricing	Closure rate	0	-	100%	69.7%
The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	March 31, 2021
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$23,424	$23,424	$23,424	$—	$—
Interest earning cash equivalents	641,976	641,976	641,976	—	—
Investment securities available for sale	421,021	421,021	—	421,021	—
Mortgage loans held for sale	63,441	63,659	—	63,659	—
Loans, net:
Mortgage loans held for investment	12,679,146	12,947,267	—	—	12,947,267
Other loans	2,482	2,482	—	—	2,482
Federal Home Loan Bank stock	162,783	162,783	N/A	—	—
Accrued interest receivable	33,055	33,055	—	33,055	—
Cash collateral received from or held by counterparty	36,085	36,085	36,085	—	—
Derivatives	868	868	—	47	821
Liabilities:
Checking and passbook accounts	$2,871,873	$2,871,873	$—	$2,871,873	$—
Certificates of deposit	6,366,538	6,481,572	—	6,481,572	—
Borrowed funds	3,293,717	3,313,503	—	3,313,503	—
Borrowers’ advances for insurance and taxes	94,108	94,108	—	94,108	—
Principal, interest and escrow owed on loans serviced	46,100	46,100	—	46,100	—

	September 30, 2020
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$25,270	$25,270	$25,270	$—	$—
Interest earning cash equivalents	472,763	472,763	472,763	—	—
Investment securities available for sale	453,438	453,438	—	453,438	—
Mortgage loans held for sale	36,871	36,926	—	36,926	—
Loans, net:
Mortgage loans held for investment	13,100,481	13,299,261	—	—	13,299,261
Other loans	2,581	2,594	—	—	2,594
Federal Home Loan Bank stock	136,793	136,793	N/A	—	—
Accrued interest receivable	36,634	36,634	—	36,634	—
Cash collateral received from or held by counterparty	41,824	41,824	41,824	—	—
Derivatives	1,194	1,194	—	—	1,194
Liabilities:
Checking and passbook accounts	$2,623,347	$2,623,347	$—	$2,623,347	$—
Certificates of deposit	6,602,207	6,739,561	—	6,739,561	—
Borrowed funds	3,521,745	3,550,120	—	3,550,120	—
Borrowers’ advances for insurance and taxes	111,536	111,536	—	111,536	—
Principal, interest and escrow owed on loans serviced	45,895	45,895	—	45,895	—
Derivatives	134	134	—	134	—
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

13.    DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At March 31, 2021 and September 30, 2020, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 2.7 years and 3.0 years and weighted average fixed-rate interest payments of 1.80% and 1.76%, respectively.
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at March 31, 2021.
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

	March 31, 2021		September 30, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$250,000	$—	$—	$—
Other Liabilities	2,500,000	—	2,975,000	—
Total cash flow hedges: Interest rate swaps	$2,750,000	$—	$2,975,000	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$31,551	$821	$21,755	$1,194
Forward Commitments for the sale of mortgage loans
Other Assets	26,494	47	—	—
Other Liabilities	—	—	34,179	(134)
Total derivatives not designated as hedging instruments	$58,045	$868	$55,934	$1,060

The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

		Three Months Ended		Six Months Ended
	Location of Gain or (Loss)	March 31,		March 31,
	Recognized in Income	2021	2020	2021	2020
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$32,834	$(114,416)	$36,205	$(94,198)
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	(11,023)	(784)	(22,231)	187

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$(410)	$538	$(373)	$548
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	47	—	(162)	—

The Company estimates that $41,424 of the amounts reported in AOCI will be reclassified as a debit to interest expense during the twelve months ending March 31, 2022.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. At March 31, 2021 and September 30, 2020, there was $36,085 and $41,824, respectively, included in other assets related to initial margin requirements held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. As of October 16, 2020, the price alignment interest (PAI) is discounted based on the US Secured Overnight Rate (SOFR), replacing the Federal Funds Rate. At transition, the Company received three basis swaps which were concurrently sold as part of a mandatory re-hedging process with no material impact to net income. This change in the price alignment interest discount is part of an initiative to establish a more risk-free rate.

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
•We supported our associates and their families by providing a one-time after tax bonus of $1,500 to each associate in December 2020.
•All associates working at branches and operation centers are safely distanced and working in contained areas for safety. Onsite associates have received additional benefits to recognize their commitment to the organization and our customers.
•We are hosting MetroHealth drive-through COVID-19 vaccinations at our corporate campus in May 2021 for the public and our associates.
•Through March 31, 2021, there were 2,154 customers, representing $264.0 million of loans, who have been helped by COVID-19 related forbearance plans. As a result of payoffs and customer resolutions, there were 439 customers, representing $64.2 million of loans, or 0.51% of total loans, remaining in COVID-19 forbearance plans as of March 31, 2021.
•We continue to support recovery in the community as the Third Federal Foundation made a commitment to provide a $1.1 million lead gift to University Settlement to support a new $20 million development in the North Broadway neighborhood near our headquarters that will offer more than 80 new units of affordable housing.
•Continuation of strong credit quality and capital levels to support operations during all economic environments and our commitment to paying an attractive dividend.
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
Controlling Our Interest Rate Risk Exposure. Historically, our greatest risk has been our exposure to changes in interest rates. When we hold longer-term, fixed-rate assets, funded by liabilities with shorter-term re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding longer-term, fixed-rate mortgage assets primarily by maintaining regulatory capital in excess of levels required to be well capitalized, by promoting adjustable-rate loans and shorter-term fixed-rate loans, by marketing home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate, by opportunistically extending the duration of our funding sources and selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. The decision to extend the duration of some of our funding sources through interest rate swap contracts over the past few years has also caused additional interest rate risk exposure, as the current low market interest rates are lower than the rates in effect when most of the swap contracts were executed. This rate difference is reflected in the level of cash flow hedges included in accumulated other comprehensive loss.
Levels of Regulatory Capital
At March 31, 2021, the Company’s Tier 1 (leverage) capital totaled $1.79 billion, or 12.33% of net average assets and 22.88% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.55 billion, or 10.65% of net average assets and 19.75% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Six Months Ended March 31, 2021		For the Six Months Ended March 31, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$676,723	32.8%	$600,249	45.2%
Fixed-rate production:
Terms less than or equal to 10 years	366,776	17.8%	115,289	8.7%
Terms greater than 10 years	1,019,914	49.4%	612,173	46.1%
Total fixed-rate production	1,386,690	67.2%	727,462	54.8%
Total First Mortgage Loan Originations	$2,063,413	100.0%	$1,327,711	100.0%

	March 31, 2021		September 30, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of Residential Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$5,014,178	47.6%	$5,122,266	47.2%
Fixed-rate:
Terms less than or equal to 10 years	1,381,486	13.1%	1,284,605	11.8%
Terms greater than 10 years	4,143,157	39.3%	4,443,140	41.0%
Total fixed-rate	5,524,643	52.4%	5,727,745	52.8%
Total Residential Mortgage Loans Held For Investment	$10,538,821	100.0%	$10,850,011	100.0%

The following table sets forth the balances as of March 31, 2021 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2021	$111,005
2022	628,075
2023	492,021
2024	499,464
2025	1,337,531
2026	1,946,082
Total	$5,014,178
At March 31, 2021 and September 30, 2020, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $63.4 million and $36.9 million, respectively.

Loan Portfolio Yield
    The following tables set forth the balance and interest yield as of March 31, 2021 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	March 31, 2021
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,381,486	10.8%	2.88%
Terms greater than 10 years	4,143,157	32.5%	3.74%
Total Fixed-Rate loans	5,524,643	43.3%	3.52%

ARMs	5,014,178	39.4%	2.90%
Home Equity Loans and Lines of Credit	2,141,168	16.8%	2.53%
Construction and Other Loans	59,495	0.5%	3.34%
Total Loans Receivable	$12,739,484	100.0%	3.10%

	March 31, 2021
	Balance	Fixed Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$5,725,762	$3,997,576	44.9%	3.42%
Florida	1,859,132	743,947	14.6%	3.19%
Other	2,953,927	783,120	23.2%	2.85%
Total Residential Mortgage Loans	10,538,821	5,524,643	82.7%	3.22%
Home Equity Loans and Lines of Credit
Ohio	622,855	37,922	4.9%	2.59%
Florida	425,938	28,580	3.3%	2.54%
California	317,067	15,465	2.5%	2.55%
Other	775,308	14,673	6.1%	2.47%
Total Home Equity Loans and Lines of Credit	2,141,168	96,640	16.8%	2.53%
Construction and Other Loans	59,495	59,495	0.5%	3.34%
Total Loans Receivable	$12,739,484	$5,680,778	100.0%	3.10%

Marketing Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate, which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. At March 31, 2021, the principal balance of home equity lines of credit totaled $1.87 billion. Our home equity lending is discussed in the Allowance for Credit Losses section of the Critical Accounting Policies that follows this Overview.
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
During the six months ended March 31, 2021, the balance of deposits increased $12.9 million, which included an $18.5 million increase in the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization). Additionally, during the six months ended March 31, 2021, we decreased total FHLB of Cincinnati advances by $228.0 million, including a $225.0 million decrease in 90 day advances, which were in place to support interest rate swap contracts that matured during the period. The balance of our advances from the FHLB of Cincinnati at March 31, 2021 consist solely of term advances from the FHLB of Cincinnati; and shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately four to seven years at inception. There are no remaining short-term advances not associated with interest rate swap contracts. Interest rate swaps are discussed later in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. Prior to fiscal 2010, this strategy was used to a greater extent to manage our interest rate risk, but it remains a tool available to us. The sales of first mortgage loans increased significantly during fiscal 2020 and continued into fiscal 2021, due to an increase in the number of fixed-rate refinances. At March 31, 2021, we serviced $2.25 billion of loans for others, of which $768.0 million were sold in the secondary market prior to fiscal 2010. In deciding whether to sell loans to manage interest rate risk, we also consider the level of gains to be recognized in comparison to the impact to our net interest income. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part I, Item 2. under the heading Liquidity and Capital Resources, and in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, or an extended period of a flat or inverted yield curve market persist, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. Continuous analysis and evaluation updates will be important as we monitor the impact to our borrowers as a result of the COVID-19 global pandemic. At March 31, 2021, 88% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. Per the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, the COVID-19 related forbearance plans will not generally affect the delinquency status of the loan and therefore will not undergo a specific review unless extended greater than 12 months. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy are classified as TDRs. At March 31, 2021, $17.2 million of loans in Chapter 7 bankruptcy status with no other modification to terms were included in total TDRs. At March 31, 2021, the amortized cost in non-accrual status loans included $18.8 million of performing loans in Chapter 7 bankruptcy status, of which $18.5 million were also reported as TDRs.
In an effort to limit our credit risk exposure and improve the credit performance of new customers, since 2009, we have tightened our credit criteria in evaluating a borrower's ability to successfully fulfill its repayment obligation, revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums and eliminated certain product features (such as interest-only and loans above certain LTV ratios). We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current fiscal year, the average credit score was 780, and the average LTV was 60%. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflects the higher credit standards to which we have subjected all new originations. As of March 31, 2021, loans originated prior to 2009 had a balance of $529.7 million, of which $15.0 million, or 2.8%, were delinquent, while loans originated in 2009 and after had a balance of $12.25 billion, of which $12.0 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At March 31, 2021, approximately 54.2% and 17.7% of the combined total of our Residential Core and construction loans held for investment and approximately 29.1% and 19.9% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were

79.1% in Ohio and 19.0% in Florida. Of the total mortgage and home equity loan originations for the six months ended March 31, 2021, 29.5% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern as the majority of these loans were originated under less stringent underwriting and credit standards than our Residential Core portfolio. Although we no longer originate loans under this program and the principal balance in these loans had declined to $69.8 million at March 31, 2021, and constituted only 0.6% of our total “held for investment” loan portfolio balance, they comprised 10.4% and 13.7% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At March 31, 2021, approximately 95.4% and 4.5% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At March 31, 2021, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 5.4% and 3.1%, respectively. We attempted to manage our Home Today credit risk by requiring private mortgage insurance for some loans. At March 31, 2021, 11.7% of Home Today loans included private mortgage insurance coverage. From a peak amortized cost of $306.6 million at December 31, 2007, the total amortized cost of the Home Today portfolio has declined to $69.5 million at March 31, 2021. Since the vast majority of Home Today loans were originated prior to March 2009 and we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. As part of our adoption of CECL on October 1, 2020, which includes a lifetime view of expected losses, our allowance for credit losses for the Home Today portfolio is reduced by expected future recoveries of loan amounts previously charged off. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, we have offered Fannie Mae eligible, Home Ready loans since fiscal 2016. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At March 31, 2021, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.65%. The Association's Tier 1 (leverage) capital ratio at March 31, 2021 included the negative impact of a $55 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2020. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At March 31, 2021, deposits totaled $9.24 billion (including $572.4 million of brokered CDs), while borrowings totaled $3.29 billion and borrowers’ advances and servicing escrows totaled $140.2 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At March 31, 2021, these collateral pledge support arrangements provided the Association with the ability to borrow a maximum of $7.44 billion from the FHLB of Cincinnati and $306.2 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the balance outstanding at March 31, 2021 was $4.15 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $180.4 million. Third, we have the ability to purchase overnight Fed Funds up to $360 million through various arrangements with other institutions. Fourth, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At March 31, 2021, our investment securities portfolio totaled $421.0 million. Finally, cash flows from operating activities have been a regular source of funds. During the six months ended March 31, 2021 and 2020, cash flows from operations provided $43.9 million and $62.5 million, respectively.
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
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.38% for the six months ended March 31, 2021 and 1.31% for the six months ended March 31, 2020. As of March 31, 2021, our average assets per full-time employee and our average deposits per full-time employee were $14.9 million and $9.5 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average of deposits (exclusive of brokered CDs) held at our branch offices ($234.2 million per branch office as of March 31, 2021) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

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
Allowance for Credit Losses. We provide for credit losses based on a life of loan methodology. Accordingly, all credit losses are charged to, and all recoveries are credited to, the related allowance. Additions to the allowance for credit losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating life of loan losses. We regularly review the loan portfolio and off-balance sheet exposures and make provisions (or releases) for losses in order to maintain the allowance for credit losses in accordance with U.S. GAAP. The Company adopted CECL guidance ASC Topic 326: Financial Instruments - Credit Losses on October 1, 2020. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for further discussion on CECL methodology. Our allowance for credit losses consists of three components:
(1)individual valuation allowances (IVAs) established for any loans dependent on cash flows, such as performing TDRs, and before CECL on loans individually reviewed that represents further deterioration in the fair value of the collateral not yet identified as uncollectible;
(2)general valuation allowances (GVAs) for loans, which are comprised of quantitative GVAs, which are general allowances for credit losses for each loan type based on historical loan loss experience and qualitative GVAs, which are adjustments to the quantitative GVAs, maintained to cover uncertainties that affect our estimate of expected credit losses for each loan type; and
(3)GVAs for off-balance sheet credit exposures, which are comprised of expected lifetime losses on unfunded loan commitments to extend credit where the obligations are not unconditionally cancellable.
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
As of March 31, 2021, some of our borrowers have experienced unemployment or reduced income as a result of the COVID-19 global pandemic and have requested some type of loan payment forbearance. We began offering short-term forbearance plans to borrowers affected by COVID-19 on March 13, 2020. These forbearance plans totaled $64.2 million, or 0.50% of total loans receivable, at March 31, 2021, of which $55.5 million were related to first mortgage loans and $8.7 million were related to home equity loans and lines of credit. Although we are not currently receiving payments on loans in active COVID-19 forbearance plans, the majority of these accounts are reported as current and accruing and are not currently included in the amortized cost of TDRs as the Company has elected to apply the temporary suspension of TDR requirements provided by the revised interagency statement and the CARES Act for eligible loan modifications. Further details about active COVID-19 forbearance plans and post-forbearance loan workouts can be found in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At March 31, 2021, the balance of such individual valuation allowances were $12.7 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we capture this exposure as a component of our qualitative GVA evaluation as the estimated change in the present value of cash flows on restructurings expected to subsequently restructure based on historical activity.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. As part of the adoption of CECL on October 1, 2020, we have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. Our home equity loans and lines of credit portfolio continue to comprise a significant portion of our gross charge-offs. At March 31, 2021, we had an amortized cost of $2.17 billion in home equity loans and equity lines of credit outstanding, of which $5.1 million, or 0.2% were delinquent 90 days or more.
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

	March 31, 2021			December 31, 2020
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$46,546	68.7%	82.2%	$46,351	65.9%	82.2%
Residential Home Today	(705)	(1.0)	0.6	(568)	(0.8)	0.6
Home equity loans and lines of credit	21,236	31.3	16.8	23,752	33.8	16.8
Construction	672	1.0	0.4	755	1.1	0.4
Allowance for credit losses on loans	$67,749	100.0%	100.0%	$70,290	100.0%	100.0%

	September 30, 2020			March 31, 2020
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$22,381	47.7%	82.0%	$17,367	39.1%	82.0%
Residential Home Today	5,654	12.0	0.6	5,070	11.5	0.6
Home equity loans and lines of credit	18,898	40.3	17.0	21,945	49.4	17.0
Construction	4	—	0.4	5	—	0.4
Total allowance	$46,937	100.0%	100.0%	$44,387	100.0%	100.0%
The following table sets forth activity in our allowance for credit losses segregated by geographic location for the periods indicated. The majority of our Home Today and construction loan portfolios are secured by properties located in Ohio and the balances of other loans are considered immaterial, therefore neither was segregated.

	As of and For the Three Months Ended March 31,		As of and For the Six Months Ended March 31,
	2021	2020	2021	2020
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the period)	$92,342	$37,292	$46,937	$38,913
Adoption of ASU 2016-13 for allowance for credit losses on loans			24,095
Charge-offs on real estate loans:
Residential Core
Ohio	408	472	467	746
Florida	—	—	1	196
Other	—	—	1	15
Total Residential Core	408	472	469	957
Total Residential Home Today	199	229	308	588
Home equity loans and lines of credit
Ohio	290	254	604	498
Florida	259	241	460	593
California	30	—	138	—
Other	185	117	246	266
Total Home equity loans and lines of credit	764	612	1,448	1,357
Total charge-offs	1,371	1,313	2,225	2,902
Recoveries on real estate loans:
Residential Core	515	364	975	1,174
Residential Home Today	551	660	974	1,187
Home equity loans and lines of credit	1,665	1,384	2,894	3,015
Total recoveries	2,731	2,408	4,843	5,376
Net recoveries (charge-offs)	1,360	1,095	2,618	2,474
Provision (release) for credit losses on loans	(3,901)	6,000	(5,901)	3,000
Allowance balance for loans (end of the period)	$67,749	$44,387	$67,749	$44,387

Allowance balance for credit losses on unfunded commitments (beginning of the period)	$22,052		$—
Adoption of ASU 2016-13 for allowance for credit losses on unfunded commitments			22,052
Provision (release) for credit losses on unfunded loan commitments	(99)		(99)
Allowance balance for unfunded loan commitments (end of the period)	21,953		21,953
Allowance balance for all credit losses (end of the period)	$89,702		$89,702
Ratios:
Net recoveries (charge-offs) to average loans outstanding (annualized)	0.02%	0.03%	0.04%	0.04%
Allowance for credit losses on loans to non-accrual loans at end of the period	128.82%	76.73%	128.82%	76.73%
Allowance for credit losses on loans to the total amortized cost in loans at end of the period	0.53%	0.33%	0.53%	0.33%
Net recoveries continued, totaling $2.6 million during the six months ended March 31, 2021 compared to $2.5 million during the six months ended March 31, 2020. We reported net recoveries for 16 out of the last 17 quarters, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution.
Gross charge-offs decreased and remained at relatively low levels, during the six months ended March 31, 2021 when compared to the six months ended March 31, 2020. We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of potential losses of those loans. Subject to the duration and depth of the impact from COVID-19, we expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended March 31, 2021, the total allowance for credit losses decreased $2.6 million, to $89.7 million from $92.3 million at December 31, 2020, as we recorded a $4.0 million release of credit losses. During the three months ended March 31, 2021, we recorded net recoveries of $1.4 million. Refer to the "Activity in the Allowance for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for more information.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. Changes during the three months ended March 31, 2021 in the allowance for credit loss balances are primarily related to changes in the credit for loan losses, as described below, as the allowance for credit losses on off-balance sheet remained relatively unchanged. Other than the less significant construction and other loans segments, the changes related to the significant loan segments are described as follows:

•Residential Core – The amortized cost of this segment decreased 1.8%, or $187.5 million, and its total allowance increased 0.2% or $0.1 million as of March 31, 2021 as compared to December 31, 2020. Total delinquencies decreased 3.1% to $16.3 million at March 31, 2021 from $16.9 million at December 31, 2020. Delinquencies greater than 90 days increased by 6.7% to $11.4 million at March 31, 2021 from $10.7 million at December 31, 2020. As forbearance plans expire, those borrowers that do not enter subsequent workout plans or repay the deferred amounts in full are reported as 90 days or more past due. Net recoveries were $0.1 million for the quarter ended March 31, 2021 and net charge-offs were $0.1 million for the quarter ended March 31, 2020. While economic forecasts showed fairly significant improvements this quarter, some borrowers have extended their forbearance plans greater than 12 months. The majority of these loans will be subject to collateral review and potential charge-offs next quarter. Accordingly, management did not reduce the allowance.
•Residential Home Today – The amortized cost of this segment decreased 3.2%, or $2.3 million, as we are no longer originating loans under the Home Today program. The expected net recovery position for this segment increased to $0.7 million at March 31, 2021, from $0.6 million at December 31, 2020. Total delinquencies decreased to $3.7 million at March 31, 2021 from $4.2 million at December 31, 2020. Delinquencies greater than 90 days decreased 16.2% to $1.9 million from $2.3 million at December 31, 2020. There were net recoveries of $0.4 million recorded during the current quarter and during the quarter ended March 31, 2020. This allowance reflects not only the declining portfolio balance, but the lower historical loss rates applied to the remaining balance and the higher expected recoveries related to the loans as they age. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans which is driving the current allowance balance for Home Today loans negative.
•Home Equity Loans and Lines of Credit – The amortized cost of this segment decreased 1.3%, or $28.8 million, to $2.17 billion at March 31, 2021 from $2.20 billion at December 31, 2020. The total allowance for this segment decreased by 10.6% to $21.2 million from $23.8 million at December 31, 2020. Total delinquencies for this portfolio segment decreased 1.0% to $7.0 million at March 31, 2021 as compared to $7.1 million at December 31, 2020. Delinquencies greater than 90 days increased 12.9% to $5.1 million at March 31, 2021 from $4.5 million at December 31, 2020. Similar to the Core segment above, as forbearance plans expire, those borrowers that do not enter subsequent workout plans or repay the deferred amounts in full are reported as 90 days or more past due. Net recoveries for this loan segment during the current quarter were slightly more at $0.9 million as compared to $0.8 million for the quarter ended March 31, 2020. While economic forecasts showed fairly significant improvement this quarter, continued uncertainty around the economic impacts related to COVID-19 and how quickly improvements might occur following the recent release of a vaccine, led management to maintain the allowance at a level determined using recent gross charge-off experience in this portfolio. This approach was also supported by the increase in the greater than 90 day delinquencies during the quarter and forbearance plans extended greater than 12 months subject to collateral review next quarter.

Loan Portfolio Composition
The following table sets forth the composition of the portfolio of loans held for investment, by type of loan segregated by geographic location at the indicated dates, excluding loans held for sale. The majority of our Home Today loan portfolio is secured by properties located in Ohio and the balances of other loans are immaterial. Therefore, neither was segregated by geographic location.

	March 31, 2021		December 31, 2020		September 30, 2020		March 31, 2020
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,659,112		$5,865,909		$6,020,882		$6,333,074
Florida	1,856,019		1,849,997		1,823,125		1,779,467
Other	2,953,845		2,942,254		2,930,838		3,036,297
Total Residential Core	10,468,976	82.2%	10,658,160	82.2%	10,774,845	82.0%	11,148,838	82.0%
Total Residential Home Today	69,845	0.6	72,129	0.6	75,166	0.6	80,401	0.6
Home equity loans and lines of credit
Ohio	622,855		638,210		655,867		686,604
Florida	425,938		428,972		432,301		441,711
California	317,067		327,376		349,701		382,065
Other	775,308		776,038		794,367		806,139
Total Home equity loans and lines of credit	2,141,168	16.8	2,170,596	16.8	2,232,236	17.0	2,316,519	17.0
Construction loans:
Ohio	48,895		48,134		42,430		48,300
Florida	6,622		5,695		5,019		3,257
Other	1,496		—		536		1,012
Total Construction	57,013	0.4	53,829	0.4	47,985	0.4	52,569	0.4
Other loans	2,482	—	2,637	—	2,581	—	2,700	—
Total loans receivable	12,739,484	100.0%	12,957,351	100.0%	13,132,813	100.0%	13,601,027	100.0%
Deferred loan expenses, net	44,422		42,138		42,459		44,941
Loans in process	(34,529)		(29,691)		(25,273)		(27,127)
Allowance for credit losses on loans	(67,749)		(70,290)		(46,937)		(44,387)
Total loans receivable, net	$12,681,628		$12,899,508		$13,103,062		$13,574,454

The following table summarizes vintage and FICO score by portfolio as of the period presented. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2021	2020	2019	2018	2017	Prior	Cost Basis	To Term	Total
March 31, 2021
Real estate loans:
Residential Core
<680	$21,237	$64,479	$44,162	$42,824	$49,332	$213,620	$—	$—	$435,654
680-740	264,267	315,097	130,605	158,362	154,202	462,000	—	—	1,484,533
741+	1,228,619	1,656,948	763,522	843,927	1,005,572	2,912,141	—	—	8,410,729
Unknown (1)	11,584	16,305	5,991	8,456	11,270	102,850	—	—	156,456
Total Residential Core	1,525,707	2,052,829	944,280	1,053,569	1,220,376	3,690,611	—	—	10,487,372
Residential Home Today (2)
<680	—	—	—	—	—	40,948	—	—	40,948
680-740	—	—	—	—	—	13,906	—	—	13,906
741+	—	—	—	—	—	11,031	—	—	11,031
Unknown	—	—	—	—	—	3,571	—	—	3,571
Total Residential Home Today	—	—	—	—	—	69,456	—	—	69,456
Home equity loans and lines of credit
<680	169	764	586	603	680	654	67,113	32,620	103,189
680-740	4,366	1,654	3,245	2,842	1,788	1,177	316,530	38,956	370,558
741+	19,599	15,869	13,382	12,450	10,807	6,669	1,498,107	90,333	1,667,216
Unknown	20	131	22	26	864	180	14,914	10,870	27,027
Total Home equity loans and lines of credit	24,154	18,418	17,235	15,921	14,139	8,680	1,896,664	172,779	2,167,990
Construction
680-740	1,000	885	—	—	—	—	—	—	1,885
741+	5,947	12,674	—	—	—	—	—	—	18,621
Unknown	995	—	—	—	—	—	—	—	995
Total Construction	7,942	14,135	—	—	—	—	—	—	22,077
Total net real estate loans	$1,557,803	$2,085,382	$961,515	$1,069,490	$1,234,515	$3,768,747	$1,896,664	$172,779	$12,746,895

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.

The following table summarizes vintage and LTV by portfolio as of the period presented. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2021	2020	2019	2018	2017	Prior	Cost Basis	To Term	Total
March 31, 2021
Real estate loans:
Residential Core
<80%	$1,183,718	$1,165,565	$436,865	$552,466	$712,184	$2,242,132	$—	$—	$6,292,930
80-89.9%	319,709	809,009	459,930	462,735	467,796	1,330,303	—	—	3,849,482
90-100%	21,990	78,255	47,485	38,247	40,396	114,357	—	—	340,730
>100%	—	—	—	121	—	856	—	—	977
Unknown (1)	290	—	—	—	—	2,963	—	—	3,253
Total Residential Core	1,525,707	2,052,829	944,280	1,053,569	1,220,376	3,690,611	—	—	10,487,372
Residential Home Today (2)
<80%	—	—	—	—	—	13,531	—	—	13,531
80-89.9%	—	—	—	—	—	21,872	—	—	21,872
90-100%	—	—	—	—	—	34,053	—	—	34,053
Total Residential Home Today	—	—	—	—	—	69,456	—	—	69,456
Home equity loans and lines of credit
<80%	23,638	18,008	16,552	14,750	10,588	5,752	1,771,904	111,304	1,972,496
80-89.9%	516	410	627	1,004	1,623	773	123,170	55,740	183,863
90-100%	—	—	—	57	723	866	424	630	2,700
>100%	—	—	56	110	1,205	1,277	628	785	4,061
Unknown (1)	—	—		—	—	12	538	4,320	4,870
Total Home equity loans and lines of credit	24,154	18,418	17,235	15,921	14,139	8,680	1,896,664	172,779	2,167,990
Construction
<80%	5,128	8,954	—	—	—	—	—	—	14,082
80-89.9%	1,819	5,181	—	—	—	—	—	—	7,000
Unknown (1)	995	—	—	—	—	—	—	—	995
Total Construction	7,942	14,135	—	—	—	—	—	—	22,077
Total net real estate loans	$1,557,803	$2,085,382	$961,515	$1,069,490	$1,234,515	$3,768,747	$1,896,664	$172,779	$12,746,895

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.
At March 31, 2021, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $270.1 million in home equity loans (which included $172.8 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $4.2 million in bridge loans) and $1.87 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2021. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,575,711	$528,372	0.10%	59%	49%
Florida	778,104	352,965	0.05%	56%	49%
California	681,723	271,901	0.03%	60%	56%
Other (1)	1,733,223	717,781	0.07%	63%	57%
Total home equity lines of credit in draw period	4,768,761	1,871,019	0.07%	60%	52%
Home equity lines in repayment, home equity loans and bridge loans	270,149	270,149	1.43%	64%	41%
Total	$5,038,910	$2,141,168	0.24%	60%	51%
_________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio and 5% of total loan balances.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2021. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
At March 31, 2021, 39.3% of our home equity lending portfolio was either in a first lien position (22.9%), in a subordinate (second) lien position behind a first lien that we held (13.7%) or behind a first lien that was held by a loan that we originated, sold and now service for others (2.7%). At March 31, 2021, 12.0% of our home equity line of credit portfolio in the draw period was making only the minimum payment on the outstanding line balance.
The following table sets forth by calendar origination year, the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2021. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period (3)
2010 and Prior	$628	$199	—%	20%	52%
2013	40	17	—%	79%	49%
2014	78,549	19,569	—%	58%	37%
2015	117,450	34,781	—%	58%	39%
2016	308,614	104,196	0.23%	60%	44%
2017	662,062	261,032	0.18%	59%	47%
2018	869,533	382,298	0.02%	59%	51%
2019	1,165,930	555,588	0.05%	62%	56%
2020	1,067,742	388,496	0.05%	59%	56%
2021	498,213	124,843	—%	62%	62%
Total home equity lines of credit in draw period	4,768,761	1,871,019	0.07%	60%	52%
Home equity lines in repayment, home equity loans and bridge loans	270,149	270,149	1.43%	64%	41%
Total	$5,038,910	$2,141,168	0.24%	60%	51%
________________
(1)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2021. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
(3)There are no remaining principal balances of home equity lines of credit for years 2011 and 2012. Those years are excluded from the table above.
The following table sets forth by fiscal year when the draw period expires, the principal balance of home equity lines of credit in the draw period as of March 31, 2021, segregated by the current combined LTV range.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (1)	Total
	(Dollars in thousands)
2021	$30,386	$22	$—	$22	$—	$30,430
2022	82	—	—	—	—	82
2023	17	—	—	—	—	17
2024	12,531	—	—	—	—	12,531
2025	34,707	—	—		16	34,723
2026	60,010	—	1	—	—	60,011
Post 2026	1,722,565	9,834	313	—	513	1,733,225
Total	$1,860,298	$9,856	$314	$22	$529	$1,871,019
_________________
(1)Market data necessary for stratification is not readily available.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of March 31, 2021.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$4,726,781	$1,860,298	99.5%	0.06%	60%	52%
80 - 89.9%	38,270	9,856	0.5%	0.22%	79%	81%
90 - 100%	949	314	—%	—%	74%	96%
> 100%	648	22	—%	100.0%	51%	120%
Unknown (1)	2,113	529	—%	—%	46%	(1)
	$4,768,761	$1,871,019	100.0%	0.07%	60%	52%
_________________
(1)Market data necessary for stratification is not readily available.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2021. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Delinquent Loans
The following tables set forth the amortized cost in loan delinquencies by type, segregated by geographic location and severity of delinquency as of the dates indicated. The majority of our Home Today loan portfolio is secured by properties located in Ohio and there are no other loans with delinquent balances.

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
March 31, 2021
Real estate loans:
Residential Core
Ohio	$3,559	$7,044	$10,603
Florida	1,103	2,943	4,046
Other	258	1,438	1,696
Total Residential Core	4,920	11,425	16,345
Residential Home Today	1,791	1,914	3,705
Home equity loans and lines of credit
Ohio	357	1,994	2,351
Florida	345	837	1,182
California	713	899	1,612
Other	475	1,375	1,850
Total Home equity loans and lines of credit	1,890	5,105	6,995
Total	$8,601	$18,444	$27,045

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
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
Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.14% of total net loans at March 31, 2021 and at December 31, 2020, 0.13% at September 30, 2020, and 0.12% at March 31, 2020. Total loans delinquent (i.e. delinquent 30 days or more) were 0.21% of total net loans at March 31, 2021, 0.22% at December 31, 2020, 0.21% at September 30, 2020, and 0.25% at March 31, 2020.

Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the amortized costs and categories of our non-performing assets and TDRs at the dates indicated.

	March 31, 2021	December 31, 2020	September 30, 2020	March 31, 2020
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$31,066	$29,492	$31,823	$32,960
Residential Home Today	9,292	9,891	10,372	11,231
Home equity loans and lines of credit	12,234	11,223	11,174	13,654
Total non-accrual loans (1)(2)	52,592	50,606	53,369	57,845
Real estate owned	—	102	185	2,728
Total non-performing assets	$52,592	$50,708	$53,554	$60,573
Ratios:
Total non-accrual loans to total loans	0.41%	0.39%	0.41%	0.42%
Total non-accrual loans to total assets	0.36%	0.35%	0.36%	0.39%
Total non-performing assets to total assets	0.36%	0.35%	0.37%	0.40%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$45,761	$45,844	$45,929	$48,029
Residential Home Today	22,683	23,272	23,859	24,720
Home equity loans and lines of credit	26,748	28,289	29,336	29,906
Total	$95,192	$97,405	$99,124	$102,655
_________________
(1)At March 31, 2021, December 31, 2020, September 30, 2020, and March 31, 2020, the totals include $31.8 million, $31.3 million, $35.0 million, and $37.4 million, respectively, in TDRs, which are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status or forbearance plan prior to restructuring, because of a prior partial charge off, or because all borrowers have filed Chapter 7 bankruptcy, and not reaffirmed or been dismissed.
(2)At March 31, 2021, December 31, 2020, September 30, 2020, and March 31, 2020, the totals include $7.8 million, $7.6 million, $7.2 million and $8.2 million in TDRs that are 90 days or more past due, respectively.
The gross interest income that would have been recorded during the six months ended March 31, 2021 and March 31, 2020 on non-accrual loans, if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period, was $3.6 million and $4.0 million, respectively. The interest income recognized on those loans included in net income for the six months ended March 31, 2021 and March 31, 2020 was $2.2 million and $2.6 million, respectively.
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
The table below sets forth a reconciliation of the amortized costs and categories between non-accrual loans and collateral-dependent loans at the dates indicated. The increase in other accruing collateral-dependent loans is primarily related to forbearance plans being extended past 12 months. For September 30, 2020 and March 31, 2020, the tables below set forth a reconciliation of the amortized cost and categories between non-accrual loans and impaired loans, under previously applicable GAAP.

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Non-Accrual Loans	$52,592	$50,606
Accruing Collateral-Dependent TDRs	7,828	8,157
Other Accruing Collateral-Dependent Loans	10,165	7,313
Less: Loans Collectively Evaluated	(4,540)	(4,146)
Total Collateral-Dependent loans	$66,045	$61,930

	September 30, 2020	March 31, 2020
	(Dollars in thousands)
Non-Accrual Loans	$53,369	$57,845
Accruing TDRs	99,124	102,655
Performing Impaired Loans	5,959	3,932
Less: Loans Collectively Evaluated	(3,235)	(4,391)
Total Impaired Loans	$155,217	$160,041
In response to the economic challenges facing many borrowers, we continue to restructure loans. Loan restructuring is a method used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers' loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on TDR measurement, see Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS. We had $134.7 million of TDRs (accrual and non-accrual) recorded at March 31, 2021. This was a decrease in the amortized cost of TDRs of $1.7 million, $6.6 million and $13.6 million from December 31, 2020, September 30, 2020 and March 31, 2020, respectively.

The following table sets forth the amortized cost in accrual and non-accrual TDRs, by the types of concessions granted, as of March 31, 2021. Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company.

	Initial Restructurings	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$26,512	$13,450	$5,799	$45,761
Residential Home Today	12,111	9,352	1,220	22,683
Home equity loans and lines of credit	25,232	741	775	26,748
Total	$63,855	$23,543	$7,794	$95,192
Non-Accrual, Performing
Residential Core	$3,937	$6,592	$8,677	$19,206
Residential Home Today	882	4,702	1,572	7,156
Home equity loans and lines of credit	2,211	2,088	1,106	5,405
Total	$7,030	$13,382	$11,355	$31,767
Non-Accrual, Non-Performing
Residential Core	$1,459	$2,359	$475	$4,293
Residential Home Today	584	863	154	1,601
Home equity loans and lines of credit	1,139	575	170	1,884
Total	$3,182	$3,797	$799	$7,778
Total TDRs
Residential Core	$31,908	$22,401	$14,951	$69,260
Residential Home Today	13,577	14,917	2,946	31,440
Home equity loans and lines of credit	28,582	3,404	2,051	34,037
Total	$74,067	$40,722	$19,948	$134,737
TDRs in accrual status are loans accruing interest and performing according to the terms of the restructuring. To be performing, a loan must be less than 90 days past due as of the report date. Non-accrual, performing status indicates that a loan was not accruing interest or in a forbearance plan at the time of restructuring, continues to not accrue interest and is performing according to the terms of the restructuring, but has not been current for at least six consecutive months since its restructuring, has a partial charge-off, or is being classified as non-accrual per the OCC guidance on loans in Chapter 7 bankruptcy status, where all borrowers have filed and have not reaffirmed or been dismissed. Non-accrual, non-performing status includes loans that are not accruing interest because they are greater than 90 days past due and therefore not performing according to the terms of the restructuring.
Income Taxes. Accounting for income taxes is considered a critical accounting policy due to the subjective nature of certain estimates, including the impact of tax rate changes, such as those implemented by the Tax Cuts and Jobs Act signed into law in 2017, and the impact of other tax law changes, such as those implemented by the CARES Act signed into law in March, 2020, that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At March 31, 2021, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at March 31, 2021, there is no guarantee that those assets, if any, will be recognizable in the future.
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

Comparison of Financial Condition at March 31, 2021 and September 30, 2020
Total assets decreased $177.4 million, or 1%, to $14.46 billion at March 31, 2021 from $14.64 billion at September 30, 2020. This decrease was primarily the result of loan sales and principal repayments on loans exceeding the total of new loan originations and the impact of adopting CECL, partially offset by an increase in bank owned life insurance.
Cash and cash equivalents increased $167.4 million, or 34%, to $665.4 million at March 31, 2021 from $498.0 million at September 30, 2020. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section. Balances have increased as proceeds from loan sales and principal repayments have been retained for reinvestment or use in retiring maturing liabilities.
Investment securities, all of which are classified as available for sale, decreased $32.4 million, or 7%, to $421.0 million at March 31, 2021 from $453.4 million at September 30, 2020. This decrease is a result of cash flows from security repayments and maturities exceeding purchases during the fiscal year. Pay downs on mortgage-backed securities increased due to the historically low mortgage interest rates. Investment securities decreased as $150.3 million in purchases and a $2.4 million reduction of unrealized losses were exceeded by the combined effect of $176.3 million in principal paydowns and $4.0 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the six months ended March 31, 2021. There were no sales of investment securities during the six months ended March 31, 2021.
Loans held for investment, net, decreased $421.4 million, or 3%, to $12.68 billion at March 31, 2021 from $13.10 billion at September 30, 2020. This decrease was based on a combination of a $311.2 million, or 3%, decrease in residential mortgage loans to $10.54 billion at March 31, 2021 from $10.85 billion at September 30, 2020 and a $91.1 million decrease in the balance of home equity loans and lines of credit during the six months ended March 31, 2021, as loan sales and repayments on existing loans exceeded new originations and additional draws on existing accounts. Of the total $2.06 billion first mortgage loan originations for the six months ended March 31, 2021, 80% were refinance transactions, 33% were adjustable-rate mortgages and 18% were fixed-rate mortgages with terms of 10 years or less. Total first mortgage loan originations were $1.33 billion for the six months ended March 31, 2020, of which 45% were adjustable-rate mortgages and 9% were fixed-rate mortgages with terms of 10 years or less. During the six months ended March 31, 2021, $676.7 million of three- and five-year “Smart Rate” loans were originated while $1.39 billion of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. Between September 30, 2020 and March 31, 2021, the total fixed-rate portion of the first mortgage loan portfolio decreased $203.1 million and was comprised of a decrease of $299.9 million in the balance of fixed-rate loans with original terms greater than 10 years partially offset by an increase of $96.9 million in the balance of fixed-rate loans with original terms of 10 years or less. During the six months ended March 31, 2021, $517.5 million were sold or committed to sell, which consisted of $27.5 million of agency-compliant Home Ready loans and $490.0 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans sold to Fannie Mae. During the six months ended March 31, 2021, fixed-rate, first mortgage loans were purchased with remaining unpaid principal balances totaling $17.7 million at the time of purchase.
Commitments originated for home equity lines of credit and equity and bridge loans were $823.7 million for the six months ended March 31, 2021 compared to $733.2 million for the six months ended March 31, 2020. At March 31, 2021, pending commitments to originate new home equity loans and lines of credit were $225.8 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
A credit of $4.0 million and $6.0 million was recorded to the allowance for credit losses during the three and six months ended March 31, 2021, respectively, compared to a provision of $6.0 million and $3.0 million for the three and six months ended March 31, 2020, respectively. Releases from the allowance for credit losses during the current year reflected improvements in the economic metrics used to forecast losses for the reasonable and supportable period and decreases in pandemic forbearance balances, as well as adjusting for the level of net loan recoveries recorded during the period. On October 1, 2020, the Company adopted the Current Expected Credit Loss ("CECL") methodology and recognized a $46.2 million increase to the allowance for credit losses and a related $35.8 million reduction to retained earnings, net of tax. The Company recorded $1.4 million and $2.6 million of net loan recoveries for the three and six months ended March 31, 2021, respectively, compared to $1.1 million and $2.5 million of net loan recoveries for the three and six months ended March 31, 2020, respectively. Gross loan charge-offs were $1.4 million for the quarter ended March 31, 2021 and $1.3 million for the quarter ended March 31, 2020, while loan recoveries were $2.7 million in the current quarter and $2.4 million in the prior year quarter. The allowance for credit losses was $89.7 million at March 31, 2021, compared to $92.3 million at December 31, 2020 and $46.9 million at September 30, 2020. The allowance for credits losses at both March 31, 2021 and December 31, 2020 included a $22.0 million liability for unfunded commitments, primarily undrawn equity lines of credit commitments. While actual loan charge-offs and delinquencies remained low at March 31, 2021, some borrowers have experienced unemployment or reduced income as a result of the COVID-19 pandemic. While assistance continues to be offered to our borrowers, which includes forbearance programs, an allowance to capture expected losses on these loans is accounted for within the CECL methodology. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for additional discussion.
The amount of FHLB stock owned increased $26.0 million to $162.8 million at March 31, 2021 compared to $136.8 million at September 30, 2020. FHLB stock ownership requirements dictate the amount of stock owned at any given time.
Total bank owned life insurance contracts increased $71.1 million, to $294.0 million at March 31, 2021, from $222.9 million at September 30, 2020, primarily due to $70.0 million of additional premiums placed during the quarter ended December 31, 2020.
Other assets, including prepaid expenses, decreased $10.2 million to $94.6 million at March 31, 2021 from $104.8 million at September 30, 2020. This decrease was primarily due to a $6.3 million decrease in margin requirements on matured and terminated swaps and a $2.3 million decrease in lease right of use asset, net of accumulated amortization.
Deposits increased $12.9 million, or less than 1%, to $9.24 billion at March 31, 2021 from $9.23 billion at September 30, 2020. The increase in deposits resulted primarily from a combination of an $115.8 million increase in checking accounts, an $89.5 million increase in savings accounts, and a $43.2 million increase in money market accounts. These increases were partially offset by a $253.2 million decrease in CDs, inclusive of brokered CDs, as the low current market interest rates have impacted customers' desires to maintain longer-term CDs. The balance of brokered CDs included in total deposits at March 31, 2021 was $572.4 million, an increase of $18.5 million during the six months ended March 31, 2021, compared to a balance of $553.9 million at September 30, 2020.
Borrowed funds, all from the FHLB of Cincinnati, decreased $228.0 million, or 6%, to $3.29 billion at March 31, 2021 from $3.52 billion at September 30, 2020. This decrease consisted of a $225.0 million decrease in 90-day advances that were utilized for longer term interest rate swap contracts and $2.8 million in long term advances that reached maturity during the six-month period and were not replaced. There were no new advances during the six months ended March 31, 2021. There were no other short-term advances at March 31, 2021 or September 30, 2020. The total balance of borrowed funds of $3.29 billion at March 31, 2021 consisted of no overnight and short-term advances, long-term advances of $542.3 million with a remaining weighted average maturity of approximately three years and short-term advances of $2.75 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 2.7 years. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately four to seven years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Borrowers' advances for insurance and taxes decreased by $17.4 million to $94.1 million at March 31, 2021 from $111.5 million at September 30, 2020. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.
Accrued expenses and other liabilities increased by $23.4 million to $89.0 million at March 31, 2021 from $65.6 million at September 30, 2020. The change was mainly due to a $22.0 million increase in the liability for off-balance sheet exposures on commitments to originate new loans and undrawn equity lines of credit and construction loan balances upon the October 1, 2020 adoption of CECL.
Total shareholders’ equity increased $31.6 million, or 2%, to $1.70 billion at March 31, 2021 from $1.67 billion at September 30, 2020. Activity reflects $48.0 million of net income and a $44.4 million decrease in accumulated other comprehensive loss, reduced by a $35.8 million provision to the allowance for credit losses, net of tax, at the adoption of
CECL, $28.4 million of quarterly dividends and $3.4 million of adjustments related to our stock compensation and employee stock ownership plans. The decrease in accumulated other comprehensive loss is primarily due to a net positive change in unrealized gains and losses on swap contracts. No shares of TFS common stock were repurchased during the six months ended
March 31, 2021. As a result of a July 14, 2020 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns approximately 81% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$494,161	$127	0.10%	$255,711	$771	1.21%
Mortgage-backed securities	435,847	966	0.89%	549,254	2,911	2.12%
Loans (2)	12,892,195	96,175	2.98%	13,489,277	115,203	3.42%
Federal Home Loan Bank stock	158,930	687	1.73%	104,944	641	2.44%
Total interest-earning assets	13,981,133	97,955	2.80%	14,399,186	119,526	3.32%
Noninterest-earning assets	548,229			508,440
Total assets	$14,529,362			$14,907,626
Interest-bearing liabilities:
Checking accounts	$1,062,894	296	0.11%	$874,424	370	0.17%
Savings accounts	1,724,978	760	0.18%	1,506,254	2,540	0.67%
Certificates of deposit	6,394,643	23,489	1.47%	6,672,273	34,573	2.07%
Borrowed funds	3,352,317	14,999	1.79%	3,887,648	17,005	1.75%
Total interest-bearing liabilities	12,534,832	39,544	1.26%	12,940,599	54,488	1.68%
Noninterest-bearing liabilities	306,556			232,089
Total liabilities	12,841,388			13,172,688
Shareholders’ equity	1,687,974			1,734,938
Total liabilities and shareholders’ equity	$14,529,362			$14,907,626
Net interest income		$58,411			$65,038
Interest rate spread (1)(3)			1.54%			1.64%
Net interest-earning assets (4)	$1,446,301			$1,458,587
Net interest margin (1)(5)		1.67%			1.81%
Average interest-earning assets to average interest-bearing liabilities	111.54%			111.27%
Selected performance ratios:
Return on average assets (1)		0.63%			0.46%
Return on average equity (1)		5.45%			3.98%
Average equity to average assets		11.62%			11.64%
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

General. Net income increased $5.7 million, or 33%, to $23.0 million for the quarter ended March 31, 2021 from $17.3 million for the quarter ended March 31, 2020. The increase in net income was attributable primarily to higher net gain on the sale of loans and releases from the allowance for credit losses, partially offset by a decrease in net interest income and an increased income tax provision.

Interest and Dividend Income. Interest and dividend income decreased $21.6 million, or 18%, to $98.0 million during the current quarter compared to $119.5 million during the same quarter in the prior year. The decrease in interest and dividend income occurred in most classes of interest-earning assets, with the exception of FHLB stock.
Interest income on loans decreased $19.0 million, or 16%, to $96.2 million during the current quarter compared to $115.2 million during the same quarter in the prior year. This change was attributed to a 44 basis point decrease in the average yield to 2.98% for the current quarter from 3.42% for the same quarter last year as market interest rate decreases have impacted loan yields, particularly home equity lending products that feature interest rates that reset based on the prime rate, which hasn't changed since it decreased 150 basis points in March 2020. Adding to the decline in the average yield was a $597.1 million, or a 4%, decrease in the average balance of loans to $12.89 billion for the quarter ended March 31, 2021 compared to $13.49 billion during the same quarter last year as principal repayments and loan sales exceeded new loan production.
Interest income on other interest earning cash equivalents decreased $0.7 million, or 88%, to $0.1 million during the current three months compared to $0.8 million for the three months ended March 31, 2020. The decrease was attributed to a 111 basis point decrease in the average yield partially offset by a $238.5 million increase in the average balance of other interest earning cash equivalents to $494.2 million from $255.7 million for the same three months in the prior year.
Interest income on mortgage-backed securities decreased $1.9 million to $1.0 million during the current three months compared to $2.9 million for the three months ended March 31, 2020. This decrease was attributed to a 123 basis point decrease in the average yield on mortgage-backed securities as well as a $113.5 million decrease in the average balance of mortgage-backed securities to $435.8 million for the current three months compared to $549.3 million during the same three months in the prior year.
Interest income on FHLB stock increased $0.1 million, or 7% to $0.7 million during the current three months compared to $0.6 million for the three months ended March 31, 2020. This increase was attributed to a $54.0 million increase in the average balance of FHLB stock to $158.9 million from $104.9 million for the same three months in the prior year, offset by a 71 basis point decrease in the average yield on FHLB stock. The decrease in the average yield was a result of the FHLB lowering the dividend yield on its stock in response to decreased market interest rates.
Interest Expense. Interest expense decreased $15.0 million, or 28%, to $39.5 million during the current quarter compared to $54.5 million during the quarter ended March 31, 2020. The decrease resulted from a decline in interest expense on deposits as well as borrowed funds, as advances that matured during the quarter were not replaced.
Interest expense on savings accounts decreased $1.7 million, or 67%, to $0.8 million during the current quarter from $2.5 million during the quarter ended March 31, 2020. This decline was attributable to a 49 basis point decrease in the average rate paid on savings accounts to 0.18% during the current quarter from 0.67% from the same quarter last year. Partially offsetting this decrease was a $218.7 million, or 15%, increase in the average balance of savings accounts to 1.72 billion during the current quarter compared to 1.51 billion during the same quarter of the prior year. Interest expense on CDs decreased $11.1 million, or 32%, to $23.5 million during the current quarter compared to $34.6 million during the quarter ended March 31, 2020. The decrease was attributed to a 60 basis point decrease in the average rate paid on CDs to 1.47% for the current quarter from 2.07% for the same quarter last year. There was a $277.7 million, or 4%, decrease in the average balance of CDs to $6.39 billion during the current quarter from $6.67 billion during the same quarter of the prior year. Rates were adjusted on deposits in response to changes in the rates paid by our competition. The increase in deposits was used to help fortify the balance sheet by increasing our cash position, reducing borrowed funds and funding our capital management activities, mainly dividend payments.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, decreased $2.0 million, or 12%, to $15.0 million during the current quarter compared to $17.0 million during the quarter ended March 31, 2020. This decrease was mainly attributed to a $535.3 million, or 14%, decrease in the average balance of borrowed funds to $3.35 billion during the current quarter from an average balance of $3.89 billion during the same quarter of the prior year. Funds from loan sales and loan repayments were used to reduce the outstanding balance of borrowed funds. Partially offsetting the decrease in the balance was a four basis point increase in the average rate paid on these funds to 1.79% for the current quarter from 1.75% for the same quarter last year. While market interest rates have decreased between the two periods, the average rate has increased slightly as a result of lower rate short term advances being paid down since last year, leaving the higher rate longer term advances. The use of interest rate swap contracts in prior periods to extend the duration and fix the interest rate cost of borrowed funds to help manage our interest rate risk position, has limited the ability to further reduce interest expense on borrowed funds. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $6.6 million to $58.4 million during the current quarter when compared to $65.0 million for the three months ended March 31, 2020. While the average cost of interest-bearing liabilities decreased when compared to the same period last year, this was more than offset by a decrease in the average balance of interest earning assets and a decrease in the yield on interest-earning assets. Our average interest earning assets during the current quarter decreased $418.1 million, or 3%, when compared to the quarter ended March 31, 2020. The decrease in average interest-earning assets was attributed primarily to an increase in loan sales and to a lesser extent a decrease in mortgage-backed securities, partially offset by an increase in other interest earning cash equivalents and Federal Home Loan Bank stock. In addition to the decrease in average interest earning assets was a 52 basis point decrease in the yield on those assets to 2.80% from 3.32%, as a result of market rate changes. Our interest rate spread decreased 10 basis points to 1.54% compared to 1.64% during the same quarter last year, reflecting the effect of the low interest rate environment. Our net interest margin decreased 14 basis points to 1.67% in the current quarter compared to 1.81% for the same quarter last year.
Provision for Credit Losses. We recorded a credit for loan losses of $4.0 million during the quarter ended March 31, 2021, compared to a provision for loan losses of $6.0 million during the quarter ended March 31, 2020. While there was no provision for credit losses during the current quarter, the economic impact from the COVID-19 outbreak that has led to increased unemployment and deterioration in the overall macro-economic environment continues to be closely monitored. We continue to assess the effect unemployment will have on our borrowers and the broader market, including the longer term impact to the relative values of residential properties. As delinquencies in the portfolio have been resolved through pay-offs, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. In the current quarter we recorded net recoveries of $1.4 million compared to net recoveries of $1.1 million in the quarter ended March 31, 2020. Loan loss provisions (credits) are recorded with the objective of aligning our allowance for credit losses with our current estimates of loss in the portfolio. The allowance for credit losses on loans was $67.7 million, or 0.53% of total amortized cost in loans receivable, at March 31, 2021, compared to $44.4 million or 0.33% of total amortized cost in loans receivable at March 31, 2020. The total allowance for credit losses was $89.7 million at March 31, 2021, compared to $92.3 million at December 31, 2020. The allowance for credits losses at both March 31, 2021 and December 31, 2020 included a $22.0 million liability for unfunded commitments, primarily undrawn equity lines of credit commitments. Balances of amortized costs are net of deferred fees or expenses and any applicable loans-in-process. Refer to the Critical Accounting Policies section of the Overview and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $6.8 million, or 76%, to $15.7 million during the current quarter compared to $8.9 million during the quarter ended March 31, 2020 mainly as a result of an increase in the net gain on sale of loans. Gains on the sale of loans increased $5.8 million to $8.9 million compared to $3.1 million for the same quarter in the prior year as there were $224.0 million of loan sales during the current quarter compared to $114.7 million of loan sales during the quarter ended March 31, 2020. While the loan sale gains have increased from the prior year comparable quarter, they have decreased from the $16.4 million gain recorded in the previous quarter ended December 31, 2020, as percentage gains have decreased in response to the rise in longer term market interest rates during the current quarter. The lower percentage gains on loan sales also impacts our decision on whether to to sell future loans or hold them in portfolio to improve net interest income. Additionally, the cash surrender value and death benefits from bank owned life insurance increased $1.3 million, to $3.8 million during the quarter ended March 31, 2021, from $2.5 million during the quarter ended March 31, 2020. The increase was caused by a combination of increased cash surrender value experienced on $70 million of new contracts entered into during the current fiscal year plus increased death benefit proceeds received during the quarter.
Non-Interest Expense. Non-interest expense decreased $0.8 million, or 2%, to $48.8 million during the current quarter compared to $49.6 million during the quarter ended March 31, 2020. The decrease was comprised of variances in several categories including a $0.5 million decrease in compensation expense, a $0.4 million decrease in federal insurance premiums and a $1.0 million decrease in appraisal and third party fees on equity line of credit originations, partially offset by a $1.3 million increase in marketing costs.
Income Tax Expense. The provision for income taxes increased $5.1 million to $6.3 million during the current quarter compared to $1.2 million during the quarter ended March 31, 2020 reflecting the higher level of pre-tax income during the more recent period, but also the impact of a CARES Act provision which permitted a carry back of net operating losses to years taxed at a higher rate and resulted in a tax benefit of $2.8 million during the quarter ended March 31, 2020. The provision for the current quarter included $5.1 million of federal income tax provision and $1.2 million of state income tax provision. The provision for the quarter ended March 31, 2020 included $0.6 million of federal income tax provision and $0.5 million of state income tax benefit. Our effective federal tax rate was 18.3% during the current quarter and 3.6% during the quarter ended March 31, 2020.

Comparison of Operating Results for the Six Months Ended March 31, 2021 and 2020
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Six Months Ended			Six Months Ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$485,375	$255	0.11%	$242,849	$1,720	1.42%
Mortgage-backed securities	441,696	1,953	0.88%	547,491	5,775	2.11%
Loans (2)	12,991,561	196,301	3.02%	13,365,570	230,428	3.45%
Federal Home Loan Bank stock	147,861	1,375	1.86%	103,401	1,655	3.20%
Total interest-earning assets	14,066,493	199,884	2.84%	14,259,311	239,578	3.36%
Noninterest-earning assets	536,771			498,820
Total assets	$14,603,264			$14,758,131
Interest-bearing liabilities:
Checking accounts	$1,040,353	617	0.12%	$871,198	853	0.20%
Savings accounts	1,693,536	1,674	0.20%	1,498,164	5,564	0.74%
Certificates of deposit	6,444,083	49,950	1.55%	6,589,024	69,382	2.11%
Borrowed funds	3,411,955	30,489	1.79%	3,816,909	34,556	1.81%
Total interest-bearing liabilities	12,589,927	82,730	1.31%	12,775,295	110,355	1.73%
Noninterest-bearing liabilities	341,727			252,546
Total liabilities	12,931,654			13,027,841
Shareholders’ equity	1,671,610			1,730,290
Total liabilities and shareholders’ equity	$14,603,264			$14,758,131
Net interest income		$117,154			$129,223
Interest rate spread (1)(3)			1.53%			1.63%
Net interest-earning assets (4)	$1,476,566			$1,484,016
Net interest margin (1)(5)		1.67%			1.81%
Average interest-earning assets to average interest-bearing liabilities	111.73%			111.62%
Selected performance ratios:
Return on average assets (1)		0.66%			0.58%
Return on average equity (1)		5.74%			4.96%
Average equity to average assets		11.45%			11.72%
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

General. Net income increased $5.1 million to $48.0 million for the six months ended March 31, 2021 compared to $42.9 million for the six months ended March 31, 2020. The increase in net income is primarily the result of higher net gain on the sale of loans and releases from the allowance for credit losses, partially offset by a decrease in net interest income and an increased income tax provision. Other changes include a decrease in other non-interest income and an increase in general and administrative expenses when comparing the fiscal year-to-date periods.
Interest and Dividend Income. Interest and dividend income decreased $39.7 million, or 17%, to $199.9 million during the six months ended March 31, 2021 compared to $239.6 million during the same six months in the prior year. The decrease in interest and dividend income resulted from decreases in interest income from all classes of interest-earning assets, mainly due to decreases in market interest rates.
Interest income on loans decreased $34.1 million, or 15%, to $196.3 million for the six months ended March 31, 2021 compared to $230.4 million for the six months ended March 31, 2020. This decrease was attributed mainly to a 43 basis point decrease in the average yield on loans to 3.02% for the six months ended March 31, 2021 from 3.45% for the same six months in the prior fiscal year, as well as a $374.0 million decrease in the average balance of loans to $12.99 billion for the current six months compared to $13.37 billion during the same six months in the prior fiscal year as repayments and loan sales exceeded new loan production. Overall, market interest rate decreases during the past year drove an increase in the number of loan refinances, which reduced our loan yields, as well as yields on home equity lending products that feature interest rates that reset based on the prime rate, which decreased 150 basis points in March 2020 and hasn't changed since.
Interest income on mortgage-backed securities decreased $3.8 million, or 66%, to $2.0 million during the current six months compared to $5.8 million during the six months ended March 31, 2020. This decrease was attributed to a 123 basis point decrease in the average yield on mortgage-backed securities as well as a $105.8 million decrease in the average balance of mortgage-backed securities to $441.7 million for the current six months compared to $547.5 million during the prior period.
Interest income on other interest earning cash equivalents decreased $1.4 million, or 82%%, to $0.3 million during the current six months compared to $1.7 million for the six months ended March 31, 2020. The decrease was attributed to a 131 basis point decrease in the average yield partially offset by a $242.6 million increase in the average balance of other interest earning cash equivalents to $485.4 million from $242.8 million for the same six months in the prior fiscal year.
Interest income on FHLB stock decreased $0.3 million, or 18%, to $1.4 million during the current six months compared to $1.7 million for the six months ended March 31, 2020. This decrease was attributed to a 134 basis point decrease in the average yield on FHLB stock partially offset by a $44.5 million increase in the average balance of FHLB stock to $147.9 million compared to $103.4 million for the same six months in the prior fiscal year.
Interest Expense. Interest expense decreased $27.7 million, or 25%, to $82.7 million during the current six months compared to $110.4 million during the six months ended March 31, 2020. This decrease resulted from decreases in interest expense on both deposits and borrowed funds.
Interest expense on CDs decreased $19.4 million, or 28%, to $50.0 million during the six months ended March 31, 2021 compared to $69.4 million during the six months ended March 31, 2020. The decrease was attributed primarily to a 56 basis point decrease in the average rate we paid on CDs to 1.55% during the current six months from 2.11% during the same six months last year. In addition, there was a $144.9 million, or 2%, decrease in the average balance of CDs to $6.44 billion from $6.59 billion during the same six months of the prior year. Interest expense on savings and checking accounts decreased $3.9 million and $0.3 million, respectively, to $1.7 million and $0.6 million during the six months ended March 31, 2021, compared to $5.6 million and $0.9 million for the same six-month period the prior fiscal year, respectively. Rates were adjusted downward on deposits in response to changes in market interest rates as well as to changes in the rates paid by our competitors.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, as impacted by related interest rate swap contracts, decreased $4.1 million, or 12%, to $30.5 million during the six months ended March 31, 2021 from $34.6 million during the six months ended March 31, 2020. The decrease was attributed to a two basis point decrease in the average rate paid for these funds to 1.79% during the six months ended March 31, 2021 from 1.81% for the six months ended March 31, 2020, but more importantly, there was a $405.0 million, or 11%, decrease in the average balance of borrowed funds to $3.41 billion during the current six months from $3.82 billion during the same six months of the prior fiscal year. Funding costs were lowered through a reduction in the average balance of borrowed funds, including the early termination of above-market priced FHLB advances and their related swap contracts during the quarter ended September 30, 2020. Also, cash provided by loan sales and loan principal repayments were used to pay down $225 million of scheduled maturing advances during the current fiscal year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.

Net Interest Income. Net interest income decreased $12.0 million, or 9%, to $117.2 million during the six months ended March 31, 2021 from $129.2 million during the six months ended March 31, 2020. Average interest-earning assets decreased during the current six months by $192.8 million, or 1%, when compared to the six months ended March 31, 2020. The decrease in average assets was attributed primarily to a $374.0 million decrease in the average balance of our loans as well as a $105.8 million decrease in the average balance of mortgage-backed security investments, partially offset by the growth of our interest earning cash equivalents and to a lesser extent FHLB stock. The yield on average interest earning assets decreased 52 basis points to 2.84% for the six months ended March 31, 2021 from 3.36% for the six months ended March 31, 2020. Average interest-bearing liabilities decreased $185.4 million to $12.59 billion for the six months ended March 31, 2021 compared to $12.78 billion for the six months ended March 31, 2020. Average interest-bearing liabilities experienced a 42 basis point decrease in cost, as our interest rate spread decreased 10 basis points to 1.53% compared to 1.63% during the same six months last year reflecting the challenging interest rate environment. Our net interest margin was 1.67% for the current six months and 1.81% for the same six months in the prior fiscal year.
Provision (Credit) for Credit Losses. We recorded a credit for losses on loans and off-balance sheet exposures of $6.0 million during the six months ended March 31, 2021 and a $3.0 million provision for loan losses during the six months ended March 31, 2020. In the current six months, we recorded net recoveries of $2.6 million, as compared to net recoveries of $2.5 million for the six months ended March 31, 2020. Releases from the allowance for credit losses during the current year reflected improvements in the economic metrics used to forecast losses for the reasonable and supportable period and decreases in pandemic forbearance balances, as well as adjusting for the level of net loan recoveries recorded during the period. On October 1, 2020, the Company adopted the CECL methodology and recognized a $46.2 million increase to the allowance for credit losses and a related $35.8 million reduction to retained earnings, net of tax. Gross loan charge-offs were $2.2 million for the six months ended March 31, 2020 and $2.9 million for the six months ended March 31, 2020, while loan recoveries were $4.8 million in the current six months and $5.4 million in the prior year period. The allowance for credit losses was $89.7 million at March 31, 2021, compared to $92.3 million at December 31, 2020, $46.9 million at September 30, 2020, and $44.4 million at March 31, 2020. The allowance for credits losses at both March 31, 2021 and December 31, 2020 included a $22.0 million liability for unfunded commitments, primarily undrawn equity lines of credit commitments. Our analysis of the allowance for credit losses under CECL addresses the preliminary economic impact from the COVID-19 outbreak that has led to increased unemployment and deterioration in the overall macro-economic environment. We continue to monitor the effect unemployment will have on our borrowers and the broader market, including the longer term impact to the relative values of residential properties. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Refer to the Critical Accounting Policies section of the Overview and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $16.3 million, or 78%, to $37.2 million during the six months ended March 31, 2021 compared to $20.9 million during the six months ended March 31, 2020. The increase in non-interest income was primarily due to a $19.3 million increase in the net gain on sale of loans during the most recent six months, partially offset by a decrease in other income. This increase in loan sale gains was mainly due to an increase in activity and the percentage level of gains, as there were loan sales of $517.5 million, including commitments to sell, during the six months ended March 31, 2021, compared to loan sales of $323.2 million during the six months ended March 31, 2020. A $4.3 million net gain on the sale of commercial property recognized during the six months ended March 31, 2020, caused the decrease in other income during the current period. Additionally, the cash surrender value and death benefits from bank owned life insurance increased $1.4 million, to $5.4 million during the six months ended March 31, 2021, from $4.0 million during the six months ended March 31, 2020.
Non-Interest Expense. Non-interest expense increased $3.6 million, or 4%, to $100.5 million during the six months ended March 31, 2021 compared to $96.9 million during the six months ended March 31, 2020. This increase resulted primarily from a $2.6 million increase in marketing expense and a $1.9 million increase in salary and employee benefits, partially offset by a $0.7 million decrease in federal insurance premiums. The majority of the increase in salaries and benefits was the result of a one-time $1,500 after-tax bonus paid to each associate during the first quarter of the current fiscal year, in recognition of special efforts made during the pandemic crisis. The increase in marketing expense during the current fiscal year-to-date period was more timing related, as some marketing efforts were delayed during the previous fiscal year, in response to COVID-19.
Income Tax Expense. The provision for income taxes increased $4.5 million to $11.8 million during the six months ended March 31, 2021 from $7.3 million for the six months ended March 31, 2020, reflecting the higher level of pre-tax income during the more recent period, but also the impact of a CARES Act provision which permitted a carry back of net operating losses to years taxed at a higher rate and resulted in a tax benefit of $2.8 million during the six months ended March 31, 2020. The provision for the current six months included $10.4 million of federal income tax provision and $1.4 million of state income tax provision. The provision for the six months ended March 31, 2020 included $6.5 million of federal income tax provision and $0.9 million of state income tax provision. Our effective federal tax rate was 17.8% during the six months ended March 31, 2021 and 13.1% during the six months ended March 31, 2020.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended March 31, 2021, our liquidity ratio averaged 6.4%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2021.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2021, cash and cash equivalents totaled $665.4 million, which represented an increase of 33.6% from September 30, 2020.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $421.0 million at March 31, 2021.
During the six-month period ended March 31, 2021, loan sales totaled $517.5 million, which includes sales to Fannie Mae, consisting of $490.0 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans (including $22.8 million in contracts pending settlement) and $27.5 million of loans that qualified under Fannie Mae's Home Ready initiative (including $1.1 million in contracts pending settlement). Loans originated under the Home Ready initiative are classified as “held for sale” at origination. Loans originated under non-Home Ready, Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale. At March 31, 2021, $63.4 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” of which $24.5 million were loan sale commitments outstanding at March 31, 2021, $30.3 million were non-Home Ready, Fannie Mae compliant and $8.7 million were qualified under Fannie Mae's Home Ready initiative and not yet committed for sale.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) included in the UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.
At March 31, 2021, we had $776.7 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $2.90 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of March 31, 2021 totaled $3.61 billion, or 39.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before March 31, 2022. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the six months ended March 31, 2021, we originated $2.06 billion of residential mortgage loans, and $823.7 million of commitments for home equity loans and lines of credit, while during the six months ended March 31, 2020, we originated $1.33 billion of residential mortgage loans and $733.2 million of commitments for home equity loans and lines of credit. We purchased $150.3 million of securities during the six months ended March 31, 2021, and $87.0 million during the six months ended March 31, 2020.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $12.9 million during the six months ended March 31, 2021, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $321.4 million during the six months ended March 31, 2020. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the six months ended March 31, 2021, there was an $18.5 million increase in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $572.4 million at March 31, 2021. At March 31, 2020 the balance of brokered CDs was $474.4 million. Principal and interest owed on loans serviced for others experienced a net increase of $0.2 million to $46.1 million during the six months ended March 31, 2021 compared to a net decrease of $4.2 million to $28.7 million during the six months ended March 31, 2020. During the six months ended March 31, 2021 we decreased our advances from the FHLB of Cincinnati by $228.0 million utilizing proceeds from loan sales. During the six months ended March 31, 2020, our advances from the FHLB of Cincinnati increased by $180.0 million.
In March 2021, we received a second consecutive “Needs to Improve” rating on our Community Reinvestment Act (CRA) examination covering the period ending December 31, 2019. The FHFA practice is to place member institutions in this situation on restriction. We have not received notice of this restriction as of May 6, 2021. When this restriction is established, we will not have access to FHLB long-term advances (maturities greater than one year) until our rating improves. Existing advances and future advances with less than a one year term, including 90 day advances used to facilitate longer term interest rate swap agreements, will not be affected. We expect no impact to our ability to access funding.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CD market. At March 31, 2021 we had $3.29 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at March 31, 2021, we had $572.4 million of brokered CDs. During the six months ended March 31, 2021, we had average outstanding advances from the FHLB of Cincinnati of $3.41 billion as compared to average outstanding advances of $3.82 billion during the six months ended March 31, 2020. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At March 31, 2021, we had the ability to borrow a maximum of $7.44 billion from the FHLB of Cincinnati and $306.2 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for collateral based additional borrowings beyond the outstanding balance at March 31, 2021 was $4.15 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $180.4 million.

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

The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At March 31, 2021, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of March 31, 2021, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,590,134	20.33%	$782,131	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,545,079	10.65%	725,499	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,545,079	19.75%	625,705	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,544,918	19.75%	508,385	6.50%
The capital ratios of the Company as of March 31, 2021 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,836,425	23.45%
Tier 1 (Leverage) Capital to Net Average Assets	1,791,370	12.33%
Tier 1 Capital to Risk-Weighted Assets	1,791,370	22.88%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,791,370	22.88%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2020, the Company received a $55.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its CONSOLIDATED STATEMENTS OF CONDITION but reduced the Association's reported capital ratios. At March 31, 2021, the Company had, in the form of cash and a demand loan from the Association, $218.1 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016 and repurchases began on January 6, 2017. There were 4,108,921 shares repurchased under that program between its start date and March 31, 2021. During the six months ended March 31, 2021, the Company did not repurchase any shares of its common stock. The share repurchase plan had been suspended as part of the response to COVID-19, but was reinstated in February 2021. However, the Company continues to place more emphasis on dividends in its evaluation of capital deployment.
On July 14, 2020, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.12 per share, to be declared on the Company’s common stock during the 12 months subsequent to the members’ approval (i.e., through July 14, 2021). The members approved the waiver by casting 61% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC waived its right to receive a $0.28 per share dividend payment on September 23, 2020, December 15, 2020 and March 23, 2021. Third Federal Savings, MHC is the 81% majority shareholder of the Company.
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
During the six months ended March 31, 2021, $517.5 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, to Fannie Mae on a servicing retained basis. At March 31, 2021, $63.4 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as “held for sale.” Of the agency-compliant loan sales during the six months ended March 31, 2021, $27.5 million were sold under Fannie Mae's Home Ready program, and $490.0 million were sold to Fannie Mae, as described in the next paragraph. At March 31, 2021, the principal balance of loan sales included $26.5 million in contracts pending settlement.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occur and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at March 31, 2021 was $2.75 billion. The swap portfolio's weighted average fixed pay rate was 1.80% and the weighted average remaining term was 2.7 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution's economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at March 31, 2021 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,273,327	$(482,515)	(27.48)%	9.39%	(256)
+200	1,511,981	(243,861)	(13.89)%	10.81%	(114)
+100	1,685,076	(70,766)	(4.03)%	11.72%	(23)
0	1,755,842	—	—%	11.95%	—
-100	1,673,540	(82,302)	(4.69)%	11.29%	(66)
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
The table above indicates that at March 31, 2021, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 13.89% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 4.69% decrease in EVE.

The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at March 31, 2021, with comparative information as of September 30, 2020. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 Basis Points Rate Shock)

	At March 31, 2021	At September 30, 2020
Pre-Shock EVE Ratio	11.95%	9.70%
Post-Shock EVE Ratio	10.81%	9.63%
Sensitivity Measure in basis points	(114)	(7)
Percentage Change in EVE	(13.89)%	(4.63)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which sought to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 9.26% deterioration in the Percentage Change in EVE measure at March 31, 2021 when compared to the measure at September 30, 2020. Factors contributing to this deterioration included changes in market rates, capital actions by the Association and changes due to business activity. Movement in market interest rates included an increase of three basis points for the two-year term, an increase of 66 basis points for the five-year term and an increase of 106 basis points for the ten-year term. Negatively impacting the Percentage Change in EVE was a $55.0 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.21%. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets) in comparison to the pace of the addition of duration extending funding sources. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation, in order that it might most accurately reflect our current circumstances, factors and expectations. As of March 31, 2021, we estimated that our EaR for the 12 months ending March 31, 2022 would increase by 2.99% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Association uses the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Association continues to calculate instantaneous scenarios, and as of March 31, 2021, we estimated that our EaR for the 12 months ending March 31, 2022, would increase by 2.91% in the event of an instantaneous 200 basis point increase in market interest rates.
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
Other Considerations. The EVE and EaR analyses are similar in that they both start with the same month end balance sheet amounts, weighted average coupon and maturity. The underlying prepayment, decay and default assumptions are also the same and they both start with the same month end "markets" (Treasury and Libor yield curves, etc.). From that similar starting point, the models follow divergent paths. EVE is a stochastic model using 150 different interest rate paths to compute market value at the account level for each of the categories on the balance sheet whereas EaR uses the implied forward curve to compute interest income/expense at the account level for each of the categories on the balance sheet.
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At March 31, 2021, the IRR profile as disclosed above was within our internal limits.
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

Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of March 31, 2021, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes in the "Risk Factors" previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 24, 2020 (File No. 001-33390).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)We did not repurchase any stock during the quarter ended March 31, 2021. On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The repurchase program commenced in January 2017, and in response to COVID-19, was restricted significantly in March, 2020 and suspended in April, 2020. On February 25, 2021, due to recent results and economic forecasts, the Company lifted its internal suspension. Stock price limitations in the plan has prevented any repurchases since that date. The program has 5,891,079 max number of shares that may be purchased under the plan as of March 31, 2021. The program has no expiration date.

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
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Not applicable

Item 6.
(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 6, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	May 6, 2021	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	May 6, 2021	/s/ Paul J. Huml
Paul J. Huml
Chief Financial Officer