Form 10-Q
period 2021-06-30
TFS Financial CORP
filed 2021-08-05
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of August 4, 2021, there were 280,623,861 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.9% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

ACL: Allowance for Credit Losses	FHFA: Federal Housing Finance Agency
ACT: Tax Cuts and Jobs Act	FHLB: Federal Home Loan Bank
AOCI: Accumulated Other Comprehensive Income	FICO: Fair Isaac Corporation
ARM: Adjustable Rate Mortgage	FRB-Cleveland: Federal Reserve Bank of Cleveland
ASC: Accounting Standards Codification	Freddie Mac: Federal Home Loan Mortgage Corporation
ASU: Accounting Standards Update	FRS: Board of Governors of the Federal Reserve System
Association: Third Federal Savings and Loan	GAAP: Generally Accepted Accounting Principles
Association of Cleveland	Ginnie Mae: Government National Mortgage Association
BOLI: Bank Owned Life Insurance	GVA: General Valuation Allowances
CARES Act: Coronavirus Aid, Relief and Economic Security	HPI: Home Price Index
Act	IRR: Interest Rate Risk
CDs: Certificates of Deposit	IRS: Internal Revenue Service
CECL: Current Expected Credit Losses	IVA: Individual Valuation Allowance
CFPB: Consumer Financial Protection Bureau	LIHTC: Low Income Housing Tax Credit
CLTV: Combined Loan-to-Value	LIP: Loans-in-Process
Company: TFS Financial Corporation and its	LTV: Loan-to-Value
subsidiaries	MGIC: Mortgage Guaranty Insurance Corporation
DFA: Dodd-Frank Wall Street Reform and Consumer	OCC: Office of the Comptroller of the Currency
Protection Act	OCI: Other Comprehensive Income
EaR: Earnings at Risk	PMI: Private Mortgage Insurance
EPS: Earnings per Share	PMIC: PMI Mortgage Insurance Co.
ESOP: Third Federal Employee (Associate) Stock	REMICs: Real Estate Mortgage Investment Conduits
Ownership Plan	SEC: United States Securities and Exchange Commission
EVE: Economic Value of Equity	TDR: Troubled Debt Restructuring
Fannie Mae: Federal National Mortgage Association	Third Federal Savings, MHC: Third Federal Savings
FASB: Financial Accounting Standards Board	and Loan Association of Cleveland, MHC
FDIC: Federal Deposit Insurance Corporation

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	June 30, 2021	September 30, 2020
ASSETS
Cash and due from banks	$27,410	$25,270
Other interest-earning cash equivalents	552,735	472,763
Cash and cash equivalents	580,145	498,033
Investment securities available for sale (amortized cost $416,715 and $447,384, respectively)	419,444	453,438
Mortgage loans held for sale ($152 and $36,078 measured at fair value, respectively)	6,931	36,871
Loans held for investment, net:
Mortgage loans	12,621,092	13,104,959
Other loans	2,701	2,581
Deferred loan expenses, net	43,922	42,459
Allowance for credit losses on loans	(66,435)	(46,937)
Loans, net	12,601,280	13,103,062
Mortgage loan servicing rights, net	9,094	7,860
Federal Home Loan Bank stock, at cost	162,783	136,793
Real estate owned, net	—	185
Premises, equipment, and software, net	38,676	41,594
Accrued interest receivable	32,292	36,634
Bank owned life insurance contracts	295,235	222,919
Other assets	90,821	104,832
TOTAL ASSETS	$14,236,701	$14,642,221
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$9,150,762	$9,225,554
Borrowed funds	3,142,705	3,521,745
Borrowers’ advances for insurance and taxes	66,138	111,536
Principal, interest, and related escrow owed on loans serviced	27,694	45,895
Accrued expenses and other liabilities	139,686	65,638
Total liabilities	12,526,985	12,970,368
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,623,687 and 280,150,006 outstanding at June 30, 2021 and September 30, 2020, respectively	3,323	3,323
Paid-in capital	1,745,344	1,742,714
Treasury stock, at cost; 51,695,063 and 52,168,744 shares at June 30, 2021 and September 30, 2020, respectively	(766,820)	(767,649)
Unallocated ESOP shares	(36,834)	(40,084)
Retained earnings—substantially restricted	851,073	865,514
Accumulated other comprehensive loss	(86,370)	(131,965)
Total shareholders’ equity	1,709,716	1,671,853
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,236,701	$14,642,221
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$93,584	$106,839	$289,885	$337,267
Investment securities available for sale	828	2,397	2,781	8,172
Other interest and dividend earning assets	979	722	2,609	4,097
Total interest and dividend income	95,391	109,958	295,275	349,536
INTEREST EXPENSE:
Deposits	23,461	33,064	75,702	108,863
Borrowed funds	14,852	14,015	45,341	48,571
Total interest expense	38,313	47,079	121,043	157,434
NET INTEREST INCOME	57,078	62,879	174,232	192,102
PROVISION (RELEASE) FOR CREDIT LOSSES	(1,000)	—	(7,000)	3,000
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	58,078	62,879	181,232	189,102
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,491	2,170	7,446	6,435
Net gain on the sale of loans	3,423	10,844	28,777	16,907
Increase in and death benefits from bank owned life insurance contracts	2,361	1,559	7,815	5,581
Other	1,174	749	2,580	7,276
Total non-interest income	9,449	15,322	46,618	36,199
NON-INTEREST EXPENSE:
Salaries and employee benefits	26,945	24,940	81,955	78,041
Marketing services	4,073	3,673	15,131	12,163
Office property, equipment and software	6,427	5,877	19,257	18,857
Federal insurance premium and assessments	2,139	2,800	6,852	8,187
State franchise tax	1,151	1,191	3,461	3,514
Other expenses	7,115	6,352	21,733	20,949
Total non-interest expense	47,850	44,833	148,389	141,711
INCOME BEFORE INCOME TAXES	19,677	33,368	79,461	83,590
INCOME TAX EXPENSE	3,696	6,528	15,469	13,851
NET INCOME	$15,981	$26,840	$63,992	$69,739
Earnings per share—basic and diluted	$0.06	$0.10	$0.23	$0.25
Weighted average shares outstanding
Basic	276,864,229	275,956,011	276,597,435	275,789,040
Diluted	278,931,432	277,521,881	278,492,283	277,842,653

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$15,981	$26,840	$63,992	$69,739
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (losses) on securities available for sale	(719)	(4,010)	(2,577)	8,166
Net change in cash flow hedges	1,485	(11,571)	46,773	(86,135)
Net change in defined benefit plan obligation	467	451	1,399	1,355
Total other comprehensive income (loss)	1,233	(15,130)	45,595	(76,614)
Total comprehensive income (loss)	$17,214	$11,710	$109,587	$(6,875)
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended June 30, 2020
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2020	$3,323	$1,739,523	$(767,723)	$(42,251)	$853,155	$(130,863)	$1,655,164
Net income	—	—	—	—	26,840	—	26,840
Other comprehensive income (loss), net of tax	—	—	—	—	—	(15,130)	(15,130)
ESOP shares allocated or committed to be released	—	477	—	1,084	—	—	1,561
Compensation costs for equity incentive plans	—	1,178	—	—	—	—	1,178
Treasury stock allocated to equity incentive plan	—	(175)	68	—	—	—	(107)
Dividends paid to common shareholders ($0.28 per common share)	—	—	—	—	(14,030)	—	(14,030)
Balance at June 30, 2020	$3,323	$1,741,003	$(767,655)	$(41,167)	$865,965	$(145,993)	$1,655,476

	For the Three Months Ended June 30, 2021
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2021	$3,323	$1,742,681	$(766,407)	$(37,917)	$849,394	$(87,603)	$1,703,471
Net income	—	—	—	—	15,981	—	15,981
Other comprehensive income (loss), net of tax	—	—	—	—	—	1,233	1,233
ESOP shares allocated or committed to be released	—	1,171	—	1,083	—	—	2,254
Compensation costs for equity incentive plans	—	1,202	—	—	—	—	1,202
Treasury stock allocated to equity incentive plan	—	290	(413)	—	—	—	(123)
Dividends paid to common shareholders ($0.28 per common share)	—	—	—	—	(14,302)	—	(14,302)
Balance at June 30, 2021	$3,323	$1,745,344	$(766,820)	$(36,834)	$851,073	$(86,370)	$1,709,716
See accompanying notes to unaudited interim consolidated financial statements.

	For the Nine Months Ended June 30, 2020
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2019	$3,323	$1,734,154	$(764,589)	$(44,417)	$837,662	$(69,379)	$1,696,754
Net income	—	—	—	—	69,739	—	69,739
Other comprehensive income (loss), net of tax	—	—	—	—	—	(76,614)	(76,614)
ESOP shares allocated or committed to be released	—	2,538	—	3,250	—	—	5,788
Compensation costs for equity incentive plans	—	3,527	—	—	—	—	3,527
Purchase of treasury stock (20,500 shares)	—	—	(378)	—	—	—	(378)
Treasury stock allocated to equity incentive plan	—	784	(2,688)	—	—	—	(1,904)
Dividends paid to common shareholders ($0.83 per common share)	—	—	—	—	(41,436)	—	(41,436)
Balance at June 30, 2020	$3,323	$1,741,003	$(767,655)	$(41,167)	$865,965	$(145,993)	$1,655,476

	For the Nine Months Ended June 30, 2021
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2020	$3,323	$1,742,714	$(767,649)	$(40,084)	$865,514	$(131,965)	$1,671,853
Cumulative effect from changes in accounting principle, net of tax[1]	—	—	—	—	(35,763)	—	(35,763)
Net income	—	—	—	—	63,992	—	63,992
Other comprehensive income (loss), net of tax	—	—	—	—	—	45,595	45,595
ESOP shares allocated or committed to be released	—	2,907	—	3,250	—	—	6,157
Compensation costs for equity incentive plans	—	4,315	—	—	—	—	4,315
Treasury stock allocated to equity incentive plan	—	(4,592)	829	—	—	—	(3,763)
Dividends paid to common shareholders ($0.84 per common share)	—	—	—	—	(42,670)	—	(42,670)
Balance at June 30, 2021	$3,323	$1,745,344	$(766,820)	$(36,834)	$851,073	$(86,370)	$1,709,716
1Related to ASU 2016-13 adopted October 1, 2020.
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Nine Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,992	$69,739
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	10,480	9,315
Depreciation and amortization	29,113	22,880
Deferred income taxes	(351)	1,217
Provision (release) for credit losses	(7,000)	3,000
Net gain on the sale of loans	(28,777)	(16,907)
Net gain on sale of commercial property	—	(4,257)
Other net (gains) losses	111	(470)
Proceeds from sales of loans held for sale	46,797	41,088
Loans originated for sale	(47,601)	(45,092)
Increase in bank owned life insurance contracts	(5,832)	(4,687)
Net decrease (increase) in interest receivable and other assets	7,418	(1,892)
Net increase in accrued expenses and other liabilities	53,013	17,463
Net cash provided by operating activities	121,363	91,397
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(3,764,249)	(3,142,885)
Principal repayments on loans	3,647,652	2,353,972
Proceeds from principal repayments and maturities of:
Securities available for sale	254,748	173,450
Proceeds from sale of:
Loans	640,148	563,667
Real estate owned	206	2,366
Premises, equipment and other Assets	71	23,512
Purchases of:
Bank-owned life insurance	(70,000)	—
FHLB stock	(25,990)	(34,935)
Securities available for sale	(229,862)	(133,740)
Premises and equipment	(1,235)	(2,832)
Other	3,013	358
Net cash provided by (used in) investing activities	454,502	(197,067)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(74,792)	463,727
Net decrease in borrowers' advances for insurance and taxes	(45,398)	(12,224)
Net (decrease) increase in principal and interest owed on loans serviced	(18,201)	10,284
Net decrease in short-term borrowed funds	(400,359)	(119,832)
Proceeds from long-term borrowed funds	25,000	250,000
Repayment of long-term borrowed funds	(3,681)	(274,001)
Cash collateral/settlements received from (provided to) derivative counterparties	69,801	(114,394)
Purchase of treasury shares	—	(414)
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(3,771)	(1,904)
Dividends paid to common shareholders	(42,352)	(41,436)
Net cash (used in) provided by financing activities	(493,753)	159,806
NET INCREASE IN CASH AND CASH EQUIVALENTS	82,112	54,136
CASH AND CASH EQUIVALENTS—Beginning of period	498,033	275,143
CASH AND CASH EQUIVALENTS—End of period	$580,145	$329,279
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$76,268	$108,809
Cash paid for interest on borrowed funds	12,263	48,544
Cash paid for income taxes	20,013	1,658
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	41	1,751
Transfer of loans from held for investment to held for sale	588,243	593,446
Treasury stock issued for stock benefit plans	(4,696)	784
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of June 30, 2021, approximately 81% of the Company’s outstanding shares were owned by the federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial condition of the Company at June 30, 2021, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
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
Per ASC 606, Revenue from Contracts with Customers, an entity is required to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Three of the Company's revenue streams within scope of Topic 606 are the sales of REO, interchange income and deposit account and other transaction-based service fee income. Those streams are immaterial and therefore quantitative information regarding these streams is not disclosed.

2.EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing basic earnings per share, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At June 30, 2021 and 2020, respectively, the ESOP held 3,683,386 and 4,116,726 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended June 30,
	2021			2020
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$15,981			$26,840
Less: income allocated to restricted stock units	368			422
Basic earnings per share:
Income available to common shareholders	$15,613	276,864,229	$0.06	$26,418	275,956,011	$0.10
Diluted earnings per share:
Effect of dilutive potential common shares		2,067,203			1,565,870
Income available to common shareholders	$15,613	278,931,432	$0.06	$26,418	277,521,881	$0.10

	For the Nine Months Ended June 30,
	2021			2020
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$63,992			$69,739
Less: income allocated to restricted stock units	1,181			1,220
Basic earnings per share:
Income available to common shareholders	$62,811	276,597,435	$0.23	$68,519	275,789,040	$0.25
Diluted earnings per share:
Effect of dilutive potential common shares		1,894,848			2,053,613
Income available to common shareholders	$62,811	278,492,283	$0.23	$68,519	277,842,653	$0.25

    The following is a summary of outstanding stock options that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Options to purchase shares	—	2,441,700	403,900	573,500
Restricted and performance stock units	—	55,553	—	48,265

3.INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below. Accrued interest in the periods presented is $883 and $1,121 as of June 30, 2021 and September 30, 2020, respectively, and is reported in accrued interest receivable on the unaudited CONSOLIDATED STATEMENTS OF CONDITION.

	June 30, 2021
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$411,127	$3,343	$(802)	$413,668
Fannie Mae certificates	5,588	189	(1)	5,776
Total	$416,715	$3,532	$(803)	$419,444

	September 30, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$441,419	$6,043	$(259)	$447,203
Fannie Mae certificates	5,965	270	—	6,235
Total	$447,384	$6,313	$(259)	$453,438

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at June 30, 2021 and September 30, 2020, were as follows:

	June 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$146,334	$758	$7,300	$44	$153,634	$802
Fannie Mae certificates	—	—	44	1	44	1
Total	$146,334	$758	$7,344	$45	$153,678	$803

	September 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$105,566	$259	$—	$—	$105,566	$259
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

Since the decline in value is attributable to changes in market interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities for the time periods necessary to recover the amortized cost, the Company expects to receive all contractual cash flows from these investments. Therefore, no allowance for credit losses is recorded with respect to securities as of June 30, 2021.

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	June 30, 2021	September 30, 2020
Real estate loans:
Residential Core	$10,366,651	$10,774,845
Residential Home Today	67,124	75,166
Home equity loans and lines of credit	2,159,132	2,232,236
Construction	77,484	47,985
Real estate loans	12,670,391	13,130,232
Other loans	2,701	2,581
Add (deduct):
Deferred loan expenses, net	43,922	42,459
Loans in process	(49,299)	(25,273)
Allowance for credit losses on loans	(66,435)	(46,937)
Loans held for investment, net	$12,601,280	$13,103,062
Loans are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses. Accrued interest is $31,409 and $35,513 as of June 30, 2021 and September 30, 2020, respectively, and is reported in accrued interest receivable on the unaudited CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. As of June 30, 2021 and September 30, 2020, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio was 55% and 56%, respectively, and the percentage held in Florida was 18% and 17%, respectively. As of June 30, 2021 and September 30, 2020, home equity loans and lines of credit were concentrated in the states of Ohio (29% as of both dates), Florida (20% and 19%, respectively), and California (15% and 16%, respectively).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. While the Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio, it could be affected by the duration and depth of the impact from COVID-19. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for mainly three or five years then resets annually, subject to various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $4,840,894 and $5,122,266 at June 30, 2021 and September 30, 2020, respectively.
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers and most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after September 30, 2016. Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At June 30, 2021 and September 30, 2020, approximately 11% and 12%, respectively, of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co.(PMIC), which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 77.5%. Appropriate adjustments have been made to the Company’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Company's owned residential portfolio covered by mortgage insurance provided by PMIC as of June 30, 2021 and September 30, 2020, respectively, was $16,469 and $20,649, of which $15,513 and $19,681 was current. The amount of loans in the Company's owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation (MGIC) as

of June 30, 2021 and September 30, 2020, respectively, was $8,721 and $12,381, of which $8,300 and $12,381 was current. As of June 30, 2021, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claim payments in accordance with its contractual obligations and the Company has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
Loans held for sale include loans originated within the parameters of programs established by Fannie Mae, for sale to Fannie Mae, and loans originated for the held for investment portfolio that are later identified for sale. During the three and nine months ended June 30, 2021 and June 30, 2020, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At June 30, 2021 and September 30, 2020, respectively, mortgage loans held for sale totaled $6,931 and $36,871. During the three and nine months ended June 30, 2021, the principal balance of loans sold was $116,566 and $634,034, respectively, including $152 in contracts pending settlement. During the three and nine months ended June 30, 2020, the principal balance of loans sold was $314,913 and $638,160, respectively, including $45,231 in contracts pending settlement.
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
COVID-19
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
As of June 30, 2021, some of our borrowers have experienced unemployment or reduced income as a result of the COVID-19 global pandemic and have requested some type of loan payment forbearance. At June 30, 2021 and September 30, 2020, respectively, active forbearance plans offered to borrowers affected by COVID-19 totaled $42,817 and $165,642, of which $5,311 and $15,623 are classified as troubled debt restructurings due to either their classification as a TDR prior to the COVID-19 forbearance or not meeting the criteria to be exempt from TDR classification. Forbearance plans allow borrowers experiencing temporary financial hardship to defer a limited number of payments to a later time and are initially offered for a three-month period, which may be extended for borrowers that continue to be affected by COVID-19. The majority of active COVID-19 forbearance plans have been extended to at least 12 months with a weighted average term of 12.2 months.
The following table summarizes, as of June 30, 2021 and September 30, 2020, for each portfolio by geographic location, active forbearance plans by amortized cost and as a percent of total loans. The majority of our Home Today forbearance portfolio is secured by properties located in Ohio and therefore was not segregated by geographic location.

	June 30, 2021	Forbearance plans as % of respective Portfolio	September 30, 2020	Forbearance plans as % of respective Portfolio
Real estate loans:
Residential Core
Ohio	$12,925		$45,926
Florida	6,679		38,804
Other	16,216		56,107
Total	35,820	0.34%	140,837	1.31%
Total Residential Home Today	1,230	1.84%	5,391	7.21%
Home equity loans and lines of credit
Ohio	616		2,352
Florida	1,508		6,298
California	1,994		4,974
Other	1,649		5,790
Total	5,767	0.26%	19,414	0.86%
Total real estate loans in active forbearance plans	$42,817	0.34%	$165,642	1.26%

The following table summarizes, as of June 30, 2021, the amortized cost of active forbearance plans according to the month during which the payment deferrals are currently scheduled to end. Forbearance plan term extensions are available, upon request.

Month ending	Total
July 31, 2021	$18,424
August 31, 2021	9,089
September 30, 2021	9,633
October 31, 2021	3,776
November 30, 2021	853
December 31, 2021	1,042
Total active forbearance plans	$42,817

A COVID-19 forbearance plan is generally resolved through payment in full at termination of the forbearance; through a non-TDR repayment plan, where a portion of the forbearance is paid in addition to the original contractual payment over 12 months or less; or through a non-TDR capitalization, where the total of forborne payments are added to the principal balance of the account, either with or without an extension of the maturity date. If additional concessions are required beyond resolving the forbearance, the account will be considered for further modification in a troubled debt restructuring. At June 30, 2021 and September 30, 2020, there were $1,184 and $1,609 of residential mortgages and $201 and $116 equity loans and lines of credit, respectively, in short-term repayment plans and $89,661 and $31,467 of residential mortgages and $7,877 and $0 equity loans and lines of credit, respectively, whose forbearance amounts were capitalized, subsequent to COVID-19 forbearance plans, that did not require TDR classification. The amortized cost of loan modifications eligible for TDR relief, including non-TDR forbearance plans, subsequent non-TDR repayment plans and non-TDR modifications, including capitalization, was $138,830 and $194,601 at June 30, 2021 and September 30, 2020, respectively. At June 30, 2021 and September 30, 2020, forbearance plans that have subsequently required further modification in a troubled debt restructuring total $5,818 and $1,306, respectively.

Real estate loans in COVID-19 forbearance plans and those that are subsequently placed in non-TDR short-term repayment plans are reported as current and accruing when they are current in accordance with their revised contractual terms and were less than 30 days past due as of the implementation date of the relief program, March 13, 2020, per the revised interagency statement, or not more than 30 days past due as of December 31, 2019 per the CARES Act. Otherwise, the delinquency and resulting accrual status of these loans are determined by the lowest number of days the loan was past due on either the two aforementioned measurement dates (March 13, 2020 or December 31, 2019) or, considering the loan's revised contractual terms, the current reporting date. The uncertain and potentially tumultuous impact of COVID-19 on the economic and housing markets, as well as the risk profiles of accounts in COVID-19 forbearance plans granted by the Company, were considered in the determination of the allowance for credit losses as of June 30, 2021, as described later in this footnote.
DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at June 30, 2021 and September 30, 2020 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
June 30, 2021
Real estate loans:
Residential Core	$2,833	$2,455	$10,007	$15,295	$10,369,416	$10,384,711
Residential Home Today	1,256	700	2,034	3,990	62,735	66,725
Home equity loans and lines of credit	1,237	421	4,575	6,233	2,179,828	2,186,061
Construction	—	—	—	—	27,516	27,516
Total real estate loans	5,326	3,576	16,616	25,518	12,639,495	12,665,013
Other loans	—	—	—	—	2,701	2,701
Total	$5,326	$3,576	$16,616	$25,518	$12,642,196	$12,667,714

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2020
Real estate loans:
Residential Core	$4,543	$2,344	$9,958	$16,845	$10,774,323	$10,791,168
Residential Home Today	1,406	651	2,480	4,537	70,277	74,814
Home equity loans and lines of credit	1,521	1,064	4,260	6,845	2,252,155	2,259,000
Construction	—	—	—	—	22,436	22,436
Total real estate loans	7,470	4,059	16,698	28,227	13,119,191	13,147,418
Other loans	—	—	—	—	2,581	2,581
Total	$7,470	$4,059	$16,698	$28,227	$13,121,772	$13,149,999

At June 30, 2021, reported delinquencies above include $626, $67 and $345 of active COVID-19 forbearance plans and subsequent short-term repayment plans in 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. At September 30, 2020, reported delinquencies above include $1,125, $353 and $1,361 of active COVID-19 forbearance plans and subsequent short-term repayment plans in 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. The remaining balance of active COVID-19 forbearance and subsequent short-term repayment plans are reported as current. As forbearance plans expire, those borrowers that do not enter subsequent workout plans or repay the deferred amounts in full are reported as 90 days or more past due.
At June 30, 2021 and September 30, 2020, real estate loans include $3,745 and $6,479, respectively, of loans that were in the process of foreclosure. Pursuant to the CARES Act and extensions by the Federal Housing Administration, most foreclosure proceedings are deferred until July 31, 2021 or later. The Consumer Financial Protection Bureau has amended federal mortgage servicing regulations to help ensure that borrowers have time before foreclosure to explore their options, including loan modifications and selling their homes, to prevent avoidable foreclosures.
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
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative or individual valuation allowance, primarily because they have already been collaterally reviewed and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. Balances are adjusted for deferred loan fees and expenses. There are no loans 90 or more days past due and still accruing at June 30, 2021 or September 30, 2020.

	June 30, 2021		September 30, 2020
	Non-accrual with No ACL	Total Non-accrual	Total Non-accrual
Real estate loans:
Residential Core	$27,060	$28,825	$31,823
Residential Home Today	8,236	8,817	10,372
Home equity loans and lines of credit	10,094	11,543	11,174
Total non-accrual loans	$45,390	$49,185	$53,369
At June 30, 2021 and September 30, 2020, respectively, the amortized cost in non-accrual loans includes $32,669 and $36,835 which are performing according to the terms of their agreement, of which $17,617 and $20,334 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
Interest on loans in accrual status is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income no later than 90 days past due and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $201 and $646, and $225 and $827 for the three and nine months ended June 30, 2021 and June 30, 2020, respectively. At June 30, 2021 and September 30, 2020, the balance of accrued interest receivable includes $1,243 and $2,540 of unpaid interest on active COVID-19 forbearance plans, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a TDR that has not met minimum payment requirements, a loan with a partial charge-off, an equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.

ALLOWANCE FOR CREDIT LOSSES
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
At June 30, 2021, individually evaluated loans that required an allowance were comprised only of loans evaluated for credit losses based on the present value of cash flows, such as performing TDRs, and, prior to October 1, 2020, loans with an indication of further deterioration in the fair value of the property not yet supported by a full review and collateral evaluation. All other individually evaluated loans received a charge-off, if applicable. At June 30, 2021 and September 30, 2020, respectively, allowances on individually reviewed loans evaluated for credit losses (IVAs) included those based on the present value of cash flows, such as performing TDRs, were $12,326 and $12,830, and quantitative allowances on loans with further deterioration in the fair value of the property not yet supported by a full review were $0 and $20.
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

Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors are recognized when forecasted economic data used in the model differs from management's view or contains significant unobservable changes within a short period, particularly when those changes are directionally positive. Identifiable model limitations may also lead to qualitative adjustments. For the three and nine months ended June 30, 2021, a qualitative adjustment was made to the allowance for credit losses to align forecasted model results with management's view of the future. The published economic forecasts were more optimistic than management felt was appropriate due to the continued uncertainty in the economy related to the COVID-19 pandemic. A qualitative adjustment was also made to reflect the expected recovery of loan amounts previously charged off, beyond what the model is able to project. This adjustment resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. Adjustments are evaluated quarterly based on current facts and circumstances.

Activity in the allowance for credit losses by portfolio segment is summarized as follows. See Note 11. LOAN COMMITMENTS AND CONTINGENT LIABILITIES for further details on the allowance for unfunded commitments.

	For the Three Months Ended June 30, 2021
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$46,546	$(156)	$(876)	$546	$46,060
Residential Home Today	(705)	(136)	(140)	720	(261)
Home equity loans and lines of credit	21,236	(1,811)	(587)	1,348	20,186
Construction	672	(222)	—	—	450
Total real estate loans	$67,749	$(2,325)	$(1,603)	$2,614	$66,435
Total Unfunded Loan Commitments (1)	$21,953	$1,325	$—	$—	$23,278
Total Allowance for Credit Losses	$89,702	$(1,000)	$(1,603)	$2,614	$89,713
(1) Total allowance for unfunded loan commitments is recorded in other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION (unaudited) and primarily relates to undrawn home equity lines of credit.

	For the Three Months Ended June 30, 2020
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$17,367	$2,125	$(440)	$573	$19,625
Residential Home Today	5,070	(12)	(220)	680	5,518
Home equity loans and lines of credit	21,945	(2,113)	(591)	1,175	20,416
Construction	5	—	—	—	5
Total real estate loans	$44,387	$—	$(1,251)	$2,428	$45,564

	For the Nine Months Ended June 30, 2021
	Beginning Balance	Adoption of ASU 2016-13	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$22,381	$23,927	$(424)	$(1,345)	$1,521	$46,060
Residential Home Today	5,654	(5,217)	(1,944)	(448)	1,694	(261)
Home equity loans and lines of credit	18,898	5,258	(6,177)	(2,035)	4,242	20,186
Construction	4	127	319	—	—	450
Total real estate loans	$46,937	$24,095	$(8,226)	$(3,828)	$7,457	$66,435
Total Unfunded Loan Commitments (1)	$—	$22,052	$1,226	$—	$—	$23,278
Total Allowance for Credit Losses	$46,937	$46,147	$(7,000)	$(3,828)	$7,457	$89,713
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

CLASSIFIED LOANS
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

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2021	2020	2019	2018	2017	Prior	Cost Basis	To Term	Total
June 30, 2021
Real estate loans:
Residential Core
Pass	$2,127,947	$1,927,521	$857,416	$943,980	$1,108,167	$3,324,169	$—	$—	$10,289,200
Special Mention	31,412	713	111	712	301	1,034	—	—	34,283
Substandard	—	4,085	3,973	4,333	5,838	42,999	—	—	61,228
Total Residential Core	2,159,359	1,932,319	861,500	949,025	1,114,306	3,368,202	—	—	10,384,711
Residential Home Today (1)
Pass	—	—	—	—	—	55,671	—	—	55,671
Substandard	—	—	—	—	—	11,054	—	—	11,054
Total Residential Home Today	—	—	—	—	—	66,725	—	—	66,725
Home equity loans and lines of credit
Pass	33,660	16,426	14,172	13,485	12,210	$7,315	1,924,856	142,291	2,164,415
Special Mention	—	—	13	—	—	10	2,579	474	3,076
Substandard	—	—	203	57	389	33	5,443	12,445	18,570
Total Home equity loans and lines of credit	33,660	16,426	14,388	13,542	12,599	7,358	1,932,878	155,210	2,186,061
Construction
Pass	17,703	8,817	—	—	—	—	—	—	26,520
Special Mention	996	—	—	—	—	—	—	—	996
Total Construction	18,699	8,817	—	—	—	—	—	—	27,516
Total real estate loans
Pass	2,179,310	1,952,764	871,588	957,465	1,120,377	3,387,155	1,924,856	142,291	12,535,806
Special Mention	32,408	713	124	712	301	1,044	2,579	474	38,355
Substandard	—	$4,085	$4,176	$4,390	$6,227	$54,086	$5,443	$12,445	$90,852
Total real estate loans	$2,211,718	$1,957,562	$875,888	$962,567	$1,126,905	$3,442,285	$1,932,878	$155,210	$12,665,013
(1) No new originations of Home Today loans since fiscal 2016.
The following tables provides the credit risk rating by portfolio as of the date presented.

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2020
Real estate loans:
Residential Core	$10,748,284	$3,535	$39,349	$—	$10,791,168
Residential Home Today	62,462	—	12,352	—	74,814
Home equity loans and lines of credit	2,241,434	3,057	14,509	—	2,259,000
Construction	22,436	—	—	—	22,436
Total real estate loans	$13,074,616	$6,592	$66,210	$—	$13,147,418
The home equity lines of credit converted from revolving to term loans during the three and nine months ended June 30, 2021 totaled $3,013 and $8,808, respectively.
Residential loans are internally assigned a grade that complies with the guidelines outlined in the OCC’s Handbook for Rating Credit Risk. Pass loans are assets well protected by the current paying capacity of the borrower. Special Mention loans have a potential weakness, as evaluated based on delinquency status or nature of the product, that the Company deems to deserve management’s attention and may result in further deterioration in their repayment prospects and/or the Company’s credit position. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Also included in Substandard are performing home equity loans and lines of credit where the customer has a severely delinquent first mortgage to which the performing home equity loan or line of credit is subordinate and all loans in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed. Loss loans are considered uncollectible and are charged off when identified. Loss loans are of such little value that their continuance as bankable assets is not warranted even though partial recovery may be effected in the future.
At June 30, 2021 and September 30, 2020, respectively, $84,036 and $92,439 of TDRs individually evaluated for credit loss have adequately performed under the terms of the restructuring and are classified as Pass loans. At June 30, 2021 and September 30, 2020, respectively, $34,226 and $0 of loans classified Special Mention are residential mortgage loans and home equity lines of credit identified, after origination, as being underwritten with inaccurate income documentation, that have not yet demonstrated repayment performance over a minimum period. At June 30, 2021 and September 30, 2020, respectively, $2,158 and $3,535 of loans classified Special Mention are residential mortgage loans purchased which were current and performing at the time of purchase. These loans are designated Special Mention due to the absence of mortgage insurance coverage and potentially weaker repayment prospects when compared with the Company's originated residential Core portfolio. Substandard loans increased between the periods presented primarily due to $24,320 of forbearance plans extended greater than 12 months that are considered collateral dependent and classified Substandard, for a minimum of one year, until a sustained period of repayment performance is satisfied.
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At June 30, 2021 and September 30, 2020, no other loans were graded as non-performing.
TROUBLED DEBT RESTRUCTURINGS
Initial concessions granted for loans restructured as TDRs may include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also may occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company. The amortized cost in TDRs by category as of June 30, 2021 and September 30, 2020 is shown in the tables below.

June 30, 2021	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$33,545	$21,211	$13,730	$68,486
Residential Home Today	13,091	14,309	2,789	30,189
Home equity loans and lines of credit	27,802	3,257	1,774	32,833
Total	$74,438	$38,777	$18,293	$131,508

September 30, 2020	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$32,095	$22,689	$16,021	$70,805
Residential Home Today	15,023	15,315	3,113	33,451
Home equity loans and lines of credit	31,679	2,954	2,411	37,044
Total	$78,797	$40,958	$21,545	$141,300
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

For all TDRs restructured during the three and nine months ended June 30, 2021 and June 30, 2020 (set forth in the tables below), the pre-restructured outstanding amortized cost was not materially different from the post-restructured outstanding amortized cost.
New TDRs increased during recent periods presented due to forbearance plan extensions that do not qualify for TDR suspension and subsequent modifications on loans with forbearance plans, but were outpaced by paydowns, payoffs and refinances as total TDRs continued to decrease. The following tables set forth the amortized cost in TDRs restructured during the periods presented.

	For the Three Months Ended June 30, 2021
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$3,090	$438	$535	$4,063
Residential Home Today	110	338	—	448
Home equity loans and lines of credit	969	122	163	1,254
Total	$4,169	$898	$698	$5,765

	For the Three Months Ended June 30, 2020
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$807	$946	$655	$2,408
Residential Home Today	456	302	225	983
Home equity loans and lines of credit	479	138	39	656
Total	$1,742	$1,386	$919	$4,047

	For the Nine Months Ended June 30, 2021
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$8,403	$1,697	$1,504	$11,604
Residential Home Today	300	1,311	106	1,717
Home equity loans and lines of credit	1,326	801	227	2,354
Total	$10,029	$3,809	$1,837	$15,675

	For the Nine Months Ended June 30, 2020
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$3,055	$2,953	$1,421	$7,429
Residential Home Today	1,008	1,541	530	3,079
Home equity loans and lines of credit	1,161	569	367	2,097
Total	$5,224	$5,063	$2,318	$12,605

The tables below summarize information about TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the periods presented.

	For the Three Months Ended June 30,
	2021		2020
TDRs That Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Residential Core	4	$457	14	$1,753
Residential Home Today	7	$182	10	625
Home equity loans and lines of credit	1	$46	4	326
Total	12	$685	28	$2,704

	For the Nine Months Ended June 30,
	2021		2020
TDRs That Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Residential Core	4	$457	14	$1,753
Residential Home Today	7	$181	10	625
Home equity loans and lines of credit	2	$90	6	444
Total	13	$728	30	$2,822

DISCLOSURE FOR PERIODS PRIOR TO ASU 2016-13 ADOPTION
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

September 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment (YTD)	Interest Income Recognized (YTD)
With no related IVA recorded:
Residential Core	$41,164	$53,957	$—	$42,643	$1,405
Residential Home Today	11,963	30,603	—	12,364	204
Home equity loans and lines of credit	13,989	18,617	—	16,259	321
Total	$67,116	$103,177	$—	$71,266	$1,930
With an IVA recorded:
Residential Core	$38,036	$38,103	$6,963	$40,492	$1,172
Residential Home Today	22,298	22,272	2,085	23,247	1,086
Home equity loans and lines of credit	27,767	27,809	3,802	27,842	663
Total	$88,101	$88,184	$12,850	$91,581	$2,921
Total impaired loans:
Residential Core	$79,200	$92,060	$6,963	$83,135	$2,577
Residential Home Today	34,261	52,875	2,085	35,611	1,290
Home equity loans and lines of credit	41,756	46,426	3,802	44,101	984
Total	$155,217	$191,361	$12,850	$162,847	$4,851

5.DEPOSITS
Deposit account balances are summarized as follows:

	June 30, 2021	September 30, 2020
Checking accounts	$1,123,306	$996,682
Savings accounts, excluding money market accounts	1,227,767	1,106,243
Money market accounts	563,086	520,422
Certificates of deposit	6,234,102	6,599,139
	9,148,261	9,222,486
Accrued interest	2,501	3,068
Total deposits	$9,150,762	$9,225,554
Brokered certificates of deposit (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $530,924 at June 30, 2021 and $553,860 at September 30, 2020. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at June 30, 2021 and September 30, 2020, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
Federal Home Loan Bank borrowings at June 30, 2021 are summarized in the table below.

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$2,575,017	0.21%
13 to 24 months	829	1.02%
25 to 36 months	250,000	1.70%
37 to 48 months	275,000	1.69%
49 to 60 months	26,102	1.12%
Over 60 months	14,442	1.58%
Total FHLB Advances	3,141,390	0.47%
Accrued interest	1,315
Total	$3,142,705
For the three and nine month periods ending June 30, 2021 and June 30, 2020 net interest expense related to Federal Home Loan Bank short-term borrowings was $12,559 and $38,395, and $11,070 and $39,500, respectively.
Through the use of interest rate swaps discussed in Note 13. DERIVATIVE INSTRUMENTS, $2,575,000 of FHLB advances included in the table above as maturing in 12 months or less, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

	Amount	Swap Adjusted Weighted Average Rate
Effective maturity:
12 months or less	$825,000	1.79%
13 to 24 months	350,000	2.01%
25 to 36 months	200,000	1.42%
37 to 48 months	400,000	1.33%
49 to 60 months	475,000	2.08%
Over 60 months	325,000	2.37%
Total FHLB Advances under swap contracts	$2,575,000	1.85%

During fiscal year 2020, $115,000 of FHLB advances and $100,000 of swap contracts related to those advances, with original maturity dates in fiscal 2023, were terminated, resulting in the immediate recognition of $8,905 of interest expense and prepayment related fees. The weighted average interest rate, including the impact of the swap contracts, on those advances repaid was 2.92%.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	June 30, 2021				June 30, 2020
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$2,836	$(69,018)	$(21,421)	$(87,603)	$10,011	$(119,479)	$(21,395)	$(130,863)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(2,115) and $(5,334)	(719)	(7,316)	—	(8,035)	(4,010)	(16,056)	—	(20,066)
Amounts reclassified, net of tax expense (benefit) of $2,476 and $1,313	—	8,801	467	9,268	—	4,485	451	4,936
Other comprehensive income (loss)	(719)	1,485	467	1,233	(4,010)	(11,571)	451	(15,130)
Balance at end of period	$2,117	$(67,533)	$(20,954)	$(86,370)	$6,001	$(131,050)	$(20,944)	$(145,993)

	For the Nine Months Ended				For the Nine Months Ended
	June 30, 2021				June 30, 2020
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$4,694	$(114,306)	$(22,353)	$(131,965)	$(2,165)	$(44,915)	$(22,299)	$(69,379)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $5,825 and $(21,879)	(2,577)	20,410	—	17,833	8,166	(90,472)	—	(82,306)
Amounts reclassified, net of tax expense (benefit) of $7,423 and $1,514	—	26,363	1,399	27,762	—	4,337	1,355	5,692
Other comprehensive income (loss)	(2,577)	46,773	1,399	45,595	8,166	(86,135)	1,355	(76,614)
Balance at end of period	$2,117	$(67,533)	$(20,954)	$(86,370)	$6,001	$(131,050)	$(20,944)	$(145,993)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Line Item in the Consolidated Statements of Income
	2021	2020	2021	2020
Cash flow hedges:
Interest expense	$11,140	$5,677	$33,371	$5,490	Interest expense
Net income tax effect	(2,339)	(1,192)	(7,008)	(1,153)	Income tax expense
Net of income tax expense	8,801	4,485	26,363	4,337

Amortization of defined benefit plan:
Actuarial loss	604	572	1,814	1,716	(a)
Net income tax effect	(137)	(121)	(415)	(361)	Income tax expense
Net of income tax expense	467	451	1,399	1,355

Total reclassifications for the period	$9,268	$4,936	$27,762	$5,692

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
The Company’s combined federal and state effective income tax rate was 19.5% and 16.6% for the nine months ended June 30, 2021 and June 30, 2020, respectively. The increase in the effective tax rate is primarily due to the impact of a CARES Act provision, which permitted a carry back of net tax operating losses to years taxed at higher rates, and resulted in a tax benefit of $3,607 during the nine months ended June 30, 2020. This is slightly offset by an increase in permanent tax benefits from BOLI contracts, as $70,000 of additional premiums were placed during the nine months ended June 30, 2021. Additionally, there was an increase in excess tax benefits associated with equity compensation during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020.

The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit (LIHTC). The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the nine months ended June 30, 2021 and June 30, 2020.
9.    DEFINED BENEFIT PLAN
The Third Federal Savings Retirement Plan (the “Plan”) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. Effective December 31, 2011, the Plan was amended to freeze future benefit accruals for participants in the Plan. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, and those eligible participants who no longer receive service credits under the Plan, participate in a separate tier of the Company’s defined contribution 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan) through December 31, 2011. The funding policy of the Plan is consistent with the funding requirements of U.S. federal and other governmental laws and regulations. In the three and nine months ended June 30, 2021, a settlement adjustment was recognized as a result of lump sum payments from the Plan exceeding the interest costs for the period.

The components of net periodic cost recognized in other non-interest expense in the UNAUDITED CONSOLIDATED STATEMENTS OF INCOME are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest cost	$609	$699	$1,827	$2,098
Expected return on plan assets	(1,175)	(1,163)	(3,526)	(3,489)
Amortization of net loss	604	572	1,814	1,716
Recognized net loss due to settlement	187	—	594	—
Net periodic cost	$225	$108	$709	$325
There were no required minimum employer contributions during the nine months ended June 30, 2021. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2021.

10.    EQUITY INCENTIVE PLAN
In December 2020, 433,850 restricted stock units were granted to certain directors, officers and managers of the Company and 59,900 performance share units were granted to certain officers of the Company. During the nine months ended June 30, 2021, there were 8,064 performance shares earned and added to those granted in December 2018, according to the targeted performance formula. The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Stock option expense	$—	$119	$68	$441
Restricted stock units expense	957	832	3,291	2,491
Performance share units expense	245	$227	956	595
Total stock-based compensation expense	$1,202	$1,178	$4,315	$3,527
At June 30, 2021, 2,961,630 shares were subject to options, with a weighted average exercise price of $14.19 per share and a weighted average grant date fair value of $2.57 per share. At June 30, 2021, 510,988 restricted stock units and 170,876 performance share units with a weighted average grant date fair value of $17.68 and $17.6 per unit, respectively, are unvested. Expected future compensation expense relating to the 1,284,916 restricted stock units and 183,392 performance share units outstanding as of June 30, 2021 is $5,898 over a weighted average period of 2.2 years and $930 over a weighted average period of 2.0 years, respectively. Each unit is equivalent to one share of common stock.

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
At June 30, 2021, the Company had commitments to originate loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$371,483	$1,431
Adjustable-rate mortgage loans	131,025	538
Equity loans and lines of credit	359,569	3,578
Total	$862,077	$5,547
At June 30, 2021, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Equity lines of credit	$3,017,722	$17,416
Construction loans	49,299	315
Total	$3,067,021	$17,731
At June 30, 2021, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $3,042,152.
At June 30, 2021 and September 30, 2020, the Company had $152 and $36,078, respectively, in commitments to securitize and sell mortgage loans.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At June 30, 2021 and September 30, 2020, respectively, there were $152 and $36,078 of loans held for sale, all of which were current, with unpaid principal balances of $147 and $34,179, subject to pending agency contracts for which the fair value option was elected. Included in the net gain on the sale of loans is $40 and a loss of $134 for the three and nine months ending June 30, 2021, respectively, and $2,331 for both the three and nine months ending June 30, 2020, related to the changes during the period in fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2021 and September 30, 2020, respectively, this includes $419,444 and $453,438 of investments in U.S. government obligations including highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At June 30, 2021 and September 30, 2020, there were $152 and $36,078, respectively, of loans held for sale measured at fair value and $6,779 and $793, respectively, of loans held for sale carried at cost. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Loans held for investment that have been restructured in TDRs, are performing according to the restructured terms of the loan agreement and not evaluated based on collateral are individually evaluated for credit loss using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At June 30, 2021 and September 30, 2020, respectively, this included $85,827 and $94,495 in amortized cost of TDRs with related allowances for loss of $12,326 and $12,830.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at June 30, 2021 and September 30, 2020 were $0 and $185, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At June 30, 2021 and September 30, 2020, these adjustments were not significant to reported fair values. At June 30, 2021 and September 30, 2020, respectively, $0 and $213 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values, less estimated costs to dispose of these properties. Real estate owned, included in Other assets in the CONSOLIDATED STATEMENTS OF CONDITION, includes estimated costs to dispose of $0 and $28 related to properties measured at fair value and no properties carried at their original or adjusted cost basis at June 30, 2021 and September 30, 2020.
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
Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at June 30, 2021 and September 30, 2020 are summarized below. There were no liabilities carried at fair value on a recurring basis at June 30, 2021.

		Recurring Fair Value Measurements at Reporting Date Using
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$413,668	$—	$413,668	$—
Fannie Mae certificates	5,776	—	5,776	—
Mortgage loans held for sale	152	—	152	—
Derivatives:
Interest rate lock commitments	1,103	—	—	1,103
Total	$420,699	$—	$419,596	$1,103

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMIC's	$447,203	$—	$447,203	$—
Fannie Mae certificates	6,235	—	6,235	—
Mortgage loans held for sale	36,078	—	36,078	—
Derivatives:
Interest rate lock commitments	1,194	—	—	1,194
Total	$490,710	$—	$489,516	$1,194

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$134	$—	$134	$—
Total	$134	$—	$134	$—
The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$821	$592	$1,194	$44
(Loss)/Gain during the period due to changes in fair value:
Included in other non-interest income	282	89	(91)	637
Ending balance	$1,103	$681	$1,103	$681
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$1,103	$681	$1,103	$681
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$87,056	$—	$—	$87,056

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$60,702	$—	$—	$60,702
Real estate owned(1)	213	—	—	213
Total	$60,915	$—	$—	$60,915
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

	Fair Value
	June 30, 2021	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$87,056	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	34%	4.2%

Interest rate lock commitments	$1,103	Quoted Secondary Market pricing	Closure rate	0	-	100%	67.6%

	Fair Value
	September 30, 2020	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$60,702	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	34%	6.0%

Interest rate lock commitments	$1,194	Quoted Secondary Market pricing	Closure rate	0	-	100%	69.7%
The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	June 30, 2021
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$27,410	$27,410	$27,410	$—	$—
Interest earning cash equivalents	552,735	552,735	552,735	—	—
Investment securities available for sale	419,444	419,444	—	419,444	—
Mortgage loans held for sale	6,931	7,113	—	7,113	—
Loans, net:
Mortgage loans held for investment	12,598,579	12,855,801	—	—	12,855,801
Other loans	2,701	2,701	—	—	2,701
Federal Home Loan Bank stock	162,783	162,783	N/A	—	—
Accrued interest receivable	32,292	32,292	—	32,292	—
Cash collateral received from or held by counterparty	30,529	30,529	30,529	—	—
Derivatives	1,103	1,103	—	—	1,103
Liabilities:
Checking and passbook accounts	$2,914,159	$2,914,159	$—	$2,914,159	$—
Certificates of deposit	6,236,603	6,330,113	—	6,330,113	—
Borrowed funds	3,142,705	3,161,372	—	3,161,372	—
Borrowers’ advances for insurance and taxes	66,138	66,138	—	66,138	—
Principal, interest and escrow owed on loans serviced	27,694	27,694	—	27,694	—

	September 30, 2020
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$25,270	$25,270	$25,270	$—	$—
Interest earning cash equivalents	472,763	472,763	472,763	—	—
Investment securities available for sale	453,438	453,438	—	453,438	—
Mortgage loans held for sale	36,871	36,926	—	36,926	—
Loans, net:
Mortgage loans held for investment	13,100,481	13,299,261	—	—	13,299,261
Other loans	2,581	2,594	—	—	2,594
Federal Home Loan Bank stock	136,793	136,793	N/A	—	—
Accrued interest receivable	36,634	36,634	—	36,634	—
Cash collateral received from or held by counterparty	41,824	41,824	41,824	—	—
Derivatives	1,194	1,194	—	—	1,194
Liabilities:
Checking and passbook accounts	$2,623,347	$2,623,347	$—	$2,623,347	$—
Certificates of deposit	6,602,207	6,739,561	—	6,739,561	—
Borrowed funds	3,521,745	3,550,120	—	3,550,120	—
Borrowers’ advances for insurance and taxes	111,536	111,536	—	111,536	—
Principal, interest and escrow owed on loans serviced	45,895	45,895	—	45,895	—
Derivatives	134	134	—	134	—
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

13.    DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At June 30, 2021 and September 30, 2020, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 2.7 years and 3.0 years and weighted average fixed-rate interest payments of 1.85% and 1.76%, respectively.
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at June 30, 2021.
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of lost revenue from adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the CONSOLIDATED STATEMENTS OF INCOME.
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

	June 30, 2021		September 30, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$250,000	$—	$—	$—
Other Liabilities	2,325,000	—	2,975,000	—
Total cash flow hedges: Interest rate swaps	$2,575,000	$—	$2,975,000	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$28,178	$1,103	$21,755	$1,194
Forward Commitments for the sale of mortgage loans
Other Liabilities	147	—	34,179	(134)
Total derivatives not designated as hedging instruments	$28,325	$1,103	$55,934	$1,060

The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss)	June 30,		June 30,
	Recognized in Income	2021	2020	2021	2020
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$(9,223)	$(20,324)	$26,982	$(114,522)
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	(11,140)	(5,677)	(33,371)	(5,490)

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$282	$89	$(91)	$637
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	—	13	(162)	13

The Company estimates that $39,209 of the amounts reported in AOCI will be reclassified as a debit to interest expense during the twelve months ending June 30, 2022.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. At June 30, 2021 and September 30, 2020, there was $30,529 and $41,824, respectively, included in other assets related to initial margin requirements held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. As of October 16, 2020, the price alignment interest (PAI) is discounted based on the US Secured Overnight Rate (SOFR), replacing the Federal Funds Rate. At transition, the Company received three basis swaps which were concurrently sold as part of a mandatory re-hedging process with no material impact to net income. This change in the price alignment interest discount is part of an initiative to establish a more risk-free rate.

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
•Plans being developed for gradual return to work for associates, including hybrid (work from office/home) options.
•Hosted MetroHealth drive-through COVID-19 vaccinations in May 2021 for public and associates.
•Through June 30, 2021, there were 2,184 customers, representing $246.8 million of loans, who have been helped by COVID-19 related forbearance plans. As a result of payoffs and customer resolutions, there were 293 customers, representing $42.8 million of loans, or 0.34% of total loans, remaining in COVID-19 forbearance plans as of June 30, 2021.
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

Levels of Regulatory Capital
At June 30, 2021, the Company’s Tier 1 (leverage) capital totaled $1.80 billion, or 12.39% of net average assets and 23.07% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.56 billion, or 10.80% of net average assets and 20.11% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Nine Months Ended June 30, 2021		For the Nine Months Ended June 30, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$909,363	31.3%	$938,783	42.7%
Fixed-rate production:
Terms less than or equal to 10 years	463,724	15.9%	205,885	9.4%
Terms greater than 10 years	1,535,166	52.8%	1,053,563	47.9%
Total fixed-rate production	1,998,890	68.7%	1,259,448	57.3%
Total First Mortgage Loan Originations	$2,908,253	100.0%	$2,198,231	100.0%

	June 30, 2021		September 30, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of Residential Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$4,840,894	46.4%	$5,122,266	47.2%
Fixed-rate:
Terms less than or equal to 10 years	1,353,951	13.0%	1,284,605	11.8%
Terms greater than 10 years	4,238,930	40.6%	4,443,140	41.0%
Total fixed-rate	5,592,881	53.6%	5,727,745	52.8%
Total Residential Mortgage Loans Held For Investment	$10,433,775	100.0%	$10,850,011	100.0%

The following table sets forth the balances as of June 30, 2021 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2021	$32
2022	471,247
2023	382,357
2024	552,570
2025	1,105,319
2026	2,329,369
Total	$4,840,894
At June 30, 2021 and September 30, 2020, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $6.9 million and $36.9 million, respectively.

Loan Portfolio Yield
    The following tables set forth the balance and interest yield as of June 30, 2021 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	June 30, 2021
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,353,951	10.7%	2.86%
Terms greater than 10 years	4,238,930	33.4%	3.64%
Total Fixed-Rate loans	5,592,881	44.1%	3.45%

ARMs	4,840,894	38.3%	2.86%
Home Equity Loans and Lines of Credit	2,159,132	17.0%	2.52%
Construction and Other Loans	80,185	0.6%	3.28%
Total Loans Receivable	$12,673,092	100.0%	3.06%

	June 30, 2021
	Balance	Fixed Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$5,694,539	$4,033,094	45.0%	3.36%
Florida	1,856,747	766,586	14.7%	3.14%
Other	2,882,490	793,201	22.7%	2.81%
Total Residential Mortgage Loans	10,433,776	5,592,881	82.4%	3.17%
Home Equity Loans and Lines of Credit
Ohio	624,843	39,283	4.9%	2.58%
Florida	425,603	27,454	3.4%	2.53%
California	317,050	15,249	2.5%	2.53%
Other	791,636	15,962	6.2%	2.47%
Total Home Equity Loans and Lines of Credit	2,159,132	97,948	17.0%	2.52%
Construction and Other Loans	80,185	80,185	0.6%	3.28%
Total Loans Receivable	$12,673,093	$5,771,014	100.0%	3.06%

Marketing Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate, which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. At June 30, 2021, the principal balance of home equity lines of credit totaled $1.91 billion. Our home equity lending is discussed in the Allowance for Credit Losses section of the Critical Accounting Policies that follows this Overview.
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
During the nine months ended June 30, 2021, the balance of deposits decreased $74.8 million, which included a $23.0 million decrease in the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization). Additionally, during the nine months ended June 30, 2021, we decreased total FHLB of Cincinnati advances by $379.0 million, including a $400.0 million decrease in 90 day advances, which were in place to support interest rate swap contracts that matured during the period. The balance of our advances from the FHLB of Cincinnati at June 30, 2021 consist solely of term advances from the FHLB of Cincinnati; and shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately four to seven years at inception. There are no remaining short-term advances not associated with interest rate swap contracts. Interest rate swaps are discussed later in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. Prior to fiscal 2010, this strategy was used to a greater extent to manage our interest rate risk, but it remains a tool available to us. The sales of first mortgage loans increased significantly during fiscal 2020 and continued into fiscal 2021, due to an increase in the number of fixed-rate refinances. At June 30, 2021, we serviced $2.28 billion of loans for others, of which $729.3 million were sold in the secondary market prior to fiscal 2010. In deciding whether to sell loans to manage interest rate risk, we also consider the level of gains to be recognized in comparison to the impact to our net interest income. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part I, Item 2. under the heading Liquidity and Capital Resources, and in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, or an extended period of a flat or inverted yield curve market persist, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. Continuous analysis and evaluation updates will be important as we monitor the impact to our borrowers as a result of the COVID-19 global pandemic. At June 30, 2021, 89% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. Per the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, the COVID-19 related forbearance plans will not generally affect the delinquency status of the loan and therefore will not undergo a specific review unless extended greater than 12 months. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy are classified as TDRs. At June 30, 2021, $15.7 million of loans in Chapter 7 bankruptcy status with no other modification to terms were included in total TDRs. At June 30, 2021, the amortized cost in non-accrual status loans included $17.6 million of performing loans in Chapter 7 bankruptcy status, of which $17.1 million were also reported as TDRs.
In an effort to limit our credit risk exposure and improve the credit performance of new customers, since 2009, we have tightened our credit criteria in evaluating a borrower's ability to successfully fulfill its repayment obligation, revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums and eliminated certain product features (such as interest-only and loans above certain LTV ratios). We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current fiscal year, the average credit score was 780, and the average LTV was 60%. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflects the higher credit standards to which we have subjected all new originations. As of June 30, 2021, loans originated prior to 2009 had a balance of $485.5 million, of which $13.5 million, or 2.8%, were delinquent, while loans originated in 2009 and after had a balance of $12.19 billion, of which $12.0 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At June 30, 2021, approximately 54.6% and 17.8% of the combined total of our Residential Core and construction loans held for investment and approximately 28.9% and 19.7% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were

79.1% in Ohio and 19.0% in Florida. Of the total mortgage loans originated in the nine months ended June 30, 2021, 28.5% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern as the majority of these loans were originated under less stringent underwriting and credit standards than our Residential Core portfolio. Although we no longer originate loans under this program and the principal balance in these loans had declined to $67.1 million at June 30, 2021, and constituted only 0.6% of our total “held for investment” loan portfolio balance, they comprised 12.2% and 15.6% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At June 30, 2021, approximately 95.3% and 4.5% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At June 30, 2021, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 6.1% and 2.9%, respectively. We attempted to manage our Home Today credit risk by requiring private mortgage insurance for some loans. At June 30, 2021, 11.2% of Home Today loans included private mortgage insurance coverage. From a peak amortized cost of $306.6 million at December 31, 2007, the total amortized cost of the Home Today portfolio has declined to $66.7 million at June 30, 2021. Since the vast majority of Home Today loans were originated prior to March 2009 and we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. As part of our adoption of CECL on October 1, 2020, which includes a lifetime view of expected losses, our allowance for credit losses for the Home Today portfolio is reduced by expected future recoveries of loan amounts previously charged off. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, we have offered Fannie Mae eligible, Home Ready loans since fiscal 2016. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At June 30, 2021, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.80%. The Association's Tier 1 (leverage) capital ratio at June 30, 2021 included the negative impact of a $55 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2020. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At June 30, 2021, deposits totaled $9.15 billion (including $530.9 million of brokered CDs), while borrowings totaled $3.14 billion and borrowers’ advances and servicing escrows totaled $93.8 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At June 30, 2021, these collateral pledge support arrangements provided the Association with the ability to borrow a maximum of $7.35 billion from the FHLB of Cincinnati and $274.2 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity for additional borrowings at June 30, 2021 was $4.21 billion. Third, we have the ability to purchase overnight Fed Funds up to $360 million through various arrangements with other institutions. Fourth, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At June 30, 2021, our investment securities portfolio totaled $419.4 million. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2021 and 2020, cash flows from operations provided $121.4 million and $91.4 million, respectively.

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
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.36% for the nine months ended June 30, 2021 and 1.27% for the nine months ended June 30, 2020. As of June 30, 2021, our average assets per full-time employee and our average deposits per full-time employee were $14.4 million and $9.3 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average of deposits (exclusive of brokered CDs) held at our branch offices ($233.0 million per branch office as of June 30, 2021) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

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
Allowance for Credit Losses. We provide for credit losses based on a life of loan methodology. Accordingly, all credit losses are charged to, and all recoveries are credited to, the related allowance. Additions to the allowance for credit losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating life of credit losses. We regularly review the loan portfolio and off-balance sheet exposures and make provisions (or releases) for losses in order to maintain the allowance for credit losses in accordance with U.S. GAAP. The Company adopted CECL guidance ASC Topic 326: Financial Instruments - Credit Losses on October 1, 2020. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for further discussion on CECL methodology. Our allowance for credit losses consists of three components:
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
As of June 30, 2021, some of our borrowers have experienced unemployment or reduced income as a result of the COVID-19 global pandemic and have requested some type of loan payment forbearance. We began offering short-term forbearance plans to borrowers affected by COVID-19 on March 13, 2020. These forbearance plans that remain active, totaled $42.8 million, or 0.34% of total loans receivable, at June 30, 2021, of which $37.0 million were related to first mortgage loans and $5.8 million were related to home equity loans and lines of credit. Although we are not currently receiving payments on loans in active COVID-19 forbearance plans, the majority of these accounts are reported as current and accruing and are not currently included in the amortized cost of TDRs as the Company has elected to apply the temporary suspension of TDR requirements provided by the revised interagency statement and the CARES Act for eligible loan modifications. Further details about active COVID-19 forbearance plans and post-forbearance loan workouts can be found in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At June 30, 2021, the balance of such individual valuation allowances were $12.3 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we capture this exposure as a component of our qualitative GVA evaluation as the estimated change in the present value of cash flows on restructurings expected to subsequently restructure based on historical activity.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. As part of the adoption of CECL on October 1, 2020, we have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. Our home equity loans and lines of credit portfolio continue to comprise a significant portion of our gross charge-offs. At June 30, 2021, we had an amortized cost of $2.19 billion in home equity loans and equity lines of credit outstanding, of which $4.6 million, or 0.2% were delinquent 90 days or more.
Through the Home Today program, the Company provided the majority of loans to borrowers who would not otherwise qualify for the Company’s loan products, generally because of low credit scores. Because the Company applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the Residential Core portfolio. Since loans are no longer originated under the Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of customers and the communities served, since fiscal 2016 the Company has offered Fannie Mae eligible, Home Ready loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While the Company retains the servicing to these loans, generally the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae. The Company does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, an LTV ratio greater than 100%, or pay-option adjustable-rate mortgages.
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

	June 30, 2021			March 31, 2021
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$46,060	69.3%	81.8%	$46,546	68.7%	82.2%
Residential Home Today	(261)	(0.4)	0.6	(705)	(1.0)	0.6
Home equity loans and lines of credit	20,186	30.4	17.0	21,236	31.3	16.8
Construction	450	0.7	0.6	672	1.0	0.4
Allowance for credit losses on loans	$66,435	100.0%	100.0%	$67,749	100.0%	100.0%

	September 30, 2020			June 30, 2020
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$22,381	47.7%	82.0%	$19,625	43.1%	82.0%
Residential Home Today	5,654	12.0	0.6	5,518	12.1	0.6
Home equity loans and lines of credit	18,898	40.3	17.0	20,416	44.8	17.0
Construction	4	—	0.4	5	—	0.4
Total allowance	$46,937	100.0%	100.0%	$45,564	100.0%	100.0%
The following table sets forth activity in our allowance for credit losses segregated by geographic location for the periods indicated. The majority of our Home Today and construction loan portfolios are secured by properties located in Ohio and the balances of other loans are considered immaterial, therefore neither was segregated.

	As of and For the Three Months Ended June 30,		As of and For the Nine Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the period)	$67,749	$44,387	$46,937	$38,913
Adoption of ASU 2016-13 for allowance for credit losses on loans			24,095
Charge-offs on real estate loans:
Residential Core
Ohio	616	435	1,083	1,181
Florida	260	—	261	196
Other	—	5	1	20
Total Residential Core	876	440	1,345	1,397
Total Residential Home Today	140	220	448	808
Home equity loans and lines of credit
Ohio	189	232	793	730
Florida	179	118	639	711
California	15	—	153	—
Other	204	241	450	507
Total Home equity loans and lines of credit	587	591	2,035	1,948
Total charge-offs	1,603	1,251	3,828	4,153
Recoveries on real estate loans:
Residential Core	546	573	1,521	1,747
Residential Home Today	720	680	1,694	1,867
Home equity loans and lines of credit	1,348	1,175	4,242	4,190
Total recoveries	2,614	2,428	7,457	7,804
Net recoveries (charge-offs)	1,011	1,177	3,629	3,651
Provision (release) for credit losses on loans	(2,325)	—	(8,226)	3,000
Allowance balance for loans (end of the period)	$66,435	$45,564	$66,435	$45,564

Allowance balance for credit losses on unfunded commitments (beginning of the period)	$21,953		$—
Adoption of ASU 2016-13 for allowance for credit losses on unfunded commitments			22,052
Provision (release) for credit losses on unfunded loan commitments	1,325		1,226
Allowance balance for unfunded loan commitments (end of the period)	23,278		23,278
Allowance balance for all credit losses (end of the period)	$89,713		$89,713
Ratios:
Net recoveries (charge-offs) to average loans outstanding (annualized)	0.03%	0.03%	0.04%	0.04%
Allowance for credit losses on loans to non-accrual loans at end of the period	135.07%	84.47%	135.07%	84.47%
Allowance for credit losses on loans to the total amortized cost in loans at end of the period	0.52%	0.34%	0.52%	0.34%
Net recoveries continued, totaling $3.6 million during the nine months ended June 30, 2021 compared to $3.7 million during the nine months ended June 30, 2020. We reported net recoveries for 17 out of the last 18 quarters, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution.
Gross charge-offs decreased and remained at relatively low levels, during the nine months ended June 30, 2021 when compared to the nine months ended June 30, 2020. We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of potential losses of those loans. Subject to the duration and depth of the impact from COVID-19, we expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended June 30, 2021, the total allowance for credit losses remained the same from March 31, 2021 at $89.7 million, as we recorded a $1.0 million release of credit losses. During the three months ended June 30, 2021, we recorded net recoveries of $1.0 million. Refer to the "Activity in the Allowance for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for more information.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. Changes during the three months ended June 30, 2021 in the allowance for credit loss balances of loans are described below. The allowance for credit losses on off-balance sheet increased by $1.3 million primarily related to an increase in equity commitments to originate. Other than the less significant construction and other loans segments, the changes related to the significant loan segments are described as follows:

•Residential Core – The amortized cost of this segment decreased 1.0%, or $102.7 million, and its total allowance decreased 1.0% or $0.5 million as of June 30, 2021 as compared to March 31, 2021. Total delinquencies decreased 6.4% to $15.3 million at June 30, 2021 from $16.3 million at March 31, 2021. Delinquencies greater than 90 days decreased by 12.4% to $10.0 million at June 30, 2021 from $11.4 million at March 31, 2021. As forbearance plans expire, those borrowers that do not enter subsequent workout plans or repay the deferred amounts in full are reported as 90 days or more past due. Net charge-offs were $0.3 million for the quarter ended June 30, 2021 and net recoveries were $0.1 million for the quarter ended June 30, 2020. Economic forecasts continued to show improvements this quarter as the allowance decreased, partially offset by qualitative adjustments for borrowers who need additional assistance, such as those that have extended their COVID-19 forbearance plans greater than 12 months.
•Residential Home Today – The amortized cost of this segment decreased 3.9%, or $2.7 million, as we are no longer originating loans under the Home Today program. The expected net recovery position for this segment decreased to $0.3 million at June 30, 2021, from $0.7 million at March 31, 2021. Total delinquencies increased 7.7% to $4.0 million at June 30, 2021 from $3.7 million at March 31, 2021. Delinquencies greater than 90 days increased 6.3% to $2.0 million from $1.9 million at March 31, 2021. There were net recoveries of $0.6 million recorded during the current quarter and net recoveries $0.5 million during the quarter ended June 30, 2020. This allowance reflects not only the declining portfolio balance, but the lower historical loss rates applied to the remaining balance and the higher expected recoveries related to the loans as they age. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans which is driving the current allowance balance for Home Today loans negative.
•Home Equity Loans and Lines of Credit – The amortized cost of this segment increased 0.8%, or $18.1 million, to $2.19 billion at June 30, 2021 from $2.17 billion at March 31, 2021. The total allowance for this segment decreased by 4.9% to $20.2 million from $21.2 million at March 31, 2021. Total delinquencies for this portfolio segment decreased 10.9% to $6.2 million at June 30, 2021 as compared to $7.0 million at March 31, 2021. Delinquencies greater than 90 days decreased 10.4% to $4.6 million at June 30, 2021 from $5.1 million at March 31, 2021. Similar to the Core segment above, as forbearance plans expire, those borrowers that do not enter subsequent workout plans or repay the deferred amounts in full are reported as 90 days or more past due. Net recoveries for this loan segment during the current quarter were slightly more at $0.8 million as compared to $0.6 million for the quarter ended June 30, 2020. Economic forecasts continued to show improvement this quarter, and as a result, the allowance decreased. Partially offsetting the decrease was maintaining an allowance level determined using recent gross charge-off experience in this portfolio per management's view of the future. This approach was also supported by forbearance plans extending greater than 12 months and benchmark forecast scenarios.

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

	June 30, 2021		March 31, 2021		September 30, 2020		June 30, 2020
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,630,540		$5,659,112		$6,020,882		$6,174,267
Florida	1,853,703		1,856,019		1,823,125		1,810,151
Other	2,882,408		2,953,845		2,930,838		3,001,314
Total Residential Core	10,366,651	81.8%	10,468,976	82.2%	10,774,845	82.0%	10,985,732	82.0%
Total Residential Home Today	67,124	0.6	69,845	0.6	75,166	0.6	77,724	0.6
Home equity loans and lines of credit
Ohio	624,843		622,855		655,867		673,592
Florida	425,603		425,938		432,301		438,256
California	317,050		317,067		349,701		367,984
Other	791,636		775,308		794,367		804,320
Total Home equity loans and lines of credit	2,159,132	17.0	2,141,168	16.8	2,232,236	17.0	2,284,152	17.0
Construction loans
Ohio	69,085		48,895		42,430		49,480
Florida	6,560		6,622		5,019		4,327
Other	1,839		1,496		536		538
Total Construction	77,484	0.6	57,013	0.4	47,985	0.4	54,345	0.4
Other loans	2,701	—	2,482	—	2,581	—	2,720	—
Total loans receivable	12,673,092	100.0%	12,739,484	100.0%	13,132,813	100.0%	13,404,673	100.0%
Deferred loan expenses, net	43,922		44,422		42,459		44,776
Loans in process	(49,299)		(34,529)		(25,273)		(28,447)
Allowance for credit losses on loans	(66,435)		(67,749)		(46,937)		(45,564)
Total loans receivable, net	$12,601,280		$12,681,628		$13,103,062		$13,375,438

The following table summarizes vintage and FICO score by portfolio as of the period presented. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2021	2020	2019	2018	2017	Prior	Cost Basis	To Term	Total
June 30, 2021
Real estate loans:
Residential Core
<680	$33,293	$59,186	$37,101	$36,295	$44,816	$194,253	$—	$—	$404,944
680-740	352,302	257,310	114,477	129,058	123,068	398,484	—	—	1,374,699
741+	1,750,423	1,598,759	703,838	774,148	934,397	2,673,064	—	—	8,434,629
Unknown (1)	23,341	17,064	6,084	9,524	12,025	102,401	—	—	170,439
Total Residential Core	2,159,359	1,932,319	861,500	949,025	1,114,306	3,368,202	—	—	10,384,711
Residential Home Today (2)
<680	—	—	—	—	—	38,298	—	—	38,298
680-740	—	—	—	—	—	13,767	—	—	13,767
741+	—	—	—	—	—	11,306	—	—	11,306
Unknown (1)	—	—	—	—	—	3,354	—	—	3,354
Total Residential Home Today	—	—	—	—	—	66,725	—	—	66,725
Home equity loans and lines of credit
<680	403	456	611	722	631	444	63,404	27,250	93,921
680-740	5,806	2,079	2,636	2,373	1,838	1,188	305,110	35,115	356,145
741+	27,330	13,741	11,119	10,401	9,277	5,581	1,546,572	82,617	1,706,638
Unknown (1)	121	150	22	46	853	145	17,792	10,228	29,357
Total Home equity loans and lines of credit	33,660	16,426	14,388	13,542	12,599	7,358	1,932,878	155,210	2,186,061
Construction
680-740	1,868	645	—	—	—	—	—	—	2,513
741+	15,835	8,172	—	—	—	—	—	—	24,007
Unknown (1)	996	—	—	—	—	—	—	—	996
Total Construction	18,699	8,817	—	—	—	—	—	—	27,516
Total net real estate loans	$2,211,718	$1,957,562	$875,888	$962,567	$1,126,905	$3,442,285	$1,932,878	$155,210	$12,665,013

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.

The following table summarizes vintage and LTV by portfolio as of the period presented. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2021	2020	2019	2018	2017	Prior	Cost Basis	To Term	Total
June 30, 2021
Real estate loans:
Residential Core
<80%	$1,612,737	$1,091,050	$399,027	$499,746	$650,462	$2,042,713	$—	$—	$6,295,735
80-89.9%	509,296	766,458	417,031	415,663	428,956	1,216,326	—	—	3,753,730
90-100%	37,037	74,811	45,442	33,495	34,888	105,478	—	—	331,151
>100%	—	—	—	121	—	753	—	—	874
Unknown (1)	289	—	—	—	—	2,932	—	—	3,221
Total Residential Core	2,159,359	1,932,319	861,500	949,025	1,114,306	3,368,202	—	—	10,384,711
Residential Home Today (2)
<80%	—	—	—	—	—	13,127	—	—	13,127
80-89.9%	—	—	—	—	—	21,097	—	—	21,097
90-100%	—	—	—	—	—	32,501	—	—	32,501
Total Residential Home Today	—	—	—	—	—	66,725	—	—	66,725
Home equity loans and lines of credit
<80%	31,958	16,117	13,718	12,441	9,373	4,760	1,802,629	100,936	1,991,932
80-89.9%	1,507	309	615	937	1,320	615	128,487	48,978	182,768
90-100%	—	—	—	57	709	705	615	575	2,661
>100%	—	—	55	107	1,197	1,267	659	759	4,044
Unknown (1)	195	—		—	—	11	488	3,962	4,656
Total Home equity loans and lines of credit	33,660	16,426	14,388	13,542	12,599	7,358	1,932,878	155,210	2,186,061
Construction
<80%	11,542	4,933	—	—	—	—	—	—	16,475
80-89.9%	6,161	3,884	—	—	—	—	—	—	10,045
Unknown (1)	996	—	—	—	—	—	—	—	996
Total Construction	18,699	8,817	—	—	—	—	—	—	27,516
Total net real estate loans	$2,211,718	$1,957,562	$875,888	$962,567	$1,126,905	$3,442,285	$1,932,878	$155,210	$12,665,013

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.
At June 30, 2021, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $252.3 million in home equity loans (which included $155.3 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $6.1 million in bridge loans) and $1.91 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2021. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,612,753	$534,364	0.07%	59%	49%
Florida	802,130	359,120	0.03%	56%	48%
California	706,977	276,096	0.03%	60%	55%
Other (1)	1,802,653	737,211	0.10%	63%	56%
Total home equity lines of credit in draw period	4,924,513	1,906,791	0.07%	60%	51%
Home equity lines in repayment, home equity loans and bridge loans	252,341	252,341	1.31%	63%	41%
Total	$5,176,854	$2,159,132	0.21%	60%	50%
_________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio and 5% of total loan balances.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2021. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
At June 30, 2021, 39.7% of our home equity lending portfolio was either in a first lien position (23.4%), in a subordinate (second) lien position behind a first lien that we held (13.6%) or behind a first lien that was held by a loan that we originated, sold and now service for others (2.7%). At June 30, 2021, 12.7% of our home equity line of credit portfolio in the draw period was making only the minimum payment on the outstanding line balance.
The following table sets forth by calendar origination year, the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2021. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period (3)
2010 and Prior	$495	$113	—%	9%	49%
2013	40	17	—%	79%	48%
2014	76,527	18,440	—%	58%	36%
2015	113,068	31,715	—%	58%	38%
2016	298,616	98,742	0.23%	60%	43%
2017	633,097	243,497	0.14%	58%	45%
2018	822,249	356,360	0.06%	59%	49%
2019	1,097,488	518,010	0.05%	61%	55%
2020	1,010,736	381,008	0.06%	59%	55%
2021	872,197	258,889	—%	62%	62%
Total home equity lines of credit in draw period	4,924,513	1,906,791	0.07%	60%	51%
Home equity lines in repayment, home equity loans and bridge loans	252,341	252,341	1.31%	63%	41%
Total	$5,176,854	$2,159,132	0.21%	60%	50%
________________
(1)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2021. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
(3)There are no remaining principal balances of home equity lines of credit for years 2011 and 2012. Those years are excluded from the table above.
The following table sets forth by fiscal year when the draw period expires, the principal balance of home equity lines of credit in the draw period as of June 30, 2021, segregated by the current combined LTV range. Home equity lines of credit with an end of draw date in the current fiscal year include accounts with draw privileges that have been temporarily suspended.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (1)	Total
	(Dollars in thousands)
2021	$45,713	$—	$—	$22	$—	$45,735
2022	80	—	—	—	—	80
2023	17	—	—	—	—	17
2024	11,786	—	—	—	—	11,786
2025	31,592	—	—		15	31,607
2026	56,246	—	6	—	—	56,252
Post 2026	1,750,060	10,103	153	85	914	1,761,315
Total	$1,895,494	$10,103	$159	$107	$929	$1,906,792
_________________
(1)Market data necessary for stratification is not readily available.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of June 30, 2021.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$4,885,119	$1,895,494	99.5%	0.07%	60%	51%
80 - 89.9%	34,786	10,103	0.5%	—%	79%	81%
90 - 100%	664	159	—%	—%	66%	95%
> 100%	725	107	—%	20.5%	74%	110%
Unknown (1)	3,219	929	—%	—%	51%	(1)
	$4,924,513	$1,906,792	100.0%	0.07%	60%	51%
_________________
(1)Market data necessary for stratification is not readily available.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2021. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Delinquent Loans
The following tables set forth the amortized cost in loan delinquencies by type, segregated by geographic location and severity of delinquency as of the dates indicated. The majority of our Home Today loan portfolio is secured by properties located in Ohio and there are no other loans with delinquent balances.

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
June 30, 2021
Real estate loans:
Residential Core
Ohio	$3,656	$6,280	$9,936
Florida	766	1,969	2,735
Other	866	1,758	2,624
Total Residential Core	5,288	10,007	15,295
Residential Home Today	1,956	2,034	3,990
Home equity loans and lines of credit
Ohio	440	1,502	1,942
Florida	475	793	1,268
California	217	847	1,064
Other	526	1,433	1,959
Total Home equity loans and lines of credit	1,658	4,575	6,233
Total	$8,902	$16,616	$25,518

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
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
Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.13% of total net loans at June 30, 2021, 0.14% at March 31, 2021, and 0.13% at both September 30, 2020, and June 30, 2020. Total loans delinquent (i.e. delinquent 30 days or more) were 0.20% of total net loans at June 30, 2021, 0.21% at both March 31, 2021 and September 30, 2020, and 0.23% at June 30, 2020.

Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the amortized costs and categories of our non-performing assets and TDRs at the dates indicated.

	June 30, 2021	March 31, 2021	September 30, 2020	June 30, 2020
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$28,825	$31,066	$31,823	$30,306
Residential Home Today	8,817	9,292	10,372	10,615
Home equity loans and lines of credit	11,543	12,234	11,174	13,018
Total non-accrual loans (1)(2)	49,185	52,592	53,369	53,939
Real estate owned	—	—	185	1,395
Total non-performing assets	$49,185	$52,592	$53,554	$55,334
Ratios:
Total non-accrual loans to total loans	0.39%	0.41%	0.41%	0.40%
Total non-accrual loans to total assets	0.35%	0.36%	0.36%	0.36%
Total non-performing assets to total assets	0.35%	0.36%	0.37%	0.37%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$47,150	$45,761	$45,929	$47,301
Residential Home Today	22,173	22,683	23,859	24,369
Home equity loans and lines of credit	25,373	26,748	29,336	29,381
Total	$94,696	$95,192	$99,124	$101,051
_________________
(1)At June 30, 2021, March 31, 2021, September 30, 2020, and June 30, 2020, the totals include $29.9 million, $31.8 million, $35.0 million, and $33.8 million, respectively, in TDRs, which are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status or forbearance plan prior to restructuring, because of a prior partial charge off, or because all borrowers have filed Chapter 7 bankruptcy, and not reaffirmed or been dismissed.
(2)At June 30, 2021, March 31, 2021, September 30, 2020, and June 30, 2020, the totals include $7.0 million, $7.8 million, $7.2 million and $8.3 million in TDRs that are 90 days or more past due, respectively.
The gross interest income that would have been recorded during the nine months ended June 30, 2021 and June 30, 2020 on non-accrual loans, if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period, was $5.4 million and $6.0 million, respectively. The interest income recognized on those loans included in net income for the nine months ended June 30, 2021 and June 30, 2020 was $3.3 million and $3.7 million, respectively.
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
The table below sets forth a reconciliation of the amortized costs and categories between non-accrual loans and collateral-dependent loans at the dates indicated. The increase in other accruing collateral-dependent loans is primarily related to forbearance plans being extended past 12 months. For September 30, 2020 and June 30, 2020, the tables below set forth a reconciliation of the amortized cost and categories between non-accrual loans and impaired loans, under previously applicable GAAP.

	June 30, 2021	March 31, 2021
	(Dollars in thousands)
Non-Accrual Loans	$49,185	$52,592
Accruing Collateral-Dependent TDRs	10,275	7,828
Other Accruing Collateral-Dependent Loans	31,392	10,165
Less: Loans Collectively Evaluated	(3,796)	(4,540)
Total Collateral-Dependent loans	$87,056	$66,045

	September 30, 2020	June 30, 2020
	(Dollars in thousands)
Non-Accrual Loans	$53,369	$53,939
Accruing TDRs	99,124	101,051
Performing Impaired Loans	5,959	4,364
Less: Loans Collectively Evaluated	(3,235)	(2,940)
Total Impaired Loans	$155,217	$156,414

In response to the economic challenges facing many borrowers, we continue to restructure loans. Loan restructuring is a method used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers' loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on TDR measurement, see Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS. We had $131.5 million of TDRs (accrual and non-accrual) recorded at June 30, 2021. This was a decrease in the amortized cost of TDRs of $3.2 million, $9.8 million and $11.7 million from March 31, 2021, September 30, 2020 and June 30, 2020, respectively.

The following table sets forth the amortized cost in accrual and non-accrual TDRs, by the types of concessions granted, as of June 30, 2021. Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company.

	Initial Restructurings	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$28,314	$13,281	$5,555	$47,150
Residential Home Today	11,812	9,142	1,219	22,173
Home equity loans and lines of credit	24,018	841	514	25,373
Total	$64,144	$23,264	$7,288	$94,696
Non-Accrual, Performing
Residential Core	$3,909	$6,253	$7,700	$17,862
Residential Home Today	868	4,211	1,419	6,498
Home equity loans and lines of credit	2,497	1,880	1,113	5,490
Total	$7,274	$12,344	$10,232	$29,850
Non-Accrual, Non-Performing
Residential Core	$1,322	$1,677	$475	$3,474
Residential Home Today	411	956	151	1,518
Home equity loans and lines of credit	1,287	536	147	1,970
Total	$3,020	$3,169	$773	$6,962
Total TDRs
Residential Core	$33,545	$21,211	$13,730	$68,486
Residential Home Today	13,091	14,309	2,789	30,189
Home equity loans and lines of credit	27,802	3,257	1,774	32,833
Total	$74,438	$38,777	$18,293	$131,508
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
Income Taxes. Accounting for income taxes is considered a critical accounting policy due to the subjective nature of certain estimates, including the impact of tax rate changes, such as those implemented by the Tax Cuts and Jobs Act signed into law in 2017, and the impact of other tax law changes, such as those implemented by the CARES Act signed into law in March, 2020, that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At June 30, 2021, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at June 30, 2021, there is no guarantee that those assets, if any, will be recognizable in the future.
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

Comparison of Financial Condition at June 30, 2021 and September 30, 2020
Total assets decreased $405.5 million, or 3%, to $14.24 billion at June 30, 2021 from $14.64 billion at September 30, 2020. This decrease was primarily the result of loan sales and principal repayments on loans exceeding the total of new loan originations, the impact of adopting CECL and a decrease in investment securities available for sale, partially offset by increases in cash and cash equivalents, FHLB stock and bank owned life insurance.
Cash and cash equivalents increased $82.1 million, or 17%, to $580.1 million at June 30, 2021 from $498.0 million at September 30, 2020. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section. Balances have increased as proceeds from loan sales and principal repayments have been retained for reinvestment or use in retiring maturing liabilities.
Investment securities, all of which are classified as available for sale, decreased $34.0 million, or 7%, to $419.4 million at June 30, 2021 from $453.4 million at September 30, 2020. This decrease is a result of cash flows from security repayments and maturities exceeding purchases during the fiscal year. Pay downs on mortgage-backed securities increased due to the historically low mortgage interest rates. Investment securities decreased as $229.9 million in purchases and a $3.3 million increase of unrealized gains were exceeded by the combined effect of $254.8 million in principal paydowns and $5.8 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the nine months ended June 30, 2021. There were no sales of investment securities during the nine months ended June 30, 2021.
Loans held for investment, net, decreased $501.8 million, or 4%, to $12.60 billion at June 30, 2021 from $13.10 billion at September 30, 2020. This decrease was based on a combination of a $416.2 million, or 4%, decrease in residential mortgage loans to $10.43 billion at June 30, 2021 from $10.85 billion at September 30, 2020 and a $73.1 million decrease in the balance of home equity loans and lines of credit during the nine months ended June 30, 2021, as loan sales and repayments on existing loans exceeded new originations and additional draws on existing accounts. Of the total $2.91 billion first mortgage loan originations for the nine months ended June 30, 2021, 71% were refinance transactions and 29% were purchases, 31% were adjustable-rate mortgages and 16% were fixed-rate mortgages with terms of 10 years or less. Total first mortgage loan originations were $2.20 billion for the nine months ended June 30, 2020, of which 43% were adjustable-rate mortgages and 9% were fixed-rate mortgages with terms of 10 years or less. During the nine months ended June 30, 2021, $909.4 million of three- and five-year “Smart Rate” loans were originated while $2.00 billion of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. Between September 30, 2020 and June 30, 2021, the total fixed-rate portion of the first mortgage loan portfolio decreased $134.8 million and was comprised of a decrease of $204.2 million in the balance of fixed-rate loans with original terms greater than 10 years partially offset by an increase of $69.4 million in the balance of fixed-rate loans with original terms of 10 years or less. During the nine months ended June 30, 2021, $634.0 million were sold or committed to sell, which consisted of $41.0 million of agency-compliant Home Ready loans and $593.0 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans sold to Fannie Mae. During the nine months ended June 30, 2021, fixed-rate, first mortgage loans were purchased with remaining unpaid principal balances totaling $35.7 million at the time of purchase.
Commitments originated for home equity lines of credit and equity and bridge loans were $1.2 billion for the nine months ended June 30, 2021 compared to $1.1 billion for the nine months ended June 30, 2020. At June 30, 2021, pending commitments to originate new home equity loans and lines of credit were $1.1 billion. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
A release of $1.0 million was recorded to the allowance for credit losses during the quarter ended June 30, 2021, compared to no provision for the quarter ended June 30, 2020, and a release of $7.0 million was recorded for the nine months ended June 30, 2021 compared to a provision of $3.0 million for the nine months ended June 30, 2020. Releases from the allowance for credit losses during the current year reflected improvements in the economic trends and forecasts used to estimate losses for the reasonable and supportable period and decreases in pandemic forbearance balances, as well as adjusting for the level of net loan recoveries recorded during the period. On October 1, 2020, the Company adopted the Current Expected Credit Loss ("CECL") methodology and recognized a $46.2 million increase to the allowance for credit losses and a related $35.8 million reduction to retained earnings, net of tax. The allowance for credit losses was $89.7 million, or 0.71% of total loans receivable, at June 30, 2021, compared to $46.9 million, or 0.36% of total loans receivable, at September 30, 2020 and $45.6 million at June 30, 2020. The allowance for credits losses at June 30, 2021 included a $23.3 million liability for unfunded commitments, primarily undrawn equity line of credit commitments. There was no liability for unfunded commitments recorded at September 30, 2020 or June 30, 2020. The Company recorded $1.0 million and $3.6 million of net loan recoveries for the quarter and nine months ended June 30, 2021, respectively, compared to $1.2 million and $3.7 million of net loan recoveries for the quarter and nine months ended June 30, 2020, respectively. Gross loan charge-offs were $1.6 million and $3.8 million for the three and nine months ended June 30, 2021, compared to $1.3 million and $4.2 million for the three and nine months ended June 30, 2020. While actual loan charge-offs and delinquencies remained low at June 30, 2021, some borrowers have experienced unemployment or reduced income as a result of the COVID-19 pandemic. While assistance continues to be offered to our borrowers, which includes forbearance programs, an allowance to capture expected losses on these loans is accounted for within the CECL methodology. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for additional discussion.
The amount of FHLB stock owned increased $26.0 million to $162.8 million at June 30, 2021 compared to $136.8 million at September 30, 2020. FHLB stock ownership requirements dictate the amount of stock owned at any given time.
Total bank owned life insurance contracts increased $72.3 million, to $295.2 million at June 30, 2021, from $222.9 million at September 30, 2020, primarily due to $70.0 million of additional premiums placed during the quarter ended December 31, 2020.
Other assets, including prepaid expenses, decreased $14.0 million to $90.8 million at June 30, 2021 from $104.8 million at September 30, 2020. This decrease was primarily due to a $9.5 million decrease in margin requirements on matured and terminated swaps.
Deposits decreased $74.8 million, or 1%, to $9.15 billion at June 30, 2021 from $9.23 billion at September 30, 2020. The decrease in deposits resulted primarily from a $365.0 million decrease in CDs, inclusive of brokered CDs, as the low current market interest rates have impacted customers' desires to maintain longer-term CDs. The balance of brokered CDs included in total deposits at June 30, 2021 was $530.9 million, a decrease of $23.0 million during the nine months ended June 30, 2021, compared to a balance of $553.9 million at September 30, 2020. Partially offsetting this decrease was a $126.6 million increase in checking accounts, a $121.5 million increase in savings accounts, and a $42.7 million increase in money market accounts. Accrued interest decreased $0.6 million during the current nine month period to $2.5 million.
Borrowed funds, all from the FHLB of Cincinnati, decreased $379.0 million, or 11%, to $3.14 billion at June 30, 2021 from $3.52 billion at September 30, 2020. Included in the decrease were $400.0 million of 90 day advances that were utilized for longer term interest rate swap contracts that matured during the year, offset by a $21.3 million net increase in long term advances. There were no other short-term advances at June 30, 2021 or September 30, 2020. The total balance of borrowed funds of $3.14 billion at June 30, 2021 consisted of no overnight or other short-term advances, long-term advances of $566.4 million with a remaining weighted average maturity of approximately three years and short-term advances of $2.58 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 2.7 years. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately four to seven years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Borrowers' advances for insurance and taxes decreased by $45.4 million to $66.1 million at June 30, 2021 from $111.5 million at September 30, 2020. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.
Accrued expenses and other liabilities increased by $74.1 million to $139.7 million at June 30, 2021 from $65.6 million at September 30, 2020. The change was mainly due to a $48.5 million increase in liabilities related to real estate taxes due and a $23.3 million increase in the liability for off-balance sheet exposures on commitments to originate new loans and undrawn equity lines of credit and construction loan balances related to the October 1, 2020 adoption of CECL and the subsequent provisioning.
Total shareholders’ equity increased $37.9 million, or 2%, to $1.71 billion at June 30, 2021 from $1.67 billion at September 30, 2020. Activity reflects $64.0 million of net income, a $45.6 million decrease in accumulated other comprehensive loss and $6.7 million of positive adjustments related to our stock compensation and employee stock ownership plans, reduced by a $35.8 million provision to the allowance for credit losses, net of tax, at the adoption of
CECL and $42.7 million of quarterly dividends. The change in accumulated other comprehensive loss is primarily due to a net positive change in unrealized gains and losses on swap contracts. No shares of TFS common stock were repurchased during the nine months ended June 30, 2021. As a result of a July 14, 2020 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns approximately 81% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$726,485	$197	0.11%	$279,422	$71	0.10%
Mortgage-backed securities	413,649	828	0.80%	529,201	2,397	1.81%
Loans (2)	12,674,284	93,584	2.95%	13,469,084	106,839	3.17%
Federal Home Loan Bank stock	162,783	782	1.92%	136,451	651	1.91%
Total interest-earning assets	13,977,201	95,391	2.73%	14,414,158	109,958	3.05%
Noninterest-earning assets	523,620			583,470
Total assets	$14,500,821			$14,997,628
Interest-bearing liabilities:
Checking accounts	$1,120,195	260	0.09%	$946,799	312	0.13%
Savings accounts	1,775,702	673	0.15%	1,538,656	1,192	0.31%
Certificates of deposit	6,325,022	22,528	1.42%	6,625,737	31,560	1.91%
Borrowed funds	3,245,274	14,852	1.83%	3,848,755	14,015	1.46%
Total interest-bearing liabilities	12,466,193	38,313	1.23%	12,959,947	47,079	1.45%
Noninterest-bearing liabilities	314,808			351,552
Total liabilities	12,781,001			13,311,499
Shareholders’ equity	1,719,820			1,686,129
Total liabilities and shareholders’ equity	$14,500,821			$14,997,628
Net interest income		$57,078			$62,879
Interest rate spread (1)(3)			1.50%			1.60%
Net interest-earning assets (4)	$1,511,008			$1,454,211
Net interest margin (1)(5)		1.63%			1.74%
Average interest-earning assets to average interest-bearing liabilities	112.12%			111.22%
Selected performance ratios:
Return on average assets (1)		0.44%			0.72%
Return on average equity (1)		3.72%			6.37%
Average equity to average assets		11.86%			11.24%
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

General. Net income decreased $10.8 million, or 40%, to $16.0 million for the quarter ended June 30, 2021 from $26.8 million for the quarter ended June 30, 2020. The decrease in net income was attributable primarily to lower net gain on the sale of loans and a decrease in net interest income, partially offset by a decrease in income tax expense.

Interest and Dividend Income. Interest and dividend income decreased $14.6 million, or 13%, to $95.4 million during the current quarter compared to $110.0 million during the same quarter in the prior year. The decrease in interest and dividend income was primarily the result of decreases in interest income on loans and mortgage-backed securities, partially offset by increases in income from FHLB stock and other interest-bearing cash equivalents.
Interest income on loans decreased $13.2 million, or 12%, to $93.6 million during the current quarter compared to $106.8 million during the same quarter in the prior year. This change was attributed to a 22 basis point decrease in the average yield to 2.95% for the current quarter from 3.17% for the same quarter last year as market interest rate decreases have impacted loan yields. Adding to the decline in the average yield was a $794.8 million, or 6%, decrease in the average balance of loans to $12.67 billion for the quarter ended June 30, 2021 compared to $13.47 billion during the same quarter last year as principal repayments and loan sales exceeded new loan production.
Interest income on mortgage-backed securities decreased $1.6 million to $0.8 million during the current three months compared to $2.4 million for the three months ended June 30, 2020. This decrease was attributed to a 101 basis point decrease in the average yield on mortgage-backed securities as well as a $115.6 million decrease in the average balance of mortgage-backed securities to $413.6 million for the current three months compared to $529.2 million during the same three months in the prior year.
Interest income on other interest earning cash equivalents increased $0.1 million to $0.2 million during the current three months compared to $0.1 million for the three months ended June 30, 2020. The increase was attributed to a $447.1 million increase in the average balance of other interest earning cash equivalents to $726.5 million from $279.4 million for the same three months in the prior year and a one basis point increase in the average yield.
Interest income on FHLB stock increased $0.1 million, or 20% to $0.8 million during the current three months compared to $0.7 million for the three months ended June 30, 2020. This increase was attributed to a $26.3 million increase in the average balance of FHLB stock to $162.8 million from $136.5 million for the same three months in the prior year and a one basis point increase in the average yield on FHLB stock. The FHLB dividend rate at June 30, 2021 was 2.0% compared to 2.5% at June 30, 2020.
Interest Expense. Interest expense decreased $8.8 million, or 19%, to $38.3 million during the current quarter compared to $47.1 million during the quarter ended June 30, 2020. The decrease resulted primarily from a decline in interest expense on deposits, partially offset by a slight increase in interest expense on borrowed funds.
Interest expense on CDs decreased $9.1 million, or 29%, to $22.5 million during the current quarter compared to $31.6 million during the quarter ended June 30, 2020. The decrease was attributed to a 49 basis point decrease in the average rate paid on CDs to 1.42% for the current quarter from 1.91% for the same quarter last year. There was a $300.7 million, or 5%, decrease in the average balance of CDs to $6.33 billion during the current quarter from $6.63 billion during the same quarter of the prior year. Interest expense on savings accounts decreased $0.5 million, or 42%, to $0.7 million during the current quarter from $1.2 million during the quarter ended June 30, 2020. This decline was attributable to a 16 basis point decrease in the average rate paid on savings accounts to 0.15% during the current quarter from 0.31% from the same quarter last year. Partially offsetting this decrease was a $237.0 million, or 15%, increase in the average balance of savings accounts to $1.78 billion during the current quarter compared to $1.54 billion during the same quarter of the prior year. Rates were adjusted on deposits in response to changes in the rates paid by our competition.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $0.9 million, or 6%, to $14.9 million during the current quarter compared to $14.0 million during the quarter ended June 30, 2020. This increase was mainly attributed to a 37 basis point increase in the average rate paid on these funds to 1.83% for the current quarter from 1.46% for the same quarter last year, partially offset by a $603.5 million, or 16%, decrease in the average balance of borrowed funds to $3.25 billion during the current quarter from an average balance of $3.85 billion during the same quarter of the prior year. Funds from loan sales and loan repayments were used to reduce the outstanding balance of borrowed funds. While market interest rates have decreased between the two periods, the average rate has increased as a result of lower rate short term advances being paid down since last year, leaving the higher rate longer term advances. In addition, the June 30, 2020 quarter benefited from a unusual difference in the 90 day rate paid to the FHLB and the 90 day LIBOR based rate received in our swap transactions, which helped to reduce the average rate in that prior year period. The use of interest rate swap contracts in prior periods to extend the duration and fix the interest rate cost of borrowed funds to help manage our interest rate risk position, has limited the ability to further reduce interest expense on borrowed funds. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $5.8 million to $57.1 million during the current quarter when compared to $62.9 million for the three months ended June 30, 2020. Both the average balance and the yield of interest earning assets decreased when compared to the same period last year, which offset the decrease in the average balance and cost of interest-bearing liabilities when compared to the same period last year. Our average interest earning assets during the current quarter decreased $437.0 million, or 3%, when compared to the quarter ended June 30, 2020. The decrease in average interest-earning assets was attributed primarily to loan repayments and sales exceeding loan originations and to a lesser extent a decrease in mortgage-backed securities, partially offset by an increase in other interest earning cash equivalents and Federal Home Loan Bank stock. In addition to the decrease in average interest earning assets was a 32 basis point decrease in the yield on those assets to 2.73% from 3.05%, as a result of market rate changes. Our interest rate spread decreased 10 basis points to 1.50% compared to 1.60% during the same quarter last year, reflecting the effect of the low interest rate environment. Our net interest margin decreased 11 basis points to 1.63% in the current quarter compared to 1.74% for the same quarter last year.
Provision (Release) for Credit Losses. We recorded a release of the allowance for credit losses on loans and off-balance sheet exposures of $1.0 million during the quarter ended June 30, 2021, compared to no provision for credit losses during the quarter ended June 30, 2020. While there was a release for credit losses during the current quarter, the economic impact from the COVID-19 outbreak that has led to increased unemployment and deterioration in the overall macro-economic environment continues to be closely monitored. We continue to assess the effect unemployment is expected to have on our borrowers and the broader market, including the longer term expected impact to the relative values of residential properties. As delinquencies in the portfolio have been resolved through pay-offs, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. In the current quarter we recorded net recoveries of $1.0 million compared to net recoveries of $1.2 million in the quarter ended June 30, 2020. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. The allowance for credit losses on loans was $66.4 million, or 0.52% of total amortized cost in loans receivable, at June 30, 2021, compared to $45.6 million or 0.34% of total amortized cost in loans receivable at June 30, 2020. The total allowance for credit losses was $89.7 million at June 30, 2021, compared to $45.6 million at June 30, 2020. Under the CECL methodology, the allowance for credits losses at June 30, 2021 included a $23.3 million liability for unfunded commitments, primarily undrawn equity lines of credit commitments. There was no liability for unfunded commitments at June 30, 2020. Balances of amortized costs are net of deferred fees or expenses and any applicable loans-in-process. Refer to the Critical Accounting Policies section of the Overview and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income decreased $5.9 million, or 39%, to $9.4 million during the current quarter compared to $15.3 million during the quarter ended June 30, 2020 mainly as a result of a decrease in the net gain on sale of loans partially offset by increases in income on bank owned life insurance contracts as well as loan fees and service charges. Gains on the sale of loans decreased $7.4 million to $3.4 million compared to $10.8 million for the same quarter in the prior year as there were $116.6 million of loan sales during the current quarter compared to $314.9 million of loan sales during the quarter ended June 30, 2020. Loan sale gains have decreased from the prior year, as percentage gains have decreased in response to the rise in longer term market interest rates as compared to last year. The lower percentage gains on loan sales also impacts our interest rate risk management decision on whether to sell future loans or hold them in portfolio to improve net interest income. The cash surrender value and death benefits from bank owned life insurance increased $0.8 million to $2.4 million during the quarter ended June 30, 2021 from $1.6 million during the quarter ended June 30, 2020.
Non-Interest Expense. Non-interest expense increased $3.1 million, or 7%, to $47.9 million during the current quarter compared to $44.8 million during the quarter ended June 30, 2020. The increase primarily consisted of a $2.0 million increase in compensation expense, a $0.6 million increase in office property and equipment, and a $1.1 million increase in other expenses, partially offset by a decrease of $0.7 million in federal insurance premiums.
Income Tax Expense. The provision for income taxes decreased $2.8 million to $3.7 million during the current quarter compared to $6.5 million during the quarter ended June 30, 2020 reflecting the lower level of pre-tax income during the more recent period. The provision for the current quarter included $3.8 million of federal income tax provision and $0.1 million of state income tax benefit. The provision for the quarter ended June 30, 2020 included $5.9 million of federal income tax provision and $0.6 million of state income tax provision. Our effective federal tax rate was 19.2% during the current quarter and 17.9% during the quarter ended June 30, 2020.

Comparison of Operating Results for the Nine Months Ended June 30, 2021 and 2020
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Nine Months Ended			Nine Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$565,745	$452	0.11%	$255,040	$1,791	0.94%
Mortgage-backed securities	432,347	2,781	0.86%	541,395	8,172	2.01%
Loans (2)	12,885,802	289,885	3.00%	13,400,075	337,267	3.36%
Federal Home Loan Bank stock	152,835	2,157	1.88%	114,417	2,306	2.69%
Total interest-earning assets	14,036,729	295,275	2.80%	14,310,927	349,536	3.26%
Noninterest-earning assets	532,387			527,036
Total assets	$14,569,116			$14,837,963
Interest-bearing liabilities:
Checking accounts	$1,066,967	877	0.11%	$896,398	1,166	0.17%
Savings accounts	1,720,925	2,347	0.18%	1,511,661	6,755	0.60%
Certificates of deposit	6,404,396	72,478	1.51%	6,601,262	100,942	2.04%
Borrowed funds	3,356,395	45,341	1.80%	3,827,524	48,571	1.69%
Total interest-bearing liabilities	12,548,683	121,043	1.29%	12,836,845	157,434	1.64%
Noninterest-bearing liabilities	332,753			285,548
Total liabilities	12,881,436			13,122,393
Shareholders’ equity	1,687,680			1,715,570
Total liabilities and shareholders’ equity	$14,569,116			$14,837,963
Net interest income		$174,232			$192,102
Interest rate spread (1)(3)			1.51%			1.62%
Net interest-earning assets (4)	$1,488,046			$1,474,082
Net interest margin (1)(5)		1.66%			1.79%
Average interest-earning assets to average interest-bearing liabilities	111.86%			111.48%
Selected performance ratios:
Return on average assets (1)		0.59%			0.63%
Return on average equity (1)		5.06%			5.42%
Average equity to average assets		11.58%			11.56%
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

General. Net income decreased $5.7 million to $64.0 million for the nine months ended June 30, 2021 compared to $69.7 million for the nine months ended June 30, 2020. The decrease in net income was primarily driven from a decline in net interest income and an increase in non-interest and income tax expenses, partially offset by releases from the credit loss provision and higher gain on sale of loans for the nine months ended June 30, 2021 compared to the same prior year period.
Interest and Dividend Income. Interest and dividend income decreased $54.2 million, or 16%, to $295.3 million during the nine months ended June 30, 2021 compared to $349.5 million during the same nine months in the prior year. The decrease in interest and dividend income resulted from decreases in interest income from all classes of interest-earning assets, mainly due to decreases in market interest rates.
Interest income on loans decreased $47.4 million, or 14%, to $289.9 million for the nine months ended June 30, 2021 compared to $337.3 million for the nine months ended June 30, 2020. This decrease was attributed mainly to a 36 basis point decrease in the average yield on loans to 3.00% for the nine months ended June 30, 2021 from 3.36% for the same nine months in the prior fiscal year, as well as a $514.3 million decrease in the average balance of loans to $12.89 billion for the current nine months compared to $13.40 billion for the prior fiscal year period as repayments and loan sales exceeded new loan production. Overall, market interest rate decreases during the past year drove an increase in the number of loan refinances, which reduced our loan yields, as well as yields on home equity lending products that feature interest rates that reset based on the prime rate, which decreased 150 basis points in March 2020 and hasn't changed since.
Interest income on mortgage-backed securities decreased $5.4 million, or 66%, to $2.8 million during the current nine months compared to $8.2 million during the nine months ended June 30, 2020. This decrease was attributed to a 115 basis point decrease in the average yield on mortgage-backed securities as well as a $109.1 million decrease in the average balance of mortgage-backed securities to $432.3 million for the current nine months compared to $541.4 million during the prior period.
Interest income on other interest earning cash equivalents decreased $1.3 million, or 72%%, to $0.5 million during the current nine months compared to $1.8 million for the nine months ended June 30, 2020. The decrease was attributed to a 83 basis point decrease in the average yield partially offset by a $310.7 million increase in the average balance of other interest earning cash equivalents to $565.7 million from $255.0 million for the same nine months in the prior fiscal year.
Interest income on FHLB stock decreased $0.1 million, or 4%, to $2.2 million during the current nine months compared to $2.3 million for the nine months ended June 30, 2020. This decrease was attributed to a 81 basis point decrease in the average yield on FHLB stock partially offset by a $38.4 million increase in the average balance of FHLB stock to $152.8 million compared to $114.4 million for the same nine months in the prior fiscal year.
Interest Expense. Interest expense decreased $36.4 million, or 23%, to $121.0 million during the current nine months compared to $157.4 million during the nine months ended June 30, 2020. This decrease resulted from decreases in interest expense on both deposits and borrowed funds.
Interest expense on CDs decreased $28.4 million, or 28%, to $72.5 million during the nine months ended June 30, 2021 compared to $100.9 million during the nine months ended June 30, 2020. The decrease was attributed primarily to a 53 basis point decrease in the average rate we paid on CDs to 1.51% during the current nine months from 2.04% during the same nine months last fiscal year. In addition, there was a $196.9 million, or 3%, decrease in the average balance of CDs to $6.40 billion from $6.60 billion during the same nine months of the prior fiscal year. Interest expense on savings and checking accounts decreased $4.5 million and $0.3 million, respectively, to $2.3 million and $0.9 million during the nine months ended June 30, 2021, compared to interest expense of $6.8 million and $1.2 million for savings and checking accounts, respectively, for the same nine-month period during the prior fiscal year. Rates were adjusted downward on deposits in response to changes in market interest rates as well as to changes in the rates paid by our competitors.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, as impacted by related interest rate swap contracts, decreased $3.3 million, or 7%, to $45.3 million during the nine months ended June 30, 2021 from $48.6 million during the nine months ended June 30, 2020. The decrease was primarily the result of lower average balances of borrowed funds for the nine months ended June 30, 2021. The average balance of borrowed funds decreased $471.1 million, or 12%, to $3.36 billion during the current nine months from $3.83 billion during the same nine months of the prior fiscal year. Partially offsetting the lower average balance was an 11 basis point increase in the average rate paid for these funds to 1.80% from 1.69% for the nine months ended June 30, 2021 and June 30, 2020, respectively. Funding costs were lowered through a reduction in the average balance of borrowed funds, including the early termination of above-market priced FHLB advances and their related swap contracts during the quarter ended September 30, 2020. Also, cash provided by loan sales and loan principal repayments were used to pay down $400 million of scheduled maturing advances during the current fiscal year. While market interest rates have decreased between the two periods, the average rate has increased as a result of lower rate short term advances being paid down since last year, leaving the higher rate longer term advances. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $17.9 million, or 9%, to $174.2 million during the nine months ended June 30, 2021 from $192.1 million during the nine months ended June 30, 2020. Average interest-earning assets decreased during the current nine months by $274.2 million, or 2%, to $14.04 billion when compared to the nine months ended June 30, 2020. The decrease in average assets was attributed primarily to a $514.3 million decrease in the average balance of our loans as well as a $109.1 million decrease in the average balance of mortgage-backed security investments, partially offset by the growth of our interest earning cash equivalents and to a lesser extent FHLB stock. The yield on average interest earning assets decreased 46 basis points to 2.80% for the nine months ended June 30, 2021 from 3.26% for the nine months ended June 30, 2020. Average interest-bearing liabilities decreased $288.1 million to $12.55 billion for the nine months ended June 30, 2021 compared to $12.84 billion for the nine months ended June 30, 2020. Average interest-bearing liabilities experienced a 35 basis point decrease in cost, but not enough to offset the decrease in our asset yield, as our interest rate spread decreased 11 basis points to 1.51% compared to 1.62% during the same nine months last fiscal year, reflecting the challenging interest rate environment. Our net interest margin was 1.66% for the current nine months and 1.79% for the same nine months in the prior fiscal year period.
Provision (Release) for Credit Losses. We recorded a release of the allowance for credit losses on loans and off-balance sheet exposures of $7.0 million during the nine months ended June 30, 2021 and a $3.0 million provision for credit losses during the nine months ended June 30, 2020. In the current nine months, we recorded net recoveries of $3.6 million, as compared to net recoveries of $3.7 million for the nine months ended June 30, 2020. Releases from the allowance for credit losses during the current year reflected improvements in the economic metrics used to forecast losses for the reasonable and supportable period and decreases in pandemic forbearance balances, as well as adjusting for the level of net loan recoveries recorded during the period. On October 1, 2020, the Company adopted the CECL methodology and recognized a $46.2 million increase to the allowance for credit losses and a related $35.8 million reduction to retained earnings, net of tax. Gross loan charge-offs were $3.8 million for the nine months ended June 30, 2021 and $4.2 million for the nine months ended June 30, 2020, while loan recoveries were $7.5 million in the current nine months and $7.8 million in the prior fiscal year period. The allowance for credit losses was $89.7 million at June 30, 2021 compared to $45.6 million at June 30, 2020. Under the CECL methodology, the allowance for credits losses at June 30, 2021 included a $23.3 million liability for unfunded commitments, primarily undrawn equity lines of credit commitments. There was no liability for unfunded commitments at June 30, 2020. Our analysis of the allowance for credit losses under CECL addresses the preliminary economic impact from the COVID-19 outbreak that has led to increased unemployment and deterioration in the overall macro-economic environment. We continue to monitor the effect unemployment is expected to have on our borrowers and the broader market, including the expected longer term impact to the relative values of residential properties. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Refer to the Critical Accounting Policies section of the Overview and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $10.4 million, or 29%, to $46.6 million during the nine months ended June 30, 2021 compared to $36.2 million during the nine months ended June 30, 2020. The increase in non-interest income was primarily due to an $11.9 million increase in the net gain on sale of loans and a $2.2 million increase in income from bank owned life insurance contracts during the most recent nine months, partially offset by a decrease in other income. The increase in net gain on the sale of loans was generally attributable to higher market pricing on loan delivery contracts settled during the current fiscal year, as there were loan sales of $634.0 million, including commitments to sell, during the nine months ended June 30, 2021, compared to loan sales of $638.2 million during the nine months ended June 30, 2020. A $4.3 million net gain on the one time sale of commercial property recognized during the nine months ended June 30, 2020, caused the decrease in other income during the current period. The cash surrender value and death benefits from bank owned life insurance increased $2.2 million to $7.8 million during the nine months ended June 30, 2021, from $5.6 million during the nine months ended June 30, 2020. The cash surrender value benefited from $70.0 million of additional premiums placed during the quarter ended December 31, 2020.
Non-Interest Expense. Non-interest expense increased $6.7 million, or 5%, to $148.4 million during the nine months ended June 30, 2021 compared to $141.7 million during the nine months ended June 30, 2020. This increase resulted primarily from a $4.0 million increase in salaries and employee benefits, a $2.9 million increase in marketing expense and a $0.8 million increase in third party expenses related to equity lines of credit originations, partially offset by a $1.3 million decrease in federal insurance premiums and assessments. The increases in salaries and benefits were allocated between associate compensation, group health insurance and stock benefit plan expense, and included a one-time $1,500 after-tax bonus paid to each associate during the first quarter of the current fiscal year in recognition of special efforts made during the pandemic crisis. The increases in marketing expense were timing related, as some marketing efforts were delayed during the previous fiscal year, in response to COVID-19.
Income Tax Expense. The provision for income taxes increased $1.6 million to $15.5 million during the nine months ended June 30, 2021 from $13.9 million for the nine months ended June 30, 2020. A carry back of net tax operating losses to years taxed at higher rates resulted in a tax benefit of $2.8 million during the nine months ended June 30, 2020 and, along with the fluctuation in pre-tax earnings, contributed to the change. The provision for the current nine months included $14.2 million of federal income tax provision and $1.3 million of state income tax provision. The provision for the nine months ended June 30, 2020 included $12.3 million of federal income tax provision and $1.5 million of state income tax provision. Our effective federal tax rate was 18.1% during the nine months ended June 30, 2021 and 15.0% during the nine months ended June 30, 2020.

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
In addition to the primary sources of funds described above, we have the ability to obtain funds through the use of collateralized borrowings in the wholesale markets and from sales of securities. Also, debt issuance by the Company and access to the equity capital markets via a supplemental minority stock offering or a full conversion (second-step) transaction remain as other potential sources of liquidity, although these channels generally require up to nine months of lead time.
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended June 30, 2021, our liquidity ratio averaged 7.43%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2021.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, scheduled liability maturities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2021, cash and cash equivalents totaled $580.1 million, which represented an increase of 16.5% from September 30, 2020.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $419.4 million at June 30, 2021.
During the nine-month period ended June 30, 2021, loan sales totaled $634.0 million, which includes sales to Fannie Mae, consisting of $593.0 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans and $41.0 million of loans that qualified under Fannie Mae's Home Ready initiative (including $0.1 million in contracts pending settlement). Loans originated under the Home Ready initiative are classified as “held for sale” at origination. Loans originated under non-Home Ready, Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale. At June 30, 2021, $6.9 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” of which $0.1 million were loan sale commitments outstanding at June 30, 2021 and $6.8 million were qualified under Fannie Mae's Home Ready initiative and not yet committed for sale.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) included in the UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.
At June 30, 2021, we had $862.1 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $3.02 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of June 30, 2021 totaled $3.63 billion, or 39.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before June 30, 2022. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the nine months ended June 30, 2021, we originated $2.91 billion of residential mortgage loans, and $1.23 billion of commitments for home equity loans and lines of credit, while during the nine months ended June 30, 2020, we originated $2.20 billion of residential mortgage loans and $1.07 billion of commitments for home equity loans and lines of credit. We purchased $229.9 million of securities during the nine months ended June 30, 2021, and $133.7 million during the nine months ended June 30, 2020.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $74.8 million during the nine months ended June 30, 2021, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $463.7 million during the nine months ended June 30, 2020. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the nine months ended June 30, 2021, there was a $23.0 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $530.9 million at June 30, 2021. At June 30, 2020 the balance of brokered CDs was $553.9 million. Principal and interest owed on loans serviced for others experienced a net decrease of $18.2 million to $27.7 million during the nine months ended June 30, 2021 compared to a net increase of $10.3 million to $43.2 million during the nine months ended June 30, 2020. During the nine months ended June 30, 2021 we decreased our advances from the FHLB of Cincinnati by $379.0 million utilizing proceeds from loan sales. During the nine months ended June 30, 2020, our advances from the FHLB of Cincinnati decreased by $143.8 million.
In March 2021, we received a second consecutive “Needs to Improve” rating on our Community Reinvestment Act (CRA) examination covering the period ending December 31, 2019. The FHFA practice is to place member institutions in this situation on restriction. When this restriction is established, we will not have access to FHLB long-term advances (maturities greater than one year) until our rating improves. However, we have not received notice of this restriction as of August 5, 2021. Existing advances and future advances with less than a one year term, including 90 day advances used to facilitate longer term interest rate swap agreements, will not be affected. We expect no impact to our ability to access funding.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CD market. At June 30, 2021 we had $3.14 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at June 30, 2021, we had $530.9 million of brokered CDs. During the nine months ended June 30, 2021, we had average outstanding advances from the FHLB of Cincinnati of $3.36 billion as compared to average outstanding advances of $3.83 billion during the nine months ended June 30, 2020. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At June 30, 2021, we had the ability to borrow a maximum of $7.35 billion from the FHLB of Cincinnati and $274.2 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for collateral based additional borrowings beyond the outstanding balance at June 30, 2021 was $4.21 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement.

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

In 2019, a final rule adopted by the federal banking agencies provided banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of the CECL accounting standard. In 2020, as part of its response to the impact of COVID-19, U.S. federal banking regulatory agencies issued a final rule which provides banking organizations that implement CECL during the 2020 calendar year the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period, which the Association and Company have adopted. During the two-year delay, the Association and Company will add back to common equity tier 1 capital (“CET1”) 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses. After two years the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period.

The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At June 30, 2021, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of June 30, 2021, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,609,494	20.69%	$777,888	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,564,178	10.80%	724,478	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,564,178	20.11%	622,310	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,564,017	20.11%	505,627	6.50%
The capital ratios of the Company as of June 30, 2021 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,841,263	23.65%
Tier 1 (Leverage) Capital to Net Average Assets	1,795,947	12.39%
Tier 1 Capital to Risk-Weighted Assets	1,795,947	23.07%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,795,947	23.07%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2020, the Company received a $55.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its CONSOLIDATED STATEMENTS OF CONDITION but reduced the Association's reported capital ratios. At June 30, 2021, the Company had, in the form of cash and a demand loan from the Association, $205.3 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016 and repurchases began on January 6, 2017. There were 4,108,921 shares repurchased under that program between its start date and June 30, 2021. During the nine months ended June 30, 2021, the Company did not repurchase any shares of its common stock. The share repurchase plan had been suspended as part of the response to COVID-19, but was reinstated in February 2021. However, the Company continues to place more emphasis on dividends in its evaluation of capital deployment.
On July 13, 2021, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends on the Company’s common stock the MHC owns, up to a total of $1.13 per share, to be declared on the Company’s common stock during the 12 months subsequent to the members’ approval (i.e., through July 13, 2022). The members approved the waiver by casting 60% of the eligible votes, with 97% of the votes cast, or 59% of the total eligible votes, voting in favor of the waiver. Third Federal Savings, MHC is the 81% majority shareholder of the Company. Following the receipt of the members' approval at the July 13, 2021 meeting, Third Federal Savings, MHC filed a notice with, and a request for the non-objection of the FRB-Cleveland for the proposed dividend waivers. Both the non-objection from the FRB-Cleveland and the timing of the non-objection are unknown as of the filing date of this quarterly report.
On July 14, 2020, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.12 per share, to be declared on the Company’s common stock during the 12 months subsequent to the members’ approval (i.e., through July 14, 2021). The members approved the waiver by casting 63% of the eligible votes, with 97% of the votes cast, or 61% of the total eligible votes, voting in favor of the waiver. Third Federal Savings, MHC waived its right to receive a $0.28 per share dividend payment on September 23, 2020, December 15, 2020, March 23, 2021 and June 22, 2021. Third Federal Savings, MHC is the 81% majority shareholder of the Company.
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
During the nine months ended June 30, 2021, $634.0 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, to Fannie Mae on a servicing retained basis. At June 30, 2021, $6.9 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as “held for sale.” Of the agency-compliant loan sales during the nine months ended June 30, 2021, $41.0 million were sold under Fannie Mae's Home Ready program, and $593.0 million were sold to Fannie Mae, as described in the next paragraph. At June 30, 2021, the principal balance of loan sales included $0.1 million in contracts pending settlement.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occur and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at June 30, 2021 was $2.58 billion. The swap portfolio's weighted average fixed pay rate was 1.85% and the weighted average remaining term was 2.7 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution's economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at June 30, 2021 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,398,152	$(359,749)	(20.46)%	10.44%	(172)
+200	1,602,186	(155,715)	(8.86)%	11.61%	(55)
+100	1,735,903	(21,998)	(1.25)%	12.25%	9
0	1,757,901	—	—%	12.16%	—
-100	1,624,639	(133,262)	(7.58)%	11.15%	(101)
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
The table above indicates that at June 30, 2021, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 8.86% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 7.58% decrease in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at June 30, 2021, with comparative information as of September 30, 2020. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 Basis Points Rate Shock)

	At June 30, 2021	At September 30, 2020
Pre-Shock EVE Ratio	12.16%	9.70%
Post-Shock EVE Ratio	11.61%	9.63%
Sensitivity Measure in basis points	(55)	(7)
Percentage Change in EVE	(8.86)%	(4.63)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which sought to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 4.23% deterioration in the Percentage Change in EVE measure at June 30, 2021 when compared to the measure at September 30, 2020. Factors contributing to this deterioration included changes in market rates, capital actions by the Association and changes due to business activity. Movement in market interest rates included an increase of 12 basis points for the two-year term, an increase of 61 basis points for the five-year term and an increase of 78 basis points for the ten-year term. Negatively impacting the Percentage Change in EVE was a $55.0 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.21%. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets) in comparison to the pace of the addition of duration extending funding sources. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation, in order that it might most accurately reflect our current circumstances, factors and expectations. As of June 30, 2021, we estimated that our EaR for the 12 months ending June 30, 2022 would increase by 3.98% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Association uses the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Association continues to calculate instantaneous scenarios, and as of June 30, 2021, we estimated that our EaR for the 12 months ending June 30, 2022, would increase by 3.17% in the event of an instantaneous 200 basis point increase in market interest rates.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At June 30, 2021, the IRR profile as disclosed above was within our internal limits.
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

Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of June 30, 2021, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes in the "Risk Factors" previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 24, 2020 (File No. 001-33390).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)We did not repurchase any stock during the quarter ended June 30, 2021. On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The repurchase program commenced in January 2017, and in response to COVID-19, was restricted significantly in March, 2020 and suspended in April, 2020. On February 25, 2021, due to recent results and economic forecasts, the Company lifted its internal suspension. Stock price limitations in the plan has prevented any repurchases since that date. The program has 5,891,079 max number of shares that may be purchased under the plan as of June 30, 2021. The program has no expiration date.

At the July 13, 2021 special meeting of members of Third Federal Savings and Loan Association of Cleveland, MHC (the “MHC”), the mutual holding company of TFS Financial Corporation (the “Company”), the members of the MHC (depositors and certain loan customers of Third Federal Savings and Loan Association of Cleveland) voted to approve the MHC’s proposed waiver of dividends, aggregating up to $1.13 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 13, 2022). The members approved the waiver by casting 60% of the eligible votes, with 97% of the votes cast, or 59% of the total eligible votes, voting in favor of the waiver. The MHC is the 81% majority shareholder of the Company.

Following the receipt of the members’ approval at the July 13, 2021 special meeting, the MHC filed a notice with, and a request for non-objection from, the Federal Reserve Bank of Cleveland for the proposed dividend waivers. Both the non-objection from the Federal Reserve Bank and the timing of the non-objection are unknown at this point.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Not applicable
Item 6.
(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 5, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	August 5, 2021	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	August 5, 2021	/s/ Paul J. Huml
Paul J. Huml
Chief Financial Officer