Form 10-K
period 2021-09-30
TFS Financial CORP
filed 2021-11-24
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2021, as reported by the NASDAQ Global Select Market, was approximately $1.06 billion.
At November 19, 2021, there were 280,766,962 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.89% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III hereof to the extent indicated therein.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and other terms as a tool for the reader. The acronyms and other terms identified below are used throughout the document.

ACL: Allowance for Credit Losses	FICO: Fair Isaac Corporation
ACT: Tax Cuts and Jobs Act	FRB-Cleveland: Federal Reserve Bank of Cleveland
AOCI: Accumulated Other Comprehensive Income	Freddie Mac: Federal Home Loan Mortgage Corporation
ARM: Adjustable-Rate Mortgage	FRS: Board of Governors of the Federal Reserve System
ASC: Accounting Standards Codification	GAAP: Generally Accepted Accounting Principles
ASU: Accounting Standards Update	Ginnie Mae: Government National Mortgage Association
Association: Third Federal Savings and Loan	GVA: General Valuation Allowance
Association of Cleveland	HARP: Home Affordable Refinance Program
BOLI: Bank Owned Life Insurance	HPI: Home Price Index
CARES Act: Coronavirus Aid, Relief and Economic Security	IRR: Interest Rate Risk
Act	IRS: Internal Revenue Service
CDs: Certificates of Deposit	IVA: Individual Valuation Allowance
CECL: Current Expected Credit Losses	LIHTC: Low Income Housing Tax Credit
CFPB: Consumer Financial Protection Bureau	LIP: Loans-in-Process
CLTV: Combined Loan-to-Value	LTV: Loan-to-Value
Company: TFS Financial Corporation and its	MMK: Money Market Account
subsidiaries	MGIC: Mortgage Guaranty Insurance Corporation
DFA: Dodd-Frank Wall Street Reform and Consumer	OCC: Office of the Comptroller of the Currency
Protection Act	OCI: Other Comprehensive Income
EaR: Earnings at Risk	OTS: Office of Thrift Supervision
EPS: Earnings per Share	PMI: Private Mortgage Insurance
ESOP: Third Federal Employee (Associate) Stock	PMIC: PMI Mortgage Insurance Co.
Ownership Plan	QTL: Qualified Thrift Lender
EVE: Economic Value of Equity	REMICs: Real Estate Mortgage Investment Conduits
Fannie Mae: Federal National Mortgage Association	SEC: United States Securities and Exchange Commission
FASB: Financial Accounting Standards Board	TDR: Troubled Debt Restructuring
FDIC: Federal Deposit Insurance Corporation	Third Federal Savings, MHC: Third Federal Savings
FHFA: Federal Housing Finance Agency	and Loan Association of Cleveland, MHC
FHLB: Federal Home Loan Bank

PART I

Item 1.	Business

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

●	the impact of wide-spread pandemic, including COVID-19, and related government action, on our business and the economy.

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
THIRD CAPITAL, INC.
Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2021, Third Capital, Inc. had consolidated assets of $7.4 million, and for the fiscal year ended September 30, 2021, Third Capital, Inc. had consolidated net income of $2.1 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities. As of September 30, 2021, the only remaining entity which Third Capital, Inc. has an investment in is Third Cap Associates, Inc., an Ohio corporation that owns 49% and 60% of two title agencies that provide escrow and settlement services in the States of Ohio and Florida, primarily to customers of the Association. For the fiscal year ended September 30, 2021, Third Cap Associates, Inc. recorded net income of $2.1 million.
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
The Association also provides savings products in all 50 states and first mortgage refinance loans in 21 states and the District of Columbia. Home equity lines of credit are provided in 25 states and the District of Columbia. First mortgage loans and bridge loans to purchase homes are provided in 13 states while other equity loan products are provided in eight states. These products are provided through its branch network for customers in its core markets of Ohio, Florida, Kentucky and Indiana as well as its customer service call center and its internet site for all customers not served by its branch network.
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
The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2021 (the latest date for which information is publicly available), the Association had $4.9 billion of deposits in Cuyahoga County, and ranked fifth among all financial institutions with offices in the county in terms of deposits, with a market share of 6.47%. As of that date, the Association had $6.6 billion of deposits in the State of Ohio, and ranked tenth among all financial institutions in the state in terms of deposits, with a market share of 1.37%. As of June 30, 2021 (the latest date for which information is publicly available), the Association had $2.7 billion of deposits in the State of Florida, and ranked 32nd among all financial institutions in terms of deposits, with a market share of 0.34%. This market share data excludes deposits held by credit unions, whose deposits are not insured by the FDIC.
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
From October 2020 through August 31, 2021 (the latest date for which information is publicly available), per data furnished by MarketTrac®, the Association had the third largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the fourth largest market share of conventional purchase mortgage loans originated in the seven northeast Ohio counties which comprise the Cleveland and Akron metropolitan statistical areas. In addition, based on the same statistics, the Association has consistently been one of the twenty largest lenders in both Franklin County (Columbus, Ohio) and Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.

The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.
We rely on the reputation that has been built during the Association’s over 80-year history of serving its customers and the communities in which it operates, the Association’s high capital levels, and the Association's extensive liquidity alternatives which, in combination, serve to maintain and nurture customer and marketplace confidence. At September 30, 2021, our ratio of shareholders’ equity to total assets was 12.3%. Our liquidity alternatives include management and monitoring of the level of liquid assets held in our portfolio as well as the maintenance of alternative wholesale funding sources. For the year ended September 30, 2021, our liquidity ratio averaged 6.66% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) and, through the Association, we had the ability to immediately borrow an additional $502.5 million from the FHLB of Cincinnati under existing credit arrangements along with $245.7 million from the Federal Reserve Bank of Cleveland. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.
We continue to utilize a multi-faceted approach to support our efforts to instill customer and marketplace confidence. First, we provide thorough and timely information to all of our associates so as to prepare them for their day-to-day interactions with customers and other individuals who are not part of the Company. We believe that it is important that our customers and others sense the comfort level and confidence of our associates throughout their dealings. Second, we encourage our management team to maintain a presence and to be available in our branches and other areas of customer contact, so as to provide more opportunities for informal contact and interaction with our customers and community members. Third, our CEO remains accessible to both local and national media, as a spokesman for our institution as well as an observer and interpreter of financial marketplace situations and events. Fourth, we periodically include advertisements in local newspapers and online that display our strong capital levels and history of service. We also continue to emphasize our traditional tagline—“STRONG * STABLE * SAFE”—in our advertisements and branch displays. Finally, for customers who adhere to the old adage of trust but verify, we refer them to the safety/security rankings of a nationally recognized, independent rating organization that specializes in the evaluation of financial institutions, which has awarded the Association its highest rating for more than one hundred consecutive quarters. During the fiscal years ended September 30, 2020 and 2021, the COVID-19 pandemic presented a significant challenge to our customers, associates and communities. Our response to this challenge continues to support our customer and marketplace confidence. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Overview.

Lending Activities
The Company’s principal lending activity is the origination of fixed-rate and adjustable-rate, first mortgage loans to purchase or refinance residential real estate. Adjustable-rate and up to 30-year fixed rate first mortgage loans to refinance real estate are offered in 21 states and the District of Columbia. Also, the Company offers adjustable-rate and up to 30-year fixed rate first mortgage loans to purchase real estate in 13 states. Further, the Company originates residential construction loans to individuals (for the construction of their personal residences by a qualified builder) in Ohio and Florida. The Company also offers home equity lines of credit in 25 states and the District of Columbia and home equity loans in eight states. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Monitoring and Limiting Our Credit Risk for additional information regarding home equity loans and lines of credit. At September 30, 2021, residential real estate, fixed-rate and adjustable-rate, first mortgage loans totaled $10.28 billion, or 81.8% of our loan portfolio, home equity loans and lines of credit totaled $2.21 billion, or 17.6% of our loan portfolio, and residential construction loans totaled $80.5 million, or 0.6% of our loan portfolio. At September 30, 2021, adjustable-rate, residential real estate, first mortgage loans totaled $4.65 billion and comprised 36.9% of our loan portfolio.
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

	September 30,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core (1)
Ohio	$5,603,998		$6,020,882		$6,197,261		$6,052,208		$6,061,515
Florida	1,838,259		1,823,125		1,748,816		1,758,762		1,739,098
Other	2,773,018		2,930,838		2,956,947		3,119,841		2,945,591
Total	10,215,275	81.2%	10,774,845	82.0%	10,903,024	82.5%	10,930,811	84.7%	10,746,204	86.2%
Residential Home Today Total (1)	63,823	0.6	75,166	0.6	84,942	0.6	94,933	0.7	108,964	0.9
Home equity loans and lines of credit
Ohio	630,815		655,867		677,212		652,271		606,301
Florida	438,212		432,301		415,849		369,252		340,530
California	335,240		349,701		357,550		268,230		205,157
Other	809,985		794,367		724,350		529,165		400,327
Total	2,214,252	17.6	2,232,236	17.0	2,174,961	16.5	1,818,918	14.1	1,552,315	12.4
Construction
Ohio	71,651		42,430		48,297		58,453		53,538
Florida	6,604		5,019		2,626		4,808		5,625
Other	2,282		536		1,409		751		1,793
Total	80,537	0.6	47,985	0.4	52,332	0.4	64,012	0.5	60,956	0.5
Other loans	2,778	—	2,581	—	3,166	—	3,021	—	3,050	—
Total loans receivable	12,576,665	100.0%	13,132,813	100.0%	13,218,425	100.0%	12,911,695	100.0%	12,471,489	100.0%
Deferred loan expenses (fees), net	44,859		42,459		41,976		38,566		30,865
Loans in process	(48,200)		(25,273)		(25,743)		(36,549)		(34,100)
Allowance for credit losses on loans	(64,289)		(46,937)		(38,913)		(42,418)		(48,948)
Total loans receivable, net	$12,509,035		$13,103,062		$13,195,745		$12,871,294		$12,419,306
 ______________________
(1)Residential Core and Home Today loans are primarily one- to four-family residential mortgage loans. See the Residential Real Estate Mortgage Loans section which follows for a further description of Residential Core and Home Today loans.

The following table provides an analysis of our residential mortgage loans disaggregated by refreshed FICO score, year of origination and portfolio at September 30, 2021. The Company treats the FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2021	2020	2019	2018	2017	Prior	Cost Basis	To Term	Total
September 30, 2021
Real estate loans:
Residential Core
<680	$55,702	$45,753	$30,236	$30,544	$37,884	$172,893	$—	$—	$373,012
680-740	431,041	242,440	118,333	119,577	121,562	376,216	—	—	1,409,169
741+	2,142,295	1,506,877	634,875	705,378	850,675	2,438,545	—	—	8,278,645
Unknown (1)	31,455	17,314	5,598	10,220	11,845	96,364	—	—	172,796
Total Residential Core	2,660,493	1,812,384	789,042	865,719	1,021,966	3,084,018	—	—	10,233,622
Residential Home Today (2)
<680	—	—	—	—	—	36,098	—	—	36,098
680-740	—	—	—	—	—	12,607	—	—	12,607
741+	—	—	—	—	—	11,306	—	—	11,306
Unknown (1)	—	—	—	—	—	3,398	—	—	3,398
Total Residential Home Today	—	—	—	—	—	63,409	—	—	63,409
Home equity loans and lines of credit
<680	852	342	572	702	608	379	59,090	24,703	87,248
680-740	9,075	1,649	1,794	1,942	1,673	1,246	326,520	31,678	375,577
741+	38,373	12,350	10,056	9,261	7,834	4,805	1,592,939	75,480	1,751,098
Unknown (1)	127	147	64	43	612	91	17,574	9,337	27,995
Total Home equity loans and lines of credit	48,427	14,488	12,486	11,948	10,727	6,521	1,996,123	141,198	2,241,918
Construction
<680	922	—	—	—	—	—	—	—	922
680-740	2,382	214	—	—	—	—	—	—	2,596
741+	23,283	3,676	—	—	—	—	—	—	26,959
Unknown (1)	1,120	—	—	—	—	—	—	—	1,120
Total Construction	27,707	3,890	—	—	—	—	—	—	31,597
Total net real estate loans	$2,736,627	$1,830,762	$801,528	$877,667	$1,032,693	$3,153,948	$1,996,123	$141,198	$12,570,546

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.

The following table provides an analysis of our residential mortgage loans by origination LTV, origination year and portfolio at September 30, 2021. LTVs are not updated subsequent to origination except as part of the charge-off process. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2021	2020	2019	2018	2017	Prior	Cost Basis	To Term	Total
September 30, 2021
Real estate loans:
Residential Core
<80%	$1,913,204	$1,020,063	$367,322	$459,087	$597,525	$1,863,822	$—	$—	$6,221,023
80-89.9%	695,380	721,420	380,883	377,024	392,603	1,120,155	—	—	3,687,465
90-100%	51,622	70,901	40,837	29,487	31,838	96,426	—	—	321,111
>100%	—	—	—	121	—	695	—	—	816
Unknown (1)	287	—	—	—	—	2,920	—	—	3,207
Total Residential Core	2,660,493	1,812,384	789,042	865,719	1,021,966	3,084,018	—	—	10,233,622
Residential Home Today (2)
<80%	—	—	—	—	—	12,698	—	—	12,698
80-89.9%	—	—	—	—	—	19,872	—	—	19,872
90-100%	—	—	—	—	—	30,839	—	—	30,839
Total Residential Home Today	—	—	—	—	—	63,409	—	—	63,409
Home equity loans and lines of credit
<80%	45,772	14,181	11,931	11,019	8,040	4,166	1,860,123	92,340	2,047,572
80-89.9%	2,655	307	500	770	1,187	473	134,287	43,978	184,157
90-100%	—	—	—	56	687	616	409	507	2,275
>100%	—	—	55	103	813	1,255	774	742	3,742
Unknown (1)	—	—	—	—	—	11	530	3,631	4,172
Total Home equity loans and lines of credit	48,427	14,488	12,486	11,948	10,727	6,521	1,996,123	141,198	2,241,918
Construction
<80%	18,004	1,441	—	—	—	—	—	—	19,445
80-89.9%	8,583	2,449	—	—	—	—	—	—	11,032
Unknown (1)	1,120	—	—	—	—	—	—	—	1,120
Total Construction	27,707	3,890	—	—	—	—	—	—	31,597
Total net real estate loans	$2,736,627	$1,830,762	$801,528	$877,667	$1,032,693	$3,153,948	$1,996,123	$141,198	$12,570,546

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at September 30, 2021, according to each loan's final due date. Demand loans, loans having no stated repayment schedule or maturity, are reported as being due in the fiscal year ending September 30, 2022. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential Real Estate		Home Equity Loans and Lines of Credit	Construction Loans	Other Loans	Total
	Core	Home Today
	(In thousands)
2022	$6,545	$18	$3,333	$—	$1,680	$11,576
2023-2026	430,266	319	30,349	1,495	—	462,429
2027 and beyond	9,778,464	63,486	2,180,570	79,042	1,098	12,102,660
Total	$10,215,275	$63,823	$2,214,252	$80,537	$2,778	$12,576,665

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2021 that are contractually due after September 30, 2022.

	Due After September 30, 2022
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential Core	$5,562,492	$4,646,238	$10,208,730
Residential Home Today	63,733	72	63,805
Home Equity Loans and Lines of Credit	100,217	2,110,702	2,210,919
Construction	80,537	—	80,537
Other Loans	1,098	—	1,098
Total loans receivable	$5,808,077	$6,757,012	$12,565,089
Residential Real Estate Mortgage Loans. The Company’s primary lending activity is the origination of residential real estate mortgage loans. A comparison of 2021 data to the corresponding 2020 data can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation. The Company currently offers fixed-rate conventional mortgage loans with terms of 30 years or less that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that amortize over a period of up to 30 years, provide an initial fixed interest rate for three or five years and then adjust annually, subject to rate reset options as discussed later in this section. At September 30, 2021, there were no “interest only” residential real estate mortgage loans held in the Company's portfolio.
The Company generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the FHFA, which are currently $548,250 and $822,375, respectively, for single-family homes in most of our lending markets. The Company also originates loans in amounts that exceed the lending limit for conforming loans, which the Company refers to as “jumbo loans.” The Company generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in the Company’s market areas.
The Company offers “Smart Rate” adjustable-rate mortgage loan products secured by residential properties with interest rates that are fixed for an initial period of three or five years, after which the interest rate generally resets every year based upon a contractual spread or margin linked to the Prime Rate as published in the Wall Street Journal. As part of a loan retention program, these adjustable-rate loans provide the borrower with an attractive rate reset option, which allow the borrower to re-lock the rate an unlimited number of times at the Company’s then current lending rates, for another three or five years (which must be the same as the original lock period). "Smart Rate" adjustable-rate mortgage loans represent over 99% of the adjustable-rate mortgage loan portfolio, with the difference representing the remaining balance of legacy adjustable-rate mortgage loan products with slightly different interest rate reset terms. Many of the borrowers who select adjustable-rate mortgage loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default. All of the Company’s adjustable-rate mortgage loans are subject to periodic and lifetime limitations on interest rate changes. All adjustable-rate mortgage loans have initial and periodic caps of two percentage points on interest rate changes, with a cap of five or six percentage points for the life of the loan. The Association has never offered “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.
The Company has always considered the promotion of home ownership a primary goal. In that regard, it has historically offered affordable housing programs in all of its market areas. These programs are targeted toward low- and moderate-income home buyers. The Company’s philosophy has been to provide borrowers the opportunity for home ownership within their financial means. During fiscal 2016, the Company began to market its Home Ready mortgage loan product for low- and moderate-income homeowners. Third Federal’s Home Ready product is designed to be saleable to Fannie Mae under its Home Ready program. Previously, the Company’s primary affordable housing program was referred to as "Home Today". The vast majority of loans originated under the Home Today program had higher risk characteristics than our Core residential real estate mortgage loan, but the Company attempted to mitigate that higher risk through the use of private mortgage insurance and continued pre- and post-purchase counseling. As of September 30, 2021, the Company had $63.8 million of loans outstanding that were originated through its Home Today program, most of which were originated prior to March 2009. At September 30, 2021, of the loans that were originated under the Home Today program, 6.3% were delinquent 30 days or more compared to 0.1% for the portfolio of Core loans as of that date. At September 30, 2021, $2.1 million, or 3.3%, of loans originated under the Home Today program were delinquent 90 days and over and $8.0 million of Home Today loans were non-accruing loans, representing 18.3% of total non-accruing loans as of that date. See Delinquent Loans and Non-performing Assets and Restructured Loans for discussions of the asset quality of this portion of the Company’s loan portfolio.
The Company currently retains the servicing rights on all loans sold in order to generate fee income and reinforce its commitment to customer service. One- to four-family residential mortgage real estate loans that have been sold were underwritten generally to Fannie Mae guidelines. At the time of the closing of these loans the Company owns the loans and subsequently sells them to Fannie Mae and others providing normal and customary representations and warranties, including representations and warranties related to compliance, generally with Fannie Mae underwriting standards. At the time of sale, the loans are free from encumbrances except for the mortgages filed by the Company which, with other underwriting documents, are subsequently assigned and delivered to Fannie Mae and others. During the fiscal years ended September 30, 2021 and 2020, the Company recognized servicing fees, net of amortization, related to these servicing rights of $3.3 million and $3.4 million million, respectively. As of September 30, 2021 and 2020, the principal balance of loans serviced for others totaled $2.26 billion and $2.01 billion , respectively. During the fiscal year ended September 30, 2021, the Company repurchased $23.5 million of loans previously sold to Fannie Mae, as a result of incomplete loan origination documents, resulting in a return of $1.1 million of previously recognized gains. Of that amount, $0.6 million was capitalized as part of the fair market value of the repurchased loans and $0.5 million was charged as an expense against the repurchase reserve. At September 30, 2021, substantially all of the loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it had no material repurchase obligations associated with these loans at that date. However, at September 30, 2021, an accrual for $0.5 million has been maintained for potential repurchase or loss reimbursement requests.
The Company actively monitors its interest rate risk position to determine its desired level of investment in fixed-rate mortgages. The historically low mortgage interest rates during fiscal 2020 and 2021 have re-emphasized the strategic importance of the sales of first mortgage loans in our management of interest rate risk.
The Company requires title insurance on all of its residential real estate mortgage loans. The Company also requires that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance up to $250 thousand) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. A majority of its residential real estate mortgage loans have a mortgage escrow account from which disbursements are made for real estate taxes and to a lesser extent for hazard insurance and flood insurance. The Company does not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.
For home purchase loans with LTV ratios at origination in excess of 85% but equal to or less than 90%, the Company generally requires private mortgage insurance. During fiscal year 2020, the Company began to offer a new product allowing up to 90% LTV with no mortgage insurance for superior credit borrowers. LTV ratios in excess of 85% are not available for refinance transactions except for adjustable-rate, first mortgage loans and Home Ready loans. The Home Ready product requires private mortgage insurance on purchase transactions between 80.01% and 97% LTV and refinance transactions between 80.01% and 95% LTV.
Beginning in fiscal year 2020, the Company originated home purchase loans under a new high LTV product where initial LTV ratios are as high as 90% with no mortgage insurance. As of September 30, 2021, the Company had a total of $54.6 million of loans outstanding that were originated through this high LTV program. Prior to 2008, the Company also originated loans under a high LTV program. These loans had initial LTV ratios as high as 95%. Borrowers did not obtain private mortgage insurance with respect to these loans, but the Company had negotiated with a private mortgage insurance carrier for pooled private mortgage insurance coverage. As of September 30, 2021, the Company had $18.6 million of loans outstanding that were originated through this high LTV program, $16.3 million of which the Company has insured through the private mortgage insurance carrier. Both of these programs originated with higher interest rates than the Company's other residential real estate loans and to qualify for these programs, the loan applicant must satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria).
Home Equity Loans and Home Equity Lines of Credit. The Company offers home equity loans and home equity lines of credit, which are primarily secured by a second mortgage on residences. The home equity product is offered in 25 states and the District of Columbia. Home equity lines of credit originated since 2013 require amortizing loan payments during the draw period. These offers were, and are, subject to certain property and credit performance conditions which, among other items, related to CLTV, geography, borrower income verification, minimum credit scores and draw period duration. At September 30, 2021 and 2020, home equity loans totaled $244.9 million, or 1.9%, and $315.0 million, or 2.4%, respectively, of total loans receivable (which included $141.3 million and $204.1 million, respectively, of home equity lines of credit which were in the amortization period and no longer eligible to be drawn upon and $7.7 million and $9.2 million of bridge loans), and home equity lines of credit totaled $1.97 billion, or 15.7%, and $1.92 billion, or 14.6%, respectively, of total loans receivable. A bridge loan permits a borrower to utilize the existing equity in their current home to fund the purchase of a new home before the current home is sold. Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are currently limited to a combined 80% LTV ratio (first and second mortgage liens). The Company charges a closing fee with respect to bridge loans. Additionally, at September 30, 2021 and 2020, the unadvanced amounts of home equity lines of credit totaled $3.20 billion and $2.55 billion, respectively.
The Company originated its home equity loans and home equity lines of credit without application fees (except for bridge loans) or borrower-paid closing costs. Home equity loans were offered with fixed interest rates, were fully amortizing and had terms of up to 30 years. The Company’s home equity lines of credit were offered with adjustable rates of interest indexed to the Prime Rate, as reported in The Wall Street Journal.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2021. Home equity lines of credit in the draw period are reported according to geographical distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state):
Ohio	$1,675,736	$543,011	0.07%	59%	47%
Florida	855,760	374,374	0.04%	56%	46%
California	766,078	293,016	0.15%	60%	54%
Other (1)	1,872,852	759,000	0.70%	62%	54%
Total home equity lines of credit in draw period	5,170,426	1,969,401	0.07%	60%	50%
Home equity lines in repayment, home equity loans and bridge loans	244,851	244,851	1.13%	63%	39%
Total	$5,415,277	$2,214,252	0.19%	60%	49%
______________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio and 5% of total loans.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2021. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
At September 30, 2021, 39.8% of our home equity lending portfolio was either in a first lien position (23.5%), in a subordinate (second) lien position behind a first lien that we held (13.6%) or behind a first lien that was held by a loan that we originated, sold and now service for others (2.7%). At September 30, 2021, 13.1% of our home equity line of credit portfolio in the draw period was making only the minimum payment on the outstanding line balance.

The following table sets forth by calendar origination year, the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2021. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination(1)	Current Mean CLTV Percent(2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2013 and Prior	$534	$135	—%	16%	46%
2014	73,820	17,319	0.40%	58%	34%
2015	109,867	29,946	0.49%	58%	36%
2016	288,144	93,865	0.25%	60%	41%
2017	604,213	226,154	0.19%	58%	43%
2018	779,173	329,071	0.07%	59%	46%
2019	1,032,003	480,754	0.08%	61%	51%
2020	959,362	371,627	—%	58%	52%
2021	1,323,310	420,530	—%	62%	61%
Total home equity lines of credit in draw period	5,170,426	1,969,401	0.07%	60%	50%
Home equity lines in repayment, home equity (3) loans and bridge loans	244,851	244,851	1.13%	63%	39%
Total	$5,415,277	$2,214,252	0.19%	60%	49%
______________________
(1)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(2)Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2021. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
(3)The principal balance of all home equity products no longer in the draw period is $141.3 million, a portion of which represents home equity lines of credit originated in 2009 or earlier which had delinquency levels comparatively higher than the years following 2010. Home equity lines of credit originated during those years also saw higher loan amounts, higher permitted LTV ratios, and lower credit scores.
The following table sets forth by fiscal year when the draw period expires, the principal balance of home equity lines of credit in the draw period as of September 30, 2021, segregated by the current combined LTV range. Home equity lines of credit with an end of draw date in the current fiscal year include accounts with draw privileges that have been temporarily suspended.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (1)	Total
	(Dollars in thousands)
2021	$43,020	$300	$—	$55	$—	$43,375
2022	79	—	—	—	—	79
2023	17	—	—	—	—	17
2024	11,104	—	—	—	—	11,104
2025	29,522	—	—	—	14	29,536
2026	52,828	—	2	—	—	52,830
Post 2026	1,822,433	8,338	167	142	1,380	1,832,460
Total	$1,959,003	$8,638	$169	$197	$1,394	$1,969,401
______________________
(1) Market data necessary for stratification is not readily available.
As shown in the table below, the principal balance of home equity lines of credit in the draw period that have a current mean CLTV over 80% or unknown is $10.4 million, or 0.5% at September 30, 2021. In recognition of previous past weakness in the housing market, we continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of September 30, 2021.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV):
< 80%	$5,134,659	$1,959,003	99.5%	0.07%	60%	50%
80 - 89.9%	29,944	8,638	0.4%	—%	80%	80%
90 - 100%	1,018	169	—%	—%	58%	94%
> 100%	755	197	—%	28.06%	63%	119%
Unknown (1)	4,050	1,394	0.1%	—%	54%	(1)
	$5,170,426	$1,969,401	100.0%	0.07%	60%	50%
______________________
(1)Market data necessary for stratification is not readily available.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2021. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
Construction Loans. The Company originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Company’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Company offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 85%. At September 30, 2021, construction loans totaled $80.5 million, or 0.6% of total loans receivable. At September 30, 2021, the unadvanced portion of these construction loans totaled $48.2 million.
Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. This is more likely to occur when home prices are falling.
Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted by the Company’s loan personnel (all of whom are non-commissioned associates) operating at our main and branch office locations and at our loan production offices. All loans that the Company originates are underwritten pursuant to its policies and procedures, which, for real estate loans, are consistent with the ability to repay guidance provided by the CFPB. Loans originated with the intent to sell and certain other long-term, fixed-rate loans, as described below, are originated using Fannie Mae processing and underwriting guidelines. The majority of loans, however, are originated using guidelines that are similar, but not identical to Fannie Mae processing and underwriting guidelines. The Company originates both adjustable-rate and fixed-rate loans and advertises extensively throughout its market area. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative consumer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. The Company’s loan origination and sales activity may be adversely affected by a rising interest rate environment or economic recession, which typically results in decreased loan demand. The Company’s residential real estate mortgage loan originations are generated by its in-house loan representatives, by direct mail solicitations, by referrals from existing or past customers, by referrals from local builders and real estate brokers, from calls to its telephone call center and from the internet.
Except for loans originated in accordance with the guidelines of Fannie Mae's Home Ready program, which loans are originated with the intent to sell, the Company decides whether to retain, sell or securitize the loans that it originates, after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. A combination of high loan origination levels, historically low mortgage interest rates and attractive Fannie Mae loan sale prices led to a continued high level of loan sales during fiscal 2021. During the fiscal year ended September 30, 2021, the Company sold, or committed to sell, to Fannie Mae, in either whole loan or security form, $762.3 million of long-term, fixed-rate residential real estate mortgage loans, all on a servicing retained basis. In addition to sales of long-term, fixed-rate residential real estate mortgage loans, the Company has also previously sold to private parties, non-agency eligible, adjustable-rate loans on a servicing retained basis. Those sales evidenced the saleability of our loans that are not originated in accordance with agency specified procedures, including adjustable-rate loans. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure, only a portion of the Company's first mortgage loan originations are eligible for securitization and sale in Fannie Mae mortgage backed security form. The balance of loans held for sale was $8.8 million at September 30, 2021, all of which were originated pursuant to the guidelines of Fannie Mae's Home Ready program.
Historically, the Company has retained the servicing rights on all residential real estate mortgage loans that it has sold, and intends to continue this practice into the future. At September 30, 2021, the Company serviced loans owned by others with a principal balance of $2.26 billion. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Company retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities.
Loan Approval Procedures and Authority. The Company’s lending activities follow written underwriting standards and loan origination procedures established by its Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the property that will secure the loan. To assess the borrower’s ability to repay, the Company reviews the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.
The Company’s policies and loan approval limits are established by its Board of Directors. The Company’s Board of Directors has delegated authority to its Executive Committee (consisting of the Company’s Chief Executive Officer and two directors) to review and assign lending authorities to certain individuals of the Company to consider and approve loans within their designated authority. Residential real estate mortgage loans and construction loans require the approval of one individual with designated underwriting authority.
The Company requires independent third-party valuations of real property. Appraisals are performed by independent licensed/certified appraisers.

Delinquent Loans. While we are not currently receiving payments on loans in active COVID-19 forbearance plans, the majority of these accounts are reported as current and accruing and are not currently included in the amortized cost of TDRs. See further discussion under the Allowance for Credit Losses caption later in this section and also Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The following tables set forth the amortized cost in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. The majority of our Home Today loan portfolio is secured by properties located in Ohio and there are no other loans with delinquent balances. There were also no delinquencies in the construction loan portfolio for the fiscal years presented.

	Loans Delinquent For
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
September 30, 2021
Real estate loans:
Residential Core
Ohio	$3,217	$5,729	$8,946
Florida	874	1,093	1,967
Other	1,814	2,548	4,362
Total Residential Core	5,905	9,370	15,275
Residential Home Today	1,909	2,068	3,977
Home equity loans and lines of credit
Ohio	333	1,348	1,681
Florida	432	787	1,219
California	278	1,074	1,352
Other	195	1,022	1,217
Total Home equity loans and lines of credit	1,238	4,231	5,469
Total	$9,052	$15,669	$24,721

	Loans Delinquent For
	30-89 Days	90 Days or More	Total
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
Total loans seriously delinquent (i.e. delinquent 90 days or more) decreased one basis point to 0.12% of total net loans at September 30, 2021, from 0.13% at September 30, 2020. The percentage of seriously delinquent loans to total net loans decreased in the residential Core portfolio from 0.08% to 0.07%. Such loans in the residential Home Today portfolio were 0.02% as of both dates, and in the home equity loans and lines of credit portfolio, 0.03% as of both dates.
Non-performing Assets and Restructured Loans. Within 15 days of a borrower’s delinquency, per the Company's collection procedures, it attempts personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If necessary, subsequent late charges and delinquent notices are issued and the borrower’s account will be monitored on a regular basis thereafter. The Company also mails system-generated reminder notices on a monthly basis. When a loan is more than 30 days past due, the Company attempts to contact the borrower and develop a plan of repayment. By the 90th day of delinquency, the Company may recommend foreclosure. The loan will be evaluated based on collateral prior to the 180th day of delinquency. For further discussion on evaluating collateral-dependent loans, see Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. A summary report of all loans 30 days or more past due is provided to the Company’s Board of Directors.
Loans are placed in non-accrual status when they are contractually 90 days or more past due or if collection of principal or interest in full is in doubt. Loans restructured in TDRs that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months. Home equity loans and lines of credit which are subordinate to a first mortgage lien where the customer is seriously delinquent, are placed in non-accrual status. Loans in Chapter 7 bankruptcy status where all borrowers have been discharged from their mortgage obligation or where all borrowers had filed, and had not reaffirmed or been dismissed, are placed in non-accrual status. For discussion on interest recognition and further discussion on non-accrual, see Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The table below sets forth the amortized costs and categories of our non-performing assets and TDRs at the dates indicated. There were no construction loans reported as non-accrual for the fiscal years presented.

	September 30,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$24,892	$31,823	$37,052	$41,628	$43,797
Residential Home Today	8,043	10,372	12,442	14,641	18,109
Home equity loans and lines of credit	11,110	11,174	21,771	21,483	17,185
Total non-accrual loans(1)(2)	44,045	53,369	71,265	77,752	79,091
Real estate owned	289	185	2,163	2,794	5,521
Total non-performing assets	$44,334	$53,554	$73,428	$80,546	$84,612
Ratios:
Total non-accrual loans to total loans	0.35%	0.41%	0.54%	0.60%	0.63%
Total non-accrual loans to total assets	0.31%	0.36%	0.49%	0.55%	0.58%
Total non-performing assets to total assets	0.32%	0.37%	0.50%	0.57%	0.62%
TDRs (not included in non-accrual loans above):
Real estate loans:
Residential Core	$48,300	$45,929	$47,829	$50,351	$53,511
Residential Home Today	21,307	23,859	24,651	26,861	28,751
Home equity loans and lines of credit	24,941	29,336	24,438	25,604	20,864
Total	$94,548	$99,124	$96,918	$102,816	$103,126
____________________
(1) At September 30, 2021, 2020, 2019, 2018 and 2017 the totals include $25.7 million, $35.0 million, $52.1 million, $52.1 million and $47.0 million, respectively, in TDRs: which are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring; because they have been partially charged off; or because all borrowers have filed Chapter 7 bankruptcy, and had not reaffirmed or been dismissed.
(2) At September 30, 2021, 2020, 2019, 2018 and 2017 the totals include $6.9 million, $7.2 million, $8.4 million, $10.5 million and $11.9 million in TDRs that are 90 days or more past due, respectively.
Non-accrual loans continue to decline primarily due to a decrease in the population of TDRs in general and those moved to accruing after a sufficient period of demonstrated payment performance and, to a lesser extent, a decrease in loans 90 days or more past due. Since many of the accounts exiting the non-accrual population are TDRs paying as agreed or paid in full and closed, we do not expect any material impact to interest income or the allowance once the non-accrual population stabilizes.
The gross interest income that would have been recorded during the years ended September 30, 2021 and September 30, 2020, on non-accrual loans, if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period, was $7.0 million and $7.9 million, respectively. The interest income recognized on those loans included in net income for the years ended September 30, 2021 and September 30, 2020, was $4.4 million and $4.8 million, respectively. At September 30, 2021 and September 30, 2020, the balance of accrued interest receivable includes $0.6 million and $2.4 million, respectively, of unpaid interest on active COVID-19 forbearance plans.
Collateral-Dependent Loans. A loan is considered collateral-dependent when, based on current information and events, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the collateral or foreclosure is probable. For discussion on collateral-dependent measurement, see Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
The amortized cost of collateral-dependent loans includes accruing TDRs and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated based on collateral until, at a minimum, contractual payments are less than 30 days past due. Also, the amortized cost of non-accrual loans includes loans that are not included in the amortized cost of collateral-dependent loans because they are included in loans collectively evaluated for credit loss.
The table below sets forth a reconciliation of the amortized costs and categories between non-accrual loans and collateral-dependent loans at the dates indicated. For the years ended 2020, 2019, 2018 and 2017, the tables below set forth a reconciliation of the amortized cost and categories between non-accrual loans and impaired loans, under previously applicable GAAP.

For the Year Ended
2021
(Dollars in thousands)
Non-Accrual Loans	$44,045
Accruing Collateral-Dependent TDRs	10,428
Other Accruing Collateral-Dependent Loans	31,956
Less: Loans Collectively Evaluated	(2,575)
Total Collateral-Dependent Loans	$83,854

	For the Year Ended
	2020	2019	2018	2017
	(Dollars in thousands)
Non-Accrual Loans	$53,369	$71,265	$77,752	$79,091
Accruing TDRs	99,124	96,917	102,816	103,126
Performing Impaired Loans	5,959	4,907	3,982	3,607
Less: Loans Collectively Evaluated	(3,235)	(2,616)	(3,756)	(5,264)
Total Impaired Loans	$155,217	$170,473	$180,794	$180,560
In response to the economic challenges facing many borrowers, we continue to restructure loans. Loan restructuring is a method used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on TDR measurement, see Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. We had $127.1 million of TDRs (accrual and non-accrual) recorded at September 30, 2021, of which $66.9 million are Residential Core, $28.6 million are Home Today and $31.6 million are Home equity loans and lines of credit. This is a $14.2 million decrease in the amortized cost of TDRs from September 30, 2020.

The following table sets forth the amortized cost of accrual and non-accrual TDRs, by the types of concessions granted, as of September 30, 2021. Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company.

	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Accrual
Residential Core	$29,798	$13,294	$5,208	$48,300
Residential Home Today	11,696	8,493	1,118	21,307
Home equity loans and lines of credit	23,373	1,023	545	24,941
Total	$64,867	$22,810	$6,871	$94,548
Non-Accrual, Performing
Residential Core	$1,657	$5,869	$7,095	$14,621
Residential Home Today	642	3,748	1,294	5,684
Home equity loans and lines of credit	2,344	1,870	1,131	5,345
Total	$4,643	$11,487	$9,520	$25,650
Non-Accrual, Non-Performing
Residential Core	$1,939	$1,336	$658	$3,933
Residential Home Today	302	1,168	144	1,614
Home equity loans and lines of credit	833	531	—	1,364
Total	$3,074	$3,035	$802	$6,911
Total TDRs
Residential Core	$33,394	$20,499	$12,962	$66,855
Residential Home Today	12,640	13,409	2,556	28,605
Home equity loans and lines of credit	26,550	3,424	1,675	31,649
Total	$72,584	$37,332	$17,193	$127,109

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
Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the estimated fair market value at the date of foreclosure, less estimated costs to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions. Subsequent to acquisition, real estate owned is carried at the lower of the cost basis or estimated fair market value, less estimated costs to sell. Increases in the fair market value are recognized through income not exceeding the valuation allowance. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2021, we had $0.3 million in real estate owned.
Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current payment capacity of the borrower or the collateral pledged has a defined weakness that jeopardizes the liquidation of the debt. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve management's attention and may result in further deterioration in their repayment prospects and/or the Company's credit position, are required to be designated as special mention.
When assets meet the classification criteria for either substandard or doubtful, they exhibit similar risk characteristics that result in expected credit losses through the model outputs or qualitative factors. As a result of the allowance analysis, a portion of the credit loss allowance is allocated to such assets. The allowance for credit losses is the amount estimated by management to represent the lifetime losses in our loan portfolio and off-balance sheet commitments. When we classify a problem asset as loss, we charge-off that portion of the asset that is uncollectible. Our determinations as to the classification of our assets and the amount of our credit loss allowances are subject to review by the Company's primary federal regulator, the OCC, which can require that we establish additional credit loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of assets at September 30, 2021, the amortized cost of classified assets consists of substandard assets of $86.5 million, including $0.3 million of real estate owned, and we also had $27.9 million of assets designated special mention. As of September 30, 2021, there were no individual assets with balances exceeding $1.0 million that were classified as substandard. Substandard assets at September 30, 2021 include $15.5 million of loans 90 or more days past due and $70.7 million of loans less than 90 days past due displaying a weakness sufficient to warrant an adverse classification. Of the $70.7 million of loans less than 90 days past due, $36.1 million are TDRs, and the remaining $34.6 million are non-TDRs primarily made up of loans that had their forbearance term extended greater than 12 months regardless of forbearance plan status at September 30, 2021.
Allowance for Credit Losses. We provide for credit losses based on a life of loan methodology. Accordingly, all credit losses are charged to, and all recoveries are credited to, the related allowance. Additions to the allowance for credit losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating lifetime credit losses. We regularly review the loan portfolio and off-balance sheet exposures and make provisions (or releases) for losses in order to maintain the allowance for credit losses in accordance with U.S. GAAP. The Company adopted CECL guidance ASC Topic 326: Financial Instruments - Credit Losses on October 1, 2020. Refer to Note 5. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion on CECL methodology. Our allowance for credit losses consists of three components:
(1)individual valuation allowances (IVAs) established for any loans dependent on cash flows, such as performing TDRs, and before CECL on loans individually reviewed that represent further deterioration in the fair value of the collateral not yet identified as uncollectible;
(2)general valuation allowances (GVAs) for loans, which are comprised of quantitative GVAs, which are general allowances for credit losses for each loan type based on historical loan loss experience and qualitative GVAs, which are adjustments to the quantitative GVAs, maintained to cover uncertainties that affect our estimate of expected losses for each loan type; and
(3)GVAs for off-balance sheet credit exposures, which are comprised of expected lifetime losses on unfunded loan commitments to extend credit where the obligations are not unconditionally cancellable.
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
As of September 30, 2021, some of our borrowers have experienced unemployment or reduced income as a result of the COVID-19 global pandemic and have requested some type of loan payment forbearance. We began offering short-term forbearance plans to borrowers affected by COVID-19 on March 13, 2020. These forbearance plans that remain active totaled $21.8 million, or 0.17% of total loans receivable, at September 30, 2021, of which $19.4 million were related to first mortgage loans and $2.3 million were related to home equity loans and lines of credit. Although we are not currently receiving payments on loans in active COVID-19 forbearance plans, the majority of these accounts are reported as current and accruing and are not currently included in the amortized cost of TDRs as the Company has elected to apply the temporary suspension of TDR requirements provided by the revised interagency statement and the CARES Act for eligible loan modifications. Further details about active COVID-19 forbearance plans and post-forbearance loan workouts can be found in Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At September 30, 2021, the balance of such individual valuation allowances was $12.1 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we capture this exposure as a component of our qualitative GVA evaluation as the estimated change in the present value of cash flows on restructurings expected to subsequently restructure based on historical activity.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. As part of the adoption of CECL on October 1, 2020, we have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At September 30, 2021, we had an amortized cost of $2.24 billion in home equity loans and equity lines of credit outstanding, of which $4.2 million, or 0.2% were delinquent 90 days or more.
We evaluate the allowance for credit losses based upon the combined total of the quantitative and qualitative GVAs and IVAs. We periodically evaluate the carrying value of loans and unfunded commitments and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions.
For more information regarding the allowance for credit losses, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth activity for credit losses segregated by geographic location for the periods indicated. The majority of our Home Today loan portfolio is secured by properties located in Ohio and there were no charge-offs in the construction or other loans portfolios, therefore these portfolios were not segregated by state.

	At or For the Years Ended September 30,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the year)	$46,937	$38,913	$42,418	$48,948	$61,795
Adoption of ASU 2016-13 for allowance for credit losses on loans	24,095	—	—	—	—
Charge-offs on real estate loans:
Residential Core
Ohio	1,587	1,262	883	874	1,728
Florida	377	242	282	58	1,272
Other	1	21	85	27	29
Total Residential Core	1,965	1,525	1,250	959	3,029
Total Residential Home Today	552	897	761	1,363	2,276
Home equity loans and lines of credit
Ohio	1,112	891	1,246	2,751	2,707
Florida	784	1,191	696	2,381	2,560
California	168	19	39	—	199
Other	632	1,002	994	700	707
Total Home equity loans and lines of credit	2,696	3,103	2,975	5,832	6,173
Total charge-offs	5,213	5,525	4,986	8,154	11,478
Recoveries on real estate loans:
Residential Core	2,385	2,783	2,314	2,601	5,458
Residential Home Today	2,362	2,230	1,910	1,957	1,311
Home equity loans and lines of credit	5,621	5,509	7,257	8,066	8,862
Construction	20	27	—	—	—
Total recoveries	10,388	10,549	11,481	12,624	15,631
Net recoveries (charge-offs)	5,175	5,024	6,495	4,470	4,153
Provision (release) for credit losses on loans	(11,918)	3,000	(10,000)	(11,000)	(17,000)
Allowance balance for loans (end of the year)	$64,289	$46,937	$38,913	$42,418	$48,948

Allowance balance for credit losses on unfunded commitments (beginning of the year)	$—	$—	$—	$—	$—
Adoption of ASU 2016-13 for allowance for credit losses on unfunded commitments	22,052	—	—	—	—
Provision for credit losses on unfunded commitments	2,918	—	—	—	—
Allowance balance for unfunded loan commitments (end of the year)	24,970	—	—	—	—
Allowance balance for all credit losses (end of the year)	$89,259	$46,937	$38,913	$42,418	$48,948
Ratios:
Net recoveries to average loans outstanding	0.04%	0.04%	0.05%	0.04%	0.03%
Allowance for credit losses to non-accrual loans at end of the year	145.96%	87.95%	54.60%	54.56%	61.89%
Allowance for credit losses to the total amortized cost in loans at end of the year	0.51%	0.36%	0.29%	0.33%	0.39%

We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses. Although the volume of delinquent loans are at record lows, we expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance. Due to charge-offs incurred during periods of economic adversity and on accounts discharged in bankruptcy, as borrowers continue to make payments, recoveries are recognized. Net recoveries may be higher during periods of increased refinance activity and housing values. Depending on those outside factors, net recoveries may continue in the near future. Changes in the housing and jobs markets could also impact the timing of future recoveries. The ultimate resolution of remaining COVID-19 forbearance plans may also impact the level of charge-offs in the future. For more information regarding our response to COVID-19, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Allocation of Allowance for Credit Losses. The following tables set forth the allowance for credit losses allocated by loan category, the percent of allowance in each category to the total allowance on loans, and the percent of loans in each category to total loans at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. This table does not include allowance for credit losses on unfunded loan commitments, which are primarily related to undrawn home equity lines of credit.

	At September 30,
	2021			2020			2019
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$44,523	69.2%	81.2%	$22,381	47.7%	82.0%	$19,753	50.8%	82.5%
Residential Home Today	15	—	0.6	5,654	12.0	0.6	4,209	10.8	0.6
Home equity loans and lines of credit	19,454	30.3	17.6	18,898	40.3	17.0	14,946	38.4	16.5
Construction	297	0.5	0.6	4	—	0.4	5	—	0.4
Allowance for credit losses on loans	$64,289	100.0%	100.0%	$46,937	100.0%	100.0%	$38,913	100.0%	100.0%

	At September 30,
	2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$18,288	43.1%	84.7%	$14,186	29.0%	86.2%
Residential Home Today	3,204	7.6	0.7	4,508	9.2	0.9
Home equity loans and lines of credit	20,921	49.3	14.1	30,249	61.8	12.4
Construction	5	—	0.5	5	—	0.5
Allowance for credit losses on loans	$42,418	100.0%	100.0%	$48,948	100.0%	100.0%

During the year ended September 30, 2021, the total allowance for credit losses increased, to $89.3 million from $46.9 million at September 30, 2020, primarily related to the adoption of CECL on October 1, 2020. The total allowance for credit losses at adoption was $93.1 million, composed of $71.0 million of allowance for credit losses on loans and $22.1 million of allowance for credit losses on off-balance sheet exposures. We recorded a $9.0 million release for credit losses for the year, consisting of a $11.9 million release for credit losses on loans, partially offset by a $2.9 million provision for credit losses on off-balance sheet exposures, while recoveries exceeded loan charge-offs by $5.2 million. Releases from the allowance for credit losses during the recent fiscal year were primarily due to recoveries exceeding charge-offs and improvements in the economic trends and forecasts used to estimate credit losses for the reasonable and supportable period under CECL. Refer to the "Activity in the Allowances for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 5. LOANS AND

ALLOWANCES FOR CREDIT LOSSES, of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. The impact of adopting a life of loan concept under CECL during the year also made directional change alignment difficult. Changes during the year ended September 30, 2021 in the allowance for credit losses on loan balances are described below. As of September 30, 2021 the allowance for credit losses on off-balance sheet credit exposures was $25.0 million, which was primarily related to undrawn equity exposures and commitments to originate mortgages. Other than the less significant construction and other loans segments, the changes related to the significant loan segments are described as follows:

•Residential Core – The amortized cost of this segment decreased 5.3% or $572.8 million, and its total allowance increased 98.9% or $22.1 million as of September 30, 2021 as compared to September 30, 2020. The increase in total allowance is primarily related to the life of loan concept as part of the adoption of CECL on October 1, 2020, as most credit metrics showed improvement during the year. Total delinquencies decreased 9.3% to $15.3 million at September 30, 2021 from $16.8 million at September 30, 2020. Delinquencies greater than 90 days decreased 5.9% to $9.4 million at September 30, 2021 from $10.0 million at September 30, 2020. Net recoveries during the current year were $0.4 million as compared to net recoveries of $1.3 million during the year ended September 30, 2020. Economic forecasts continued to show improvements as the allowance decreased from initial CECL adoption levels, but was partially offset by qualitative adjustments for borrowers who continue to need additional assistance, such as those that have extended their COVID-19 forbearance plans greater than 12 months.
•Residential Home Today – The amortized cost of this segment decreased 15.2% or $11.4 million, as we no longer originate loans under the Home Today program. There was no expected allowance or net recovery position for this segment at September 30, 2021, while the allowance was $5.7 million at September 30, 2020. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans, which, along with the declining balance of the segment, resulted in the lack of allowance as of September 30, 2021. Total delinquencies decreased 12.3% to $4.0 million at September 30, 2021 from $4.5 million at September 30, 2020. Delinquencies greater than 90 days decreased 16.6% to $2.1 million at September 30, 2021 from $2.5 million at September 30, 2020 . There were net recoveries of $1.8 million and $1.3 million during the years ended September 30, 2021 and September 30, 2020,
•Home Equity Loans and Lines of Credit – The amortized cost of this segment decreased 0.8% or $17.1 million to $2.24 billion at September 30, 2021 from $2.26 billion at September 30, 2020. The total allowance for this segment increased 2.9% to $19.5 million from $18.9 million at September 30, 2020. Total delinquencies for this portfolio segment decreased 20.1% to $5.5 million at September 30, 2021 as compared to $6.8 million at September 30, 2020. Delinquencies greater than 90 days decreased 0.7% to $4.2 million at September 30, 2021 from $4.3 million at September 30, 2020. Net recoveries for this loan segment during the current year were $2.9 million as compared to $2.4 million for the year ended September 30, 2020. The allowance for this segment increased from the September 30, 2020 balance as a result of the adoption of CECL, but the allowance balance has actually decreased from the initial CECL determined allowance for this segment of $24.2 million as of October 1, 2020. Driving the decrease were improved economic forecasts and the continued decline in forbearance plans.
Loan losses on home equity loans and lines of credit continued to comprise a large component of our gross charge-offs for 2021 and are expected to continue to represent a large portion of our charge-offs for the foreseeable future based on the relatively higher credit risk of this product when compared to a first mortgage loan.
During the year ended September 30, 2021 the Company adopted the CECL allowance methodology as of October 1, 2020 using the modified retrospective approach, replacing the previous incurred loss methodology. The allowance for credit losses now represents the estimate of lifetime loss in our loan portfolio and unfunded loan commitments. Our analysis for evaluating the adequacy of and the appropriateness of our allowance for credit losses is continually refined as relevant information, relating to past events, current conditions and supportable forecasts become available. During the years ended September 30, 2020, 2019, 2018 and 2017, no material changes were made to the incurred loss allowance methodology.
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
The Association’s investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or equity securities other than the Association's required investment in the common stock of the FHLB of Cincinnati. As of September 30, 2021, we held no asset-backed securities or securities with sub-prime credit risk exposure, nor did we hold any banker’s acceptances, term federal funds, repurchase agreements or reverse repurchase agreements. As a federal savings association, the Association is not permitted to invest in equity securities. This general restriction does not apply to the Company. The Association’s investment policy permits the use of interest rate agreements (caps, floors and collars) and interest rate exchange contracts (swaps) in managing our interest rate risk exposure. The use of financial futures, however, is prohibited without specific approval from its Board of Directors.
FASB ASC 320, “Investments-Debt and Equity Securities,” requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities designated as available for sale are reported at fair value, while securities designated as held to maturity are reported at amortized cost. As a result of previous guidance from the Company's primary regulator that indicated that the Company's reported balance of liquid assets could not include any investment security not classified as available for sale, all investment securities held by the Company are classified as available for sale. We do not have a trading portfolio.
The fair value of our investment portfolio at September 30, 2021 consisted of $5.5 million in primarily fixed-rate securities guaranteed by Fannie Mae, and $416.2 million of REMICs collateralized only by securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
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

	At September 30,
	2021		2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investments available for sale:
REMICs	$415,149	$416,241	$441,419	$447,203	$544,042	$541,042
Fannie Mae certificates	5,393	5,542	5,965	6,235	6,563	6,822
Total investment securities available for sale	$420,542	$421,783	$447,384	$453,438	$550,605	$547,864
Portfolio Maturities and Yields. The composition and maturities of our securities portfolio at September 30, 2021 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. There were no securities with a maturity of one year or less. All of our securities at September 30, 2021 were taxable securities.

	More than One Year Through Five years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investments available for sale:
REMICs	$14,304	1.91%	$33,580	1.02%	$367,265	0.90%	$415,149	$416,241	0.94%
Fannie Mae certificates	4,069	1.57%	1,324	6.28%	—	—%	5,393	5,542	2.73%
Total investment securities available for sale	$18,373	1.83%	$34,904	1.22%	$367,265	0.90%	$420,542	$421,783	0.96%
Sources of Funds
General. Deposits traditionally have been the primary source of funds for the Association’s lending and investment activities. The Association also borrows, primarily from the FHLB of Cincinnati and the FRB-Cleveland Discount Window, to supplement cash flow, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage its cost of funds. Additional sources of funds are scheduled loan payments, maturing investments, loan prepayments, collateralized wholesale borrowings, income on other earning assets, the proceeds from loan sales, and brokered CDs. As a result of favorable market conditions, proceeds from loan sales increased significantly during fiscal 2020 and 2021 and allowed for the retirement of some FHLB of Cincinnati borrowings.
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
At September 30, 2021, deposits totaled $8.99 billion. Checking accounts totaled $1.13 billion (including $1.03 billion of interest-bearing checking accounts) and savings accounts totaled $1.83 billion (including $1.73 billion of higher yield savings accounts and MMK). At September 30, 2021, the Association had a total of $6.03 billion in CDs (including $492.0 million of brokered CDs), of which $3.47 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes the Association will retain a large portion of these accounts upon maturity.
The following table sets forth the distribution of the Association’s average total deposit accounts, by account type, for the fiscal years indicated.

	For the Years Ended September 30,
	2021			2020			2019
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Checking	$1,079,699	11.8%	0.11%	$917,552	10.1%	0.16%	$881,233	10.2%	0.36%
Savings	1,742,042	19.0%	0.17%	1,530,977	16.9%	0.51%	1,381,646	16.0%	0.85%
Certificates of deposit	6,339,412	69.2%	1.47%	6,621,289	73.0%	1.98%	6,388,905	73.8%	2.01%
Total deposits	$9,161,153	100.0%	1.06%	$9,069,818	100.0%	1.55%	$8,651,784	100.0%	1.66%
The following table sets forth the distribution of the Association’s total deposit accounts, by account type, at September 30, 2021.

	At September 30, 2021
	Balance	Percent	Weighted Average Cost of Funds
	(Dollars in thousands)
Deposit type
Interest Bearing:
Checking	$1,132,910	12.6%	0.09%
Savings accounts, excluding money market accounts	1,263,309	14.0%	0.12%
Money market accounts	563,931	6.3%	0.19%
Certificates of deposit, including accrued interest	6,033,455	67.1%	1.26%
Total Deposits	$8,993,605	100.0%	0.89%
As of September 30, 2021, the aggregate amount of the Association’s outstanding CDs in amounts greater than or equal to $100,000 was approximately $3.16 billion. The following table sets forth the maturity of those CDs as of September 30, 2021.

At September 30, 2021
(In thousands)
Three months or less	$826,141
Over three months through six months	503,271
Over six months through one year	509,908
Over one year to three years	1,060,171
Over three years	256,313
Total	$3,155,804

Borrowings. At September 30, 2021, the Association had $3.09 billion of borrowings from the FHLB of Cincinnati. During the fiscal year ended September 30, 2021, the Association’s only third-party borrowings consisted of loans, commonly referred to as “advances,” from the FHLB of Cincinnati. Borrowings from the FHLB of Cincinnati are secured by the

Association’s investment in the common stock of the FHLB of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. Our current, maximum borrowing capacity with the FHLB of Cincinnati is $7.43 billion. Based on the amount of collateral that is subject to the blanket pledge that secures advances, in addition to the existing available capacity, our capacity limit for additional borrowings from the FHLB of Cincinnati at September 30, 2021 was $4.34 billion. The ability to borrow from the FRB-Cleveland Discount Window is also available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio. At September 30, 2021, the Association had the capacity to borrow up to $245.7 million from the FRB-Cleveland and had no amount outstanding as of that date.
The Association has utilized borrowings from the FHLB of Cincinnati to manage its on-balance sheet liquidity, to replace maturing, high rate CDs at a lower cost and to lengthen the maturity of our funding through the use of interest rate swaps discussed in Note 17. DERIVATIVE INSTRUMENTS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
The following tables sets forth information relating to a category of short-term borrowings for which the average balance outstanding during the period was at least 30% of shareholders' equity at the end of each period shown. There were no FHLB borrowings 30 days and under during fiscal year 2021.

	At or For the Fiscal Years Ended September 30,
	2020	2019
	(Dollars in thousands)
FHLB borrowings (30 days and under):
Balance at end of year	$—	$500,000
Maximum outstanding at any month-end	$440,000	$1,149,000
Average balance during year	$180,916	$724,396
Average interest rate during the fiscal year	1.38%	2.39%
Weighted average interest rate at end of year	—%	2.24%

	At or For the Fiscal Years Ended September 30,
	2021	2020	2019
	(Dollars in thousands)
FHLB borrowings (90 days):
Balance at end of year	$2,450,000	$2,975,000	$2,750,000
Maximum outstanding at any month-end	$2,925,000	$3,075,000	$3,180,000
Average balance during year	$2,693,533	$2,893,540	$2,277,910
Average interest rate during the fiscal year	0.23%	1.12%	2.44%
Weighted average interest rate at end of year	0.23%	0.28%	2.22%

A maturity schedule, according to U.S. GAAP, for FHLB borrowings is shown in Note 10. BORROWED FUNDS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The following table sets forth the effective maturity of FHLB borrowings, ignoring the impact of deferred penalties and interest rate swaps discussed in Note 17. DERIVATIVE INSTRUMENTS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Interest rate swaps are used to extend the duration of our liabilities, and when taking into consideration the balance of both the FHLB borrowings and the associated swap transactions hedging those borrowings, the weighted average cost of funds as of September 30, 2021 was 1.82%.

	At September 30, 2021
	Balance	Percent	Weighted Average Cost of Funds
	(Dollars in thousands)
Borrowings
Maturing in:
12 months or less	$900,000	29.1%	1.90%
13 to 36 months	875,703	28.3%	1.68%
37 months or more	1,314,679	42.6%	1.86%
Total Borrowings	$3,090,382	100.0%	1.82%

Federal Taxation
General. The Company and the Association are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering on April 20, 2007, the Company and the Association were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and the Association were no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owned at least 80% of the common stock of the Company. As a result of the Company's stock repurchase program which reduced the number of outstanding shares of the Company, at September 30, 2021, Third Federal Savings, MHC, owned 80.89% of the common stock of the Company and the Company and the Association can, again, be a part of Third Federal Savings, MHC’s consolidated tax group. Beginning on September 30, 2007 and for each subsequent fiscal year thereafter, the Company has filed consolidated tax returns with the Association and Third Capital Inc., its wholly-owned subsidiaries.
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
At September 30, 2021, the total federal pre-base year bad debt reserve of the Association was approximately $105.0 million.
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
Effective July 1, 2019, the OCC issued a final rule, pursuant to a provision of the Economic Growth Regulatory Relief and Consumer Protection Act, that permits a federal savings association to elect to exercise national bank powers without converting to a national bank charter. Among other things, the election allows a federal savings association to engage in commercial and commercial real estate lending without the aggregate limits applicable to federal savings associations. By exercising the election, the federal savings association also becomes subject to many of the same duties, restrictions, liabilities, conditions and limitations applicable to national banks, some of which are more restrictive than those applicable to federal savings associations. A federal savings association making the election retains its federal savings association charter and continues to be treated as a federal savings association for purposes of corporate governance. The election is available to federal savings associations that had total consolidated assets of $20 billion or less as of December 31, 2017. The Association has not exercised the election as of September 30, 2021.
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
The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available for sale-securities). The Association exercised its opt-out election during the first quarter of calendar 2015. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
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
Federal savings associations must also meet a statutory “tangible capital” standard of 1.5% of total adjusted assets. Tangible capital is generally defined as Tier 1 capital for this purpose.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% in addition to the minimum capital requirements. The capital conservation buffer requirement was phased in and was fully implemented at 2.5% on January 1, 2019. At September 30, 2021, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer". In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As presented in Note 3. REGULATORY MATTERS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, at September 30, 2021, the Association exceeded all regulatory capital requirements to be considered “Well Capitalized”.
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2021, the Association was in compliance with the loans-to-one borrower limitations.
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
A savings association that fails the qualified thrift lender test must operate under specified restrictions. Under the DFA, non-compliance with the QTL test may subject the Association to agency enforcement action for a violation of law. At September 30, 2021, the Association satisfied the QTL test.
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
Regardless of whether an application is required, every savings association that is a subsidiary of a holding company must still file a notice with the FRS at least 30 days before the board of directors declares a dividend or approves a capital distribution.
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
In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if the institution would be undercapitalized after the distribution.
The Association, in compliance with the preceding requirements, paid a $55 million cash dividend to the Company during the fiscal year ended September 30, 2021, a $57 million cash dividend to the Company during the fiscal year ended September 30, 2020 and an $85 million cash dividend to the Company during the fiscal year ended September 30, 2019. There was a $16 million dividend paid to the Company by Third Capital during the fiscal year ended September 30, 2020, but there were no dividends paid to the Company by Third Capital during the fiscal years ended September 30, 2021 or 2019.
The Company's seventh stock repurchase program, for the repurchase of 10,000,000 shares of its common stock, was announced on July 30, 2015 and completed January 6, 2017. The eighth stock repurchase program, also for 10,000,000 shares, was announced on October 27, 2016 and began on January 6, 2017.
Under current FRS regulations, Third Federal Savings, MHC is required to obtain the approval of its members (depositors and certain loan customers of the Association) every 12 months to enable Third Federal Savings, MHC to waive its right to receive dividends on the Company’s common stock that Third Federal Savings, MHC owns. Third Federal Savings, MHC has received this approval of its members at meetings held July 13, 2021, July 14, 2020, July 16, 2019, July 11, 2018, July 19, 2017, July 26, 2016 and August 5, 2015. Third Federal Savings, MHC has the approval to waive the receipt of up to a total of $1.13 per share of dividends from the Company over the four quarterly periods ending June 30, 2022. Third Federal Savings, MHC waived its right to receive a $0.2825 per share dividend payment on September 21, 2021. As a result of the 2020, 2019, 2018, 2017, 2016 and 2015 approvals, Third Federal Savings, MHC previously waived its right to receive four separate $0.28 per share dividend payments during the four quarterly periods ended June 30, 2021, two separate $0.27 per share dividend payments, two separate $0.28 per share dividend payments during the four quarterly periods ended June 30, 2020, four separate $0.25 per share dividend payments during the four quarterly periods ended June 30, 2019, four separate $0.17 per share dividend payments during the four quarterly periods ended June 30, 2018, four separate $0.125 per share dividend payments during the four quarterly periods ended June 30, 2017 and four separate $0.10 per share dividend payments during the four quarterly periods ending June 30, 2016.
Liquidity. A federal savings association is required to identify, measure, monitor and control its funding and liquidity risk and maintain a sufficient amount of liquid assets to ensure its safe and sound operation. The Association maintains a liquid asset portfolio comprised of agency securities that are collateralized by mortgages, in addition to cash and cash equivalents, to maintain sufficient liquidity to fund business operations.
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
The Association received a "Needs to Improve" Community Reinvestment Act rating in its most recent federal evaluation dated February 24, 2020 and received in January 2021.

In June 2020, the OCC issued amendments to its Community Reinvestment Act regulations. The final rule clarifies and expands the activities that qualify for Community Reinvestment Act credit, updates where activities count for such credit and, according to the agency, seeks to create a more consistent and objective method for evaluating Community Reinvestment Act performance. The final rule was effective October 1, 2020 but the Association is not required to be compliant with applicable revised requirements until January 1, 2023. In May 2021, the OCC indicated that it was reconsidering the June 2020 amendments and would not object to the suspension of development of compliance systems for the January 1, 2023 date. Most recently, in July 2021, the OCC, along with the FRB and FDIC, announced plans to jointly work to “strengthen and modernize” the CRA regulations and the related regulatory framework. No timetable for a rule making process was indicated.
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
(i)subject to certain exceptions for loan programs made available to all employees, be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
(ii)do not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Association’s capital.
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
As of September 30, 2021, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required (Well Capitalized)
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,629,192	21.00%	$775,796	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,585,124	11.15%	710,939	5.00%
Tier I Capital to Risk-Weighted Assets	1,585,124	20.43%	620,637	8.00%
Common Equity Tier I to Risk-Weighted Assets	1,585,124	20.43%	504,268	6.50%

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured depository institutions such as the Association. Deposit accounts in the Association are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.

The FDIC charges insured depository institutions assessments to maintain the Deposit Insurance Fund. The FDIC bases its assessments on each institution’s total assets less Tier 1 capital, with an assessment schedule based on perceived risk to the Deposit Insurance Fund. Institutions with over $10 billion of total assets, such as the Association, are classified for assessment purposes as "Large Institutions". Such Large Institutions are generally subject to a pricing system that includes a separate “scorecard” methodology designed to measure risk to the fund. In conjunction with the FDIC Deposit Insurance Fund’s reserve ratio reaching 1.15%, the assessment range for Large Institutions (inclusive of adjustments specified by the FDIC) was lowered to 1.5 to 40 basis points, effective July 1, 2016. In addition, “Large Institutions” were assessed a surcharge required by the DFA until the earlier of the Deposit Insurance Fund reaching 1.35% or December 31, 2018. The surcharge was 4.5 basis points of the Large Institution’s “surcharge base,” which is generally its regular assessment base reduced by $10 billion. The FDIC announced that the 1.35% ratio was reached as of September 30, 2018 and the surcharge ended with payment of the December 31, 2018 invoice. As of June 30, 2020, the FDIC announced that the ratio had declined to 1.30% largely due to economic consequences of the COVID-19 pandemic. The FDIC adopted a plan to restore the Insurance Fund ratio to 1.35% within eight years but has not changed its assessment schedule.
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
As of September 30, 2021, outstanding borrowings (including accrued interest) from the FHLB of Cincinnati were $3.09 billion and the Association was in compliance with the stock investment requirement.
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
Holding Company Regulation
General. Third Federal Savings, MHC, and the Company are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Third Federal Savings, MHC and the Company are registered with the FRS and subject to FRS regulations, examinations, supervision and reporting requirements. In addition, the FRS has enforcement authority over Third Federal Savings, MHC and the Company. Among other things, this authority permits the FRS to restrict or prohibit activities that are determined to be a serious risk to the Association. As federal corporations, Third Federal Savings, MHC and the Company are generally not subject to state business organization laws.
Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and FRS regulations, a mutual holding company, such as Third Federal Savings, MHC and its mid-tier company, the Company, may, with appropriate regulatory approval, engage in the following activities:
(i)investing in the stock of a savings association;
(ii)acquiring a mutual association through the merger of such association into a savings association subsidiary of the Company or an interim savings association subsidiary of the Company;
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
The Home Owners’ Loan Act prohibits a savings and loan holding company, such as the Company, from directly or indirectly acquiring more than 5% of a class of voting securities of, or acquiring "control" as defined in FRS regulations of, another savings institution or savings and loan holding company, without prior written approval of the FRS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.
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
Dividends and Repurchases. The FRS has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend, the proposed dividend is not covered by earnings for the period for which it is being paid or the company's overall rate of earnings retention is inconsistent with the company's capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.
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
Waivers of Dividends by Third Federal Savings, MHC. Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. The OTS, the previous regulator for Third Federal Savings, MHC, allowed dividend waivers provided the mutual holding company’s Board of Directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of its subsidiary institution. In February 2008, the Company declared its first quarterly dividend and Third Federal Savings, MHC waived its right to receive each dividend paid by the Company. Section 625(a) of DFA preserved, for mutual holding companies, including Third Federal Savings, MHC, that had reorganized into mutual holding company form, issued minority stock and waived dividends prior to December 1, 2009, the right to waive dividends if the waiver was not detrimental to the safe and sound operation of the savings association and the board of directors expressly determines that the waiver is consistent with the fiduciary duties of the board to the mutual members of the mutual holding company. However, on August 12, 2011, the FRS issued an interim final rule that added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. On July 13, 2021, Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.13 per share during the four quarterly periods ending June 30, 2022. Third Federal Savings, MHC previously received the approval of its members at: (1) a July 14, 2020 meeting to waive dividends of up to a total of $1.12 per share during the four quarterly periods ended June 30, 2021, (2) a July 16, 2019 meeting to waive receipt of dividends up to a total of

$1.10 per share during the four quarterly periods ended June 30, 2020; (3) a July 11, 2018 meeting to waive receipt of dividends up to a total of $1.00 per share during the four quarterly periods ended June 30, 2019; (4) a July 19, 2017 meeting to waive receipt of dividends up to a total of $0.68 per share during the four quarterly periods ended June 30, 2018; and (5) a July 26, 2016 meeting to waive receipt of dividends up to $0.50 per share during the four quarterly periods ended June 30, 2017.
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

The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, subsequently extended several times by federal mortgage-backing agencies, most recently to at least September 30, 2021.

Human Capital Resources
At September 30, 2021, we employed 1,005 associates, nearly all of whom are full-time and of which approximately 76% are women. At September 30, 2020, we employed 1,000 associates. As a financial institution, approximately 36% of our associates are employed at our branch and loan production offices, and another 12% are employed at our customer care call center. The success of our business is highly dependent on our associates, who provide value to our customers and communities through their dedication to our mission, helping customers achieve the American dream of home ownership and financial security. Our workplace culture is grounded in a set of core values – love (a genuine concern for others), trust, respect, a commitment to excellence and a little bit of fun – which is lived out daily in our work. We seek to hire well-qualified associates who are also a good fit for our value system. Our selection and promotion processes are without bias and include the active recruitment of minorities and women.

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

The safety, health and wellness of our associates is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining associate safety while continuing successful operations. At the onset of the pandemic, we were able to transition, over a short period of time, 75% of our associates to effectively working from remote locations and ensure a safely-distanced working environment for associates performing customer facing activities or working on-site at branches and operations centers. During fiscal year 2021, our associates who weren't already working onsite full-time, have returned to working hybrid schedules split between on-site and remote locations. In 2020, all of our branch and most of our customer care associates were working onsite full-time. All associates are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our associates by strongly encouraging work-life balance, offering flexible work schedules, keeping the associate portion of health care premiums to a minimum and sponsoring various wellness programs, whereby associates are compensated for incorporating healthy habits into their daily routines.

Associate retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. We believe our commitment to living out our core values, actively prioritizing concern for our associates’ well-being, supporting our associates’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing associates. In addition, nearly all of our associates are stockholders of the Company through participation in our Associate Stock Ownership Plan, which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. At September 30, 2021, 38% of our current staff had been with us for fifteen years or more.

Item 1A.	Risk Factors
Risks Related to the COVID-19 Pandemic
The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.
The COVID-19 pandemic has caused significant economic disruption in the United States, resulting in an unprecedented slow-down in economic activity and a related increase in unemployment. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies have required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Finally, the spread of COVID-19 has caused us to modify our business practices, including associate travel, associate work locations, and cancellation of physical participation in meetings, events and conferences. We have many associates working hybrid schedules and may take further actions as may be required by government authorities or that we determine are in the best interests of our associates, customers and business partners. We did not participate in, or offer loans, as part of the Payroll Protection Program.

Given that we employ more than 100 associates, we are subject to the federal vaccination mandate that is currently proposed to be implemented January 4, 2022. The mandate requires our associates to show proof they have been fully vaccinated or provide a COVID-19 test at least once a week. It is difficult to predict the full impact this mandate, if implemented, on our business and operations. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened to pre-pandemic levels. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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
•our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
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
•the unanticipated loss or unavailability of key associates due to the outbreak, which could harm our ability to operate our business or execute our business strategy, especially as we may not be successful in finding and integrating suitable successors;
•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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
We are subject to extensive regulation, supervision and examination by the FRS, the OCC, the CFPB and the FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for credit losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.
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
All savings associations have a responsibility under the Community Reinvestment Act and federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the OCC is required to assess the savings association’s record of compliance with the Community Reinvestment Act. The Association received a “Needs to Improve” Community Reinvestment Act rating in its most recent federal examination that analyzed home mortgage lending data for the period January 1, 2015 through December 31, 2019. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as those related to branches, mergers, minority stock offerings or a second-step conversion, or in restrictions on its activities.
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

Risks Related to our Lending Activities

Our lending activities provide lower interest rates than financial institutions that originate more commercial loans.

Our principal lending activity consists of originating, and essentially all of our loan portfolio consists of, residential real estate mortgage loans. We originate our loans with a focus on limiting credit risk exposure and not necessarily to generate the highest return possible or maximize our interest rate spread. In addition, residential real estate mortgage loans generally have lower interest rates than commercial business loans, commercial real estate loans and consumer loans. As a result, we may generate lower interest rate spreads and rates of return when compared to our competitors who originate more consumer or commercial loans than we do. We intend to continue our focus on residential real estate lending.

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
Restrictions on our ability to pay dividends to stockholders could adversely affect the value of our common stock.
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
Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. In August 2011, the FRS issued an interim final rule pursuant to the DFA, providing that the FRS “may not” object to dividend waivers by grandfathered mutual holding companies, such as Third Federal Savings, MHC, under standards substantially similar to those previously required by the OTS. However, the interim final rule added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within twelve months prior to the declaration of the dividend being waived. As part of its rulemaking process, the FRS is reviewing comments on the interim final rule and there can be no assurance that the final rule will not require such a member vote. Third Federal Savings, MHC has received the approval of its members in eight separate meetings (held in either July or August of each year from 2014 through 2021) to waive the receipt of dividends for a twelve-month period, and the FRS has “non-objected” to Third Federal Savings, MHC’s waiver each time. However, future approvals of members and non-objections from the FRS are not assured and if not obtained, the discontinuance of dividend payments would adversely affect the value of our common stock.

Public stockholders own a minority of the outstanding shares of our common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

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

In preparing periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses and the determination of pension obligations.

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
Our net interest income can also be negatively impacted when assets and funding sources with seemingly similar, but not identical re-pricing characteristics react differently to changing interest rates. An example is our home equity lines of credit loan portfolio and our interest-bearing checking and savings deposit products. Interest rates charged on our home equity lines of credit loans are linked to the prime rate of interest, which generally adjusts in a direct relationship to changes in the FRS’s Federal Funds target rate. Similarly, our interest-bearing checking and savings deposit products are generally expected to adjust when changes are made to the Federal Funds target rate. However, to the extent that increases or decreases are made to the Federal Funds target rate, and those increases or decreases translate into increases or decreases of the prime rate and the rate charged on our home equity lines of credit loans, but do not extend to equivalent adjustments to our interest-bearing checking and savings deposit products, we can experience a reduction in our net interest income. At September 30, 2021, we held $2.11 billion of home equity lines of credit loans and $2.76 billion of interest-bearing checking and savings deposits.
Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized mortgage servicing rights. As of September 30, 2021, we serviced $2.26 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an amortized cost of $8.9 million and an estimated fair value, at that date, of $17.5 million. Because the estimated life and estimated income to be derived from servicing the underlying mortgage loans generally increase with rising interest rates and decrease with falling interest rates, the value of mortgage servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Changes in interest rates can also have an adverse effect on our financial condition, as our available for sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available for sale securities, net of taxes. The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
In general, changes in market and competitive interest rates result from events that we do not control and over which we generally have little or no influence. As a result, mitigation of the adverse affects of changing interest rates is generally limited to controlling the composition of the assets and liabilities that we hold. To monitor our positions, we maintain an interest rate risk modeling system which is designed to measure our interest rate risk sensitivity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off balance sheet items (the institution’s economic value of equity) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. At September 30, 2021, in the event of an immediate 200 basis point increase in all interest rates, our model projects that we would experience a $152.4 million, or 8.21%, decrease in EVE. Our calculations further project that, at September 30, 2021, in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the twelve month measurement period to an aggregate increase in 200 basis points, we would expect our projected net interest income for the twelve months ended September 30, 2022 to increase by 3.47%. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
A worsening of economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.
Our performance is significantly impacted by the general economic conditions in our primary markets in Ohio and Florida, and surrounding areas. We also originate loans in other states which will be impacted by national or regional economic conditions. A deterioration in economic conditions is likely to result in high levels of unemployment, which would weaken local economies and could result in additional defaults of mortgage loans. Most of the loans in our loan portfolio are secured by real estate located in our primary market areas. Negative conditions, such as layoffs, in the markets where collateral for a mortgage loan is located could adversely affect a borrower’s ability to repay the loan and the value of the collateral securing the loan. Declines in the U.S. housing market, falling home prices and increasing foreclosures, as well as unemployment and under-

employment, all negatively impact the credit performance of mortgage loans and can result in significant write-downs of asset values by financial institutions.
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
•The processes we use to estimate losses inherent in our credit exposure require difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of viable estimation and which may, in turn, impact the reliability of our evaluation processes, the comfort of our regulators with respect to the adequacy of our allowance for credit losses and who may require adjustments thereto, and ultimately could result in increased provisions for loan losses and reduced levels of earnings and capital.
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

We have certain interest rate swap contracts indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2021 and therefore we are strongly encouraged to not enter any new transactions referencing LIBOR after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, a general consensus exists that in the U.S. the Secured Overnight Financing Rate (SOFR) index will be an acceptable alternative to LIBOR. The language in our LIBOR-based contracts and financial instruments has been developed by the Chicago Mercantile Exchange and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our swap contracts may result in our incurring significant expenses in effecting the transition and may result in disputes or litigation over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. Our LIBOR exposure on existing swaps is expected to continue through the permanent LIBOR cessation date anticipated on June 30, 2023.
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

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.
Our reputation is one of the most valuable components of our business and is critical to our success. The ability to attract and retain customers, investors, employees and advisors may depend upon external perceptions of the Company. Damage to the Company's reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior and the misconduct of employees, advisors and counterparties. Adverse developments with respect to the financial services industry may also, by association, negatively impact the Company's reputation or result in greater regulatory or legislative scrutiny or litigation against the Company.
Furthermore, shareholders, customers and other stakeholders have begun to consider how corporations are addressing environmental, social and governance (“ESG”) issues. Governments, investors, customers and the general public are increasingly focused on ESG practices and disclosures, and views about ESG are diverse and rapidly changing. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine that the Company has not made sufficient progress on ESG matters. We could also face potential negative ESG-related publicity in traditional media or social media if shareholders or other stakeholders determine that we have not adequately considered or addressed ESG matters. If the Company, or our relationships with certain customers, vendors or suppliers, became the subject of negative publicity, our ability to attract and retain customers and employees, and our financial condition and results of operations, could be adversely impacted.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We operate from our main office in Cleveland, Ohio, our 37 full-service branch offices located in Ohio and Florida and our seven loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Broward, Collier, Hillsborough, Lee, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Franklin, Butler, Delaware and Hamilton. The Company owns the building in which its home office and executive offices are located, and six other office locations. The net book value of our land, premises, equipment and software was $37.4 million at September 30, 2021, a $4.2 million reduction from September 30, 2020, primarily due to depreciation.

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
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of November 19, 2021, we had 6,393 shareholders of record, which does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms.
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
On July 13, 2021, at a special meeting of members of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) of Third Federal Savings, MHC voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $1.13 per share, to be declared on the Company’s common stock during the four quarterly periods ending June 30, 2022. The members approved the waiver by casting 60% of the eligible votes, with 97% of the votes cast, or 59% of the total eligible votes, in favor of the waiver. Third Federal Savings, MHC is the 81% majority shareholder of the Company.
Following the receipt of the members’ approval at the July 13, 2021 special meeting, Third Federal Savings, MHC filed a notice with, and subsequently received the non-objection of, the FRB-Cleveland for the proposed dividend waivers.

In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from September 30, 2016 through September 30, 2021, relative to the cumulative total return on stocks included in the S&P U.S. BMI Banks Index, S&P Composite 1500 Thrifts & Mortgage Finance Index and NASDAQ Composite, in each case for the same period. The cumulative return data is presented in dollars, based on starting investments of $100 and assuming the reinvestment of dividends.

Total Return Performance
Index Value
300
250
200
150
100
50
09/30/16
09/30/17
09/30/18
09/30/19
09/30/20
09/30/21
Period Ending
TFS Financial Corporation
S&P U.S. BMI Banks Index
S&P Composite 1500 Thrifts & Mortgage Finance Index
NASDAQ Composite Index

	Measurement Date
Index (with base price at 9/30/2016)	9/30/2016	9/30/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021
TFS Financial Corporation	100.00	93.66	91.56	116.71	101.14	138.81
S&P U.S. BMI Banks Index	100.00	142.24	154.22	154.71	113.59	206.67
S&P Composite 1500 Thrifts & Mortgage Finance Index	100.00	122.86	120.63	137.04	99.05	162.00
NASDAQ Composite Index	100.00	123.68	154.82	155.63	219.37	285.75
Source: S&P Global Market Intelligence
 ______________________

We did not sell any securities during the quarter ended September 30, 2021.
We did not purchase any stock during the quarter ended September 30, 2021. On October 27, 2016, the Company announced that the Board of Directors approved the Company's eighth stock repurchase program, which authorizes the repurchase of up to 10,000,000 shares of the Company's outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The repurchase program commenced in January 2017, and in response to COVID-19, was restricted significantly in March 2020 and suspended in April 2020. On February 25, 2021, the Company lifted its internal suspension. Stock price limitations in the plan have prevented any repurchases since that date. The program has 5,891,079 max number of shares that may be purchased under the plan as of September 30, 2021. The program has no expiration date.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

	At September 30,
	2021	2020	2019	2018	2017
	(In thousands)
Selected Financial Condition Data:
Total assets	$14,057,450	$14,642,221	$14,542,356	$14,137,331	$13,692,563
Cash and cash equivalents	488,326	498,033	275,143	269,775	268,218
Investment securities - available for sale	421,783	453,438	547,864	531,965	537,479
Loans held for sale	8,848	36,871	3,666	659	351
Loans, net	12,509,035	13,103,062	13,195,745	12,871,294	12,419,306
Bank owned life insurance	297,332	222,919	217,481	212,021	205,883
Prepaid expenses and other assets	91,586	104,832	87,957	44,344	61,086
Deposits	8,993,605	9,225,554	8,766,384	8,491,583	8,151,625
Borrowed funds	3,091,815	3,521,745	3,902,981	3,721,699	3,671,377
Shareholders’ equity	1,732,280	1,671,853	1,696,754	1,758,404	1,689,959

	For the Years Ended September 30,
	2021	2020	2019	2018	2017
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$389,351	$455,298	$482,087	$443,045	$408,995
Interest expense	157,721	213,030	216,666	162,104	130,099
Net interest income	231,630	242,268	265,421	280,941	278,896
Provision (release) for credit losses on loans	(9,000)	3,000	(10,000)	(11,000)	(17,000)
Net interest income after provision (release) for credit losses on loans	240,630	239,268	275,421	291,941	295,896
Non-interest income	55,299	53,251	20,464	21,536	19,849
Non-interest expenses	195,835	192,274	193,673	192,313	182,404
Earnings before income tax	100,094	100,245	102,212	121,164	133,341
Income tax expense	19,087	16,928	21,975	35,757	44,464
Net earnings after income tax expense	$81,007	$83,317	$80,237	$85,407	$88,877
Earnings per share
Basic	$0.29	$0.30	$0.29	$0.31	$0.32
Diluted	$0.29	$0.29	$0.28	$0.30	$0.32
Cash dividends declared per share	$1.12	$1.11	$1.02	$0.76	$0.545

	At or For The Years Ended September 30,
	2021	2020	2019	2018	2017
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.56%	0.56%	0.56%	0.62%	0.67%
Return on average equity	4.77%	4.88%	4.58%	4.91%	5.28%
Interest rate spread(1)	1.52%	1.52%	1.73%	1.93%	2.02%
Net interest margin(2)	1.66%	1.69%	1.92%	2.08%	2.16%
Efficiency ratio(3)	68.25%	65.06%	67.75%	63.58%	61.06%
Non-interest expense to average total assets	1.35%	1.29%	1.36%	1.39%	1.37%
Average interest-earning assets to average interest-bearing liabilities	111.92%	111.41%	112.28%	112.96%	113.29%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.32%	0.37%	0.50%	0.57%	0.62%
Non-accruing loans as a percent of total loans	0.35%	0.41%	0.54%	0.60%	0.63%
Allowance for credit losses on loans as a percent of non-accruing loans	145.96%	87.95%	54.60%	54.56%	61.89%
Allowance for credit losses on loans as a percent of total loans	0.51%	0.36%	0.29%	0.33%	0.39%
Capital Ratios:
Association
Total capital to risk-weighted assets(4)	21.00%	19.96%	19.56%	20.47%	21.37%
Tier 1 (leverage) capital to net average assets(4)	11.15%	10.39%	10.54%	10.87%	11.16%
Tier 1 capital to risk-weighted assets(4)	20.43%	19.37%	19.07%	19.91%	20.69%
Common equity tier 1 capital to risk-weighted assets(4)	20.43%	19.37%	19.07%	19.91%	20.69%
TFS Financial Corporation
Total capital to risk-weighted assets(4)	23.75%	22.71%	22.22%	22.94%	23.63%
Tier 1 (leverage) capital to net average assets(4)	12.65%	11.88%	12.05%	12.25%	12.41%
Tier 1 capital to risk-weighted assets(4)	23.18%	22.13%	21.73%	22.39%	22.96%
Common equity tier 1 capital to risk-weighted assets(4)	23.18%	22.13%	21.73%	22.39%	22.96%
Average equity to average total assets	11.72%	11.50%	12.30%	12.56%	12.67%
Other Data:
Association:
Number of full service offices	37	37	37	38	38
Loan production offices	7	7	8	8	8
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
(4)In April 2020, the Simplifications to the Capital Rule ("Rule") was adopted, which simplified certain aspects of the capital rule under Basel III. The impact of the Rule was not material to the regulatory capital ratios.

COVID-19 Pandemic. During the current and previous fiscal years, the COVID-19 pandemic had a significant impact on our customers, associates and communities, which collectively impacts our shareholders. Our primary values and mission mentioned above have driven our responses related to COVID-19 and are summarized below.
Customers
•Branches are open and have returned to normal, operating business hours
•Through September 30, 2021, over 2,200 customers, representing over $250 million of loans, have been helped by COVID-19 related forbearance plans

•As a result of payoffs and customer resolutions, there were 149 customers, representing $21.8 million of loans, remaining in COVID-19 forbearance plans as of September 30, 2021
•Customer relief provided in the form of: forbearance plans available with multiple repayment options; waiving of late fees, overdraft fees and ATM fees
•Expanded technology platforms, including mobile banking features and mobile deposit limits, as well as enhanced functionality for online deposit management
Associates
•Plans currently in place for associate hybrid (work from office/home options)
•Safety precautions implemented as needed, including masks, germ shields and working distance requirements.
•Provided a one-time after tax bonus of $1,500 to each associate
•Medical benefit plan enhancements have been made to ensure COVID-19 coverage
•An additional 10 days provided to associates for COVID-19 related absences
•Over $100,000 added to Rhonda’s Kiss Associate Fund for family hardships
Communities
•Third Federal Foundation made a commitment to provide a $1.1 million lead gift to University Settlement to support a new $20 million development in the neighborhood near our headquarters that will provide 80 new units of affordable housing.
•Hosted MetroHealth drive-through vaccinations for public and associates.
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
Controlling Our Interest Rate Risk Exposure. Historically, our greatest risk has been our exposure to changes in interest rates. When we hold longer-term, fixed-rate assets, funded by liabilities with shorter-term re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding longer-term, fixed-rate mortgage assets primarily by maintaining regulatory capital in excess of levels required to be well capitalized, by promoting adjustable-rate loans and shorter-term fixed-rate loans, by marketing home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate, by opportunistically extending the duration of our funding sources and selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. The decision to extend the duration of some of our funding sources through interest rate swap contracts over the past few years has also caused additional interest rate risk exposure, as the current low market interest rates are lower than the rates in effect when some of the swap contracts were executed. This rate difference is reflected in the level of cash flow hedges included in accumulated other comprehensive loss.
Levels of Regulatory Capital
At September 30, 2021, the Company’s Tier 1 (leverage) capital totaled $1.80 billion, or 12.65% of net average assets and 23.18% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.59 billion, or 11.15% of net average assets and 20.43% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 7 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Years Ended September 30,
	2021		2020
	Amount	Percent	Amount	Percent
First Mortgage Loan Originations:	(Dollars in thousands)
ARM (all Smart Rate) production	$1,089,410	30.0%	$1,223,422	39.7%
Fixed-rate production:
Terms less than or equal to 10 years	540,723	14.9	295,434	9.6
Terms greater than 10 years	1,997,694	55.1	1,558,942	50.7
Total fixed-rate production	2,538,417	70.0	1,854,376	60.3
Total First Mortgage Loan Originations:	$3,627,827	100.0%	$3,077,798	100.0%

	September 30, 2021		September 30, 2020
	Amount	Percent	Amount	Percent
Balances of First Mortgage Loans Held For Investment:	(Dollars in thousands)
ARM (primarily Smart Rate) Loans	$4,646,760	45.2%	$5,122,266	47.2%
Fixed-rate Loans:
Terms less than or equal to 10 years	1,309,407	12.7	1,284,605	11.8
Terms greater than 10 years	4,322,931	42.1	4,443,140	41.0
Total fixed-rate loans	5,632,338	54.8	5,727,745	52.8
Total First Mortgage Loans Held For Investment:	$10,279,098	100.0%	$10,850,011	100.0%
The following table sets forth the balances as of September 30, 2021 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(in thousands)
2022	$277,640
2023	356,975
2024	500,226
2025	835,129
2026	2,177,133
2027	499,657
Total	$4,646,760

At September 30, 2021 and September 30, 2020, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $8.8 million and $36.9 million, respectively.

Loan Portfolio Yield
    The following tables set forth the balance and interest yield as of September 30, 2021 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	September 30, 2021
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,309,407	10.4%	2.85%
Terms greater than 10 years	4,322,931	34.4%	3.56%
Total Fixed-Rate loans	5,632,338	44.8%	3.39%

ARMs	4,646,760	36.9%	2.79%
Home Equity Loans and Lines of Credit	2,214,252	17.6%	2.51%
Construction and Other loans	83,315	0.7%	3.18%
Total Loans Receivable, net	$12,576,665	100.0%	3.01%

	September 30, 2021
	Balance	Fixed Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$5,664,887	$4,069,335	45.0%	3.30%
Florida	1,841,114	774,166	14.6%	3.08%
Other	2,773,097	788,837	22.1%	2.76%
Total Residential Mortgage Loans	10,279,098	5,632,338	81.7%	3.12%
Home Equity Loans and Lines of Credit
Ohio	630,815	42,162	5.0%	2.58%
Florida	438,212	28,998	3.5%	2.52%
California	335,240	18,197	2.7%	2.52%
Other	809,985	16,442	6.4%	2.46%
Total Home Equity Loans and Lines of Credit	2,214,252	105,799	17.6%	2.51%
Construction and Other loans	83,315	83,315	0.7%	3.18%
Total Loans Receivable, net	$12,576,665	$5,821,452	100.0%	3.01%

Marketing Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. At September 30, 2021, the principal balance of home equity lines of credit totaled $1.97 billion. Our home equity lending is discussed in the preceding Lending Activities section of Item 1. Business in Part I. THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND.

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
During the year ended September 30, 2021, the balance of deposits decreased $231.9 million, which was comprised of a $170.0 million decrease in the balance of customer retail deposits and a $61.9 million decrease in the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization). During the year, we added $188.5 million of new brokered CDs with a weighted average interest rate of 0.37%, while brokered CDs of $250.4 million, with a weighted average interest rate of 1.98%, matured during the year. Additionally, during the year ended September 30, 2021, we decreased the balance of our total advances from the FHLB of Cincinnati by $429.9 million. We added $100.0 million of new, four- to five-year advances from the FHLB of Cincinnati with a weighted average interest rate of 0.90%; and we paid off at maturity, $525.0 million of advances with related interest rate swap contracts that had a weighted average interest rate of 1.19%.
Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. The sales of first mortgage loans have increased significantly during fiscal 2020 and fiscal 2021, due to an increase in the number of fixed-rate refinances. At September 30, 2021, we serviced $2.26 billion of loans for others. In deciding whether to sell loans to manage interest rate risk, we also consider the level of gains to be recognized in comparison to the impact to our net interest income. We are planning on expanding our ability to sell certain fixed rate loans to Fannie Mae in fiscal 2022 and beyond, through the use of more traditional mortgage banking activities, including risk-based pricing and loan-level pricing adjustments. This concept will be tested in markets outside of Ohio and Florida, and some additional startup and marketing costs will be incurred, but is not expected to significantly impact our financial results in fiscal 2022. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part II, Item 7. under the heading Liquidity and Capital Resources, and in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, or an extended period of a flat or inverted yield curve market persists, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. Continuous analysis and evaluation updates will be important as we monitor the impact to our borrowers as a result of the COVID-19 global pandemic. At September 30, 2021, 89% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. Per the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, the COVID-19 related forbearance plans will not generally affect the delinquency status of the loan and therefore will not undergo a specific review unless extended greater than 12 months. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy are classified as TDRs. At September 30, 2021, $14.7 million of loans in Chapter 7 bankruptcy status with no other modification to terms were included in total TDRs. At September 30, 2021, the amortized cost in non-accrual status loans included $16.5 million of performing loans in Chapter 7 bankruptcy status, of which $16.1 million were also reported as TDRs.
In an effort to limit our credit risk exposure and improve the credit performance of new customers, since 2009, we have tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill its repayment obligation, revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums and eliminated certain product features (such as interest-only and loans above certain LTV ratios). We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current fiscal year, the average credit score was 780, and the average LTV was 61%. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of September 30, 2021, loans originated prior to 2009 had a balance of $445.8 million, of which $12.7 million, or 2.8%, were delinquent, while loans originated in 2009 and after had a balance of $12.1 billion, of which $13.2 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, where a large portion of our historical lending has occurred. At September 30, 2021, approximately 55.1% and 17.9% of the combined total of our residential Core and construction loans held for investment and approximately 28.6% and 19.8% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loan originations for the year ended September 30, 2021, 26.7% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern as the majority of these loans were originated under less stringent underwriting and credit standards than our Residential Core portfolio. Although we no longer originate loans under this program and the principal balance in these loans had declined to $63.8 million at September 30, 2021, and constituted only 0.6% of our total “held for investment” loan portfolio balance, they comprised 13.2% and 16.1% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At September 30, 2021, approximately 95.4% and 4.5% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At September 30, 2021, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 6.3% and 6.1%, respectively. We attempted to manage our Home Today credit risk by requiring private mortgage insurance for some loans. At September 30, 2021, 10.5% of Home Today loans included private mortgage insurance coverage. From a peak amortized cost of $306.6 million at December 31, 2007, the total amortized cost of the Home Today portfolio has declined to $63.4 million at September 30, 2021. Since the vast majority of Home Today loans were originated prior to March 2009 and we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. As part of our adoption of CECL on October 1, 2020, which includes a lifetime view of expected losses, our allowance for credit losses for the Home Today portfolio is reduced by expected future recoveries of loan amounts previously charged off. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, we have offered Fannie Mae eligible, Home Ready loans since fiscal 2016. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized and/or sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At September 30, 2021, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 11.15%. The Association's Tier 1 (leverage) capital ratio is higher at September 30, 2021 than its ratio at September 30, 2020, which was 10.39%, due primarily to the combination of a reduction in total assets, plus net income at the Association offsetting the impact from a $55 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2020 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 36 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 7. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At September 30, 2021, deposits totaled $8.99 billion (including $492.0 million of brokered CDs), while borrowings totaled $3.09 billion and borrowers’ advances and servicing escrows totaled $151.1 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At September 30, 2021, these collateral pledge support arrangements provided the Association with the ability to borrow a maximum of $7.43 billion from the FHLB of Cincinnati and $245.7 million from the FRB-Cleveland Discount Window. Third, we have the ability to purchase overnight Fed Funds up to $360 million through various arrangements with other institutions. Fourth, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At September 30, 2021, our investment securities portfolio totaled $421.8 million. Finally, cash flows from operating activities have been a regular source of funds. During the fiscal years ended September 30, 2021 and 2020, cash flows from operations totaled $83.2 million and $121.8 million, respectively.
First mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and Home Ready) are originated under Fannie Mae procedures and are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures, which are not eligible for sale to Fannie Mae. For loans that are not originated under Fannie Mae procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors. At September 30, 2021, $8.8 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale.” During the fiscal year ended September 30, 2021, $58.1 million of agency-compliant Home Ready loans and $704.2 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans were sold to Fannie Mae.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.35% for the fiscal year ended September 30, 2021 and 1.29% for the fiscal year ended September 30, 2020. The decrease in average assets during the current fiscal year contributed to the increase in the ratio. As of September 30, 2021, our average assets per full-time associate and our average deposits per full-time associate were $14.1 million and $9.0 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered CDs) held at our branch offices ($229.8 million per branch office as of September 30, 2021) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.
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
Allowance for Credit Losses. The allowance for credit losses is the amount estimated by management as necessary to absorb credit losses related to both the loan portfolio and off-balance sheet commitments based on a life of loan methodology.

The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for credit losses. At September 30, 2021, the allowance for credit losses was $89.3 million or 0.71% of total loans. An increase or decrease of 10% in the allowance at September 30, 2021 would result in a $8.9 million charge or release, respectively, to income before income taxes.
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
Management performs a quarterly evaluation of the adequacy of the allowance for credit losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, including the effects of the COVID-19 pandemic, delinquency statistics, geographic concentrations, economic forecasts and how they correlate to management's view of the future, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.
The evaluation is comprised of a specific component and a general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan or cash flow analysis. The general component of the evaluation is determined by applying economic forecasts and historical averages to the remaining loans and off-balance sheet commitments analyzed by portfolio and risk characteristics. Quantitative estimated losses are supplemented by more qualitative factors that impact potential losses. Qualitative factors include economic forecasts, various market conditions, such as collateral values and unemployment rates and future recoveries not estimated in the models. We analyze historical loss experience, delinquency trends, general economic conditions and geographic concentrations. These analyses establish credit loss estimates to determine the amount of the general component of the allowance. Refer to the Lending Activities section of Item 1. Business in Part I. for further discussion.
Actual loan losses may be significantly more than the allowances we have established, which would have a materially adverse effect on our financial results.
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At September 30, 2021, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at September 30, 2021, there is no guarantee that those assets will be recognizable in the future.
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
Comparison of Financial Condition at September 30, 2021 and September 30, 2020
Total assets decreased $584.8 million, or 4%, to $14.06 billion at September 30, 2021 from $14.64 billion at September 30, 2020. This decrease was mainly due to the combination of loan sales and principal repayments on loans exceeding the total of new loan originations and the impact of adopting CECL, partially offset by an increase in bank owned life insurance contracts.
Cash and cash equivalents decreased $9.7 million, or 2%, to $488.3 million at September 30, 2021 from $498.0 million at September 30, 2020. This decrease was the result of cash flows from maturing investment securities and loan sales in the secondary market, which were used to retire maturing liabilities or reinvested in investment securities and/or loan products that provide market yields. We manage cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section of the Overview.
Investment securities, all of which are classified as available for sale, decreased $31.6 million, or 7%, to $421.8 million at September 30, 2021 from $453.4 million at September 30, 2020. Investment securities decreased as the combined effect of $317.1 million in principal paydowns and $7.2 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio exceeded the combined effect of $297.5 million in purchases and an $4.8 million reduction of unrealized losses during the year ended September 30, 2021. There were no sales of investment securities during the year ended September 30, 2021.

Loans held for investment, net, decreased $594.0 million, or 5%, to $12.51 billion at September 30, 2021 from $13.10 billion at September 30, 2020. Residential mortgage loans decreased $570.9 million, or 5%, to $10.28 billion at September 30, 2021. In addition, there was an $18.0 million decrease in the balance of home equity loans and lines of credit during the year ended September 30, 2021, as repayments exceeded new originations and additional draws on existing accounts. Also contributing to the contraction in loans held for investment during the fiscal year ended September 30, 2021 were profitable loan sales of $762.3 million, which effectively reduced asset growth during the fiscal year. During the year ended September 30, 2021, $1.09 billion of three- and five-year “SmartRate” loans were originated while $2.54 billion of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. Between September 30, 2020 and September 30, 2021, the total fixed-rate portion of the first mortgage loan portfolio decreased $95.4 million, or 2%, and was comprised of a decrease of $120.2 million in the balance of fixed-rate loans with original terms greater than 10 years, partially offset by an increase of $24.8 million in the balance of fixed-rate loans with original terms of 10 years or less. Of the total $3.63 billion in first mortgage loan originations for the fiscal year ended September 30, 2021, 73% were refinance transactions and 27% were purchases, 30% were adjustable-rate mortgages and 70% were fixed-rate mortgages. Fixed rate mortgages with terms of 10 years or less accounted for 15% of total first mortgage loan originations. During the year ended September 30, 2021, we completed $762.3 million in loan sales, which included $58.1 million of agency-compliant Home Ready loans and $704.2 million of other long-term, fixed-rate, agency-compliant, first mortgage loans that were sold to Fannie Mae. Also, during the year ended September 30, 2021, we purchased long-term, fixed-rate first mortgage loans that had a remaining balance of $43.0 million at September 30, 2021.

Commitments originated for home equity lines of credit and equity and bridge loans were $1.74 billion for the year ended September 30, 2021 compared to $1.32 billion for the year ended September 30, 2020. At September 30, 2021, pending commitments to originate new home equity lines of credit were $301.4 million and equity and bridge loans were $168.9 million . Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The total allowance for credit losses was $89.3 million, or 0.71% of total loans receivable, at September 30, 2021, and included a $25.0 million liability for unfunded commitments. At September 30, 2020, the allowance for credit losses was $46.9 million, or 0.36% of total loans receivable and there was no liability for unfunded commitments. On October 1, 2020, the Company adopted the Current Expected Credit Loss methodology and recognized a $46.2 million increase to the allowance for credit losses and a related $35.8 million reduction to retained earnings, net of tax. During the fiscal year ended September 30, 2021, a $9.0 million release of provision from the allowance for credit losses was recognized compared to a provision of $3.0 million for the prior fiscal year. Releases from the allowance for credit losses during the recent fiscal year were primarily due to recoveries exceeding charge-offs and improvements in the economic trends and forecasts used to estimate credit losses for the reasonable and supportable period under CECL. As a result of loan recoveries exceeding charge-offs, the Company recorded $5.2 million of net loan recoveries for the fiscal year ended September 30, 2021, compared to $5.0 million of net loan recoveries for the fiscal year ended September 30, 2020. While actual loan charge-offs and delinquencies remained low at September 30, 2021, some borrowers have experienced unemployment or reduced income as a result of the COVID-19 pandemic. We continue to monitor the performance of forbearance plans offered to our customer as a result of the pandemic; however, most borrowers have since exited their plan or reached a resolution. Through September 30, 2021, there were 2,204 customers, representing over $250 million of loans, who were helped by a COVID-19 forbearance plan. As a result of payoffs and customer resolutions, there were 149 customers, representing $21.8 million of loans, or 0.17 % of total loans, remaining in COVID-19 forbearance plans as of September 30, 2021. Refer to Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional discussion.
The amount of FHLB stock owned increased $26.0 million, or 19.01%, to $162.8 million at September 30, 2021 from $136.8 million at September 30, 2020. FHLB stock ownership requirements dictate the amount of stock owned at any given time.
Total bank owned life insurance contracts increased $74.4 million, to $297.3 million at September 30, 2021, from $222.9 million at September 30, 2020, primarily due to $70 million of additional premiums placed during the current fiscal year.

Deposits decreased $231.9 million, or 3%, to $8.99 billion at September 30, 2021 from $9.23 billion at September 30, 2020. The decrease in deposits resulted primarily from a $567.5 million decrease in CDs, partially offset by a $196.7 million increase in our savings accounts (consisting of a $43.5 million increase in money market accounts in the state of Florida and a $157.1 million increase in our higher yield savings accounts), and a $136.2 million increase in our interest-bearing checking accounts. While the current interest rate environment is extremely low, we believe that our savings and checking accounts provide a stable source of funds. In addition, our savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at September 30, 2021 was $492.0 million, a decrease of $61.9 million, from the balance of $553.9 million at September 30, 2020.
Borrowed funds, all from the FHLB of Cincinnati, decreased $429.9 million, or 12%, to $3.09 billion at September 30, 2021 from $3.52 billion at September 30, 2020. Included in the decrease were $525.0 million of 90 day advances that were utilized for longer term interest rate swap contracts that matured during the year and were paid off from available cash, partially offset by a $95.1 million net increase in long term advances. There were no overnight or other short-term advances at September 30, 2021 or at September 30, 2020. The total balance of borrowed funds of $3.09 billion at September 30, 2021 consisted of long-term advances of $640.4 million with a remaining weighted average maturity of approximately 3.0 years and short-term advances of $2.45 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of 2.1 years. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately four to seven years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Accrued expenses and other liabilities increased $23.0 million to $88.6 million at September 30, 2021, from $65.6 million at September 30, 2020. The increase is primarily due to a $25.0 million liability for unfunded commitments, created as a result of the implementation of CECL during the current year.
Total shareholders’ equity increased $60.4 million, or 4%, to $1.73 billion at September 30, 2021 from $1.67 billion at September 30, 2020. Activity reflects the positive impacts from $81.0 million of net income, a $64.2 million decrease in accumulated other comprehensive loss and $8.1 million of positive adjustments related to our stock compensation and employee stock ownership plans, reduced by $57.1 million of quarterly dividend payments and a $35.8 million, net of tax reduction related to the increase to the allowance for credit losses with the adoption of CECL. The decrease in accumulated other comprehensive loss is primarily a result of changes in market interest rates related to our interest rate swap contracts, and from actuarial improvements related to our defined benefit plan. No shares of our common stock were repurchased during the fiscal year ended September 30, 2021. As a result of the July 13, 2021 and July 14, 2020 mutual member votes, Third Federal Savings, MHC, the mutual holding company that owns approximately 81% of the outstanding stock of the Company, was able to waive receipt of its share of each dividend paid. Refer to Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional details regarding the repurchase of shares of common stock and the payment of dividends.

Analysis of Net Interest Income
Net interest income represents the difference between the income we earn on our interest-earning assets and the expense we pay on our interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned on such assets and the rates paid on such liabilities.

Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information at and for the fiscal years indicated. No tax-equivalent yield adjustments were made, as the effect thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Fiscal Years Ended September 30,
	2021			2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$567,035	$673	0.12%	$307,902	$1,909	0.62%	$220,458	$4,998	2.27%
Investment securities	—	—	—%	—	—	—%	3,308	79	2.39%
Mortgage-backed securities	428,590	3,822	0.89%	527,195	9,707	1.84%	555,076	13,021	2.35%
Loans(1)	12,800,542	381,887	2.98%	13,366,447	440,697	3.30%	12,938,824	458,779	3.55%
Federal Home Loan Bank stock	155,322	2,969	1.91%	120,011	2,985	2.49%	96,712	5,210	5.39%
Total interest-earning assets	13,951,489	389,351	2.79%	14,321,555	455,298	3.18%	13,814,378	482,087	3.49%
Non-interest-earning assets	532,786			540,421			422,738
Total assets	$14,484,275			$14,861,976			$14,237,116
Interest-bearing liabilities:
Checking accounts	$1,079,699	1,140	0.11%	$917,552	1,477	0.16%	$881,233	3,188	0.36%
Savings accounts	1,742,042	2,992	0.17%	1,530,977	7,775	0.51%	1,381,646	11,676	0.85%
Certificates of deposit	6,339,412	93,187	1.47%	6,621,289	130,990	1.98%	6,388,905	128,489	2.01%
Borrowed funds	3,303,925	60,402	1.83%	3,785,026	72,788	1.92%	3,651,273	73,313	2.01%
Total interest-bearing liabilities	12,465,078	157,721	1.27%	12,854,844	213,030	1.66%	12,303,057	216,666	1.76%
Non-interest-bearing liabilities	321,958			298,520			182,598
Total liabilities	12,787,036			13,153,364			12,485,655
Shareholders’ equity	1,697,239			1,708,612			1,751,461
Total liabilities and shareholders’ equity	$14,484,275			$14,861,976			$14,237,116
Net interest income		$231,630			$242,268			$265,421
Interest rate spread(2)			1.52%			1.52%			1.73%
Net interest-earning assets(3)	$1,486,411			$1,466,711			$1,511,321
Net interest margin(4)		1.66%			1.69%			1.92%
Average interest-earning assets to average interest-bearing liabilities	111.92%			111.41%			112.28%

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

	For the Fiscal Years Ended September 30, 2021 vs. 2020			For the Fiscal Years Ended September 30, 2020 vs. 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents	$944	$(2,180)	$(1,236)	$3,714	$(6,803)	$(3,089)
Investment securities	—	—	—	(79)	—	(79)
Mortgage-backed securities	(1,566)	(4,319)	(5,885)	(627)	(2,687)	(3,314)
Loans	(18,112)	(40,698)	(58,810)	16,110	(34,192)	(18,082)
Federal Home Loan Bank stock	764	(780)	(16)	1,802	(4,027)	(2,225)
Total interest-earning assets	(17,970)	(47,977)	(65,947)	20,920	(47,709)	(26,789)
Interest-bearing liabilities:
Checking accounts	356	(693)	(337)	137	(1,848)	(1,711)
Savings accounts	1,259	(6,042)	(4,783)	1,449	(5,350)	(3,901)
Certificates of deposit	(5,373)	(32,430)	(37,803)	4,535	(2,034)	2,501
Borrowed funds	(8,923)	(3,463)	(12,386)	3,426	(3,951)	(525)
Total interest-bearing liabilities	(12,681)	(42,628)	(55,309)	9,547	(13,183)	(3,636)
Net change in net interest income	$(5,289)	$(5,349)	$(10,638)	$11,373	$(34,526)	$(23,153)
Comparison of Operating Results for the Fiscal Years Ended September 30, 2021 and 2020
    General. Net income decreased $2.3 million to $81.0 million for the year ended September 30, 2021 compared to $83.3 million for the year ended September 30, 2020. A decline in net interest income and an increase in non-interest expense for the current fiscal year offset the benefit of an increase in non-interest income and releases from the credit loss provision.
Interest and Dividend Income. Interest and dividend income decreased $65.9 million, or 14%, to $389.4 million during the year ended September 30, 2021 compared to $455.3 million during the prior year. The decrease in interest and dividend income resulted primarily from a decrease in interest income from loans, and to a lesser extent, interest income on mortgage-backed securities and interest earning cash equivalents. Lower market interest rates impacted each category, as well as lower average balances for loans and mortgage backed securities.
Interest income on loans decreased $58.8 million, or 13%, to $381.9 million for the year ended September 30, 2021 compared to $440.7 million for the year ended September 30, 2020. This decrease was attributed to a 32 basis point decrease in the average yield on loans to 2.98% for the year ended September 30, 2021 from 3.30% for the prior year. Also contributing to the decline in average yield was a $565.9 million decrease in the average balance of loans to $12.80 billion for the current year compared to $13.37 billion during the prior year. The decrease in interest income between fiscal periods is due to lower yields on loans as many borrowers refinanced to take advantage of the lower rate environment and a decrease in the average balance of loans due to loan sales and payoffs.
Interest income on mortgage-backed securities decreased $5.9 million, or 61%, to $3.8 million during the current year compared to $9.7 million during the year ended September 30, 2020. This decrease was attributed to a 95 basis point decrease in the average yield on mortgage-backed securities, combined with a $98.6 million decrease in the average balance of mortgage-backed securities to $428.6 million for the current year compared to $527.2 million during the prior year due to prepayments. During the fiscal year ended September 30, 2021 prepayment speeds of mortgage-backed securities were elevated due to the low interest rate environment, which reduced the principal balance of loans included in some of the mortgage-backed securities pools and hence the interest income generated from those bonds. Generally low interest rates also contributed to the challenging investment environment as bond purchases during the fiscal year had lower coupon yields compared to the bonds that matured during the fiscal year ended September 30, 2021.
Interest Expense. Interest expense decreased $55.3 million, or 26%, to $157.7 million during the current year compared to $213.0 million during the year ended September 30, 2020. The decrease resulted from decreases in interest expense on both deposits and borrowed funds. Lower market interest rates impacted each category, as well as lower average balances for total interest-bearing liabilities.
Interest expense on CDs decreased $37.8 million, or 29%, to $93.2 million during the year ended September 30, 2021 compared to $131.0 million during the year ended September 30, 2020. The decrease was attributed primarily to a 51 basis point decrease in the average rate we paid on CDs to 1.47% during the current year from 1.98% during the prior year. Additionally, there was a $281.9 million, or 4%, decrease in the average balance of CDs to $6.34 billion from $6.62 billion during the prior year. Interest expense on savings and checking accounts decreased $4.8 million and $0.4 million, respectively, to $3.0 million and $1.1 million during the year ended September 30, 2021, compared to the prior year due to a decrease in the average rates we paid on the deposits. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, as impacted by related interest rate swap contracts, decreased $12.4 million, or 17%, to $60.4 million during the year ended September 30, 2021 from $72.8 million during the year ended September 30, 2020. The decrease was attributed to a combination of a $481.1 million, or 13%, decrease in the average balance of borrowed funds to $3.30 billion during the current year from $3.78 billion during the prior year, as well as a nine basis point decrease in the average rate paid for these funds to 1.83% during the year ended September 30, 2021 from 1.92% for the year ended September 30, 2020. The balance decrease during the year resulted from available cash used to pay-off advances related to longer term interest rate swap contracts that matured during the year. Also impacting the prior year comparison was $7.8 million of additional interest expense that was recognized during the year ended September 30, 2020, as a result of the early termination in September 2020 of $100 million of interest rate swap contracts related to the prepayment of FHLB of Cincinnati advances. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $10.7 million, or 4%, to $231.6 million during the year ended September 30, 2021 from $242.3 million during the year ended September 30, 2020. The decrease between fiscal years was primarily due to the lower average interest-earning asset balances, as while our percentage yield declined, our interest rate spread remained the same between the two years. We experienced lower yields on loans as many borrowers refinanced to take advantage of the lower rate environment and a decrease in the average balances of loans due to loan sales and payoffs. In addition, the increase in lower yielding cash equivalent investments was a detriment to the overall yield on assets. Funding costs also declined, partially offsetting the decrease in interest income, but slower repricing of longer term CDs and interest rate swap contracts, slowed the decline. Funding cost decreased through a reduction in the average balance of borrowed funds, including maturities and prior year terminations of FHLB advances and their related swap contracts; the repricing of certificates of deposit as they mature, to market rates of interest; and a heightened migration to lower-priced non-maturity deposit accounts from certificates of deposit due to historically low yield differentials. Average interest-earning assets decreased during the current year by $370.1 million, or 3%, when compared to the year ended September 30, 2020. The decrease in average interest-earning assets was attributed primarily due to the reduction in the average balance of our loan portfolio and to a lesser extent the mortgage back securities portfolio. Average interest-bearing liabilities decreased by $389.7 million. The average yield on interest earning assets decreased 39 basis points to 2.79% from 3.18%, compared to a 39 basis point decrease in the average rate paid on interest-bearing liabilities to 1.27% in the current period from 1.66% in the prior period. The interest rate spread was 1.52% for both the fiscal years ended September 30, 2021 and September 30, 2020. The net interest margin was 1.66% for the fiscal year ended September 30, 2021 and 1.69% for the fiscal year ended September 30, 2020.
Provision (Release) for Credit Losses. We recorded a release from the allowance for credit losses of $9.0 million during the year ended September 30, 2021 and a $3.0 million provision for loan losses during the year ended September 30, 2020. Releases from the allowance for credit losses during the recent fiscal year were primarily due to recoveries exceeding charge-offs and improvements in the economic trends and forecasts used to estimate credit losses for the reasonable and supportable period, under the CECL methodology adopted effective October 1, 2020. As delinquencies in the portfolio are resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for credit losses previously provided. When amounts previously charged off are subsequently collected, the recoveries are added to the allowance. Future recoveries may continue if housing market conditions stay strong and payment performance on previously charged-off loans continues. For the fiscal year ended September 30, 2021, we recorded net recoveries of $5.2 million, as compared to net recoveries of $5.0 million for the year ended September 30, 2020. The allowance for credit losses, including a $25.0 million liability for unfunded commitments under

CECL, was $89.3 million, or 0.71% of the total amortized cost in loans receivable, at September 30, 2021. At September 30, 2020, the allowance was $46.9 million, or 0.36% of the total amortized cost in loans receivable and there was no liability for unfunded commitments. Balances of amortized costs are net of deferred fees, expenses and any applicable loans-in-process.
At September 30, 2021 and 2020, we believe we had recorded an allowance for credit losses that provides for all losses that are both probable and reasonable to estimate at September 30, 2021 and 2020, respectively; this includes consideration for the difference in methodology to record provisions for credit losses for each of the respective time periods. During and for the fiscal year ended September 30, 2021 the CECL methodology was followed to determine the appropriate balance for the allowance for credit losses while the incurred loss methodology was followed in the prior and previous fiscal years.
Refer to the Lending Activities section of the Overview and Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $2.0 million, or 4%, to $55.3 million during the year ended September 30, 2021 compared to $53.3 million during the year ended September 30, 2020. The increase in non-interest income was primarily due to an increase in the net gain on sale of loans, which was $33.1 million during the year ended September 30, 2021, compared to $28.4 million during the year ended September 30, 2020. There were loan sales, including commitments to sell, of $762.3 million during the year ended September 30, 2021, compared to loan sales of $844.3 million during the year ended September 30, 2020. In addition to the increase in the net gain on the sale of loans, there was also an increase in the cash surrender value and death benefits on bank owned life insurance contracts. For the fiscal year ended September 30, 2021, bank owned life insurance contracts increased by $74.4 million to $297.3 million, primarily due to $70 million of additional premiums placed during the fiscal year. These increases were offset by a decrease in other non-interest income which, in the previous fiscal year, included $4.7 million of net gain on the sale of commercial property.
Non-Interest Expense. Non-interest expense increased $3.5 million, or 2%, to $195.8 million during the year ended September 30, 2021 compared to $192.3 million during the year ended September 30, 2020. This increase resulted primarily from increases in salary and employee benefits as well as marketing expenses, partially offset by a decrease in other expenses. The increase in salary and employee benefits was spread between associate compensation, group health insurance, stock benefit plan expense, and a one-time $1,500 after-tax bonus paid to each associate during the first quarter of fiscal year 2021 in recognition of special efforts made during the pandemic crisis. The increase in marketing expense was timing related, as some marketing efforts were delayed during the previous fiscal year, in response to COVID-19. Other expenses decreased as a result of the non recurrence of $1.1 million of early termination fees incurred last year related to the prepayment of FHLB of Cincinnati advances and a $1.8 million reduction in pension related expenses this year due to actuarial valuation improvements.
Income Tax Expense. The provision for income taxes was $19.1 million during the year ended September 30, 2021 compared to $16.9 million during the year ended September 30, 2020. The change was a result of a lower prior year provision, which included a carry back of net tax operating losses to years taxed at higher rates, resulting in a prior fiscal year tax benefit of $3.6 million. The provision for the current year included $17.5 million of federal income tax provision and $1.6 million of state income tax provision. The provision for the year ended September 30, 2020 included $15.2 million of federal income tax provision and $1.7 million of state income tax provision. Our effective federal tax rate was 17.8% during the year ended September 30, 2021 and 15.5% during the year ended September 30, 2020.
For a comparison of operating results for the fiscal years ended September 30, 2020 and 2019, see the Company's Form 10-K for the fiscal year ended September 30, 2020.
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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the year ended September 30, 2021, our liquidity ratio averaged 6.66%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2021.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2021, cash and cash equivalents totaled $488.3 million which represented a decrease of 2% from September 30, 2020.
Investment securities classified as available for sale, which provide additional sources of liquidity, totaled $421.8 million at September 30, 2021.
During the year ended September 30, 2021, loan sales, including commitments to sell, totaled $762.3 million, which included sales to Fannie Mae consisting of $704.2 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans and $58.1 million of loans that qualified under Fannie Mae's Home Ready initiative. Loans originated under Home Ready initiatives are classified as “held for sale” at origination. Loans originated under non-Home Ready, Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.
At September 30, 2021, $8.8 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” under Fannie Mae's Home Ready initiative.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS included in the CONSOLIDATED FINANCIAL STATEMENTS.
At September 30, 2021, we had $949.9 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $3.20 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of September 30, 2021 totaled $3.51 billion, or 39.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before September 30, 2022. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the year ended September 30, 2021, we originated $3.63 billion of residential mortgage loans, and $1.74 billion of commitments for home equity loans and lines of credit, while during the year ended September 30, 2020, we originated $3.08 billion of residential mortgage loans and $1.32 billion of commitments for home equity loans and lines of credit. We purchased $297.5 million of securities during the year ended September 30, 2021, and $171.5 million during the year ended September 30, 2020. Also, during the year ended September 30, 2021, we purchased long-term, fixed-rate first mortgage loans that had a remaining balance of $43.0 million at September 30, 2021.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $231.9 million during the year ended September 30, 2021, which reflected the active management of the offered rates on maturing CDs compared to a net increase of $459.2 million during the year ended September 30, 2020. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the year ended September 30, 2021, there was a $61.9 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $492.0 million at September 30, 2021. At September 30, 2020 the balance of brokered CDs was $553.9 million. Principal and interest owed on loans serviced for others experienced a net decrease of $4.4 million to $41.5 million during the year ended September 30, 2021 compared to a net increase of $13.0 million to $45.9 million during the year ended September 30, 2020. During the year ended September 30, 2021 we decreased our advances from the FHLB of Cincinnati by $429.9 million to utilize proceeds from loans sales, while managing future interest costs and the funding of new loan originations and our capital initiatives, and actively manage our liquidity ratio. During the year ended September 30, 2020, our advances from the FHLB of Cincinnati decreased by $381.2 million.
In March 2021, we received a second consecutive “Needs to Improve” rating on our Community Reinvestment Act (CRA) examination covering the period ending December 31, 2019. The FHFA practice is to place member institutions in this situation on restriction. When this restriction is established, we will not have access to FHLB long-term advances (maturities greater than one year) until our rating improves. However, we have not received notice of this restriction as of November 24, 2021. Existing advances and future advances with less than a one year term, including 90 day advances used to facilitate longer term interest rate swap agreements, will not be affected. We expect no impact to our ability to access funding.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CD market. At September 30, 2021 we had $3.09 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at September 30, 2021, we had $492.0 million of brokered CDs. During the year ended September 30, 2021, we had average outstanding advances from the FHLB of Cincinnati of $3.30 billion as compared to average outstanding advances of $3.79 billion during the year ended September 30, 2020. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At September 30, 2021, we had the ability to borrow a maximum of $7.43 billion from the FHLB of Cincinnati and $245.7 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at September 30, 2021 was $4.34 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement.
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
In 2019, a final rule adopted by the federal banking agencies provided banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of the CECL accounting standard. In 2020, as part of its response to the impact of COVID-19, U.S. federal banking regulatory agencies issued a final rule which provides banking organizations that implement CECL during the 2020 calendar year the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period, which the Association and Company have adopted. During the two-year delay, the Association and Company will add back to common equity tier 1 capital (“CET1”), 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses. After two years the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period.
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At September 30, 2021, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of September 30, 2021, the Association exceeded all regulatory capital requirements to be considered "Well Capitalized".
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2020, the Company received a $55.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios. At September 30, 2021, the Company had, in the form of cash and a demand loan from the Association, $190.4 million of funds readily available to support its stand-alone operations.

The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016 and repurchases began on January 6, 2017. There were 4,108,921 shares repurchased under that program between its start date and September 30, 2021. During the year ended September 30, 2021, the Company did not repurchase any of its common stock. The share repurchase plan had been suspended as part of the response to COVID-19, but was reinstated in February 2021. However, the Company continues to place more emphasis on dividends in its evaluation of capital deployment.
On July 13, 2021, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.13 per share, to be declared on the Company’s common stock during the 12 months subsequent to the members’ approval (i.e., through July 13, 2022). The members approved the waiver by casting 60% of the eligible votes, with 97% of the votes cast, or 59% of the total eligible votes, voting in favor of the waiver. Third Federal Savings, MHC is the 81% majority shareholder of the Company and waived its right to receive a $0.2825 per share dividend payment on September 21, 2021.
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
Recent Accounting Pronouncements
Refer to Note 20. RECENT ACCOUNTING PRONOUNCEMENTS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for pending and adopted accounting guidance.

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
During the fiscal year ended September 30, 2021, $762.3 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae on a servicing retained basis. At September 30, 2021, $8.8 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as "held for sale". Of the agency compliant loan sales during the fiscal year ended September 30, 2021, $58.1 million was comprised of long-term, (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's Home Ready program; and $704.2 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage refinance loans which were sold to Fannie Mae, as described in the next paragraph.
First mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more, and Home Ready) are generally originated under Fannie Mae procedures and are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures, which are not eligible for sale to Fannie Mae. For loans that are not originated under Fannie Mae procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at September 30, 2021 was $2.45 billion. The swap portfolio's weighted average fixed pay rate was 1.88% and the weighted average remaining term was 2.5 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at September 30, 2021 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,511,893	$(343,325)	(18.51)%	11.39%	(158)
+200	1,702,849	(152,369)	(8.21)%	12.46%	(51)
+100	1,827,873	(27,345)	(1.47)%	13.03%	6
0	1,855,218	—	—%	12.97%	—
-100	1,756,768	(98,450)	(5.31)%	12.16%	(81)
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
The table above indicates that at September 30, 2021, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 8.21% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 5.31% decrease in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at September 30, 2021, with comparative information as of September 30, 2020. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

	At September 30,
Risk Measure (+200 bp Rate Shock)	2021	2020
Pre-Shock EVE Ratio	12.97%	9.70%
Post-Shock EVE Ratio	12.46%	9.63%
Sensitivity Measure in basis points	(51)	(7)
Percentage Change in EVE Ratio	(8.21)%	(4.63)%
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
Accordingly, although the EVE table provides an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate

Smart Rate (adjustable), home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs) and which are intended to have a favorable impact on our IRR profile, the net impact of several other items resulted in the 3.58% deterioration in the Percentage Change in EVE measure at September 30, 2021, when compared to the measure at September 30, 2020. Factors contributing to this decline included changes in market rates, capital actions by the Association, and changes due to business activity. Movement in market interest rates included an increase of 15 basis points for the two-year term, an increase of 69 basis points for the five-year term and an increase of 80 basis points for the ten-year term. Negatively impacting the Percentage Change in EVE was a $55.0 million cash dividend that the Association paid to the Company in December 2020. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.21%. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition of duration extending funding sources. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of September 30, 2021, we estimated that our EaR for the 12 months ending September 30, 2022 would increase by 3.47% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Association uses the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Association continues to calculate instantaneous scenarios, and as of September 30, 2021, we estimated that our EaR for the 12 months ending September 30, 2022, would increase by 4.05% in the event of an instantaneous 200 basis point increase in market interest rates.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At September 30, 2021 the IRR profile as disclosed above was within our internal limits.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) was utilized. Management concluded that the Company's internal control over financial reporting was effective as of September 30, 2021, based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of September 30, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears therein.
The Sarbanes-Oxley Act Section 302 Certifications have been filed as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
TFS Financial Corporation
Cleveland, Ohio

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TFS Financial Corporation and subsidiaries (the “Company”) as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2021, of TFS Financial Corporation and subsidiaries and our report dated November 24, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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
November 24, 2021

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated by reference from the Notice of Annual Meeting and Proxy Statement for the 2022 Annual Meeting of Shareholders (the “Proxy Statement”) sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Delinquent Section 16(a) Reports” and “Corporate Governance.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.
The table below sets forth information, as of September 30, 2021, regarding our executive officers other than Mr. Stefanski, Mr. Stefanski III and Ms. Weil.

Name	Title	Age
Kathleen (Kitty) M. Danckers	Chief Risk Officer	59
Russell C. Holmes	Chief Retail Officer, the Association	58
Paul J. Huml	Chief Financial Officer	62
Susanne N. Miller	Chief Accounting Officer	56
Andrew J. Rubino	Chief Information Officer, the Association	46
Cathy W. Zbanek	Chief Synergy Officer, the Association	48
Anna Marie P. Motta retired from her positions as Vice President of the Company and Chief Information Officer of the Association, effective September 30, 2021. In connection with her retirement, the Board of Directors appointed Andrew J. Rubino, who is a Vice President of the Company and was the Chief Marketing Officer of the Association, to the position of Chief Information Officer of the Association. Ben Stefanski III, who is the Secretary of the Company, was also appointed as the Chief Marketing Officer of the Association. Also, Mr. Huml has announced his retirement as Chief Financial Officer of the Company, effective January 14, 2022. Mr. Timothy W. Mulhern, who is a manager of finance for the Association, will become the new Chief Financial Officer of the Company at that time.The executive officers of the Company and the Association are elected annually and hold office until their respective successors are elected or until death, resignation, retirement or removal by the Board of Directors.
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
Paul J. Huml joined the Association as a Vice President in 1998 and was appointed Chief Operating Officer of the Company in 2002, Chief Accounting Officer in 2009 and Chief Financial Officer in 2018. Prior to joining the Association, Mr. Huml spent 10 years in the hotel industry, focusing on the areas of finance, real estate development and risk management. Mr. Huml is a certified public accountant in the state of Ohio.

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
Andrew J. Rubino has been with the Association since 2000, joining the company as a business analyst. He was named Chief Marketing Officer in 2020 and served in that role until being named Chief Information Officer on September 30, 2021. Mr. Rubino has held a variety of leadership positions throughout the company, including manager of loan production, customer service, internet services, and operations support. Additionally, he served as Information Security Officer. Mr. Rubino joined the marketing department in 2016, presiding over strategic initiatives and continued expansion of service areas and product offerings. He holds both a BS in Management Information Systems and an MBA from the University of Akron.
Cathy W. Zbanek joined the Association in 2001 and was named the Chief Marketing Officer in 2013 and the Chief Synergy Officer in 2020, and also serves as the Human Resources Officer for the Association. Prior to her current role, she directed several key strategic business projects as well as systems design and development. She also managed several departments, including Customer Service. Before joining the Association, Ms. Zbanek served as a senior consultant with Waterstone Consulting, working in their Management Consulting Group. Her experience also includes working with the consulting group, Price Waterhouse Coopers.

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
The following table provides information as of September 30, 2021 regarding our Amended and Restated 2008 Equity Incentive Plan that was approved by shareholders on February 22, 2018. The original plan was approved by shareholders on May 29, 2008.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Rights and Warrants	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants		Number of Shares Remaining Available for Future Issuance Under the Plan
Equity Compensation Plans
Approved by Stockholders	3,927,279	$9.39	(1)	7,579,009
Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A		N/A
Total	3,927,279	$9.39	(1)	7,579,009
 ______________________
(1)Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants is calculated using 1,281,910 shares of restricted stock awards at $0.00, 182,069 shares of performance share units at $0.00, and 2,463,300 shares of stock option awards at $14.98.

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
(a)(1) Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:
a.The consolidated financial statements of TFS Financial Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:
•Consolidated Statements of Condition as of September 30, 2021 and 2020;
•Consolidated Statements of Income for the years ended September 30, 2021, 2020 and 2019;
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2021, 2020 and 2019;
•Consolidated Statements of Shareholders' Equity for the years ended September 30, 2021, 2020 and 2019;
•Consolidated Statements of Cash Flows for the years ended September 30, 2021, 2020 and 2019; and
•Notes to the Consolidated Financial Statements
b. The exhibits listed in the Exhibits Index beginning on Page 136 of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
TFS Financial Corporation
Cleveland, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses in 2021 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Allowance for Credit Losses – Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The allowance for credit losses (“ACL”) is management’s estimate of expected credit losses in the loan portfolio, including off-balance sheet commitments. As of September 30, 2021, the Company’s loan portfolio totaled $12.6 billion, and the related ACL was $64.3 million. The Company’s off-balance sheet commitments totaled $4.2 billion, and the related ACL was $25.0 million. As described in Note 1 of the consolidated financial statements, as of October 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces a forward-looking expected loss model (the “Current Expected Credit Losses (CECL)” model) to estimate credit losses over the remaining expected life of the Company’s loan portfolio. As discussed in Notes 1 and 5 of the consolidated financial statements, the ACL is an amount which represents management’s best estimate of expected credit losses over the contractual life of the Company’s loan portfolio as of the balance sheet date. The ACL is established using relevant available information, relating to past events, current conditions and reasonable and supportable forecasts. The Company utilizes loan level regression models with forecasted economic data to derive the probability of default and loss given default factors. These factors are used to calculate the loan level credit loss over a 24-month reasonable and supportable period with an immediate reversion to historical mean loss rates for the remaining life of the loans. Qualitative adjustments are then made to account for factors that management does not believe are captured in the CECL quantitative models. The determination of the appropriate level of the allowance for the loan portfolio inherently involves a high degree of subjectivity and requires significant estimates of current credit risks using both quantitative and qualitative analyses.

Auditing certain aspects of the ACL, including the (1) model methodology, (2) model accuracy, (3) model assumptions, (4) selection of relevant risk characteristics (including consideration of COVID-19 extensions), (5) interpretation of the results, and (6) use of qualitative adjustments, involves especially subjective and complex judgment. Given the significant judgment in determining the ACL estimate, performing audit procedures to evaluate the reasonableness of management’s estimate of the ACL requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Allowance for Credit Losses included the following, among others:

• We tested the effectiveness of controls over the Company’s (1) model methodology, (2) model accuracy, (3) model assumptions, (4) selection of relevant risk characteristics (including consideration of COVID-19 extensions), (5) interpretation of the results, and (6) use of qualitative adjustments.

• With the assistance of our credit specialists we evaluated the reasonableness of the (1) model methodology, (2) model accuracy, (3) model assumptions, (4) selection of relevant risk characteristics (including consideration of COVID-19 extensions), and (5) interpretation of the results.

• We evaluated trends in the total ACL for consistency with trends in loan portfolio growth and credit performance.

• We tested the accuracy and completeness of key risk characteristics input into the model by agreeing to source information.

We assessed the Company’s method for determining the qualitative factor adjustments and the effect of those factors on the ACL compared with relevant credit risk factors and credit trends.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
November 24, 2021

We have served as the Company's auditor since 2000.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
As of September 30, 2021 and 2020
(In thousands, except share data)

	2021	2020
ASSETS
Cash and due from banks	$27,346	$25,270
Other interest-earning cash equivalents	460,980	472,763
Cash and cash equivalents	488,326	498,033
Investment securities available for sale (amortized cost $420,542 and $447,384, respectively)	421,783	453,438
Mortgage loans held for sale ($0 and $36,078 measured at fair value, respectively)	8,848	36,871
Loans held for investment, net:
Mortgage loans	12,525,687	13,104,959
Other loans	2,778	2,581
Deferred loan expenses, net	44,859	42,459
Allowance for credit losses on loans	(64,289)	(46,937)
Loans, net	12,509,035	13,103,062
Mortgage loan servicing assets, net	8,941	7,860
Federal Home Loan Bank stock, at cost	162,783	136,793
Real estate owned, net	289	185
Premises, equipment, and software, net	37,420	41,594
Accrued interest receivable	31,107	36,634
Bank owned life insurance contracts	297,332	222,919
Other assets	91,586	104,832
TOTAL ASSETS	$14,057,450	$14,642,221
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,993,605	$9,225,554
Borrowed funds	3,091,815	3,521,745
Borrowers’ advances for insurance and taxes	109,633	111,536
Principal, interest, and related escrow owed on loans serviced	41,476	45,895
Accrued expenses and other liabilities	88,641	65,638
Total liabilities	12,325,170	12,970,368
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,761,299 and 280,150,006 outstanding at September 30, 2021 and September 30, 2020, respectively	3,323	3,323
Paid-in capital	1,746,887	1,742,714
Treasury stock, at cost; 51,557,451 and 52,168,744 shares at September 30, 2021 and September 30, 2020, respectively	(768,035)	(767,649)
Unallocated ESOP shares	(35,751)	(40,084)
Retained earnings—substantially restricted	853,657	865,514
Accumulated other comprehensive income (loss)	(67,801)	(131,965)
Total shareholders’ equity	1,732,280	1,671,853
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,057,450	$14,642,221
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended September 30, 2021
(In thousands, except share and per share data)

	2021	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$381,887	$440,697	$458,779
Investment securities available for sale	3,822	9,707	13,100
Other interest and dividend earning assets	3,642	4,894	10,208
Total interest and dividend income	389,351	455,298	482,087
INTEREST EXPENSE:
Deposits	97,319	140,242	143,353
Borrowed funds	60,402	72,788	73,313
Total interest expense	157,721	213,030	216,666
NET INTEREST INCOME	231,630	242,268	265,421
PROVISION (RELEASE) FOR CREDIT LOSSES	(9,000)	3,000	(10,000)
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	240,630	239,268	275,421
NON-INTEREST INCOME:
Fees and service charges, net of amortization	9,602	8,798	7,318
Net gain on the sale of loans	33,082	28,443	1,869
Increase in and death benefits from bank owned life insurance contracts	9,961	7,153	6,695
Other	2,654	8,857	4,582
Total non-interest income	55,299	53,251	20,464
NON-INTEREST EXPENSE:
Salaries and employee benefits	108,867	104,008	103,991
Marketing services	19,174	16,512	19,364
Office property, equipment, and software	25,710	25,296	26,432
Federal insurance premium and assessments	9,085	10,625	10,432
State franchise tax	4,663	4,690	5,040
Other expenses	28,336	31,143	28,414
Total non-interest expense	195,835	192,274	193,673
INCOME BEFORE INCOME TAXES	100,094	100,245	102,212
INCOME TAX EXPENSE	19,087	16,928	21,975
NET INCOME	$81,007	$83,317	$80,237
Earnings per share
Basic	$0.29	$0.30	$0.29
Diluted	$0.29	$0.29	$0.28
Weighted average shares outstanding
Basic	276,694,594	275,859,660	275,395,529
Diluted	278,576,254	277,803,058	277,374,426
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For each of the three years in the period ended September 30, 2021
(In thousands)

	2021	2020	2019
Net income	$81,007	$83,317	$80,237
Other comprehensive income (loss), net of tax:
Net change in unrealized (losses) gains on securities available for sale	(3,733)	6,859	11,459
Net change in cash flow hedges	56,096	(69,391)	(96,829)
Net change in defined benefit plan obligation	11,801	(54)	(7,231)
Total other comprehensive income (loss)	64,164	(62,586)	(92,601)
Total comprehensive income (loss)	$145,171	$20,731	$(12,364)

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the three years in the period ended September 30, 2021
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders'equity
Balance at September 30, 2018	$3,323	$1,726,992	$(754,272)	$(48,751)	$807,890	$23,222	$1,758,404
Comprehensive income
Net income	—	—	—	—	80,237	—	80,237
Other comprehensive income (loss), net of tax	—	—	—	—	—	(92,601)	(92,601)
ESOP shares allocated or committed to be released	—	2,935	—	4,334	—	—	7,269
Compensation costs for equity incentive plans	—	4,511	—	—	—	—	4,511
Purchase of treasury stock (555,400 shares)	—	—	(9,063)	—	—	—	(9,063)
Treasury stock allocated to (from) equity incentive plan	—	(284)	(1,254)	—	—	—	(1,538)
Dividends declared to common shareholders ($1.02 per common share)	—	—	—	—	(50,465)	—	(50,465)
Balance at September 30, 2019	3,323	1,734,154	(764,589)	(44,417)	837,662	(69,379)	1,696,754
Comprehensive income
Net income	—	—	—	—	83,317	—	83,317
Other comprehensive income (loss), net of tax	—	—	—	—	—	(62,586)	(62,586)
ESOP shares allocated or committed to be released	—	3,033	—	4,333	—	—	7,366
Compensation costs for equity incentive plans	—	4,751	—	—	—	—	4,751
Purchase of treasury stock (20,500 shares)	—	—	(377)	—	—	—	(377)
Treasury stock allocated to (from) equity incentive plan	—	776	(2,683)	—	—	—	(1,907)
Dividends declared to common shareholders ($1.11 per common share)	—	—	—	—	(55,465)	—	(55,465)
Balance at September 30, 2020	3,323	1,742,714	(767,649)	(40,084)	865,514	(131,965)	1,671,853
Comprehensive income
Cumulative effect from changes in accounting principle, net of tax[1]					(35,763)		(35,763)
Net income	—	—	—	—	81,007	—	81,007
Other comprehensive income (loss), net of tax	—	—	—	—	—	64,164	64,164
ESOP shares allocated or committed to be released	—	3,936	—	4,333	—	—	8,269
Compensation costs for equity incentive plans	—	5,442	—	—	—	—	5,442
Treasury stock allocated to (from) equity incentive plan	—	(5,205)	(386)	—	—	—	(5,591)
Dividends declared to common shareholders ($1.1225 per common share)	—	—	—	—	(57,101)	—	(57,101)
Balance at September 30, 2021	$3,323	$1,746,887	$(768,035)	$(35,751)	$853,657	$(67,801)	$1,732,280
1 Related to ASU 2016-13 adopted October 1, 2020.
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended September 30, 2021
(In thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,007	$83,317	$80,237
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	13,711	12,117	11,780
Depreciation and amortization	32,568	32,820	22,950
Deferred income taxes	(14,249)	21,802	21,936
Provision (release) for credit losses	(9,000)	3,000	(10,000)
Net gain on the sale of loans	(33,082)	(28,443)	(1,869)
Net gain on sale of commercial property	—	(4,665)	—
Other net (gains) losses	689	(955)	116
Proceeds from sales of loans held for sale	63,913	62,398	48,517
Loans originated and principal repayments on loans for sale	(67,024)	(60,256)	(50,992)
Increase in cash surrender value for bank owned life insurance contracts	(7,979)	(6,289)	(6,192)
Net decrease (increase) in interest receivable and other assets	7,697	(17,970)	(13,202)
Net increase (decrease) in accrued expenses and other liabilities	14,904	24,922	(280)
Net cash provided by operating activities	83,155	121,798	103,001
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(4,874,761)	(4,255,580)	(3,028,188)
Principal repayments on loans	4,756,761	3,549,803	2,629,397
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	317,066	268,565	152,560
Proceeds from sale of:
Loans	739,699	765,874	69,620
Real estate owned	206	3,679	3,997
Premises, equipment and other assets	—	23,920	—
Purchases of:
Bank-owned life insurance	(70,000)	—	—
FHLB stock	(25,990)	(34,935)	(8,314)
Securities available for sale	(297,466)	(171,464)	(158,012)
Premises, equipment, and software, net	(1,337)	(3,207)	(3,778)
Other	3,178	921	736
Net cash provided by (used in) investing activities	547,356	147,576	(341,982)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(231,949)	459,170	274,801
Net (decrease) increase in borrowers' advances for insurance and taxes	(1,903)	8,208	323
Net (decrease) increase in principal and interest owed on loans serviced	(4,419)	12,986	1,419
Net (decrease) increase in short-term borrowed funds	(525,000)	(281,126)	326,991
Proceeds from long-term borrowed funds	100,000	250,000	275,000
Repayment of long-term borrowed funds	(4,689)	(350,110)	(420,709)
Cash collateral/settlements received from (provided to) derivative counterparties	89,970	(87,827)	(152,386)
Purchase of treasury shares	—	(413)	(9,087)
Acquisition of treasury shares through net settlement	(5,591)	(1,907)	(1,538)
Dividends paid to common shareholders	(56,637)	(55,465)	(50,465)
Net cash used in financing activities	(640,218)	(46,484)	244,349
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,707)	222,890	5,368
CASH AND CASH EQUIVALENTS—Beginning of year	498,033	275,143	269,775
CASH AND CASH EQUIVALENTS—End of year	$488,326	$498,033	$275,143
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$98,535	$140,887	$143,363
Cash paid for interest on borrowed funds	16,043	53,676	81,743
Cash paid (received) for interest on interest rate swaps	45,031	18,436	(13,368)
Cash paid for income taxes	25,772	1,673	9,689
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	330	1,751	3,473
Transfer of loans from held for investment to held for sale	698,917	778,059	69,069
Treasury stock issued for stock benefit plans	5,310	776	322
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the years ended September 30, 2021, 2020, and 2019
(Dollars in thousands unless otherwise indicated)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. Third Federal Savings and Loan Association of Cleveland, MHC, its federally chartered mutual holding company parent, owned 80.89% of the outstanding shares of common stock of the Company at September 30, 2021.
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
Cash and Cash Equivalents—Cash and cash equivalents consist of working cash on hand, and demand and interest bearing deposits at other financial institutions with maturities of three months or less. For purposes of reporting cash flows, cash and cash equivalents also includes federal funds sold, when applicable. The Company has acknowledged informal agreements with banks where it maintains deposits. Under these agreements, service fees charged to the Company are waived provided certain average compensating balances are maintained throughout each month.
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
A decline in the fair value of any available for sale security, below cost, is evaluated for credit loss. Credit loss is recognized in earnings if management intends, or will more likely than not be required, to sell the security before the recovery of its amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, then a credit loss exists and an allowance would be recognized as a credit loss expense, limited to the difference between fair value and amortized cost. Non-credit related loss is recognized in other comprehensive income, net of applicable taxes.
To determine whether a credit loss exists, the Company considers, among other things, adverse conditions related to the security, industry, geographic area, the payment schedule of the debt security and likelihood that the issuer will be able to make payments that increase in the future, failure of the issuer to make scheduled payments and all available information relevant to the securities collectability, changes in ratings assigned by a rating agency, and other credit enhancements that affect the securities expected performance.
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
Servicing fee income net of amortization and other loan fees collected on loans serviced for others are included in Fees and service charges, net of amortization on the CONSOLIDATED STATEMENTS OF INCOME.
Derivative Instruments—Derivative instruments are carried at fair value in the Company's financial statements. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the derivative instrument are reported as a component of other comprehensive income, net of tax, and reclassified into earnings in the same period during which the hedged transaction affects earnings. The earnings effect of the hedging instrument will be presented in the same income statement line item as the earnings effect of the hedged item. Accumulated other comprehensive income will be adjusted to a balance that reflects the cumulative change in the fair value of the hedging instrument. At the inception of a hedge, the Company documents certain items, including the relationship between the hedging instrument and the hedged item, the risk management objective and the nature of the risk being hedged, a description of how effectiveness will be measured, an evaluation of hedge transaction effectiveness and the benchmark interest rate or contractually specified interest rate being hedged.
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
Loans and Related Deferred Loan Expenses, net—Loans originated with the intent to hold into the foreseeable future are carried at unpaid principal balances adjusted for partial charge-offs, the allowance for credit losses and net deferred loan expenses. Interest on loans is accrued and credited to income as earned. Interest on loans is not recognized in income when collectability is uncertain.
Loan fees and certain direct loan origination costs are deferred and recognized as an adjustment to interest income using the level-yield method over the contractual lives of related loans, if the loans are held for investment. If the loans are held for sale, net deferred fees (costs) are generally not amortized, but rather are recognized when the related loans are sold.
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
Allowance for Credit Losses—The allowance for credit losses represents the estimate of lifetime losses in our loan portfolio and off-balance sheet commitments. The allowance for credit losses is assessed on a quarterly basis and provisions

(releases) for credit losses are made accordingly. The allowance is established using relevant available information, relating to past events, current conditions and supportable economic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. The allowance for credit losses is increased by recoveries and decreased by charge-offs. At September 30, 2021, there remains some uncertainty around the economic impacts related to COVID-19 and how recovery will advance. This can negatively impact the economic and housing markets and borrower performance within our loan portfolios. Since this event is unique to historical recessions, with affected borrowers reported as current under their forbearance plans, inherent losses are not fully captured within our historical loan loss experience from which the quantitative portion of our allowance for credit losses is derived. At September 30, 2021, a qualitative adjustment was made to align economic forecast results with management's view of the future. Also, qualitative adjustments were made to reflect expected recovery of loan amounts previously charged-off, beyond what the model is able to project. At September 30, 2021, our allowance for credit losses totaled $89,259, with $64,289 allocated to credit losses on loans and $24,970 to credit losses on off-balance sheet commitments. Management believes the allowance is adequate.
For further discussion on the allowance for credit losses, non-accrual, impairment, and TDRs, see Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES.
Real Estate Owned, net—Real estate owned, net represents real estate acquired through foreclosure or deed in lieu of foreclosure and is initially recorded at fair value, less estimated costs to sell. Subsequent to acquisition, real estate owned is carried at the lower of cost or fair value, less estimated selling costs. Management performs periodic valuations and a valuation allowance is established by a charge to income for any excess of the carrying value over the fair value less estimated costs to sell the property. Recoveries in fair value during the holding period are recognized until the valuation allowance is reduced to zero. Costs related to holding and maintaining the property are charged to expense.
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
Leases—At inception, all contracts are evaluated to determine if the arrangement contains a lease based on the terms and conditions. As a lessee, the Company recognizes leases with terms greater than one year on the CONSOLIDATED STATEMENTS OF CONDITION as lease assets (a right-of-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis. For further discussion on leases, see Note 8. LEASES.
Bank Owned Life Insurance Contracts—Life insurance is provided under both whole and split dollar life insurance agreements. Policy premiums were prepaid and the Company will recover the premiums paid from the proceeds of the policies. The Company recognizes death benefits and growth in the cash surrender value of the policies in other non-interest income.
Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $9,732 at September 30, 2021 and 2020. Goodwill is reviewed for impairment on an annual basis as of September 30. It was also assessed for impairment as of March 31, 2020 due to the economic downturn at the onset of the COVID-19 pandemic with no impairment identified. No impairment was identified as of September 30, 2021 or 2020.
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
Share-Based Compensation—Compensation expense for awards of equity instruments is recognized on a straight-line basis over the requisite service period based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718 “Compensation—Stock Compensation”. Forfeitures are recognized as they occur. Share-based compensation expense is included in Salaries and employee benefits in the CONSOLIDATED STATEMENTS OF INCOME. Tax benefits or deficiencies recognized for the difference between realized deductions and cumulative book compensation cost on share-based compensation awards are included in operating cash flows on the CONSOLIDATED STATEMENTS OF CASH FLOW.
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
Diluted earnings per share is computed using the same method as basic earnings per share, but the weighted-average number of shares reflects the potential dilution, if any, of unexercised stock options, unvested shares of performance share units and unvested shares of restricted stock units that could occur if stock options were exercised and performance share units and restricted stock units were issued and converted into common stock. These potentially dilutive shares would then be included in the number of weighted-average shares outstanding for the period using the treasury stock method. At September 30, 2021, 2020 and 2019, potentially dilutive shares include stock options, restricted stock units and performance share units issued through share-based compensation plans.
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
Pursuant to the eighth repurchase program for the repurchase of 10,000,000 shares authorized by the Board of Directors in October, 2016, no shares were repurchased during the year ended September 30, 2021, 20,500 shares were repurchased during the year ended September 30, 2020 and 555,400 shares were repurchased during the year ended September 30, 2019. At September 30, 2021, there were 5,891,079 shares remaining to be purchased under the eighth repurchase program. The Company previously repurchased 51,300,000 shares of the Company’s common stock as part of the previous seven Board of

Directors-approved share repurchase programs. In total, the Company has repurchased 55,408,921 shares of the Company's common stock as of September 30, 2021.
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
Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in table below) of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to net average assets (as defined). The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet assets to broad risk categories. In 2019, a final rule adopted by the federal banking agencies provided banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of the CECL accounting standard. In 2020, as part of its response to the impact of COVID-19, U.S. federal banking regulatory agencies issued a final rule which provides banking organizations that implement CECL during the 2020 calendar year the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period, which the Association and Company have adopted. During the two-year delay, the Association and Company will add back to common equity tier 1 capital (“CET1”) 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses. After two years the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period. At September 30, 2021, the Association exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
The Association operates under the capital requirements for the standardized approach of the Basel III capital framework for U.S. banking organizations (“Basel III Rules”), which limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At September 30, 2021, the Association exceeded the fully phased-in regulatory requirement for the "capital conservation buffer".
The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2021 and 2020, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total Capital to Risk-Weighted Assets	$1,629,192	21.00%	$620,637	8.00%	$775,796	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,585,124	11.15%	568,751	4.00%	710,939	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,585,124	20.43%	465,478	6.00%	620,637	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,585,124	20.43%	349,108	4.50%	504,268	6.50%
September 30, 2020
Total Capital to Risk-Weighted Assets	$1,595,007	19.96%	$639,408	8.00%	$799,260	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,548,070	10.39%	595,731	4.00%	744,663	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,548,070	19.37%	479,556	6.00%	639,408	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,547,908	19.37%	359,667	4.50%	519,519	6.50%
The Association paid dividends of $55,000 and $57,000 to the Company during the years ended September 30, 2021 and 2020, respectively.

On July 13, 2021, as permitted under interim final rules issued by the FRS on August 12, 2011, a majority of Third Federal Savings, MHC's members eligible to vote approved Third Federal Savings, MHC waiving its right to receive dividends on the Company's stock that Third Federal Savings, MHC owns, up to $1.13 per share during the four quarters ending June 30, 2022. Unless the FRS amends its interim rule, a member vote will be required for Third Federal Savings, MHC to waive its right to receive dividends beyond June 30, 2022.
4. INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below. Accrued interest in the periods presented is $852 and $1,121 as of September 30, 2021 and September 30, 2020, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.

	September 30, 2021
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$415,149	$2,420	$(1,328)	$416,241
Fannie Mae certificates	5,393	149	—	5,542
Total	$420,542	$2,569	$(1,328)	$421,783

	September 30, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$441,419	$6,043	$(259)	$447,203
Fannie Mae certificates	5,965	270	—	6,235
Total	$447,384	$6,313	$(259)	$453,438
 Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at September 30, 2021 and 2020, were as follows:

	September 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$201,279	$1,290	$6,261	$38	$207,540	$1,328

	September 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$105,566	$259	$—	$—	$105,566	$259

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
Since the decline in value is attributable to changes in market interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities for the time periods necessary to recover the amortized cost, the Company expects to receive all contractual cash flows from these investments. Therefore, no allowance for credit losses is recorded with respect to securities as of September 30, 2021.
5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans held for investment consist of the following:

	September 30,
	2021	2020
Real estate loans:
Residential Core	$10,215,275	$10,774,845
Residential Home Today	63,823	75,166
Home equity loans and lines of credit	2,214,252	2,232,236
Construction	80,537	47,985
Real estate loans	12,573,887	13,130,232
Other loans	2,778	2,581
Add (deduct):
Deferred loan expenses, net	44,859	42,459
Loans-in-process	(48,200)	(25,273)
Allowance for credit losses on loans	(64,289)	(46,937)
Loans held for investment, net	$12,509,035	$13,103,062
Loans are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses. Accrued interest on loans is $30,255 and $35,513 as of September 30, 2021 and September 30, 2020, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. As of September 30, 2021 and September 30, 2020, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio was 55% and 56%, respectively, and the percentage held in Florida was 18% and 17%, respectively. As of September 30, 2021 and September 30, 2020, home equity loans and lines of credit were concentrated in the states of Ohio (29% as of both dates), Florida (20% and 19%, respectively), and California (15% and 16%, respectively).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. While the Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio, it could be affected by the duration and depth of the impact from COVID-19. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for mainly three or five years then resets annually, subject to various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $4,646,760 and $5,122,266 at September 30, 2021 and September 30, 2020, respectively.
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers and most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after September 30, 2016. Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At September 30, 2021 and September 30, 2020, approximately 11% and 12%, respectively, of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co.(PMIC), which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 77.5%. Appropriate adjustments have been made to the Company’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Company's owned residential portfolio covered by mortgage insurance provided by PMIC as of September 30, 2021 and September 30, 2020, respectively, was $14,697 and $20,649, of which $13,818 and $19,681 was current. The amount of loans in the Company's owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation (MGIC) as of September 30, 2021 and September 30, 2020, respectively, was $8,192 and $12,381, of which $8,010 and $12,381 was current. As of September 30, 2021, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claim payments in accordance with its contractual obligations and the Company has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
Loans held for sale include loans originated within the parameters of programs established by Fannie Mae, for sale to Fannie Mae, and loans originated for the held for investment portfolio that are later identified for sale. During the years ended September 30, 2021 and September 30, 2020, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At September 30, 2021 and September 30, 2020, respectively, mortgage loans held for sale totaled $8,848 and $36,871. During the years ended September 30, 2021 and September 30, 2020, respectively, the principal balance of loans sold was $762,332 and $844,296, including $0 and $34,179 in contracts pending settlement.
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
As of September 30, 2021, some of our borrowers have experienced unemployment or reduced income as a result of the COVID-19 global pandemic and have requested some type of loan payment forbearance. At September 30, 2021 and September 30, 2020, respectively, active forbearance plans offered to borrowers affected by COVID-19 totaled $21,784 and $165,642, of which $4,971 and $15,623 are classified as troubled debt restructurings due to either their classification as a TDR prior to the COVID-19 forbearance or not meeting the criteria to be exempt from TDR classification. Forbearance plans allow borrowers experiencing temporary financial hardship to defer a limited number of payments to a later time and are initially offered for a three-month period, which may be extended for borrowers that continue to be affected by COVID-19. The majority of active COVID-19 forbearance plans have been extended to at least 12 months with a weighted average term of 12.9 months.

The following table summarizes, as of September 30, 2021 and September 30, 2020, for each portfolio by geographic location, active forbearance plans by amortized cost and as a percent of total loans. The majority of our Home Today forbearance portfolio is secured by properties located in Ohio and therefore was not segregated by geographic location.

	September 30, 2021	Forbearance plans as % of respective Portfolio	September 30, 2020	Forbearance plans as % of respective Portfolio
Real estate loans:
Residential Core
Ohio	$7,638		$45,926
Florida	3,781		38,804
Other	7,326		56,107
Total	18,745	0.18%	140,837	1.31%
Total Residential Home Today	701	1.11%	5,391	7.21%
Home equity loans and lines of credit
Ohio	329		2,352
Florida	241		6,298
California	840		4,974
Other	928		5,790
Total	2,338	0.10%	19,414	0.86%
Total real estate loans in active forbearance plans	$21,784	0.17%	$165,642	1.26%
The following table summarizes, as of September 30, 2021, the recorded investment of active forbearance plans according to the month during which the payment deferrals are currently scheduled to end. Forbearance plan term extensions are available upon request.

Month ending	Total
October 31, 2021	$11,159
November 30, 2021	2,860
December 31, 2021	2,868
January 31, 2022	2,091
February 28, 2022	1,676
March 31, 2022	887
April 30, 2022	243
Total active forbearance plans	$21,784

A COVID-19 forbearance plan is generally resolved through payment in full at termination of the forbearance; through a non-TDR repayment plan, where a portion of the forbearance is paid in addition to the original contractual payment over 12 months or less; or through a non-TDR capitalization, where the total of forborne payments are added to the principal balance of the account, either with or without an extension of the maturity date. If additional concessions are required beyond resolving the forbearance, the account will be considered for further modification in a troubled debt restructuring. At September 30, 2021 and September 30, 2020, there were $111 and $1,725, respectively, in short-term repayment plans and $98,754 and $31,467 of residential mortgages and $8,852 and $0 equity loans and lines of credit, respectively, whose forbearance amounts were capitalized, subsequent to COVID-19 forbearance plans, that did not require TDR classification. The amortized cost of loan modifications eligible for TDR relief, including non-TDR forbearance plans, subsequent non-TDR repayment plans and non-TDR modifications, including capitalization, was $126,494 and $194,601 at September 30, 2021 and September 30, 2020, respectively. At September 30, 2021 and September 30, 2020, forbearance plans that have subsequently required further modification in a troubled debt restructuring total $6,101 and $1,306, respectively.

Real estate loans in COVID-19 forbearance plans and those that are subsequently placed in non-TDR short-term repayment plans are reported as current and accruing when they are current in accordance with their revised contractual terms and were less than 30 days past due as of the implementation date of the relief program, March 13, 2020, per the revised interagency statement, or not more than 30 days past due as of December 31, 2019 per the CARES Act. Otherwise, the

delinquency and resulting accrual status of these loans are determined by the lowest number of days the loan was past due on either the two aforementioned measurement dates (March 13, 2020 or December 31, 2019) or, considering the loan's revised contractual terms, the current reporting date. The uncertain and potentially tumultuous impact of COVID-19 on the economic and housing markets, as well as the risk profiles of accounts in COVID-19 forbearance plans granted by the Company, were considered in the determination of the allowance for credit losses as of September 30, 2021, as described later in this footnote.
DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at September 30, 2021 and September 30, 2020 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2021
Real estate loans:
Residential Core	$3,642	$2,263	$9,370	$15,275	$10,218,347	$10,233,622
Residential Home Today	948	961	2,068	3,977	59,432	63,409
Home equity loans and lines of credit	938	300	4,231	5,469	2,236,449	2,241,918
Construction	—	—	—	—	31,597	31,597
Total real estate loans	5,528	3,524	15,669	24,721	12,545,825	12,570,546
Other loans	—	—	—	—	2,778	2,778
Total	$5,528	$3,524	$15,669	$24,721	$12,548,603	$12,573,324

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2020
Real estate loans:
Residential Core	$4,543	$2,344	$9,958	$16,845	$10,774,323	$10,791,168
Residential Home Today	1,406	651	2,480	4,537	70,277	74,814
Home equity loans and lines of credit	1,521	1,064	4,260	6,845	2,252,155	2,259,000
Construction	—	—	—	—	22,436	22,436
Total real estate loans	7,470	4,059	16,698	28,227	13,119,191	13,147,418
Other loans	—	—	—	—	2,581	2,581
Total	$7,470	$4,059	$16,698	$28,227	$13,121,772	$13,149,999
At September 30, 2021, reported delinquencies above include $128, $0 and $225 of active COVID-19 forbearance plans and subsequent short-term repayment plans in 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. At September 30, 2020, reported delinquencies above include $1,125, $353 and $1,361 of active COVID-19 forbearance plans and subsequent short-term repayment plans in 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. The remaining balance of active COVID-19 forbearance and subsequent short-term repayment plans are reported as current. As forbearance plans expire, those borrowers that do not enter subsequent workout plans or repay the deferred amounts in full are reported as 90 days or more past due.
At September 30, 2021 and September 30, 2020, real estate loans include $2,296 and $6,479, respectively, of loans that were in the process of foreclosure. Pursuant to the CARES Act and extensions by the Federal Housing Administration, most foreclosure proceedings have restrictions or are deferred until January 1, 2022 or later. The Consumer Financial Protection Bureau has amended federal mortgage servicing regulations to help ensure that borrowers have time before foreclosure to explore their options, including loan modifications and selling their homes, to prevent avoidable foreclosures.
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
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative or individual valuation allowance, primarily because they have already been collaterally reviewed and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. Balances are adjusted for deferred loan fees and expenses. There are no loans 90 or more days past due and still accruing at September 30, 2021 or September 30, 2020.

	September 30, 2021		September 30, 2020
	Non-accrual with No ACL	Total Non-accrual	Total Non-accrual
Real estate loans:
Residential Core	$23,748	$24,892	$31,823
Residential Home Today	7,730	8,043	10,372
Home equity loans and lines of credit	9,992	11,110	11,174
Total non-accrual loans	$41,470	$44,045	$53,369
At September 30, 2021 and September 30, 2020, respectively, the amortized cost in non-accrual loans includes $28,385 and $36,835 which are performing according to the terms of their agreement, of which $16,495 and $20,334 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
Interest on loans in accrual status is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income no later than 90 days past due and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $929, and $1,070 for the years ended September 30, 2021 and September 30, 2020, respectively. At September 30, 2021 and September 30, 2020, the balance of accrued interest receivable includes $648 and $2,540 of unpaid interest on active COVID-19 forbearance plans, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a TDR that has not met minimum payment requirements, a loan with a partial charge-off, an equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.
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

•For all classes of loans in a TDR COVID-19 forbearance plan, original payments are greater than 150 days delinquent;
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
•For all classes of loans, a COVID-19 forbearance plan has been extended greater than 12 months;
•For all classes of loans in a COVID-19 repayment plan, revised payments are greater than 90 days delinquent; and
•For all classes of loans, it becomes evident that a loss is probable.

Collateral-dependent residential mortgage loans and construction loans are charged-off to the extent the amortized cost in the loan, net of anticipated mortgage insurance claims, exceeds the fair value, less estimated costs to dispose of the underlying property. Management can determine if the loan is uncollectible for reasons such as foreclosures exceeding a reasonable time frame and recommend a full charge-off. Home equity loans or lines of credit are charged-off to the extent the amortized cost in the loan plus the balance of any senior liens exceeds the fair value, less estimated costs to dispose of the underlying property, or management determines the collateral is not sufficient to satisfy the loan. A loan in any portfolio identified as collateral-dependent will continue to be reported as such until it is no longer considered collateral-dependent, is less than 30 days past due and does not have a prior charge-off. A loan in any portfolio that has a partial charge-off will continue to be individually evaluated for credit loss until, at a minimum, the loss has been recovered.
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
At September 30, 2021, individually evaluated loans that required an allowance were comprised only of loans evaluated for credit losses based on the present value of cash flows, such as performing TDRs, and, prior to October 1, 2020, loans with an indication of further deterioration in the fair value of the property not yet supported by a full review and collateral evaluation. All other individually evaluated loans received a charge-off, if applicable. At September 30, 2021 and September 30, 2020, respectively, allowances on individually reviewed loans evaluated for credit losses (IVAs) included those based on the present value of cash flows, such as performing TDRs, were $12,073 and $12,830, and quantitative allowances on loans with further deterioration in the fair value of the property not yet supported by a full review were $0 and $20.
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

Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors are recognized when forecasted economic data used in the model differs from management's view or contains significant unobservable changes within a short period, particularly when those changes are directionally positive. Identifiable model limitations may also lead to qualitative adjustments. For the year ended September 30, 2021, a qualitative adjustment was made to the allowance for credit losses to align forecasted model results with management's view of the future. The published economic forecasts were more optimistic than management felt was appropriate due to the continued uncertainty in the economy related to the COVID-19 pandemic. A qualitative adjustment was also made to reflect the expected recovery of loan amounts previously charged-off, beyond what the model is able to project. The net qualitative adjustment at September 30, 2021 was a net reduction of $3,755. Adjustments are evaluated quarterly based on current facts and circumstances.

Activity in the allowance for credit losses by portfolio segment is summarized as follows. See Note 15. COMMITMENTS AND CONTINGENT LIABILITIES for further details on the allowance for unfunded commitments.

	For the Year Ended September 30, 2021
	Beginning Balance	Adoption of ASU 2016-13	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$22,381	$23,927	$(2,205)	$(1,965)	$2,385	$44,523
Residential Home Today	5,654	(5,217)	(2,232)	(552)	2,362	15
Home equity loans and lines of credit	18,898	5,258	(7,627)	(2,696)	5,621	19,454
Construction	4	127	146	—	20	297
Total real estate loans	46,937	24,095	(11,918)	(5,213)	10,388	64,289
Total Unfunded Loan Commitments (1)	$—	$22,052	$2,918	$—	$—	$24,970
Total Allowance for Credit Losses	$46,937	$46,147	$(9,000)	$(5,213)	$10,388	$89,259
(1) Total allowance for unfunded loan commitments is recorded in other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

	For the Year Ended September 30, 2020
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$19,753	$1,370	$(1,525)	$2,783	$22,381
Residential Home Today	4,209	112	(897)	2,230	5,654
Home equity loans and lines of credit	14,946	1,546	(3,103)	5,509	18,898
Construction	5	(28)	—	27	4
Total real estate loans	$38,913	$3,000	$(5,525)	$10,549	$46,937

	For the Year Ended September 30, 2019
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$18,288	$401	$(1,250)	$2,314	$19,753
Residential Home Today	3,204	(144)	(761)	1,910	4,209
Home equity loans and lines of credit	20,921	(10,257)	(2,975)	7,257	14,946
Construction	5	—	—	—	5
Total real estate loans	$42,418	$(10,000)	$(4,986)	$11,481	$38,913

CLASSIFIED LOANS
The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Revolving loans reported at amortized cost include equity lines of credit currently in their draw period. Revolving loans converted to term are equity lines of credit that are in repayment. Equity loans and bridge loans are segregated by origination year. Loans, or the portions of loans, classified as loss are fully charged-off in the period in which they are determined to be uncollectible; therefore they are not included in the following table. No Home Today loans are classified Special Mention. No construction loans are classified Substandard. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2021	2020	2019	2018	2017	Prior	Cost Basis	To Term	Total
September 30, 2021
Real estate loans:
Residential Core
Pass	$2,637,782	$1,807,652	$784,462	$860,150	$1,016,853	$3,042,398	$—	$—	$10,149,297
Special Mention	22,711	703	110	709	300	759	—	—	25,292
Substandard	—	4,029	4,470	4,860	4,813	40,861	—	—	59,033
Total Residential Core	2,660,493	1,812,384	789,042	865,719	1,021,966	3,084,018	—	—	10,233,622
Residential Home Today (1)
Pass	—	—	—	—	—	53,076	—	—	53,076
Substandard	—	—	—	—	—	10,333	—	—	10,333
Total Residential Home Today	—	—	—	—	—	63,409	—	—	63,409
Home equity loans and lines of credit
Pass	48,427	14,488	12,325	11,891	10,423	$6,478	1,990,195	129,336	2,223,563
Special Mention	—	—	13	—	—	10	1,182	292	1,497
Substandard	—	—	148	57	304	33	4,746	11,570	16,858
Total Home equity loans and lines of credit	48,427	14,488	12,486	11,948	10,727	6,521	1,996,123	141,198	2,241,918
Construction
Pass	26,587	3,890	—	—	—	—	—	—	30,477
Special Mention	1,120	—	—	—	—	—	—	—	1,120
Total Construction	27,707	3,890	—	—	—	—	—	—	31,597
Total real estate loans
Pass	2,712,796	1,826,030	796,787	872,041	1,027,276	3,101,952	1,990,195	129,336	12,456,413
Special Mention	23,831	703	123	709	300	769	1,182	292	27,909
Substandard	—	$4,029	$4,618	$4,917	$5,117	$51,227	$4,746	$11,570	$86,224
Total real estate loans	$2,736,627	$1,830,762	$801,528	$877,667	$1,032,693	$3,153,948	$1,996,123	$141,198	$12,570,546
(1) No new originations of Home Today loans since fiscal 2016.

The following table provides the credit risk rating by portfolio as of the date presented.

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2020
Real estate loans:
Residential Core	$10,748,284	$3,535	$39,349	$—	$10,791,168
Residential Home Today	62,462	—	12,352	—	74,814
Home equity loans and lines of credit	2,241,434	3,057	14,509	—	2,259,000
Construction	22,436	—	—	—	22,436
Total real estate loans	$13,074,616	$6,592	$66,210	$—	$13,147,418
The home equity lines of credit converted from revolving to term loans during the year ended September 30, 2021 totaled $6,088.
Residential loans are internally assigned a grade that complies with the guidelines outlined in the OCC’s Handbook for Rating Credit Risk. Pass loans are assets well protected by the current paying capacity of the borrower. Special Mention loans have a potential weakness, as evaluated based on delinquency status or nature of the product, that the Company deems to deserve management’s attention and may result in further deterioration in their repayment prospects and/or the Company’s credit position. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Also included in Substandard are performing home equity loans and lines of credit where the customer has a severely delinquent first mortgage to which the performing home equity loan or line of credit is subordinate and all loans in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed. Loss loans are considered uncollectible and are charged-off when identified. Loss loans are of such little value that their continuance as bankable assets is not warranted even though partial recovery may be affected in the future.
At September 30, 2021 and September 30, 2020, respectively, $83,708 and $92,439 of TDRs individually evaluated for credit loss have adequately performed under the terms of the restructuring and are classified as pass loans. At September 30, 2021 and September 30, 2020, respectively, $24,042 and $0 of loans classified special mention are residential mortgage loans and home equity lines of credit identified, after origination, as being underwritten with inaccurate income documentation, that have not yet demonstrated repayment performance over a minimum period. At September 30, 2021 and September 30, 2020, respectively, $1,878 and $3,535 of loans classified special mention are residential mortgage loans purchased which were current and performing at the time of purchase. These loans are designated special mention due to the absence of mortgage insurance coverage and potentially weaker repayment prospects when compared with the Company's originated residential Core portfolio. Substandard loans increased between the periods presented primarily due to loans with forbearance plans extended greater than 12 months that are considered collateral dependent and classified substandard, for a minimum of one year, until a sustained period of repayment performance is satisfied. Loans classified substandard includes $28,029 of loans that had their forbearance term extended greater than 12 months regardless of forbearance plan status at September 30, 2021.
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At September 30, 2021 and September 30, 2020, no other loans were graded as non-performing.
TROUBLED DEBT RESTRUCTURINGS
Initial concessions granted for loans restructured as TDRs may include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also may occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company. The amortized cost in TDRs by category as of September 30, 2021 and September 30, 2020 is shown in the tables below.

September 30, 2021	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$33,394	$20,499	$12,962	$66,855
Residential Home Today	12,640	13,409	2,556	28,605
Home equity loans and lines of credit	26,550	3,424	1,675	31,649
Total	$72,584	$37,332	$17,193	$127,109

September 30, 2020	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$32,095	$22,689	$16,021	$70,805
Residential Home Today	15,023	15,315	3,113	33,451
Home equity loans and lines of credit	31,679	2,954	2,411	37,044
Total	$78,797	$40,958	$21,545	$141,300
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
For all TDRs restructured during the years ended September 30, 2021 and September 30, 2020 (set forth in the tables below), the pre-restructured outstanding amortized cost was not materially different from the post-restructured outstanding amortized cost.
New TDRs increased during recent periods presented due to forbearance plan extensions that do not qualify for TDR suspension and subsequent modifications on loans with forbearance plans, but were outpaced by paydowns, payoffs and refinances as total TDRs continued to decrease. The following tables set forth the amortized cost in TDRs restructured during the periods presented.

	For the Year Ended September 30, 2021
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$9,364	$1,981	$1,614	$12,959
Residential Home Today	362	1,432	103	1,897
Home equity loans and lines of credit	1,466	1,223	417	3,106
Total	$11,192	$4,636	$2,134	$17,962

	For the Year Ended September 30, 2020
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$4,334	$3,233	$1,831	$9,398
Residential Home Today	1,112	1,962	610	3,684
Home equity loans and lines of credit	1,984	815	454	3,253
Total	$7,430	$6,010	$2,895	$16,335

	For the Year Ended September 30, 2019
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$6,395	$6,301	$2,063	$14,759
Residential Home Today	716	2,910	397	4,023
Home equity loans and lines of credit	6,814	1,205	403	8,422
Total	$13,925	$10,416	$2,863	$27,204

The table below summarizes information about TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the periods presented.

	For the Year Ended September 30, 2021		For the Year Ended September 30, 2020		For the Year Ended September 30, 2019
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	6	$948	9	$1,394	15	$2,232
Residential Home Today	7	194	9	441	22	722
Home equity loans and lines of credit	1	42	4	282	13	1,039
Total	14	$1,184	22	$2,117	50	$3,993

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

September 30, 2020	Recorded Investment			Allowance for Loan Loss
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$79,200	$10,711,968	$10,791,168	$6,963	$15,418	22,381
Residential Home Today	34,261	40,553	74,814	2,085	3,569	5,654
Home equity loans and lines of credit	41,756	2,217,244	2,259,000	3,802	15,096	18,898
Construction	—	22,436	22,436	—	4	4
Total real estate loans	$155,217	$12,992,201	$13,147,418	$12,850	$34,087	$46,937
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
During 2021, 2020 and 2019, $796,512, $810,116 and $117,346, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon. In these transactions, the Company retained residual interests in the form of mortgage loan servicing rights. Primary economic assumptions used to measure the value of the Company’s retained interests at the date of sale resulting from the completed transactions were as follows (per annum):

	2021	2020
Primary prepayment speed assumptions (weighted average annual rate)	13.9%	32.1%
Weighted average life (years)	22.9	23.2
Amortized cost to service loans (weighted average)	0.12%	0.12%
Weighted average discount rate	12%	12%
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

September 30, 2021
Fair value of mortgage loan servicing rights	$17,454
Prepayment speed assumptions (weighted average annual rate)	24.3%
Impact on fair value of 10% adverse change	$(665)
Impact on fair value of 20% adverse change	$(1,270)
Estimated prospective annual cost to service loans (weighted average)	0.12%
Impact on fair value of 10% adverse change	$(1,557)
Impact on fair value of 20% adverse change	$(3,114)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(616)
Impact on fair value of 20% adverse change	$(1,185)
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

Activity in mortgage servicing rights is summarized as follows:

	Year Ended September 30,
	2021	2020	2019
Balance—beginning of year	$7,860	$8,080	$8,840
Additions from loan securitizations/sales	3,836	1,613	497
Amortization (1)	(2,764)	(1,824)	(1,257)
Net change in valuation allowance	9	(9)	—
Balance—end of year	$8,941	$7,860	$8,080
Fair value of capitalized amounts	$17,454	$12,487	$13,384
(1) Year ended September 30, 2021 and 2020 amounts include $199 and $1,063 respectively, related to the repurchase of loans previously sold and serviced by the Company.
The Company receives annual servicing fees ranging from 0.02% to 0.98% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing rights, included in Non-interest income, amounted to $3,260 in 2021, $3,365 in 2020 and $4,225 in 2019. The unpaid principal balance of mortgage loans serviced for others was approximately $2,262,875, $2,007,319 and $1,796,519 at September 30, 2021, 2020 and 2019, respectively. The ratio of capitalized servicing rights to the unpaid principal balance of mortgage loans serviced for others was 0.40%, 0.39%, and 0.45% at September 30, 2021, 2020 and 2019, respectively.
7. PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software at cost are summarized as follows:

	September 30,
	2021	2020
Land	$8,688	$8,688
Office buildings	60,661	61,119
Furniture, fixtures and equipment	39,266	38,641
Software	19,962	19,942
Leasehold improvements	10,768	10,328
	139,345	138,718
Less: accumulated depreciation and amortization	(101,925)	(97,124)
Total	$37,420	$41,594
During the years ended September 30, 2021, 2020 and 2019, depreciation and amortization expense on premises, equipment, and software was $5,422, $5,435 and $5,885, respectively.

The Company, as lessor, previously leased certain commercial office buildings. The office buildings and land, which had a net book value of $17,680 at September 30, 2019, were sold during the year ended September 30, 2020. The Company's share of the gain on the sale was $4,665. During the years ended September 30, 2020 and 2019, rental income was $5 and $2,180 respectively, and appears in other non-interest income in the accompanying statements. Depreciation expense on the buildings during fiscal 2020 was $48. There was no activity for 2021.

8. LEASES
As a lessee, the Company enters into leases of buildings and land. The Company occupies certain banking branches, loan production and customer service offices and a disaster recovery site through non-cancellable operating leases with remaining terms ranging from less than one year to 15 years. The Company does not have financing leases. Most of the leases have fixed payment terms with annual fixed-escalation clauses. Certain leases have annual rent escalations based on subsequent year-to-year changes in the consumer price index. These year-to-year changes in the consumer price index are excluded from the calculation of right-of-use assets and lease liabilities and recognized as expense in the period in which they are incurred. Additionally, all variable lease costs that are not based on an index or rate, such as "common area maintenance" costs, are expensed as incurred. Most of the Company's leases include options to extend for periods that range from five to 10 years. The leases do not have early-termination options. The Company has not included term extensions in the calculation of the lease term, as the Company does not consider it reasonably certain that the options will be exercised. As the interest rate implicit in all of the Company's lease contracts is not readily determinable, the Company utilized its incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term on an amount equal to the total contractual lease payments in a similar economic environment. The incremental borrowing rate utilized for all the Company's leases is the FHLB Advance rate based on the lease term at commencement in determining the present value of lease payments.
Operating lease expense for the year ended September 30, 2021 and 2020, totaled $5,351 and $5,127, respectively. Variable lease expense for the year ended September 30, 2021 and 2020, totaled $1,374 and $1,258, respectively. During the year ended September 30, 2021 and 2020, the Company paid $5,354 and $5,071,respectively, in cash for amounts included in the measurement of lease liabilities. As of September 30, 2021 and 2020, the Company has not entered into any material leases that have not yet commenced.
The following table summarizes information relating to the Company's operating leases:

	September 30,
	2021	2020
Right-of-use assets (a)	$27,923	$20,784
Lease liabilities (b)	$18,461	$16,391
Weighted Average Remaining Lease Term	5.51 years	6.12 years
Weighted Average Discount Rate	1.51%	1.88%
(a) Included in Other assets in the CONSOLIDATED STATEMENTS OF CONDITION
(b) Included in Accrued expenses and other liabilities in the CONSOLIDATED STATEMENTS OF CONDITION
The following table summarizes the maturities of lease liabilities at the periods presented:

	September 30,
	2021	2020
Maturing in:
12 months or less	$5,128	$4,582
13 to 24 months	4,334	3,610
25 to 36 months	3,400	2,806
37 to 48 months	2,570	2,023
49 to 60 months	1,321	1,235
over 60 months	2,640	3,232
Total minimum lease payments	19,393	17,488
Less imputed interest	932	1,097
Total lease liabilities	$18,461	$16,391

9. DEPOSITS
Deposit account balances are summarized by interest rate as follows:

	Stated Interest Rate	September 30,
		2021		2020
		Amount	Percent	Amount	Percent
Checking accounts	0.00–0.15%	$1,132,910	12.6%	$996,682	10.8%
Savings accounts, excluding money market accounts	0.00–0.20	1,263,309	14.0	1,106,243	12.0
Money market accounts	0.00–0.50	563,931	6.3	520,422	5.6
Subtotal		2,960,150	32.9	2,623,347	28.4
Certificates of deposit	0.00–0.99	3,335,102	37.1	2,108,691	22.9
	1.00–1.99	808,105	9.0	1,854,052	20.1
	2.00–2.99	1,574,939	17.5	2,285,521	24.8
	3.00 and above	313,457	3.5	350,875	3.8
		6,031,603	67.1	6,599,139	71.6
Subtotal		8,991,753	100.0	9,222,486	100.0
Accrued interest		1,852	—	3,068	—
Total deposits		$8,993,605	100.0%	$9,225,554	100.0%
At September 30, 2021 and 2020, the weighted average interest rate was 0.09% and 0.12% on checking accounts; 0.12% and 0.14% on savings accounts, excluding money market accounts; 0.19% and 0.44% on money market accounts; 1.26% and 1.71% on certificates of deposit, respectively; and 0.89% and 1.28% on total deposits, respectively.
The aggregate amount of certificates of deposit in denominations of $100 or more totaled approximately $3,155,804 and $3,414,697 at September 30, 2021 and 2020, respectively. In accordance with the DFA, the maximum amount of deposit insurance is $250 per depositor.
Brokered certificates of deposit (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $491,994 and $553,860 at September 30, 2021 and 2020, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at September 30, 2021 and September 30, 2020, the Association may accept brokered deposits without FDIC restrictions.
The scheduled maturity of certificates of deposit is as follows:

	September 30, 2021
	Amount	Percent	Weighted Average Rate
12 months or less	$3,469,929	57.5%	1.04%
13 to 24 months	1,207,606	20.0%	1.56%
25 to 36 months	824,471	13.7%	1.75%
37 to 48 months	206,133	3.4%	1.63%
49 to 60 months	282,580	4.7%	1.08%
Over 60 months	40,884	0.7%	1.28%
Total	$6,031,603	100.0%	1.26%

Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2021	2020	2019
Certificates of deposit	$93,187	$130,990	$128,489
Checking accounts	1,140	1,477	3,188
Savings and Money Market accounts	2,992	7,775	11,676
Total	$97,319	$140,242	$143,353
10. BORROWED FUNDS
Federal Home Loan Bank borrowings at September 30, 2021 are summarized in the table below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$2,450,000	0.23%
13 to 24 months	50,703	1.80%
25 to 36 months	325,000	1.68%
37 to 48 months	150,000	1.69%
49 to 60 months	101,048	0.92%
over 60 months	13,631	1.57%
Total FHLB Advances	3,090,382	0.51%
Accrued interest	1,433
Total	$3,091,815
All borrowings have fixed rates during their term ranging up to 240 months. Interest is payable monthly for long-term advances and at maturity for FHLB swap based three-month advances. For the years ended September 30, 2021, 2020 and 2019, net interest expense related to Federal Home Loan Bank short-term borrowings was $50,975, $61,058 and $61,757, respectively.
Through the use of interest rate swaps discussed in Note 17. DERIVATIVE INSTRUMENTS, $2,450,000 of FHLB advances included in the table above as maturing in 12 months or less, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

Effective Maturity:	Amount	Swap Adjusted Weighted Average Rate
12 months or less	$900,000	1.90%
13 to 24 months	150,000	2.22%
25 to 36 months	350,000	1.43%
37 to 48 months	400,000	1.36%
49 to 60 months	350,000	2.26%
Over 60 months	300,000	2.47%
Total FHLB Advances under swap contracts	$2,450,000	1.88%
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

	At or For the Fiscal Years Ended September 30,
	2021	2020	2019
Balance at end of year	$2,450,000	$2,975,000	$3,250,000
Maximum outstanding at any month-end	$2,925,000	$3,695,000	$3,425,000
Average balance during year	$2,693,533	$3,086,314	$3,002,307
Average interest rate during the fiscal year	0.23%	1.14%	2.43%
Weighted average interest rate at end of year	0.23%	0.28%	2.23%
Interest expense	$6,441	$36,300	$74,742
The Association’s maximum borrowing capacity at the FHLB, under the most restrictive measure, was $7,431,135 at September 30, 2021. Pursuant to collateral agreements with FHLB of Cincinnati, advances are secured by a blanket lien on qualifying first mortgage loans. The Association’s borrowing capacity at the FRB-Cleveland Discount Window was $245,723 at September 30, 2021. In March 2021, the Association received a second consecutive “Needs to Improve” rating on its Community Reinvestment Act (CRA) examination covering the period ending December 31, 2019. The FHFA practice is to place member institutions in this situation on restriction. When this restriction is established, the Association will not have access to FHLB long-term advances (maturities greater than one year) until the rating improves. However, the Association has not received the notice of this restriction as of November 24, 2021. Existing advances and future advances with less than a one year term, including 90 day advances used to facilitate longer term interest rate swap agreements, will not be affected. The Association does not expect any impact to its ability to access funding.
11. OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Fiscal year 2019 activity
Balance at September 30, 2018	$(13,624)	$51,914	$(15,068)	$23,222
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(22,171)	11,459	(86,570)	(8,287)	(83,398)
Amounts reclassified, net of tax expense (benefit) of $(2,446)	—	(10,259)	1,056	(9,203)
Other comprehensive income (loss)	11,459	(96,829)	(7,231)	(92,601)
Balance at September 30, 2019	$(2,165)	$(44,915)	$(22,299)	$(69,379)
Fiscal year 2020 activity
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(22,316)	6,859	(88,948)	(1,862)	(83,951)
Amounts reclassified, net of tax expense (benefit) of $5,680	—	19,557	1,808	21,365
Other comprehensive income (loss)	6,859	(69,391)	(54)	(62,586)
Balance at September 30, 2020	$4,694	$(114,306)	$(22,353)	$(131,965)
Fiscal year 2021 activity
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $8,656	(3,733)	20,914	9,937	27,118
Amounts reclassified, net of tax expense (benefit) of $9,907	—	35,182	1,864	37,046
Other comprehensive income (loss)	(3,733)	56,096	11,801	64,164
Balance at September 30, 2021	$961	$(58,210)	$(10,552)	$(67,801)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	For the Years Ended September 30,			Line Item in the Statement of Income
	2021	2020	2019
Cash flow hedges:
Interest (income) expense	$44,534	$24,757	$(12,985)	Interest expense
Net income tax effect	(9,352)	(5,200)	2,726	Income tax expense
Net of income tax expense (benefit)	$35,182	$19,557	$(10,259)

Amortization of defined benefit plan:
Actuarial loss	$2,419	$2,288	$1,336	(a)
Net income tax effect	(555)	(480)	(280)	Income tax expense
Net of income tax expense	1,864	1,808	1,056
Total reclassifications for the period	$37,046	$21,365	$(9,203)
(a) These items are included in the computation of net period pension cost. See Note 13. EMPLOYEE BENEFIT PLANS for additional disclosure.

12. INCOME TAXES
The components of the income tax provision are as follows:

	Year Ended September 30,
	2021	2020	2019
Current tax expense (benefit):
Federal	$31,043	$(5,237)	$184
State	2,230	473	(145)
Deferred tax expense (benefit):
Federal	(13,548)	20,487	20,252
State	(638)	1,205	1,684
Income tax provision	$19,087	$16,928	$21,975
Reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended September 30,
	2021	2020	2019
Tax at statutory rate	21.0%	21.0%	21.0%
State tax, net	1.3	1.3	1.2
Non-taxable income from bank owned life insurance contracts	(2.1)	(1.5)	(1.4)
Non-deductible compensation	0.9	1.1	1.6
Equity based compensation	(1.3)	(0.5)	(0.3)
NOL carryback claim rate benefit under CARES Act	—	(3.6)	—
Other, net (1)	(0.7)	(0.9)	(0.6)
Income tax provision	19.1%	16.9%	21.5%
(1) Amounts related to equity based compensation in prior periods have been reclassified for consistency with current year presentation.

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2021	2020
Deferred tax assets:
Loan loss reserve	$25,728	$16,324
Deferred compensation	4,159	5,155
Pension	—	724
Lease liability	4,227	3,755
Property, equipment and software basis difference	1,263	—
Other	2,259	3,306
Total deferred tax assets	37,636	29,264
Deferred tax liabilities:
FHLB stock basis difference	5,036	5,037
Mortgage servicing rights	1,699	1,327
Pension	2,220	—
Property, equipment and software basis difference	—	49
Goodwill	2,137	2,136
Lease ROU asset	4,142	3,670
Deferred loan costs, net of fees	11,606	11,599
Other	2,051	2,708
Total deferred tax liabilities	28,891	26,526
Net deferred tax asset	$8,745	$2,738
In the accompanying CONSOLIDATED STATEMENTS OF CONDITION the net deferred tax asset is included in Other assets.
A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. There was no valuation allowance required at September 30, 2021 or 2020.
Retained earnings at September 30, 2021 and 2020 included approximately $104,861 for which no provision for federal or state income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and nonqualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Association, nor if the Association is merged or liquidated tax-free into a bank or undergoes a charter change. If the Association fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.
The provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “Income Taxes,” prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a more-likely-than-not recognition threshold in order for the related tax benefit to be recognized or continue to be recognized. As of September 30, 2021 and 2020, the Company had no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. The Company recognized $9, $0, and $0 interest expense or penalties on income tax assessments, and $116, $0, and $0 of interest on income tax refunds related to net operating loss carrybacks during the years ended September 30, 2021, 2020 and 2019, respectively. There was no interest related to income tax assessments accrued at September 30, 2021 or 2020.

The Company’s effective income tax rate was 19.1%, 16.9% and 21.5% for the years ended September 30, 2021, 2020 and 2019, respectively. The increase in the effective rate for the year ended September 30, 2021 compared to the same period during fiscal 2020 is primarily due to the impact of a CARES Act provision, which permitted a carry back of net tax operating losses to years taxed at higher rates, and resulted in a tax benefit of $3,607 during the year ended September 30, 2020. This is offset by an increase in permanent tax benefits from BOLI contracts. Additionally, there was an increase in excess tax benefits associated with equity compensation as compared to fiscal 2020 and 2019.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2018.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material for the years ended September 30, 2021, 2020 and 2019.

13. EMPLOYEE BENEFIT PLANS
Defined Benefit Plan—The Third Federal Savings Retirement Plan (the “Plan”) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. Effective December 31, 2011, the Plan was amended to freeze future benefit accruals for participants in the Plan. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, and those eligible participants who no longer receive service credits under the Plan, participate in a separate tier of the Company’s defined contribution 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan) through December 31, 2011. The funding policy of the Plan is consistent with the funding requirements of U.S. federal and other governmental laws and regulations. During the fiscal years ending 2021 and 2020, a settlement adjustment was recognized as a result of lump sum payments exceeding the interest costs for the year.
The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30,
	2021	2020
Projected benefit obligation at beginning of year	$94,941	$90,069
Interest cost	2,536	2,797
Actuarial (gain) loss and other	(2,273)	7,691
Settlement	(5,112)	(3,860)
Benefits paid	(1,816)	(1,756)
Projected benefit obligation at end of year	$88,276	$94,941
The following table reconciles the beginning and ending balances of the fair value of Plan assets and presents the funded status of the Plan recognized in the CONSOLIDATED STATEMENTS OF CONDITION at the September 30 measurement dates:

	September 30,
	2021	2020
Fair value of plan assets at beginning of year	$89,275	$81,627
Actual return on plan assets	15,624	8,264
Employer contributions	—	5,000
Benefits paid	(1,816)	(1,756)
Settlement	(5,112)	(3,860)
Fair value of plan assets at end of year	$97,971	$89,275
Funded status of the plan—asset (liability)	$9,695	$(5,666)
The components of net periodic cost recognized in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	Year Ended September 30,
	2021	2020	2019
Interest Cost	$2,536	$2,797	$3,229
Expected return on plan assets	(4,997)	(4,652)	(4,584)
Amortization of net loss and other	1,466	2,288	1,336
Recognized net loss due to settlement	792	1,174	—
Net periodic benefit (income) cost	$(203)	$1,607	$(19)
There were no contributions, required minimum or voluntary, made during the fiscal year ended September 30, 2021.
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
The following table presents the fair value of Plan assets:.

	September 30,
	2021				2020
	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
Pooled Separate Accounts	$97,971	N/A	Daily	7 days	$89,275	N/A	Daily	7 days
There are no redemption restrictions on Plan assets at September 30, 2021. Redemptions may be deferred for a longer period if conditions do not permit an orderly transfer or for certain investments of an illiquid nature.
The following additional information is provided with respect to the Plan:

	September 30,
	2021	2020	2019
Assumptions and dates used to determine benefit obligations:
Discount rate	2.85%	2.65%	3.20%
Rate of compensation increase	n/a	n/a	n/a

Assumptions used to determine net periodic benefit cost:
Discount rate	2.80%	3.20%	4.15%
Long-term rate of return on plan assets	5.50%	6.00%	6.25%
Rate of compensation increase (graded scale)	n/a	n/a	n/a

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
The following table provides estimates of expected future benefit payments during each of the next five fiscal years, as well as in the aggregate for years six through ten. Additionally, the table includes the minimum employer contributions expected during the next fiscal year:

Expected Benefit Payments During the Fiscal Years Ending September 30:
2022	$5,140
2023	4,940
2024	4,770
2025	4,650
2026	4,620
Aggregate expected benefit payments during the five fiscal year period beginning October 1, 2026, and ending September 30, 2031	23,610
Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2022	—
For the fiscal years ended September 30, 2021, 2020, and 2019, AOCI includes pretax net actuarial losses of $13,686, $28,843, and $28,227, respectively, which have not been recognized as components of net periodic benefit costs as of the measurement date. The Company expects that $495 of net actuarial losses will be recognized as AOCI components of net periodic benefit cost during the fiscal year ended September 30, 2022.
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
The total of the Company’s matching and discretionary contributions related to the 401(k) savings plan for the years ended September 30, 2021, 2020 and 2019 was $4,187, $4,042 and $3,827, respectively.
Employee (Associate) Stock Ownership Plan—The Company established an ESOP for its employees effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock and provides employees with an opportunity to receive a funded retirement benefit, based primarily on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the Board of Directors. The ESOP is accounted for in accordance with the provisions for stock compensation in FASB ASC 718. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2021, 2020 and 2019 fiscal years was $8,270, $7,367 and $7,268, respectively.
The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of September 30, 2021 and 2020 was $46,454 and $50,517, respectively. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2021, 7,705,768 shares have been allocated to participants and 325,005 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 3,575,051 at September 30, 2021, and had a fair market value of $68,140. Participants have the option to receive dividends on allocated shares in cash or leave the dividend in the ESOP. Dividends are reinvested in Company stock for those participants who choose to leave their dividends in the ESOP or who do not make an election. The purchase of Company stock for reinvestment of dividends is made in the open market on or about the date of the cash disbursement to the participants who opt to take dividends in cash. Dividends on unallocated shares held in the Employer Stock fund were paid to the trustee to be used to make payments on the outstanding loan obligation.
14. EQUITY INCENTIVE PLAN
The TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan, approved by shareholders in February 2018 and the 2008 Equity Incentive Plan, approved by shareholders in May 2008, are collectively referred to as the "Equity Plan”. The amended and restated plan is substantially similar to the previous plan, except that the number of future shares eligible to be granted has been reduced to 8,450,000 shares, of which 7,579,009 shares remain available for future award, and the term to grant shares has been extended to February 21, 2028.
The Company recorded excess tax benefits of $1,331, $485, and $296 related to share-based compensation awards for the years ended September 30, 2021, 2020 and 2019, respectively.
The following table presents share-based compensation expense and the related tax benefit recognized during the periods presented:

	Year Ended September 30,
	2021	2020	2019
Restricted stock units expense	$4,160	$3,303	$3,260
Performance share units expense	1,214	917	413
Stock option expense	68	531	838
Total stock-based compensation expense	$5,442	$4,751	$4,511
Tax benefit related to share-based compensation expense	$999	$824	$792
Restricted stock units vest over a one to ten year service period. The product of the number of units granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock units under the Equity Plan. The Company recognizes compensation expense for the fair value of restricted stock units on a straight-line basis over the requisite service period.

The following is a summary of the status of the Company’s restricted stock units as of September 30, 2021 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2020	1,292,339	$13.40
Granted	433,850	$17.77
Released	(442,379)	$15.32
Forfeited	(1,900)	$17.77
Outstanding at September 30, 2021 (1)	1,281,910	$14.21
(1) Includes 765,748 shares with a weighted average grant date fair value of $11.87 that have vested but will not be issued until the recipients are no longer employed by the Company.
The weighted average grant date fair value of restricted stock units granted during the years ended September 30, 2021, 2020 and 2019 was $17.77, $19.76 and $15.54 per share, respectively. The total fair value of restricted stock units vested during the years ended September 30, 2021, 2020 and 2019 was $6,981, $1,676, and $1,465, respectively. Expected future compensation expense relating to the non-vested restricted stock units at September 30, 2021 is $5,011 over a weighted average period of 2.06 years.
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
The following is a summary of the status of the Company’s performance share units as of September 30, 2021 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2020	116,300	17.42
Granted	59,900	17.77
Released	(872)	15.54
Forfeited	(1,323)	17.77
Performance adjustment	8,064	15.54
Outstanding at September 30, 2021	182,069	17.46
The weighted average grant date fair value of performance share units granted during the year ended September 30, 2021, 2020 and 2019 was $17.77, $19.76, and $15.54, respectively. No performance share units vested during the years ended September 30, 2020 and 2019, There were 872 shares released during the year ended September 30, 2021 to satisfy participant tax withholding requirements. Expected future compensation expense relating to the non-vested performance share units at September 30, 2021 is $781 over a weighted average period of 1.86 years.
Stock options have a contractual term of ten years and vest over a one to seven year service period. The Company recognizes compensation expense for the fair values of these awards, which have installment vesting, on a straight-line basis over the requisite service period of the awards.

The following is a summary of the Company’s stock option activity and related information for the Equity Plan for the year ended September 30, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2020	3,689,900	$13.78	4.33	$6,172
Granted	—	$—
Exercised	(1,226,600)	$11.38		$8,605
Forfeited	—	$—		$—
Outstanding at September 30, 2021	2,463,300	$14.98	4.25	$10,095
Vested and exercisable, at September 30, 2021	2,463,300	$14.98	4.25	$10,095
Vested or expected to vest, at September 30, 2021	2,463,300	$14.98	4.25	$10,095

The fair values of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during 2021, 2020 and 2019.

There were no non-vested options outstanding as of September 30, 2021. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
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
Off-balance sheet commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in the CONSOLIDATED STATEMENTS OF CONDITION. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. The Company generally uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses related to off-balance sheet commitments is recorded in other liabilities in the CONSOLIDATED STATEMENTS OF CONDITION. Refer to Note 5. LOANS AND ALLOWANCES FOR CREDIT LOSSES for discussion on credit loss methodology. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Company since the time the commitment was made.
At September 30, 2021, the Company had commitments to originate loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$424,665	$1,694
Adjustable-rate mortgage loans	166,469	699
Equity loans and lines of credit	358,780	3,656
Total	$949,914	$6,049

At September 30, 2021, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Equity lines of credit	$3,201,025	$18,312
Construction loans	49,700	609
Total	$3,250,725	$18,921

At September 30, 2021, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $3,225,931.
At September 30, 2021 and 2020, the Company had $0 and $36,078, respectively, in commitments to securitize and sell mortgage loans.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At September 30, 2021 and September 30, 2020, respectively, there were $0 and $36,078 of loans held for sale, all of which were current, with unpaid principal balances of $0 and $34,179, subject to pending agency contracts for which the fair value option was elected. For the years ended September 30, 2021, 2020, and 2019, net gain (loss) on the sale of loans includes $134, $2,026 and $0, respectively, related to unrealized gains or losses during the period due to changes in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2021 and 2020, respectively, this includes $421,783 and $453,438 of investments in U.S. government and agency obligations including highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac, and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At September 30, 2021 and 2020, there were $0 and $36,078, respectively, of loans held for sale measured at fair value and $8,848 and $793, respectively, of loans held for sale carried at cost. Interest income on mortgage loans held for sale is recorded in interest income on loans.
Collateral-dependent Loans—Collateral-dependent loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated using a fair value measurement, such as the fair value of the underlying collateral. Credit loss is measured using a market approach based on the fair value of the collateral, less estimated costs to dispose, for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment. These conditions are described more fully in Note 5. LOANS AND ALLOWANCES FOR CREDIT LOSSES. To calculate the credit loss of collateral-dependent loans, the fair market values of the collateral, estimated using exterior appraisals in the majority of instances, are reduced by calculated estimated costs to dispose, derived from historical experience and recent market conditions. Any indicated credit loss is recognized by a charge to the allowance for credit losses. Subsequent increases in collateral values or principal pay downs on loans with recognized credit loss could result in a collateral-dependent loan being carried below its fair value. When no credit loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum repayment the Company can expect. The amortized cost of loans individually evaluated for credit loss based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The range and weighted average impact of estimated costs to dispose on fair values is determined at the time of credit loss or when additional credit loss is recognized and is included in quantitative information about significant unobservable inputs later in this note.
Loans held for investment that have been restructured in TDRs, are performing according to the restructured terms of the loan agreement and are not evaluated based on collateral, are individually evaluated for credit loss using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At September 30, 2021 and 2020, respectively, this included $84,594 and $94,495 in amortized costs of TDRs with related allowances for loss of $12,073 and $12,830.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure, or by deed in lieu of foreclosure, and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at September 30, 2021 and September 30, 2020 were $289 and $185, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At September 30, 2021 and 2020, these adjustments were not significant to reported fair values. At September 30, 2021 and 2020, respectively, $66 and $213 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, included in Other assets in the CONSOLIDATED STATEMENTS OF CONDITION, includes estimated costs to dispose of $9 and $28 related to properties measured at fair value and $231 and $0 of properties carried at their original or adjusted cost basis at September 30, 2021 and 2020, respectively.
Derivatives—Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio, forward commitments on contracts to deliver mortgage loans, and interest rate swaps designated as cash flow hedges. Derivatives not designated as cash flow hedges are reported at fair value in Other assets or Other liabilities on the CONSOLIDATED STATEMENT OF CONDITION with changes in value recorded in current earnings. Derivatives qualifying as cash flow hedges are settled daily, bringing their fair value to $0. Refer to Note 17. DERIVATIVE INSTRUMENTS for additional information on cash flow hedges. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. The range and weighted average impact of the closure rate is included in quantitative information about significant unobservable inputs later in this note. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Forward commitments on contracts to deliver mortgage loans are included in Level 2 of the hierarchy.

Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at September 30, 2021 and 2020 are summarized below. There are no liabilities carried at fair value at September 30, 2021.

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	$416,241	$—	$416,241	$—
Fannie Mae certificates	5,542	—	5,542	—
Derivatives:
Interest rate lock commitments	525	—	—	525
Total	$422,308	$—	$421,783	$525

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	$447,203	$—	$447,203	$—
Fannie Mae certificates	6,235	—	6,235	—
Mortgage loans held for sale	36,078	—	36,078	—
Derivatives:
Interest rate lock commitments	1,194	—	—	1,194
Total	$490,710	$—	$489,516	$1,194
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	134	—	134	—
Total	$134	$—	$134	$—
The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Interest Rate Lock Commitments
	Year Ended September 30,
	2021	2020	2019
Beginning balance	$1,194	$44	$(2)
(Loss)/Gain during the period due to changes in fair value:
Included in other non-interest income	(669)	1,150	46
Ending balance	$525	$1,194	$44
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$525	$1,194	$44
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans, net of allowance	$83,854	$—	$—	$83,854
Real estate owned(1)	66	—	—	66
Total	$83,920	$—	$—	$83,920
______________________
(1) Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans, net of allowance	$60,702	$—	$—	$60,702
Real estate owned(1)	213	—	—	213
Total	$60,915	$—	$—	$60,915
 ______________________

(1)    Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments at September 30, 2021 include commitments on both mortgage origination applications and preapprovals. Preapprovals generally have a much lower closure rate than origination applications which is reflected in the aggregate weighted average closure rates shown below..

	Fair Value
	September 30, 2021	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$83,854	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	34%	4.0%

Interest rate lock commitments	$525	Quoted Secondary Market pricing	Closure rate	0	-	100%	66.1%

	Fair Value
	September 30, 2020	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$60,702	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	34%	6.0%

Interest rate lock commitments	$1,194	Quoted Secondary Market pricing	Closure rate	0	-	100%	69.7%

The following tables present the estimated fair value of the Company's financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	September 30, 2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$27,346	$27,346	$27,346	$—	$—
Interest earning cash equivalents	460,980	460,980	460,980	—	—
Investment securities available for sale	421,783	421,783	—	421,783	—
Mortgage loans held for sale	8,848	8,982	—	8,982	—
Loans, net:
Mortgage loans held for investment	12,506,257	12,777,375	—	—	12,777,375
Other loans	2,778	2,778	—	—	2,778
Federal Home Loan Bank stock	162,783	162,783	N/A	—	—
Accrued interest receivable	31,107	31,107	—	31,107	—
Cash collateral received from or held by counterparty	24,236	24,236	24,236	—	—
Derivatives	525	525	—	—	525
Liabilities:
Checking and passbook accounts	$2,960,150	$2,960,150	$—	$2,960,150	$—
Certificates of deposit	6,033,455	6,118,018	—	6,118,018	—
Borrowed funds	3,091,815	3,106,277	—	3,106,277	—
Borrowers’ advances for taxes and insurance	109,633	109,633	—	109,633	—
Principal, interest and escrow owed on loans serviced	41,476	41,476	—	41,476	—

	September 30, 2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$25,270	$25,270	$25,270	$—	$—
Interest earning cash equivalents	472,763	472,763	472,763	—	—
Investment securities available for sale	453,438	453,438	—	453,438	—
Mortgage loans held for sale	36,871	36,926	—	36,926	—
Loans, net:
Mortgage loans held for investment	13,100,481	13,299,261	—	—	13,299,261
Other loans	2,581	2,594	—	—	2,594
Federal Home Loan Bank stock	136,793	136,793	N/A	—	—
Accrued interest receivable	36,634	36,634	—	36,634	—
Cash collateral received from or held by counterparty	41,824	41,824	41,824	—	—
Derivatives	1,194	1,194	—	—	1,194
Liabilities:
Checking and passbook accounts	$2,623,347	$2,623,347	$—	$2,623,347	$—
Certificates of deposit	6,602,207	6,739,561	—	6,739,561	—
Borrowed funds	3,521,745	3,550,120	—	3,550,120	—
Borrowers’ advances for taxes and insurance	111,536	111,536	—	111,536	—
Principal, interest and escrow owed on loans serviced	45,895	45,895	—	45,895	—
Derivatives	134	134	—	134	—
Presented below is a discussion of the valuation techniques and inputs used by the Company to estimate fair value.
Cash and Due from Banks, Interest Earning Cash Equivalents, Cash Collateral Received from or Held by Counterparty—The carrying amount is a reasonable estimate of fair value.
Investment Securities Available for Sale—Estimated fair value for investment and mortgage-backed securities is based on quoted market prices, when available. If quoted prices are not available, management will use as part of their estimation process fair values which are obtained from third party independent nationally recognized pricing services using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.
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
Deposits—The fair value of demand deposit accounts is estimated as the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flows and rates currently offered for deposits of similar remaining maturities.
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
17. DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At September 30, 2021 and 2020, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 2.5 years and 3.0 years and weighted average fixed-rate interest payments of 1.88% and 1.76%, respectively.
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is preformed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at September 30, 2021.
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

	September 30, 2021		September 30, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$250,000	$—	$—	$—
Other Liabilities	2,200,000	—	2,975,000	—
Total cash flow hedges: Interest rate swaps	$2,450,000	$—	$2,975,000	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$24,826	$525	$21,755	$1,194
Forward Commitments for the sale of mortgage loans
Other Liabilities	—	—	34,179	(134)
Total derivatives not designated as hedging instruments	$24,826	$525	$55,934	$1,060

The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

	Location of Gain or (Loss) Recognized in Income	Year Ended September 30,
		2021	2020	2019
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$27,848	$(115,396)	$(109,583)
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	(44,534)	(16,982)	12,985
Amount of gain/(loss) reclassified from AOCI-Due to discontinuance of cash flow hedge	Interest expense: Borrowed funds	—	(7,775)	—

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$(669)	$1,150	$46
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	134	(134)	—
The Company estimates that $35,700 of the amounts reported in AOCI will be reclassified as a debit to interest expense during the fiscal year ending September 30, 2022.

The economic lockdowns precipitated by the COVID-19 pandemic of 2020 caused unprecedented economic conditions resulting in extended low rates across the entire maturity spectrum, in which the Company decided to take advantage of this market condition. In the 2020 fiscal year the Company terminated four high cost interest rate swaps prior to their maturity. For the early termination of these swaps, the Company incurred $7,775 in additional interest rate expense and $48 in prepayment penalties. This additional interest rate expense is loss reclassified from AOCI during the year ended September 30, 2020 as a result of the discontinuance of the cash flow hedges because it was probable that the original forecasted transactions would not occur. These selected swaps were deemed beneficial to terminate as the Company would lower interest rate expense for future periods.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. At September 30, 2021 and 2020, there was $24,236 and $41,824, respectively, included in other assets related to initial margin requirements held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. As of October 16, 2020, the price alignment interest (PAI) is discounted based on the US Secured Overnight Rate (SOFR), replacing the Federal Funds Rate. At transition, the Company received three basis swaps which were concurrently sold as part of a mandatory re-hedging process with no material impact to net income. This change in the price alignment interest discount is part of an initiative to establish a more risk-free rate.

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following condensed financial statements for TFS Financial Corporation (parent company only) reflect the investments in, and transactions with, its wholly-owned subsidiaries. Intercompany activity is eliminated in the consolidated financial statements.

	September 30,
	2021	2020
Statements of Condition
Assets:
Cash and due from banks	$5,357	$5,356
Other loans:
Demand loan due from Third Federal Savings and Loan	185,076	172,854
ESOP loan receivable	46,454	50,517
Investments in:
Third Federal Savings and Loan	1,487,284	1,422,277
Non-thrift subsidiaries	6,381	4,273
Prepaid federal and state taxes	655	12,178
Deferred income taxes	285	489
Accrued receivables and other assets	9,397	10,467
Total assets	$1,740,889	$1,678,411
Liabilities and shareholders’ equity:
Line of credit due non-thrift subsidiary	$5,836	$4,049
Accrued expenses and other liabilities	2,773	2,509
Total liabilities	8,609	6,558
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,761,299 and 280,150,006 outstanding at September 30, 2021 and September 30, 2020, respectively	3,323	3,323
Paid-in capital	1,746,887	1,742,714
Treasury stock, at cost; 51,557,451 and 52,168,744 shares at September 30, 2021 and September 30, 2020, respectively	(768,035)	(767,649)
Unallocated ESOP shares	(35,751)	(40,084)
Retained earnings—substantially restricted	853,657	865,514
Accumulated other comprehensive income (loss)	(67,801)	(131,965)
Total shareholders’ equity	1,732,280	1,671,853
Total liabilities and shareholders’ equity	$1,740,889	$1,678,411

	Years Ended September 30,
	2021	2020	2019
Statements of Comprehensive Income (Loss)
Interest income:
Demand loan due from Third Federal Savings and Loan	$164	$1,412	$3,784
ESOP loan	1,732	2,548	2,889
Other interest income	1	43	33
Investment securities available for sale	—	—	79
Total interest income	1,897	4,003	6,785
Interest expense:
Borrowed funds from non-thrift subsidiaries	7	291	1,476
Total interest expense	7	291	1,476
Net interest income	1,890	3,712	5,309
Non-interest income:
Intercompany service charges	85	77	36
Dividend from Third Federal Savings and Loan	55,000	57,000	85,000
Dividend from non-thrift subsidiary	—	16,000	—
Total other income	55,085	73,077	85,036
Non-interest expenses:
Salaries and employee benefits	4,917	5,012	4,921
Professional services	1,566	1,323	879
Office property and equipment	3	10	—
Other operating expenses	176	254	247
Total non-interest expenses	6,662	6,599	6,047
Income before income tax benefit	50,313	70,190	84,298
Income tax benefit	(3,848)	(4,404)	(2,047)
Income before undistributed earnings of subsidiaries	54,161	74,594	86,345
Equity in undistributed earnings of subsidiaries (dividend in excess of earnings):
Third Federal Savings and Loan	24,738	19,418	(7,775)
Non-thrift subsidiaries	2,108	(10,695)	1,667
Net income	81,007	83,317	80,237
Change in net unrealized gain (loss) on securities available for sale	(3,733)	6,859	11,459
Change in cash flow hedges	56,096	(69,391)	(96,829)
Change in pension obligation	11,801	(54)	(7,231)
Total other comprehensive income (loss)	64,164	(62,586)	(92,601)
Total comprehensive income (loss)	$145,171	$20,731	$(12,364)

	Years Ended September 30,
	2021	2020	2019
Statements of Cash Flows
Cash flows from operating activities:
Net income	$81,007	$83,317	$80,237
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiaries) dividend in excess of earnings:
Third Federal Savings and Loan	(24,738)	(19,418)	7,775
Non-thrift subsidiaries	(2,108)	10,695	(1,667)
Deferred income taxes	204	2,114	(1,739)
ESOP and stock-based compensation expense	1,843	1,893	1,668
Net decrease (increase) in interest receivable and other assets	12,593	(3,337)	(8,997)
Net increase (decrease) in accrued expenses and other liabilities	(200)	241	(600)
Net cash provided by operating activities	68,601	75,505	76,677
Cash flows from investing activities:
Proceeds from maturity of securities available for sale	—	—	4,000
Increase in balances lent to Third Federal Savings and Loan	(12,222)	(31,899)	(20,718)
Repayment of capital contributions from non-thrift subsidiaries	—	69,000	—
Net cash provided by (used in) investing activities	(12,222)	37,101	(16,718)
Cash flows from financing activities:
Principal reduction of ESOP loan	4,063	3,719	3,750
Purchase of treasury shares	—	(413)	(9,087)
Dividends paid to common shareholders	(56,637)	(55,465)	(50,465)
Acquisition of treasury shares through net settlement	(5,591)	(1,907)	(1,538)
Net increase (decrease) in borrowings from non-thrift subsidiaries	1,787	(58,497)	1,479
Net cash used in financing activities	(56,378)	(112,563)	(55,861)
Net increase (decrease) in cash and cash equivalents	1	43	4,098
Cash and cash equivalents—beginning of year	5,356	5,313	1,215
Cash and cash equivalents—end of year	$5,357	$5,356	$5,313

19. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At September 30, 2021 and 2020, respectively, the ESOP held 3,575,051 and 4,008,391 shares, respectively that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s earnings per share calculations.

	For the Year Ended September 30, 2021
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$81,007
Less: income allocated to restricted stock units	1,555
Basic earnings per share:
Income available to common shareholders	79,452	276,694,594	$0.29
Diluted earnings per share:
Effect of dilutive potential common shares		1,881,660
Income available to common shareholders	$79,452	278,576,254	$0.29

	For the Year Ended September 30, 2020
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$83,317
Less: income allocated to restricted stock units	1,579
Basic earnings per share:
Income available to common shareholders	81,738	275,859,660	$0.30
Diluted earnings per share:
Effect of dilutive potential common shares		1,943,398
Income available to common shareholders	$81,738	277,803,058	$0.29

	For the Year Ended September 30, 2019
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$80,237
Less: income allocated to restricted stock units	1,522
Basic earnings per share:
Income available to common shareholders	78,715	275,395,529	$0.29
Diluted earnings per share:
Effect of dilutive potential common shares		1,978,897
Income available to common shareholders	$78,715	277,374,426	$0.28
The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Year Ended September 30,
	2021	2020	2019
Options to purchase shares	133,800	573,500	710,100
Restricted and performance share units	—	44,030	—

20. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted in fiscal year ended September 30, 2021
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the existing incurred loss impairment methodology with a methodology that reflects the expected credit losses for the remaining life of the asset. The FASB has also issued additional ASU's to clarify the scope and provide additional guidance for ASU 2016-13. The amendments expand disclosures of credit quality indicators, requiring disaggregation by year of origination (vintage). Additionally, credit losses on available for sale debt securities will be recognized as an allowance rather than a write-down, with reversals permitted as credit loss estimates decline.
The Company adopted ASU 2016-13 and all related amendments on October 1, 2020 using the modified-retrospective approach. Results for reporting periods beginning after October 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption of the amendments resulted in a cumulative-effect reduction to opening retained earnings of $35,763, net of income taxes, resulting from a pretax increase to the allowance for credit losses on loans, including the liability for unfunded commitments, of $46,147. A 24-month reasonable and supportable period using economic forecasts is used with immediate reversion to the historical mean loss rates to derive loss estimates on loans and off-balance sheet credit exposures. ASC 326 also made changes to the accounting for available for sale debt securities, by requiring credit losses be presented as an allowance rather than as a write-down when management does not intend to sell or believe that it is more likely than not they will be required to sell the securities. The adoption did not have a material impact on available for sale securities, which are composed of agency-backed mortgage securities. Additionally, the Association elected the option to phase-in, over a five-year period, the initial impact of this standard's update on regulatory capital as permitted by the regulatory transition rules. Refer to NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES, for additional disclosures required by ASC 326.
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
Issued but not yet adopted as of September 30, 2021
In November of 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832). The amendments in this update requires additional disclosures regarding government grants and money contributions. These disclosures require information on the following three items about these government transactions to be provided: information on the nature of transactions and related accounting policies used to account for transactions, detail on the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line, and significant terms and conditions of the transactions including commitments and contingencies. This update goes into affect for fiscal years beginning after December 15, 2021, with early adoption permitted. Third Federal plans to adopt this provision as of October 1, 2022. This update is not expected to have a material impact on the Company's consolidated financial statements or disclosures.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company's consolidated financial statements or do not apply to its operations.

21. RELATED PARTY TRANSACTIONS

The Company has made loans and extensions of credit, in the ordinary course of business, to certain directors and executive officers. These loans were originated with normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. The aggregate amount of loans to such related parties at September 30, 2021 and 2020 was $64 and $377, respectively.

FORM 10-K EXHIBIT INDEX

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

3.1	Amended and Restated Charter of TFS Financial Corporation, dated January 16, 2007	Amendment No. 2 to Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on February 9, 2006; Exhibit 3.2 therein)

3.2	Amended and Restated Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on April 28, 2008; Exhibit 3.2 therein)

3.3	Amendment to Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on October 29, 2018; Exhibit 3 therein)

4.1	Form of Common Stock Certificate of TFS Financial Corporation	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 4 therein)

4.2	Description of Registrant's Securities	Annual Report on Form 10-K No. 001-33390 (filed with the SEC on November 24, 2020; Exhibit 4.2 therein)

10.1	[Intentionally omitted]

10.2	Financial, Retirement & Estate Planning Program as amended and restated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.2 therein)

10.3	Resolution Regarding Executive Physical Program, dated May 16, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.3 therein)

10.4	Company Car Program, dated February 24, 1995	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.4 therein)

10.5	Executive Retirement Benefit Plan I, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.5 therein)

10.6	Benefit Equalization Plan, dated January 1, 2005	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.6 therein)

10.7	Split Dollar Agreement, dated January 29, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.7 therein)

10.8	Resolution Regarding Supplemental Split Dollar Life Insurance Plan, dated August 22, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.8 therein)

10.9	[Intentionally omitted]

10.10	TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement for the 2018 Annual Meeting of Stockholders)	Proxy Statement on Schedule 14A, No. 001-33390 (filed with the SEC on January 9, 2018)

10.11	TFS Financial Corporation Management Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for the 2018 Annual Meeting of Stockholders)	Proxy Statement on Schedule 14A, No. 001-33390 (filed with the SEC on January 9, 2018)

10.12	First Amendment to the Restricted Stock Unit Award Agreement (August 11, 2008 award), dated August 9, 2012	Current Report on Form 8-K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.1 therein)

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

10.13	First Amendment to the Restricted Stock Unit Award Agreement (May 12, 2009 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.2 therein)

10.14	First Amendment to the Restricted Stock Unit Award Agreement (May 14, 2010 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.3 therein)

14	Code of Ethics	Available on our website, www.thirdfederal.com

21.1	Subsidiaries of Registrant	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 21 therein)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

100	XBRL related documents	The following financial statements from TFS Financial Corporation’s Annual Report on Form 10-K for the year ended September 30, 2021 filed on November 24, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document

101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TFS Financial Corporation

Dated:	November 24, 2021	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	November 24, 2021	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 24, 2021	/S/ PAUL J. HUML
Paul J. Huml Chief Financial Officer (Principal Financial Officer)

Dated:	November 24, 2021	/S/ SUSANNE N. MILLER
Susanne N. Miller Chief Accounting Officer (Principal Accounting Officer)

Dated:	November 24, 2021	/S/ BARBARA J. ANDERSON
Barbara J. Anderson, Director

Dated:	November 24, 2021	/S/ ANTHONY J. ASHER
Anthony J. Asher, Director

Dated:	November 24, 2021	/S/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated:	November 24, 2021	/S/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated:	November 24, 2021	/S/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated:	November 24, 2021	/S/ TERRENCE R. OZAN
Terrence R. Ozan, Director

Dated:	November 24, 2021	/S/ JOHN P. RINGENBACH
John P. Ringenbach, Director

Dated:	November 24, 2021	/S/ BEN S. STEFANSKI III
Ben S. Stefanski III, Director

Dated:	November 24, 2021	/S/ MEREDITH S. WEIL
Meredith S. Weil, Director

Dated:	November 24, 2021	/S/ ASHLEY H. WILLIAMS
Ashley H. Williams, Director