Form 10-Q
period 2021-12-31
TFS Financial CORP
filed 2022-02-08
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2021
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of February 4, 2022, there were 280,850,653 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.9% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

ACL: Allowance for Credit Losses	FICO: Fair Isaac Corporation
ACT: Tax Cuts and Jobs Act	FRB-Cleveland: Federal Reserve Bank of Cleveland
AOCI: Accumulated Other Comprehensive Income	Freddie Mac: Federal Home Loan Mortgage Corporation
ARM: Adjustable Rate Mortgage	FRS: Board of Governors of the Federal Reserve System
ASC: Accounting Standards Codification	GAAP: Generally Accepted Accounting Principles
ASU: Accounting Standards Update	Ginnie Mae: Government National Mortgage Association
Association: Third Federal Savings and Loan	GVA: General Valuation Allowances
Association of Cleveland	HARP: Home Afforable Refinance Program
BOLI: Bank Owned Life Insurance	HPI: Home Price Index
CARES Act: Coronavirus Aid, Relief and Economic Security	IRR: Interest Rate Risk
Act	IRS: Internal Revenue Service
CDs: Certificates of Deposit	IVA: Individual Valuation Allowance
CECL: Current Expected Credit Losses	LIHTC: Low Income Housing Tax Credit
CFPB: Consumer Financial Protection Bureau	LIP: Loans-in-Process
CLTV: Combined Loan-to-Value	LTV: Loan-to-Value
Company: TFS Financial Corporation and its	MMK: Money Market Account
subsidiaries	MGIC: Mortgage Guaranty Insurance Corporation
DFA: Dodd-Frank Wall Street Reform and Consumer	OCC: Office of the Comptroller of the Currency
Protection Act	OCI: Other Comprehensive Income
EaR: Earnings at Risk	OTS: Office of Thrift Supervision
EPS: Earnings per Share	PMI: Private Mortgage Insurance
ESOP: Third Federal Employee (Associate) Stock	PMIC: PMI Mortgage Insurance Co.
Ownership Plan	QTL: Qualified Thrift Lender
EVE: Economic Value of Equity	REMICs: Real Estate Mortgage Investment Conduits
Fannie Mae: Federal National Mortgage Association	REO: Real Estate Owned
FASB: Financial Accounting Standards Board	SEC: United States Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	TDR: Troubled Debt Restructuring
FHFA: Federal Housing Finance Agency	Third Federal Savings, MHC: Third Federal Savings
FHLB: Federal Home Loan Bank	and Loan Association of Cleveland, MHC

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	December 31, 2021	September 30, 2021
ASSETS
Cash and due from banks	$23,885	$27,346
Other interest-earning cash equivalents	384,124	460,980
Cash and cash equivalents	408,009	488,326
Investment securities available for sale (amortized cost $426,577 and $420,542, respectively)	423,842	421,783
Mortgage loans held for sale ($32,968 and $0 measured at fair value, respectively)	38,064	8,848
Loans held for investment, net:
Mortgage loans	12,659,957	12,525,687
Other loans	2,705	2,778
Deferred loan expenses, net	45,954	44,859
Allowance for credit losses on loans	(63,576)	(64,289)
Loans, net	12,645,040	12,509,035
Mortgage loan servicing rights, net	8,761	8,941
Federal Home Loan Bank stock, at cost	162,783	162,783
Real estate owned, net	131	289
Premises, equipment, and software, net	36,364	37,420
Accrued interest receivable	30,320	31,107
Bank owned life insurance contracts	298,398	297,332
Other assets	80,799	91,586
TOTAL ASSETS	$14,132,511	$14,057,450
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,933,279	$8,993,605
Borrowed funds	3,180,614	3,091,815
Borrowers’ advances for insurance and taxes	143,338	109,633
Principal, interest, and related escrow owed on loans serviced	35,655	41,476
Accrued expenses and other liabilities	86,255	88,641
Total liabilities	12,379,141	12,325,170
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,861,384 and 280,761,299 outstanding at December 31, 2021 and September 30, 2021, respectively	3,323	3,323
Paid-in capital	1,746,992	1,746,887
Treasury stock, at cost; 51,457,366 and 51,557,451 shares at December 31, 2021 and September 30, 2021, respectively	(767,457)	(768,035)
Unallocated ESOP shares	(34,667)	(35,751)
Retained earnings—substantially restricted	855,318	853,657
Accumulated other comprehensive loss	(50,139)	(67,801)
Total shareholders’ equity	1,753,370	1,732,280
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,132,511	$14,057,450
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	December 31,
	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$90,119	$100,126
Investment securities available for sale	960	987
Other interest and dividend earning assets	1,011	816
Total interest and dividend income	92,090	101,929
INTEREST EXPENSE:
Deposits	19,251	27,696
Borrowed funds	14,995	15,490
Total interest expense	34,246	43,186
NET INTEREST INCOME	57,844	58,743
PROVISION (RELEASE) FOR CREDIT LOSSES	(2,000)	(2,000)
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	59,844	60,743
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,404	2,495
Net gain on the sale of loans	2,187	16,443
Increase in and death benefits from bank owned life insurance contracts	2,911	1,647
Other	652	876
Total non-interest income	8,154	21,461
NON-INTEREST EXPENSE:
Salaries and employee benefits	26,515	28,338
Marketing services	5,626	5,733
Office property, equipment and software	6,639	6,435
Federal insurance premium and assessments	2,012	2,390
State franchise tax	1,224	1,151
Other expenses	5,657	7,682
Total non-interest expense	47,673	51,729
INCOME BEFORE INCOME TAXES	20,325	30,475
INCOME TAX EXPENSE	4,185	5,473
NET INCOME	$16,140	$25,002
Earnings per share—basic and diluted	$0.06	$0.09
Weighted average shares outstanding
Basic	277,225,121	276,216,596
Diluted	278,903,373	278,028,072

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2021	2020
Net income	$16,140	$25,002
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (losses) on securities available for sale	(3,083)	(1,373)
Net change in cash flow hedges	20,649	11,299
Net change in defined benefit plan obligation	96	466
Total other comprehensive income	17,662	10,392
Total comprehensive income	$33,802	$35,394
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended December 31, 2020
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2020	$3,323	$1,742,714	$(767,649)	$(40,084)	$865,514	$(131,965)	$1,671,853
Cumulative effect from changes in accounting principle, net of tax[1]	—	—	—	—	(35,763)	—	(35,763)
Net income	—	—	—	—	25,002	—	25,002
Other comprehensive income (loss), net of tax	—	—	—	—	—	10,392	10,392
ESOP shares allocated or committed to be released	—	718	—	1,084	—	—	1,802
Compensation costs for equity incentive plans	—	1,566	—	—	—	—	1,566
Treasury stock allocated to equity incentive plan	—	(5,820)	2,875	—	—	—	(2,945)
Dividends declared to common shareholders ($0.28 per common share)	—	—	—	—	(14,075)	—	(14,075)
Balance at December 31, 2020	$3,323	$1,739,178	$(764,774)	$(39,000)	$840,678	$(121,573)	$1,657,832
[1]Related to ASU 2016-13 adopted October 1, 2020.

	For the Three Months Ended December 31, 2021
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2021	$3,323	$1,746,887	$(768,035)	$(35,751)	$853,657	$(67,801)	$1,732,280
Net income	—	—	—	—	16,140	—	16,140
Other comprehensive income (loss), net of tax	—	—	—	—	—	17,662	17,662
ESOP shares allocated or committed to be released	—	985	—	1,084	—	—	2,069
Compensation costs for equity incentive plans	—	1,026	—	—	—	—	1,026
Purchase of treasury stock (16,000 shares)	—	—	(285)	—	—	—	(285)
Treasury stock allocated to equity incentive plan	—	(1,906)	863	—	—	—	(1,043)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,479)	—	(14,479)
Balance at December 31, 2021	$3,323	$1,746,992	$(767,457)	$(34,667)	$855,318	$(50,139)	$1,753,370
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Three Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,140	$25,002
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	3,095	3,368
Depreciation and amortization	7,193	9,831
Deferred income taxes	3	(237)
Provision (release) for credit losses	(2,000)	(2,000)
Net gain on the sale of loans	(2,187)	(16,443)
Other net (gains) losses	199	5
Proceeds from sales of loans held for sale	10,454	11,569
Loans originated and principal repayments on loans for sale	(23,460)	(16,079)
Increase in bank owned life insurance contracts	(2,136)	(1,662)
Net decrease in interest receivable and other assets	3,091	11,695
Net decrease in accrued expenses and other liabilities	(2,735)	(871)
Net cash provided by operating activities	7,657	24,178
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,206,814)	(1,471,386)
Principal repayments on loans	994,804	1,371,385
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	57,735	94,915
Proceeds from sale of:
Loans	60,418	221,277
Real estate owned	310	82
Purchases of:
Bank-owned life insurance	—	(70,000)
Securities available for sale	(65,261)	(92,964)
Premises and equipment	(281)	(518)
Other	1,534	29
Net cash (used in) provided by investing activities	(157,555)	52,820
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(60,005)	(34,954)
Net increase in borrowers' advances for insurance and taxes	33,705	30,712
Net (decrease) increase in principal and interest owed on loans serviced	(5,821)	4,971
Net decrease in short-term borrowed funds	(60,000)	(75,102)
Proceeds from long-term borrowed funds	150,000	—
Repayment of long-term borrowed funds	(1,329)	(1,645)
Cash collateral/settlements received from (provided to) derivative counterparties	29,114	17,927
Purchase of treasury shares	(321)	—
Acquisition of treasury shares through net settlement	(1,043)	(2,945)
Dividends paid to common shareholders	(14,719)	(14,075)
Net cash provided by (used in) financing activities	69,581	(75,111)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80,317)	1,887
CASH AND CASH EQUIVALENTS—Beginning of period	488,326	498,033
CASH AND CASH EQUIVALENTS—End of period	$408,009	$499,920
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$19,571	$28,011
Cash paid for interest on borrowed funds	4,066	4,334
Cash paid for interest on interest rate swaps	10,946	11,621
Cash paid for income taxes	286	27
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	73	41
Transfer of loans from held for investment to held for sale	74,509	277,056
Treasury stock issued for stock benefit plans	1,906	5,895
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of December 31, 2021, approximately 81% of the Company’s outstanding shares were owned by the federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at December 31, 2021, and its consolidated results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
In accordance with SEC Regulation S-X for interim financial information, these financial statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 contains audited consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022 or for any other period.
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
Per ASC 606, Revenue from Contracts with Customers, an entity is required to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Three of the Company's revenue streams within scope of Topic 606 are the sales of REO, interchange income and deposit account and other transaction-based service fee income. Those streams are not material to the Company's consolidated financial statements and therefore quantitative information regarding these streams is not disclosed.

2.EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At December 31,

2021 and 2020, respectively, the ESOP held 3,466,716 and 3,900,056 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended December 31,
	2021			2020
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$16,140			$25,002
Less: income allocated to restricted stock units	369			409
Basic earnings per share:
Income available to common shareholders	$15,771	277,225,121	$0.06	$24,593	276,216,596	$0.09
Diluted earnings per share:
Effect of dilutive potential common shares		1,678,252			1,811,476
Income available to common shareholders	$15,771	278,903,373	$0.06	$24,593	278,028,072	$0.09

    The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended December 31,
	2021	2020
Options to purchase shares	133,800	573,500
Restricted and performance stock units	—	471,810

3.INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below. Accrued interest in the periods presented is $859 and $852 as of December 31, 2021 and September 30, 2021, respectively, and is reported in accrued interest receivable on the unaudited CONSOLIDATED STATEMENTS OF CONDITION.

	December 31, 2021
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$417,237	$1,288	$(4,106)	$414,419
Fannie Mae certificates	5,272	109	(6)	5,375
U.S. government and agency obligations	4,068	—	(20)	4,048
Total	$426,577	$1,397	$(4,132)	$423,842

	September 30, 2021
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$415,149	$2,420	$(1,328)	$416,241
Fannie Mae certificates	5,393	149	—	5,542
Total	$420,542	$2,569	$(1,328)	$421,783

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at December 31, 2021 and September 30, 2021, were as follows:

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$288,973	$3,764	$12,449	$342	$301,422	$4,106
Fannie Mae certificates	4,028	6	—	—	4,028	6
U.S. government and agency obligations	4,047	20	—	—	4,047	20
Total	$297,048	$3,790	$12,449	$342	$309,497	$4,132

	September 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$201,279	$1,290	$6,261	$38	$207,540	$1,328
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

Since the decline in value is attributable to changes in market interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities for the time periods necessary to recover the amortized cost, the Company expects to receive all contractual cash flows from these investments. Therefore, no allowance for credit losses is recorded with respect to securities as of December 31, 2021.

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	December 31, 2021	September 30, 2021
Real estate loans:
Residential Core	$10,287,735	$10,215,275
Residential Home Today	60,885	63,823
Home equity loans and lines of credit	2,277,761	2,214,252
Construction	90,696	80,537
Real estate loans	12,717,077	12,573,887
Other loans	2,705	2,778
Add (deduct):
Deferred loan expenses, net	45,954	44,859
Loans in process	(57,120)	(48,200)
Allowance for credit losses on loans	(63,576)	(64,289)
Loans held for investment, net	$12,645,040	$12,509,035
Loans are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses. Accrued interest is $29,461 and $30,255 as of December 31, 2021 and September 30, 2021, respectively, and is reported in accrued interest receivable on the unaudited CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. As of December 31, 2021 and September 30, 2021, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio was 56% and 55%, respectively, and the percentage held in Florida was 18%, for both periods. As of December 31, 2021 and September 30, 2021, home equity loans and lines of credit were concentrated in the states of Ohio (28% and 29% respectively), Florida (20% as of both dates), and California (15% as of both dates).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. While the Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio, it could be affected by the duration and depth of impacts from COVID-19. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $4,541,152 and $4,646,760 at December 31, 2021 and September 30, 2021, respectively.
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers and most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after September 30, 2016. Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At December 31, 2021 and September 30, 2021, approximately 10% and 11%, respectively, of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co.(PMIC), which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 77.5%. Appropriate adjustments have been made to the Company’s affected charge-offs. The amount of loans in the Company's owned residential portfolio covered by mortgage insurance provided by PMIC as of December 31, 2021 and September 30, 2021, respectively, was $13,426 and $14,697, of which $12,771 and $13,818 was current. The amount of loans in the Company's owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation (MGIC) as of December 31, 2021 and September 30, 2021, respectively, was $7,749 and $8,192, of which $7,568 and $8,010 was current.

As of December 31, 2021, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claim payments in accordance with its contractual obligations. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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
Loans held for sale include loans originated within the parameters of programs established by Fannie Mae, for sale to Fannie Mae, and loans originated for the held for investment portfolio that are later identified for sale. During the three months ended December 31, 2021 and December 31, 2020, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At December 31, 2021 and September 30, 2021, respectively, mortgage loans held for sale totaled $38,064 and $8,848. During the three months ended December 31, 2021 the principal balance of loans sold was $102,006 (including $32,968 in contracts pending settlement) compared to $293,497 (including $107,978 in contracts pending settlement) during three months ended December 31, 2020.
COVID-19
The Company has elected to apply the temporary suspension of TDR requirements provided by regulatory guidance and the CARES Act for eligible loan modifications due to COVID-19. As of December 31, 2021, the bulk of active forbearance plan payment deferrals are currently scheduled to end by March 31, 2022.
The following table sets forth the amortized cost by status of active COVID-19 forbearance plans as of the dates presented.

	December 31, 2021	September 30, 2021
Active COVID-19 forbearance plans:
Not classified as TDR	$9,464	$16,813
Classified as TDR	2,506	4,971
Total	$11,970	$21,784

COVID-19 forbearance plans have primarily been resolved at termination of the plans, through payments in full or capitalization of the deferred amounts, often with extension of the maturity dates, and have not required TDR classification.
The following tables sets forth the amortized cost by status of active COVID-19 forbearance plans and subsequent loan modifications as of the dates presented.

	December 31, 2021	September 30, 2021
Active COVID-19 forbearance plans and subsequent loan modifications:
Not classified as TDR	$117,225	$126,494
Classified as TDR	8,618	11,072
Total	$125,843	$137,566

Real estate loans in COVID-19 forbearance plans and those that are subsequently placed in non-TDR short-term repayment plans are reported as current and accruing when they are current in accordance with their revised contractual terms and were less than 30 days past due as of the implementation date of the relief program, March 13, 2020, or not more than 30 days past due as of December 31, 2019 per regulatory guidance. Otherwise, the delinquency and resulting accrual status of these loans are determined by the lowest number of days the loan was past due on either the two aforementioned measurement dates (March 13, 2020 or December 31, 2019) or, considering the loan's revised contractual terms, the current reporting date.
DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at December 31, 2021 and September 30, 2021 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2021
Real estate loans:
Residential Core	$2,354	$1,653	$12,010	$16,017	$10,290,481	$10,306,498
Residential Home Today	1,202	664	2,351	4,217	56,238	60,455
Home equity loans and lines of credit	1,284	583	2,920	4,787	2,301,419	2,306,206
Construction	—	—	—	—	32,752	32,752
Total real estate loans	4,840	2,900	17,281	25,021	12,680,890	12,705,911
Other loans	—	—	—	—	2,705	2,705
Total	$4,840	$2,900	$17,281	$25,021	$12,683,595	$12,708,616

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2021
Real estate loans:
Residential Core	$3,642	$2,263	$9,370	$15,275	$10,218,347	$10,233,622
Residential Home Today	948	961	2,068	3,977	59,432	63,409
Home equity loans and lines of credit	938	300	4,231	5,469	2,236,449	2,241,918
Construction	—	—	—	—	31,597	31,597
Total real estate loans	5,528	3,524	15,669	24,721	12,545,825	12,570,546
Other loans	—	—	—	—	2,778	2,778
Total	$5,528	$3,524	$15,669	$24,721	$12,548,603	$12,573,324

At December 31, 2021, reported delinquencies above include $89, $24 and $3 of active COVID-19 forbearance plans and subsequent short-term repayment plans in 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. At September 30, 2021, reported delinquencies above include $128, $0 and $225 of active COVID-19 forbearance plans and subsequent short-term repayment plans in 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. The remaining balance of active COVID-19 forbearance and subsequent short-term repayment plans are reported as current. As forbearance plans expire, those borrowers that do not enter subsequent workout plans or repay the deferred amounts in full are reported as 90 days or more past due.
At December 31, 2021 and September 30, 2021, real estate loans include $2,096 and $2,296, respectively, of loans that were in the process of foreclosure. Pursuant to the CARES Act and extensions by the Federal Housing Administration, most foreclosure proceedings were deferred until January 1st, 2022. It is expected that future foreclosure volume will increase after that date.
Loans are placed in non-accrual status when they are contractually 90 days or more past due. The number of days past due is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment. Loans with a partial charge-off are placed in non-accrual and will remain in non-accrual status until, at a minimum, the loss is recovered. Loans restructured in TDRs that were in non-accrual status prior to the restructurings and loans with forbearance plans that were subsequently modified in TDRs are reported in non-accrual status for a minimum of six months after restructuring. Loans restructured in TDRs with a high debt-to-income ratio at the time of modification are placed in non-accrual status for a minimum of 12 months. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status.
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative or individual valuation allowance, primarily because they have already been collaterally reviewed and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. Balances are adjusted for deferred loan fees and expenses. There are no loans 90 or more days past due and still accruing at December 31, 2021 or September 30, 2021.

	December 31, 2021		September 30, 2021
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$23,940	$26,348	$23,748	$24,892
Residential Home Today	7,512	8,049	7,730	8,043
Home equity loans and lines of credit	8,673	9,010	9,992	11,110
Total non-accrual loans	$40,125	$43,407	$41,470	$44,045
At December 31, 2021 and September 30, 2021, respectively, the amortized cost in non-accrual loans includes $26,135 and $28,385 which are performing according to the terms of their agreement, of which $15,464 and $16,495 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
Interest on loans in accrual status is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $186 and $220 for the three months ended December 31, 2021 and December 31, 2020, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a TDR that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.

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
•For home equity loans and lines of credit, and residential loans restructured in TDR, payments are greater than 90 days delinquent;
•For all classes of loans in a TDR COVID-19 forbearance plan, original contractual payments are greater than 150 days delinquent;
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
•For all classes of loans in a COVID-19 repayment plan, modified contractual payments are greater than 90 days delinquent; and
•For all classes of loans, it becomes evident that a loss is probable.
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
At December 31, 2021 and September 30, 2021, respectively, allowances on individually reviewed TDRs (IVAs),, evaluated for credit losses based on the present value of cash flows, were $11,530 and $12,073. All other individually evaluated loans received a charge-off, if applicable.
The allowance for credit losses represents the estimate of lifetime loss in our loan portfolio and unfunded loan commitments. An allowance is established using relevant available information, relating to past events, current conditions and supportable forecasts. The Company utilizes loan level regression models with forecasted economic data to derive the probability of default and loss given default factors. These factors are used to calculate the loan level credit loss over a 24-

month period with an immediate reversion to historical mean loss rates for the remaining life of the loans.

Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors are recognized when forecasted economic data used in the model differs from management's view or contains significant unobservable changes within a short period, particularly when those changes are directionally positive. Identifiable model limitations may also lead to qualitative adjustments. For the three months ended December 31, 2021, a qualitative adjustment was made to the allowance for credit losses to align forecasted model results with management's view of the future. A qualitative adjustment was also made to reflect the expected recovery of loan amounts previously charged off, beyond what the model is able to project. This adjustment resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. The net qualitative adjustment at December 31, 2021 was a net reduction of $4,176. Adjustments are evaluated quarterly based on current facts and circumstances.

Activity in the allowance for credit losses by portfolio segment is summarized as follows. See Note 11. LOAN COMMITMENTS AND CONTINGENT LIABILITIES for further details on the allowance for unfunded commitments.

	For the Three Months Ended December 31, 2021
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$44,523	$(506)	$(26)	$481	$44,472
Residential Home Today	15	(685)	(12)	588	(94)
Home equity loans and lines of credit	19,454	(1,529)	(237)	1,164	18,852
Construction	297	49	—	—	346
Total real estate loans	$64,289	$(2,671)	$(275)	$2,233	$63,576
Total Unfunded Loan Commitments (1)	$24,970	$671	$—	$—	$25,641
Total Allowance for Credit Losses	$89,259	$(2,000)	$(275)	$2,233	$89,217
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
(1) Total allowance for unfunded loan commitments is recorded in other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION (unaudited) and primarily relates to undrawn home equity lines of credit

CLASSIFIED LOANS
The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade as of the dates presented. Revolving loans reported at amortized cost include home equity lines of credit currently in their draw period. Revolving loans converted to term are home equity lines of credit that are in repayment. Home equity loans and bridge loans are segregated by origination year. Loans, or the portions of loans, classified as loss are fully charged off in the period in which they are determined to be uncollectible; therefore they are not included in the following table. No Home Today loans are classified Special Mention. No construction loans are classified Substandard. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2022	2021	2020	2019	2018	Prior	Cost Basis	To Term	Total
December 31, 2021
Real estate loans:
Residential Core
Pass	$829,093	$2,458,027	$1,693,823	$726,388	$787,082	$3,746,654	$—	$—	$10,241,067
Special Mention	—	5,952	—	110	471	873	—	—	7,406
Substandard	—	856	3,301	4,676	5,159	44,033	—	—	58,025
Total Residential Core	829,093	2,464,835	1,697,124	731,174	792,712	3,791,560	—	—	10,306,498
Residential Home Today (1)
Pass	—	—	—	—	—	50,397	—	—	50,397
Substandard	—	—	—	—	—	10,058	—	—	10,058
Total Residential Home Today	—	—	—	—	—	60,455	—	—	60,455
Home equity loans and lines of credit
Pass	16,898	38,530	12,605	10,884	10,314	$14,736	2,068,358	117,074	2,289,399
Special Mention	—	—	—	34	—	9	493	478	1,014
Substandard	—	31	1	152	55	400	4,658	10,496	15,793
Total Home equity loans and lines of credit	16,898	38,561	12,606	11,070	10,369	15,145	2,073,509	128,048	2,306,206
Construction
Pass	2,133	29,767	479	—	—	—	—	—	32,379
Special Mention	—	373	—	—	—	—	—	—	373
Total Construction	2,133	30,140	479	—	—	—	—	—	32,752
Total real estate loans
Pass	848,124	2,526,324	1,706,907	737,272	797,396	3,811,787	2,068,358	117,074	12,613,242
Special Mention	—	6,325	—	144	471	882	493	478	8,793
Substandard	—	$887	$3,302	$4,828	$5,214	$54,491	$4,658	$10,496	$83,876
Total real estate loans	$848,124	$2,533,536	$1,710,209	$742,244	$803,081	$3,867,160	$2,073,509	$128,048	$12,705,911
(1) No new originations of Home Today loans since fiscal 2016.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2021	2020	2019	2018	2017	Prior	Cost Basis	To Term	Total
September 30, 2021
Real estate loans:
Residential Core
Pass	$2,637,782	$1,807,652	$784,462	$860,150	$1,016,853	$3,042,398	$—	$—	$10,149,297
Special Mention	22,711	703	110	709	300	759	—	—	25,292
Substandard	—	4,029	4,470	4,860	4,813	40,861	—	—	59,033
Total Residential Core	2,660,493	1,812,384	789,042	865,719	1,021,966	3,084,018	—	—	10,233,622
Residential Home Today (1)
Pass	—	—	—	—	—	53,076	—	—	53,076
Substandard	—	—	—	—	—	10,333	—	—	10,333
Total Residential Home Today	—	—	—	—	—	63,409	—	—	63,409
Home equity loans and lines of credit
Pass	48,427	14,488	12,325	11,891	10,423	$6,478	1,990,195	129,336	2,223,563
Special Mention	—	—	13	—	—	10	1,182	292	1,497
Substandard	—	—	148	57	304	33	4,746	11,570	16,858
Total Home equity loans and lines of credit	48,427	14,488	12,486	11,948	10,727	6,521	1,996,123	141,198	2,241,918
Construction
Pass	26,587	3,890	—	—	—	—	—	—	30,477
Special Mention	1,120	—	—	—	—	—	—	—	1,120
Total Construction	27,707	3,890	—	—	—	—	—	—	31,597
Total real estate loans
Pass	2,712,796	1,826,030	796,787	872,041	1,027,276	3,101,952	1,990,195	129,336	12,456,413
Special Mention	23,831	703	123	709	300	769	1,182	292	27,909
Substandard	—	$4,029	$4,618	$4,917	$5,117	$51,227	$4,746	$11,570	$86,224
Total real estate loans	$2,736,627	$1,830,762	$801,528	$877,667	$1,032,693	$3,153,948	$1,996,123	$141,198	$12,570,546
(1) No new originations of Home Today loans since fiscal 2016.
The home equity lines of credit converted from revolving to term loans during the three months ended December 31, 2021 and December 31, 2020, respectively, totaled $40 and $8,068. The amount of conversions to term loans is expected to remain low for several years since the length of the draw period on new originations changed from five to ten years in 2016.
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
At December 31, 2021 and September 30, 2021, respectively, $81,185 and $83,708 of TDRs individually evaluated for credit loss have adequately performed under the terms of the restructuring and are classified as Pass loans. At December 31, 2021 and September 30, 2021, respectively, $5,953 and $24,042 of loans classified Special Mention are residential mortgage loans and home equity lines of credit identified, after origination, as being underwritten with altered income documentation, that have not yet demonstrated repayment performance over a minimum period. At December 31, 2021 and September 30, 2021, respectively, $1,454 and $1,878 of loans classified Special Mention are residential mortgage loans purchased which were current and performing at the time of purchase. These loans are designated Special Mention due to the absence of mortgage insurance coverage and potentially weaker repayment prospects when compared with the Company's originated residential Core portfolio.
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At December 31, 2021 and September 30, 2021, no other loans were graded as non-performing.
TROUBLED DEBT RESTRUCTURINGS
Initial concessions granted for loans restructured as TDRs may include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also may occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company. The amortized cost in TDRs by category as of December 31, 2021 and September 30, 2021 is shown in the tables below.

December 31, 2021	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$32,200	$19,326	$11,994	$63,520
Residential Home Today	12,237	12,633	2,458	27,328
Home equity loans and lines of credit	25,723	2,999	1,531	30,253
Total	$70,160	$34,958	$15,983	$121,101

September 30, 2021	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$33,394	$20,499	$12,962	$66,855
Residential Home Today	12,640	13,409	2,556	28,605
Home equity loans and lines of credit	26,550	3,424	1,675	31,649
Total	$72,584	$37,332	$17,193	$127,109
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
For all TDRs restructured during the three months ended December 31, 2021 and December 31, 2020 (set forth in the tables below), the pre-restructured outstanding amortized cost was not materially different from the post-restructured outstanding amortized cost.
The following tables set forth the amortized cost in TDRs restructured during the periods presented.

	For the Three Months Ended December 31, 2021
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$904	$181	$394	$1,479
Residential Home Today	133	219	11	363
Home equity loans and lines of credit	22	32	45	99
Total	$1,059	$432	$450	$1,941

	For the Three Months Ended December 31, 2020
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$2,100	$521	$234	$2,855
Residential Home Today	30	498	94	622
Home equity loans and lines of credit	145	266	50	461
Total	$2,275	$1,285	$378	$3,938

The tables below summarize information about TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the periods presented.

	For the Three Months Ended December 31,
	2021		2020
TDRs That Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Residential Core	5	$810	3	$353
Residential Home Today	10	310	5	203
Home equity loans and lines of credit	1	149	3	122
Total	16	$1,269	11	$678

5.DEPOSITS
Deposit account balances are summarized as follows:

	December 31, 2021	September 30, 2021
Checking accounts	$1,181,753	$1,132,910
Savings accounts, excluding money market accounts	1,295,769	1,263,309
Money market accounts	560,561	563,931
Certificates of deposit	5,893,664	6,031,603
	8,931,747	8,991,753
Accrued interest	1,532	1,852
Total deposits	$8,933,279	$8,993,605
Brokered certificates of deposit (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $496,893 at December 31, 2021 and $491,994 at September 30, 2021. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at December 31, 2021 and September 30, 2021, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
Federal Home Loan Bank borrowings at December 31, 2021 are summarized in the table below.

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$2,390,514	0.23%
13 to 24 months	175,000	1.61%
25 to 36 months	400,000	1.50%
37 to 48 months	100,000	1.37%
49 to 60 months	100,994	0.92%
Over 60 months	12,545	1.59%
Total FHLB Advances	3,179,053	0.53%
Accrued interest	1,561
Total	$3,180,614
All borrowings have fixed rates during their term ranging up to 240 months. Interest is payable monthly for long-term advances and at maturity for FHLB swap based three-month and overnight advances. For the three month periods ended December 31, 2021 and December 31, 2020 net interest expense related to Federal Home Loan Bank short-term borrowings was $12,202 and $13,124, respectively.
Through the use of interest rate swaps discussed in Note 13. DERIVATIVE INSTRUMENTS, $2,350,000 of FHLB advances included in the table above as maturing in 12 months or less, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

	Amount	Swap Adjusted Weighted Average Rate
Effective maturity:
12 months or less	$875,000	1.94%
13 to 24 months	75,000	2.32%
25 to 36 months	350,000	1.43%
37 to 48 months	550,000	1.84%
49 to 60 months	325,000	1.91%
Over 60 months	175,000	2.55%
Total FHLB Advances under swap contracts	$2,350,000	1.89%

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	December 31, 2021				December 31, 2020
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$961	$(58,210)	$(10,552)	$(67,801)	$4,694	$(114,306)	$(22,353)	$(131,965)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $2,730 and $526	(3,083)	12,270	—	9,187	(1,373)	2,445	—	1,072
Amounts reclassified, net of tax expense (benefit) of $2,450 and $2,493	—	8,379	96	8,475	—	8,854	466	9,320
Other comprehensive income (loss)	(3,083)	20,649	96	17,662	(1,373)	11,299	466	10,392
Balance at end of period	$(2,122)	$(37,561)	$(10,456)	$(50,139)	$3,321	$(103,007)	$(21,887)	$(121,573)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended December 31,		Line Item in the Consolidated Statements of Income
	2021	2020
Cash flow hedges:
Interest expense	$10,801	$11,208	Interest expense
Net income tax effect	(2,422)	(2,354)	Income tax expense
Net of income tax expense	8,379	8,854

Amortization of defined benefit plan:
Actuarial loss	124	605	(a)
Net income tax effect	(28)	(139)	Income tax expense
Net of income tax expense	96	466

Total reclassifications for the period	$8,475	$9,320

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
The Company’s combined federal and state effective income tax rate was 20.6% and 18.0% for the three months ended December 31, 2021 and December 31, 2020, respectively. The increase in the effective tax rate is primarily due to a decrease in excess tax benefits associated with equity compensation during the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three months ended December 31, 2021 and December 31, 2020.

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
The components of net periodic cost recognized in other non-interest expense in the UNAUDITED CONSOLIDATED STATEMENTS OF INCOME are as follows:

	Three Months Ended
	December 31,
	2021	2020
Interest cost	$611	$609
Expected return on plan assets	(1,301)	(1,176)
Amortization of net loss	124	605
Net periodic (benefit) cost	$(566)	$38
There were no required minimum employer contributions during the three months ended December 31, 2021. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2022.

10.    EQUITY INCENTIVE PLAN
In December 2021, 126,200 restricted stock units were granted to certain directors, officers and managers of the Company and 53,100 performance share units were granted to certain officers of the Company. During the three months ended December 31, 2021, there were 6,477 performance shares earned and added to those granted in December 2019, according to the targeted performance formula. The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.

The following table presents share-based compensation expense recognized during the periods presented.

	Three Months Ended December 31,
	2021	2020
Stock option expense	$—	$68
Restricted stock units expense	898	1,230
Performance share units expense	128	268
Total stock-based compensation expense	$1,026	$1,566
At December 31, 2021, 2,431,275 shares were subject to vested options, with a weighted average exercise price of $15.05 per share and a weighted average grant date fair value of $2.54 per share. At December 31, 2021, 541,278 restricted stock units and 169,954 performance share units with a weighted average grant date fair value of $17.76 and $18.46 per unit, respectively, are unvested. Expected future compensation expense relating to the 1,314,076 restricted stock units and 177,604 performance share units outstanding as of December 31, 2021 is $6,360 over a weighted average period of 2.3 years and $1,593 over a weighted average period of 2.4 years, respectively. Each unit is equivalent to one share of common stock.

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
At December 31, 2021, the Company had commitments to originate loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$397,211	$1,601
Adjustable-rate mortgage loans	152,802	666
Home equity loans and lines of credit	329,351	3,389
Total	$879,364	$5,656
At December 31, 2021, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$3,395,996	$19,331
Construction loans	58,620	654
Total	$3,454,616	$19,985
At December 31, 2021, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $3,423,299.
At December 31, 2021 and September 30, 2021, the Company had $32,968 and $0, respectively, in commitments to securitize and sell mortgage loans.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At December 31, 2021 and September 30, 2021, respectively, there were $32,968 and $0 of loans held for sale, all of which were current, with unpaid principal balances of $32,491 and $0, subject to pending agency contracts for which the fair value option was elected. Included in the net loss on the sale of loans is $22 for the three months ending December 31, 2021, and in net gain is $6,647 for the three months ending December 31, 2020, related to the changes during the period in fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2021 and September 30, 2021, respectively, this includes $423,842 and $421,783 of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At December 31, 2021 and September 30, 2021, there were $32,968 and $0, respectively, of loans held for sale measured at fair value and $5,096 and $8,848, respectively, of loans held for sale carried at cost. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Loans held for investment that have been restructured in TDRs, are performing according to the restructured terms of the loan agreement and not evaluated based on collateral are individually evaluated for credit loss using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At December 31, 2021 and September 30, 2021, respectively, this included $81,833 and $84,594 in amortized cost of TDRs with related allowances for loss of $11,530 and $12,073.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at December 31, 2021 and September 30, 2021 were $131 and $289, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2021 and September 30, 2021, these adjustments were not significant to reported fair values. At December 31, 2021 and September 30, 2021, respectively, $150 and $66 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis, where the cost basis equals or exceeds the estimated fair values less costs to dispose of $19 and $9, respectively. There were no properties carried at their original or adjusted cost basis at December 31, 2021 and $231 as of September 30, 2021.
Derivatives—Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio, forward commitments on contracts to deliver mortgage loans and interest rate swaps designated as cash flow hedges. Derivatives not designated as cash flow hedges are reported at fair value in Other assets or Other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION with changes in value recorded in current earnings. Derivatives qualifying as cash flow hedges are settled daily, bringing the fair value to $0. Refer to Note 13. DERIVATIVE INSTRUMENTS for additional information on cash flow hedges and other derivative instruments. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. The range and weighted average impact of the closure rate is included in quantitative information about significant unobservable inputs later in this note. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Forward commitments on contracts to deliver mortgage loans are included in Level 2 of the hierarchy.

Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at December 31, 2021 and September 30, 2021 are summarized below. There were no liabilities carried at fair value on a recurring basis at September 30, 2021.

		Recurring Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$414,419	$—	$414,419	$—
Fannie Mae certificates	5,375	—	5,375	—
U.S. government and agency obligations	4,048	—	4,048	—
Mortgage loans held for sale	32,968	—	32,968	—
Derivatives:
Interest rate lock commitments	247	—	—	247
Total	$457,057	$—	$456,810	$247

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$22	$—	$22	$—
Total	$22	$—	$22	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMIC's	$416,241	$—	$416,241	$—
Fannie Mae certificates	5,542	—	5,542	—
Derivatives:
Interest rate lock commitments	525	—	—	525
Total	$422,308	$—	$421,783	$525
The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended December 31,
	2021	2020
Beginning balance	$525	$1,194
(Loss)/Gain during the period due to changes in fair value:
Included in other non-interest income	(278)	37
Ending balance	$247	$1,231
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$247	$1,231

Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$81,022	$—	$—	$81,022
Real estate owned(1)	$150	$—	$—	$150
Total	$81,172	$—	$—	$81,172

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$83,854	$—	$—	$83,854
Real estate owned(1)	66	—	—	66
Total	$83,920	$—	$—	$83,920
(1)Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments include both mortgage origination applications and preapprovals. Preapprovals generally have a much lower closure rate than origination applications which is reflected in the aggregate weighted average closure rates shown below.

	Fair Value
	December 31, 2021	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$81,022	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	34%	4.1%

Interest rate lock commitments	$247	Quoted Secondary Market pricing	Closure rate	0	-	100%	66.4%

	Fair Value
	September 30, 2021	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$83,854	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	34%	4.0%

Interest rate lock commitments	$525	Quoted Secondary Market pricing	Closure rate	0	-	100%	66.1%
The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	December 31, 2021
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$23,885	$23,885	$23,885	$—	$—
Interest earning cash equivalents	384,124	384,124	384,124	—	—
Investment securities available for sale	423,842	423,842	—	423,842	—
Mortgage loans held for sale	38,064	38,074	—	38,074	—
Loans, net:
Mortgage loans held for investment	12,642,335	12,814,836	—	—	12,814,836
Other loans	2,705	2,705	—	—	2,705
Federal Home Loan Bank stock	162,783	162,783	N/A	—	—
Accrued interest receivable	30,320	30,320	—	30,320	—
Cash collateral received from or held by counterparty	21,815	21,815	21,815	—	—
Derivatives	247	247	—	—	247
Liabilities:
Checking and passbook accounts	$3,038,083	$3,038,083	$—	$3,038,083	$—
Certificates of deposit	5,895,196	5,980,768	—	5,980,768	—
Borrowed funds	3,180,614	3,197,989	—	3,197,989	—
Borrowers’ advances for insurance and taxes	143,338	143,338	—	143,338	—
Principal, interest and escrow owed on loans serviced	35,655	35,655	—	35,655	—
Derivatives	22	22	—	22	—

	September 30, 2021
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$27,346	$27,346	$27,346	$—	$—
Interest earning cash equivalents	460,980	460,980	460,980	—	—
Investment securities available for sale	421,783	421,783	—	421,783	—
Mortgage loans held for sale	8,848	8,982	—	8,982	—
Loans, net:
Mortgage loans held for investment	12,506,257	12,777,375	—	—	12,777,375
Other loans	2,778	2,778	—	—	2,778
Federal Home Loan Bank stock	162,783	162,783	N/A	—	—
Accrued interest receivable	31,107	31,107	—	31,107	—
Cash collateral received from or held by counterparty	24,236	24,236	24,236	—	—
Derivatives	525	525	—	—	525
Liabilities:
Checking and passbook accounts	$2,960,150	$2,960,150	$—	$2,960,150	$—
Certificates of deposit	6,033,455	6,118,018	—	6,118,018	—
Borrowed funds	3,091,815	3,106,277	—	3,106,277	—
Borrowers’ advances for insurance and taxes	109,633	109,633	—	109,633	—
Principal, interest and escrow owed on loans serviced	41,476	41,476	—	41,476	—

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
Loans— For mortgage loans held for investment, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. The use of current rates to discount cash flows reflects current market expectations with respect to credit exposure. For other loans, the fair value is the principal outstanding at the reporting date. Collateral-dependent loans are measured at the lower of cost or fair value as described earlier in this footnote.
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

13.    DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At December 31, 2021 and September 30, 2021, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 2.4 years and 2.5 years and weighted average fixed-rate interest payments of 1.89% and 1.88%, respectively.
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at December 31, 2021.
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

	December 31, 2021		September 30, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$275,000	$—	$250,000	$—
Other Liabilities	2,075,000	—	2,200,000	—
Total cash flow hedges: Interest rate swaps	$2,350,000	$—	$2,450,000	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$16,919	$247	$24,826	$525
Forward Commitments for the sale of mortgage loans
Other Liabilities	32,491	(22)	—	—
Total derivatives not designated as hedging instruments	$49,410	$225	$24,826	$525

The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

		Three Months Ended
	Location of Gain or (Loss)	December 31,
	Recognized in Income	2021	2020
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$15,893	$3,371
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	(10,801)	(11,208)

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$(278)	$37
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	(22)	(209)

The Company estimates that $22,203 of the amounts reported in AOCI will be reclassified as a debit to interest expense during the twelve months ending December 31, 2022.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. At December 31, 2021 and September 30, 2021, there was $21,815 and $24,236, respectively, included in other assets related to initial margin requirements held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

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

●	the inability of third-party providers to perform their obligations to us;
●	civil unrest;
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
Since being organized in 1938, we grew to become, at the time of our initial public offering of stock in 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with Having Fun.” Our values are reflected in the design and pricing of our loan and deposit products, as described below. Our values are further reflected in a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office was established and continues to be located and where the educational programs we have established and/or support are located. We intend to continue to adhere to our primary values and to support our customers and the communities in which we operate, as we pursue our mission to help people achieve the dream of home ownership and financial security while creating value for our shareholders, our customers, our communities and our associates.
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
Levels of Regulatory Capital
At December 31, 2021, the Company’s Tier 1 (leverage) capital totaled $1.80 billion, or 12.72% of net average assets and 22.97% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.55 billion, or 10.93% of net average assets and 19.73% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination. Originations outpaced loan sales and repayments resulting in an increase of residential mortgage loans held for investment; the first balance increase in this population since the start of the COVID-19 pandemic.

	For the Three Months Ended December 31, 2021		For the Three Months Ended December 31, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$211,892	24.2%	$368,034	32.8%
Fixed-rate production:
Terms less than or equal to 10 years	124,766	14.2	203,121	18.1
Terms greater than 10 years	540,430	61.6	550,697	49.1
Total fixed-rate production	665,196	75.8	753,818	67.2
Total First Mortgage Loan Originations	$877,088	100.0%	$1,121,852	100.0%

	December 31, 2021		September 30, 2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of Residential Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$4,541,152	43.9%	$4,646,760	45.2%
Fixed-rate:
Terms less than or equal to 10 years	1,304,751	12.6	1,309,407	12.7
Terms greater than 10 years	4,502,717	43.5	4,322,931	42.1
Total fixed-rate	5,807,468	56.1	5,632,338	54.8
Total Residential Mortgage Loans Held For Investment	$10,348,620	100.0%	$10,279,098	100.0%
The following table sets forth the balances as of December 31, 2021 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2022	$169,908
2023	316,426
2024	427,953
2025	762,743
2026	1,827,194
2027	1,036,928
Total	$4,541,152
At December 31, 2021 and September 30, 2021, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $38.1 million and $8.8 million, respectively.

Loan Portfolio Yield
    The following tables set forth the balance and interest yield as of December 31, 2021 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	December 31, 2021
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,304,751	10.3%	2.69%
Terms greater than 10 years	4,502,717	35.4%	3.51%
Total Fixed-Rate loans	5,807,468	45.7%	3.32%

ARMs	4,541,152	35.7%	2.70%
Home Equity Loans and Lines of Credit	2,277,761	17.9%	2.50%
Construction and Other Loans	93,401	0.7%	3.10%
Total Loans Receivable	$12,719,782	100.0%	2.95%

	December 31, 2021
	Balance	Fixed Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$5,738,255	$4,193,414	45.1%	3.26%
Florida	1,894,052	833,970	14.9%	2.96%
Other	2,716,313	780,084	21.4%	2.67%
Total Residential Mortgage Loans	10,348,620	5,807,468	81.4%	3.05%
Home Equity Loans and Lines of Credit
Ohio	635,495	41,541	5.0%	2.57%
Florida	454,210	29,141	3.6%	2.51%
California	350,758	18,309	2.8%	2.50%
Other	837,298	17,098	6.5%	2.45%
Total Home Equity Loans and Lines of Credit	2,277,761	106,089	17.9%	2.50%
Construction and Other Loans	93,401	93,401	0.7%	3.10%
Total Loans Receivable	$12,719,782	$6,006,958	100.0%	2.95%

Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate, which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. At December 31, 2021, the principal balance of home equity lines of credit totaled $2.05 billion. Our home equity lending is discussed in the Allowance for Credit Losses section of the Lending Activities.
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
During the three months ended December 31, 2021, the balance of deposits decreased $60.3 million, which included a $4.9 million increase in the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization). Additionally, during the three months ended December 31, 2021, we increased total FHLB of Cincinnati advances $88.8 million, by adding $150 million of new two-to-four year advances and $40 million in overnight borrowings, partially offset by a $100.0 million decrease in 90 day advances and their related swap contracts which matured and were paid off. The balance of our advances from the FHLB of Cincinnati at December 31, 2021 consist of both overnight and term advances from the FHLB of Cincinnati; as well as shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances. Interest rate swaps are discussed later in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. The sales of first mortgage loans increased significantly during fiscal 2020 and fiscal 2021 due to an increase in the number of fixed-rate refinances. At December 31, 2021, we serviced $2.22 billion of loans for others. In deciding whether to sell loans to manage interest rate risk, we also consider the level of gains to be recognized in comparison to the impact to our net interest income. We are planning on expanding our ability to sell certain fixed rate loans to Fannie Mae in fiscal 2022 and beyond, through the use of more traditional mortgage banking activities, including risk-based pricing and loan-level pricing adjustments. This concept will be tested in markets outside of Ohio and Florida, and some additional startup and marketing costs will be incurred, but is not expected to significantly impact our financial results in fiscal 2022. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part I, Item 2. under the heading Liquidity and Capital Resources, and in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, or an extended period of a flat or inverted yield curve market persist, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. Continuous analysis and evaluation updates will be important as we monitor the potential impacts of the economic environment. At December 31, 2021, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. Per the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, the COVID-19 related forbearance plans will not generally affect the delinquency status of the loan and therefore will not undergo a specific review unless extended greater than 12 months. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy are classified as TDRs. At December 31, 2021, $13.6 million of loans in Chapter 7 bankruptcy status with no other modification to terms were included in total TDRs. At December 31, 2021, the amortized cost in non-accrual status loans included $15.5 million of performing loans in Chapter 7 bankruptcy status, of which $15.0 million were also reported as TDRs.
In an effort to limit our credit risk exposure and improve the credit performance of new customers, since 2009, we continually evaluate our credit eligibility criteria and revise the design of our loan products, such as limiting the products available for condominiums and eliminating certain product features (such as interest-only). We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current fiscal year, the average credit score was 777, and the average LTV was 61%. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflects the higher credit standards to which we have subjected all new originations. As of December 31, 2021, loans originated prior to 2009 had a balance of $413.5 million, of which $12.1 million, or 2.9%, were delinquent, while loans originated in 2009 and after had a balance of $12.33 billion, of which $14.1 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At December 31, 2021, approximately 55.5% and 18.3% of the combined total of our Residential Core and construction loans held for investment and approximately 27.9% and 19.9% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loans originated in the three months ended December 31, 2021, 21.0% are secured by properties in states other than Ohio or Florida.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continue to comprise a significant portion of our gross charge-offs. At December 31, 2021, we had an amortized cost of $2.31 billion in home equity loans and lines of credit outstanding, of which $2.9 million, or 0.1% were delinquent 90 days or more.
Our residential Home Today loans are another area of credit risk concern. Through the Home Today program, the Company provided the majority of loans to borrowers who would not otherwise qualify for the Company’s loan products, generally because of low credit scores. Because the Company applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the Residential Core portfolio. Although we no longer originate loans under this program and the principal balance in these loans had declined to $60.9 million at December 31, 2021, and constituted only 0.5% of our total “held for investment” loan portfolio balance, they comprised 13.6% and 16.9% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At December 31, 2021, approximately 95.6% and 4.2% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At December 31, 2021, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 7.0% and 5.5%, respectively. We attempted to manage our Home Today credit risk by requiring private mortgage insurance for some loans. At December 31, 2021, 10.2% of Home Today loans included private mortgage insurance coverage. From a peak amortized cost of $306.6 million at December 31, 2007, the total amortized cost of the Home Today portfolio has declined to $60.5 million at December 31, 2021. Since the vast majority of Home Today loans were originated prior to March 2009 and we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. Our allowance for credit losses for the Home Today portfolio, which includes a lifetime view of expected losses, is reduced by expected future recoveries of loan amounts previously charged off. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, we have offered Fannie Mae eligible, Home Ready loans since fiscal 2016. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae. The Company does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, an LTV ratio greater than 100%, or pay-option adjustable-rate mortgages.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At December 31, 2021, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.93%. The Association's Tier 1 (leverage) capital ratio at December 31, 2021 included the negative impact of a $56 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2021. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At December 31, 2021, deposits totaled $8.93 billion (including $496.9 million of brokered CDs), while borrowings totaled $3.18 billion and borrowers’ advances and servicing escrows totaled $179.0 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At December 31, 2021, these collateral pledge support arrangements provided the Association with the ability to borrow a maximum of $7.49 billion from the FHLB of Cincinnati and $224.2 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity for additional borrowings at December 31, 2021 was $4.31 billion. Third, we have the ability to purchase overnight Fed Funds up to $380 million through various arrangements with other institutions. Fourth, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At December 31, 2021, our investment securities portfolio totaled $423.8 million. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2021 and 2020, cash flows from operations provided $7.7 million and $24.2 million, respectively.
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
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.35% for the three months ended December 31, 2021 and 1.41% for the three months ended December 31, 2020. As of December 31, 2021, our average assets per full-time employee and our average deposits per full-time employee were $14.1 million and $8.9 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average of deposits (exclusive of brokered CDs) held at our branch offices ($228.0 million per branch office as of December 31, 2021) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

Critical Accounting Policies
Critical accounting policies are defined as those that involve significant judgments, estimates and uncertainties, and could potentially give rise to materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are our policies with respect to our allowance for credit losses, income taxes and pension benefits as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
Lending Activities
Allowance for Credit Losses
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
(1)individual valuation allowances (IVAs) established for any loans dependent on cash flows, such as performing TDRs;
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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At December 31, 2021, the balance of such individual valuation allowances were $11.5 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we capture this exposure as a component of our qualitative GVA evaluation as the estimated change in the present value of cash flows on restructurings expected to subsequently restructure based on historical activity.
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

	As of and For the Three Months Ended December 31,
	2021	2020
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the period)	$64,289	$46,937
Adoption of ASU 2016-13 for allowance for credit losses on loans	—	24,095
Charge-offs on real estate loans:
Residential Core
Ohio	25	59
Florida	—	1
Other	1	1
Total Residential Core	26	61
Total Residential Home Today	12	109
Home equity loans and lines of credit
Ohio	144	314
Florida	3	201
California	14	108
Other	76	61
Total Home equity loans and lines of credit	237	684
Total charge-offs	275	854
Recoveries on real estate loans:
Residential Core	481	460
Residential Home Today	588	423
Home equity loans and lines of credit	1,164	1,229
Total recoveries	2,233	2,112
Net recoveries	1,958	1,258
Release of allowance for credit losses on loans	(2,671)	(2,000)
Allowance balance for loans (end of the period)	$63,576	$70,290

Allowance balance for credit losses on unfunded commitments (beginning of the period)	$24,970	$—
Adoption of ASU 2016-13 for allowance for credit losses on unfunded commitments	—	22,052
Provision for credit losses on unfunded loan commitments	671	—
Allowance balance for unfunded loan commitments (end of the period)	25,641	22,052
Allowance balance for all credit losses (end of the period)	$89,217	$92,342
Ratios:
Net recoveries to average loans outstanding (annualized)	0.06%	0.04%
Allowance for credit losses on loans to non-accrual loans at end of the period	146.46%	138.90%
Allowance for credit losses on loans to the total amortized cost in loans at end of the period	0.50%	0.54%
Net recoveries continued, totaling $2.0 million during the three months ended December 31, 2021 compared to $1.3 million during the three months ended December 31, 2020. We reported net recoveries in each quarter for the last three years, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution.

Gross charge-offs decreased and remained at relatively low levels, during the three months ended December 31, 2021 when compared to the three months ended December 31, 2020. We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of potential losses of those loans. Subject to changes in the economic environment, we expect a moderate level of charge-offs as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended December 31, 2021, the total allowance for credit losses decreased $0.1 million, to $89.2 million from $89.3 million at September 30, 2021, as we recorded a $2.0 million release of credit losses. During the three months ended December 31, 2021, we recorded net recoveries of $2.0 million. Refer to the "Activity in the Allowance for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for more information.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. Changes during the three months ended December 31, 2021 in the allowance for credit loss balances of loans are described below. The allowance for credit losses on off-balance sheet increased by $0.7 million primarily related to an increase in equity off-balance sheet exposures. Other than the less significant construction and other loans segments, the changes related to the significant loan segments are described as follows:

•Residential Core – The amortized cost of this segment increased 0.6%, or $56.9 million, and its total allowance decreased 0.1% or $0.1 million as of December 31, 2021 as compared to September 30, 2021. Total delinquencies increased 4.9% to $16.0 million at December 31, 2021 from $15.3 million at September 30, 2021. Delinquencies greater than 90 days increased by 28.2% to $12.0 million at December 31, 2021 from $9.4 million at September 30, 2021. As forbearance plans expire, those borrowers that do not enter subsequent workout plans or repay the deferred amounts in full are reported as 90 days or more past due. Net recoveries were $0.5 million for the quarter ended December 31, 2021 and there were net recoveries of $0.4 million for the quarter ended December 31, 2020. Economic forecasts continued to show improvements this quarter as the allowance decreased.
•Residential Home Today – The amortized cost of this segment decreased 4.7%, or $3.0 million, as we are no longer originating loans under the Home Today program. The expected net recovery position for this segment was $0.1 million at December 31, 2021 compared to a no allowance position last quarter. Total delinquencies increased 6.0% to $4.2 million at December 31, 2021 from $4.0 million at September 30, 2021. Delinquencies greater than 90 days increased 13.7% to $2.4 million from $2.1 million at September 30, 2021. There were net recoveries of $0.6 million recorded during the current quarter and net recoveries of $0.3 million during the quarter ended December 31, 2020. This allowance reflects not only the declining portfolio balance, but the lower historical loss rates applied to the remaining balance and the higher expected recoveries related to the loans as they age. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans which is driving the current allowance balance for Home Today loans negative.
•Home Equity Loans and Lines of Credit – The amortized cost of this segment increased 2.9%, or $64.3 million, to $2.31 billion at December 31, 2021 from $2.24 billion at September 30, 2021. The total allowance for this segment decreased by 3.1% to $18.9 million from $19.5 million at September 30, 2021. Total delinquencies for this portfolio segment decreased 12.5% to $4.8 million at December 31, 2021 as compared to $5.5 million at September 30, 2021. Delinquencies greater than 90 days decreased 31.0% to $2.9 million at December 31, 2021 from $4.2 million at September 30, 2021. Similar to the Core segment above, as forbearance plans expire, those borrowers that do not enter subsequent workout plans or repay the deferred amounts in full are reported as 90 days or more past due. Net recoveries for this loan segment during the current quarter were slightly more at $0.9 million as compared to $0.5 million for the quarter ended December 31, 2020. Economic forecasts continued to show improvement this quarter that reduced forecasted losses, but they were low compared to recent historical charge-offs so a qualitative adjustment was made using recent gross charge-off experience.

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

	December 31, 2021
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$44,472	70.0%	80.9%
Residential Home Today	(94)	(0.2)	0.5
Home equity loans and lines of credit	18,852	29.7	17.9
Construction	346	0.5	0.7
Allowance for credit losses on loans	$63,576	100.0%	100.0%

	September 30, 2021			December 31, 2020
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$44,523	69.2%	81.2%	$46,351	65.9%	82.2%
Residential Home Today	15	—	0.6	(568)	(0.8)	0.6
Home equity loans and lines of credit	19,454	30.3	17.6	23,752	33.8	16.8
Construction	297	0.5	0.6	755	1.1	0.4
Allowance for credit losses on loans	$64,289	100.0%	100.0%	$70,290	100.0%	100.0%

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

	December 31, 2021		September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,680,033		$5,603,998		$5,865,909
Florida	1,891,467		1,838,259		1,849,997
Other	2,716,235		2,773,018		2,942,254
Total Residential Core	10,287,735	80.9%	10,215,275	81.2%	10,658,160	82.2%
Total Residential Home Today	60,885	0.5	63,823	0.6	72,129	0.6
Home equity loans and lines of credit
Ohio	635,495		630,815		638,210
Florida	454,210		438,212		428,972
California	350,758		335,240		327,376
Other	837,298		809,985		776,038
Total Home equity loans and lines of credit	2,277,761	17.9	2,214,252	17.6	2,170,596	16.8
Construction loans
Ohio	81,505		71,651		48,134
Florida	7,656		6,604		5,695
Other	1,535		2,282		—
Total Construction	90,696	0.7	80,537	0.6	53,829	0.4
Other loans	2,705	—	2,778	—	2,637	—
Total loans receivable	12,719,782	100.0%	12,576,665	100.0%	12,957,351	100.0%
Deferred loan expenses, net	45,954		44,859		42,138
Loans in process	(57,120)		(48,200)		(29,691)
Allowance for credit losses on loans	(63,576)		(64,289)		(70,290)
Total loans receivable, net	$12,645,040		$12,509,035		$12,899,508

The following table provides an analysis of our residential mortgage loans disaggregated by FICO score refreshed quarterly, year of origination and portfolio as of the periods presented. The Company treats the FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2022	2021	2020	2019	2018	Prior	Cost Basis	To Term	Total
December 31, 2021
Real estate loans:
Residential Core
<680	$5,060	$66,044	$44,970	$29,572	$28,952	$196,970	$—	$—	$371,568
680-740	156,947	348,739	217,245	105,953	106,133	454,438	—	—	1,389,455
741+	665,951	2,018,337	1,417,935	590,176	648,250	3,036,688	—	—	8,377,337
Unknown (1)	1,135	31,715	16,974	5,473	9,377	103,464	—	—	168,138
Total Residential Core	829,093	2,464,835	1,697,124	731,174	792,712	3,791,560	—	—	10,306,498
Residential Home Today (2)
<680	—	—	—	—	—	34,161	—	—	34,161
680-740	—	—	—	—	—	11,733	—	—	11,733
741+	—	—	—	—	—	11,275	—	—	11,275
Unknown (1)	—	—	—	—	—	3,286	—	—	3,286
Total Residential Home Today	—	—	—	—	—	60,455	—	—	60,455
Home equity loans and lines of credit
<680	—	841	409	425	674	1,078	64,007	22,536	89,970
680-740	3,251	4,944	1,371	1,559	1,675	2,287	324,424	28,359	367,870
741+	13,647	32,615	10,777	8,976	7,910	11,101	1,668,018	68,799	1,821,843
Unknown (1)	—	161	49	110	110	679	17,060	8,354	26,523
Total Home equity loans and lines of credit	16,898	38,561	12,606	11,070	10,369	15,145	2,073,509	128,048	2,306,206
Construction
<680	—	1,140	—	—	—	—	—	—	1,140
680-740	364	3,180	—	—	—	—	—	—	3,544
741+	1,769	25,447	479	—	—	—	—	—	27,695
Unknown (1)	—	373	—	—	—	—	—	—	373
Total Construction	2,133	30,140	479	—	—	—	—	—	32,752
Total net real estate loans	$848,124	$2,533,536	$1,710,209	$742,244	$803,081	$3,867,160	$2,073,509	$128,048	$12,705,911

(1) Data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.

The following table provides an analysis of our residential mortgage loans by origination LTV, origination year and portfolio as of the periods presented. LTVs are not updated subsequent to origination except as part of the charge-off process. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2022	2021	2020	2019	2018	Prior	Cost Basis	To Term	Total
December 31, 2021
Real estate loans:
Residential Core
<80%	$571,761	$1,741,677	$945,502	$342,605	$422,777	$2,264,968	$—	$—	$6,289,290
80-89.9%	236,869	672,976	684,064	351,130	344,694	1,405,512	—	—	3,695,245
90-100%	20,463	49,898	67,558	37,439	25,121	117,496	—	—	317,975
>100%	—	—	—	—	120	685	—	—	805
Unknown (1)	—	284	—	—	—	2,899	—	—	3,183
Total Residential Core	829,093	2,464,835	1,697,124	731,174	792,712	3,791,560	—	—	10,306,498
Residential Home Today (2)
<80%	—	—	—	—	—	11,924	—	—	11,924
80-89.9%	—	—	—	—	—	19,127	—	—	19,127
90-100%	—	—	—	—	—	29,404	—	—	29,404
Total Residential Home Today	—	—	—	—	—	60,455	—	—	60,455
Home equity loans and lines of credit
<80%	14,774	37,412	12,429	10,706	9,534	10,636	1,927,828	83,753	2,107,072
80-89.9%	2,088	1,149	177	309	679	1,516	144,132	39,951	190,001
90-100%	—	—	—	—	56	1,056	395	448	1,955
>100%	36	—	—	55	100	1,927	640	704	3,462
Unknown (1)	—	—	—	—	—	10	514	3,192	3,716
Total Home equity loans and lines of credit	16,898	38,561	12,606	11,070	10,369	15,145	2,073,509	128,048	2,306,206
Construction
<80%	582	19,564	410	—	—	—	—	—	20,556
80-89.9%	1,551	10,203	69	—	—	—	—	—	11,823
Unknown (1)	—	373	—	—	—	—	—	—	373
Total Construction	2,133	30,140	479	—	—	—	—	—	32,752
Total net real estate loans	$848,124	$2,533,536	$1,710,209	$742,244	$803,081	$3,867,160	$2,073,509	$128,048	$12,705,911

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.
At December 31, 2021, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $231.8 million in home equity loans (including $128.2 million of home equity lines of credit, which are in repayment and no longer eligible to be drawn upon, and $6.5 million in bridge loans) and $2.05 billion in home equity lines of credit.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the estimated current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2021. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,751,106	$552,990	0.03%	60%	46%
Florida	918,211	393,654	0.04%	56%	44%
California	807,074	310,862	0.09%	60%	53%
Other (1)	1,965,600	788,489	0.04%	62%	53%
Total home equity lines of credit in draw period	5,441,991	2,045,995	0.05%	60%	48%
Home equity lines in repayment, home equity loans and bridge loans	231,766	231,766	0.85%	62%	37%
Total	$5,673,757	$2,277,761	0.13%	60%	47%
_________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total home equity lending portfolio and 5% of total loan balances.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2021. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
At December 31, 2021, 39.8% of our home equity lending portfolio was either in a first lien position (23.3%), in a subordinate (second) lien position behind a first lien that we held (13.8%) or behind a first lien that was held by a loan that we originated, sold and now service for others (2.7%). At December 31, 2021, 13.4% of our home equity line of credit portfolio in the draw period was making only the minimum payment on the outstanding line balance.

The following table sets forth by calendar year origination, the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the estimated current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2021. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2013 and Prior	$474	$69	—%	17%	45%
2014	71,782	16,067	0.43%	58%	33%
2015	107,183	28,503	—%	58%	34%
2016	277,880	88,323	0.07%	60%	38%
2017	581,287	211,246	0.12%	58%	40%
2018	740,921	306,002	0.05%	58%	44%
2019	979,749	450,233	0.07%	61%	48%
2020	916,521	355,263	0.03%	58%	49%
2021	1,766,194	590,289	—%	62%	60%
Total home equity lines of credit in draw period	5,441,991	2,045,995	0.05%	60%	48%
Home equity lines in repayment, home equity loans and bridge loans	231,766	231,766	0.85%	62%	37%
Total	$5,673,757	$2,277,761	0.13%	60%	47%
________________
(1)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(2)Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2021. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
The following table sets forth by fiscal year when the draw period expires, the principal balance of home equity lines of credit in the draw period as of December 31, 2021, segregated by the estimated current combined LTV range. Home equity lines of credit with an end of draw date in the current fiscal year include accounts with draw privileges that have been temporarily suspended.

	Estimated Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (1)	Total
	(Dollars in thousands)
2022	$42,063	$386	$—	$22	$—	$42,471
2023	215	21	5	—	—	241
2024	10,110	—	—	—	—	10,110
2025	28,060	—	—	—	13	28,073
2026	49,002	7	—	—	—	49,009
2027	177,623	—	—	—	126	177,749
Post 2027	1,728,491	8,698	189	60	904	1,738,342
Total	$2,035,564	$9,112	$194	$82	$1,043	$2,045,995
_________________
(1)Market data necessary for stratification is not readily available.

The following table sets forth the breakdown of estimated current mean CLTV percentages for our home equity lines of credit in the draw period as of December 31, 2021.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by estimated current mean CLTV)
< 80%	$5,402,931	$2,035,564	99.5%	0.05%	60%	48%
80 - 89.9%	34,708	9,112	0.4%	—%	79%	80%
90 - 100%	929	194	—%	—%	69%	94%
> 100%	612	82	—%	26.8%	59%	116%
Unknown (1)	2,811	1,043	0.1%	—%	52%	(1)
	$5,441,991	$2,045,995	100.0%	0.05%	60%	48%
_________________
(1)Market data necessary for stratification is not readily available.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2021. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
Delinquent Loans
The following tables set forth the amortized cost in loan delinquencies by type, segregated by geographic location and severity of delinquency as of the dates indicated. The majority of our Home Today loan portfolio is secured by properties located in Ohio, and therefore was not segregated by geographic location, and there are no construction or other loans with delinquent balances.

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
December 31, 2021
Real estate loans:
Residential Core
Ohio	$1,790	$7,609	$9,399
Florida	1,263	1,002	2,265
Other	954	3,399	4,353
Total Residential Core	4,007	12,010	16,017
Residential Home Today	1,866	2,351	4,217
Home equity loans and lines of credit
Ohio	679	1,157	1,836
Florida	543	544	1,087
California	95	658	753
Other	550	561	1,111
Total Home equity loans and lines of credit	1,867	2,920	4,787
Total	$7,740	$17,281	$25,021

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
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
Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.14% of total net loans at December 31, 2021, 0.12% at September 30, 2021, and 0.14% at December 31, 2020. Total loans delinquent (i.e. delinquent 30 days or more) were 0.20% of total net loans at both December 31, 2021 and at September 30, 2021, and 0.22% at December 31, 2020.
As of December 31, 2021, some of our borrowers have experienced unemployment or reduced income as a result of the COVID-19 global pandemic and have requested some type of loan payment forbearance. We began offering forbearance plans to borrowers affected by COVID-19 on March 13, 2020. Through December 31, 2021, over 2,200 customers, representing over $250 million of loans, have been helped by COVID-19 related forbearance plans. These forbearance plans that remain active total $12.0 million, or 0.1% of total loans receivable, at December 31, 2021; of which $11.3 million were related to first mortgage loans and $0.7 million were related to home equity loans and lines of credit. Although we are not currently receiving payments on loans in active COVID-19 forbearance plans, the majority of these accounts are reported as current and accruing and are not currently included in the amortized cost of TDRs as the Company has elected to apply the temporary suspension of TDR requirements provided by regulatory guidance and the CARES Act for eligible loan modifications. Further details about active COVID-19 forbearance plans and post-forbearance loan workouts can be found in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the amortized costs and categories of our non-performing assets and TDRs as of the dates indicated.

	December 31, 2021	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$26,348	$24,892	$29,492
Residential Home Today	8,049	8,043	9,891
Home equity loans and lines of credit	9,010	11,110	11,223
Total non-accrual loans (1)(2)	43,407	44,045	50,606
Real estate owned	131	289	102
Total non-performing assets	$43,538	$44,334	$50,708
Ratios:
Total non-accrual loans to total loans	0.34%	0.35%	0.39%
Total non-accrual loans to total assets	0.31%	0.31%	0.35%
Total non-performing assets to total assets	0.31%	0.32%	0.35%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$45,493	$48,300	$45,844
Residential Home Today	20,079	21,307	23,272
Home equity loans and lines of credit	24,243	24,941	28,289
Total	$89,815	$94,548	$97,405
_________________
(1)At December 31, 2021, September 30, 2021, and December 31, 2020, the totals include $24.2 million, $25.7 million, and $31.3 million, respectively, in TDRs, which are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status or forbearance plan prior to restructuring, because of a prior partial charge off, or because all borrowers have filed Chapter 7 bankruptcy, and not reaffirmed or been dismissed.
(2)At December 31, 2021, September 30, 2021, and December 31, 2020, the totals include $7.1 million, $6.9 million and $7.6 million in TDRs that are 90 days or more past due, respectively.
The gross interest income that would have been recorded during the three months ended December 31, 2021 and December 31, 2020 on non-accrual loans, if they had been accruing during the entire period, and TDRs, if they had been current and performing in accordance with their original terms during the entire period, was $1.6 million and $1.8 million, respectively. The interest income recognized on those loans included in net income for the three months ended December 31, 2021 and December 31, 2020 was $1.0 million and $1.1 million, respectively.
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

The table below sets forth a reconciliation of the amortized costs and categories between non-accrual loans and collateral-dependent loans at the dates indicated. The increase in other accruing collateral-dependent loans between December 31, 2020 and December 31, 2021, was primarily related to forbearance plans being extended past 12 months.

	December 31, 2021	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Non-Accrual Loans	$43,407	$44,045	50,606
Accruing Collateral-Dependent TDRs	8,628	10,428	8,157
Other Accruing Collateral-Dependent Loans	32,269	31,956	7,313
Less: Loans Collectively Evaluated	(4,099)	(2,575)	(4,146)
Total Collateral-Dependent loans	$80,205	$83,854	$61,930

In response to the economic challenges facing many borrowers, we continue to restructure loans. Loan restructuring is a method used to help families keep their homes and to preserve neighborhoods. This involves making changes to the borrowers' loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on TDR measurement, see Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS. We had $121.1 million of TDRs (accrual and non-accrual) recorded at December 31, 2021. This was a decrease in the amortized cost of TDRs of $6.0 million and $15.3 million from September 30, 2021 and December 31, 2020, respectively.
The following table sets forth the amortized cost in accrual and non-accrual TDRs, by the types of concessions granted, as of December 31, 2021. Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company.

	Initial Restructurings	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$28,412	$12,275	$4,806	$45,493
Residential Home Today	11,136	7,887	1,056	20,079
Home equity loans and lines of credit	22,894	841	508	24,243
Total	$62,442	$21,003	$6,370	$89,815
Non-Accrual, Performing
Residential Core	$1,844	$5,008	$6,634	$13,486
Residential Home Today	560	3,630	1,275	5,465
Home equity loans and lines of credit	2,240	1,956	1,023	5,219
Total	$4,644	$10,594	$8,932	$24,170
Non-Accrual, Non-Performing
Residential Core	$1,944	$2,043	$554	$4,541
Residential Home Today	541	1,116	127	1,784
Home equity loans and lines of credit	589	202	—	791
Total	$3,074	$3,361	$681	$7,116
Total TDRs
Residential Core	$32,200	$19,326	$11,994	$63,520
Residential Home Today	12,237	12,633	2,458	27,328
Home equity loans and lines of credit	25,723	2,999	1,531	30,253
Total	$70,160	$34,958	$15,983	$121,101

TDRs in accrual status are loans accruing interest and performing according to the terms of the restructuring. To be performing, a loan must be less than 90 days past due as of the report date. Non-accrual, performing status indicates that a loan was not accruing interest or in a forbearance plan at the time of restructuring, continues to not accrue interest and is performing according to the terms of the restructuring but has not been current for at least six consecutive months since its restructuring, has a partial charge-off, or is being classified as non-accrual per the OCC guidance on loans in Chapter 7 bankruptcy status where all borrowers have filed and have not reaffirmed or been dismissed. Non-accrual, non-performing status includes loans that are not accruing interest because they are greater than 90 days past due and therefore not performing according to the terms of the restructuring.

Comparison of Financial Condition at December 31, 2021 and September 30, 2021
Total assets increased $75.1 million, or 1%, to $14.13 billion at December 31, 2021 from $14.06 billion at September 30, 2021. This increase was mainly the result of new loan origination levels exceeding the total of loan sales and principal repayments, partially offset by a decrease in cash and cash equivalents.
Cash and cash equivalents decreased $80.3 million, or 16%, to $408.0 million at December 31, 2021 from $488.3 million at September 30, 2021. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section. Balances decreased as proceeds from loan sales and principal repayments decreased for the quarter ended December 31, 2021.
Investment securities, all of which are classified as available for sale, increased $2.0 million to $423.8 million at December 31, 2021 from $421.8 million at September 30, 2021. This increase is a result of cash flows from security purchases exceeding repayments and maturities during the fiscal year. Pay downs on mortgage-backed securities decreased due to the increase in interest rates. Investment securities increased as $65.2 million in purchases exceeded $57.7 million in principal paydowns, a $4.0 million decrease in unrealized gains and $1.5 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the three months ended December 31, 2021. There were no sales of investment securities during the three months ended December 31, 2021.
Loans held for investment, net of deferred loan fees and allowance for credit losses, increased $136.0 million, or 1%, to $12.65 billion at December 31, 2021 from $12.51 billion at September 30, 2021. This increase was based on a combination of a $69.5 million, or 1%, increase in residential mortgage loans to $10.35 billion at December 31, 2021 from $10.28 billion at September 30, 2021 and a $63.5 million increase in the balance of home equity loans and lines of credit during the three months ended December 31, 2021, as new originations and additional draws on existing accounts exceeded loan sales and repayments. Of the total $877.1 million first mortgage loan originations for the three months ended December 31, 2021, 61% were refinance transactions and 39% were purchases, 24% were adjustable-rate mortgages and 14% were fixed-rate mortgages with terms of 10 years or less. Total first mortgage loans originations were $719.6 million for the quarter ended September 30, 2021. During the three months ended December 31, 2021, $211.9 million of three- and five-year “Smart Rate” loans were originated while $665.2 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. Between September 30, 2021 and December 31, 2021, the total fixed-rate portion of the first mortgage loan portfolio increased $175.2 million and was comprised of an increase of $179.8 million in the balance of fixed-rate loans with original terms greater than 10 years partially offset by a decrease of $4.6 million in the balance of fixed-rate loans with original terms of 10 years or less. During the three months ended December 31, 2021, $102.0 million were sold or committed to sell, which consisted of $27.0 million of agency-compliant Home Ready loans and $75.0 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans sold to Fannie Mae.
Commitments originated for home equity loans and lines of credit, and bridge loans were $499.7 million for the three months ended December 31, 2021 compared to $306.1 million for the three months ended December 31, 2020. At December 31, 2021, pending commitments to originate new home equity loans and lines of credit were $329.4 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
There was a release of the allowance for credit losses of $2.0 million for both the three months ended December 31, 2021 and the three months ended December 31, 2020. Releases from the allowance for credit losses during the current year reflected improvements in the economic trends and forecasts used to estimate losses for the reasonable and supportable period and decreases in pandemic forbearance balances, as well as adjusting for the level of net loan recoveries recorded during the period. The Company recorded $2.0 million of net loan recoveries for the three months ended December 31, 2021 compared to $1.3 million of net loan recoveries for the three months ended December 31, 2020. The allowance for credit losses was $89.2 million, or 0.70% of total loans receivable, at December 31, 2021, including a $25.6 million liability for unfunded commitments. The allowance for credit losses was $89.3 million, or 0.71% of total loans receivable, at September 30, 2021, including a $25.0 million liability for unfunded commitments. The allowance for credit losses was $92.3 million, or 0.71% of total loans receivable, at December 31, 2020 and included a $22.1 million liability for unfunded commitments. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for additional discussion.
The amount of FHLB stock owned was $162.8 million at December 31, 2021, unchanged from the prior quarter ended September 30, 2021. FHLB stock ownership requirements dictate the amount of stock owned at any given time.
Total bank owned life insurance contracts increased $1.1 million, to $298.4 million at December 31, 2021, from $297.3 million at September 30, 2021.
Other assets, including prepaid expenses, decreased $10.8 million to $80.8 million at December 31, 2021 from $91.6 million at September 30, 2021. This decrease was driven by a reduction of $5.2 million in net deferred taxes, a $3.3 million decrease in the receivable due to the ESOP, a $1.2 million decrease in prepaid franchise taxes, and a $2.6 million decrease in margin requirements on matured and terminated swaps, partially offset by a $0.8 million increase in the right of use asset.
Deposits decreased $60.3 million, or 1%, to $8.93 billion at December 31, 2021 from $8.99 billion at September 30, 2021. The decrease in deposits resulted primarily from a $137.9 million decrease in CDs, inclusive of brokered CDs, as the low current market interest rates have reduced customers' desires to maintain longer-term CDs. However, the balance of brokered CDs included in total deposits at December 31, 2021 increased by $4.9 million to $496.9 million, during the three months ended December 31, 2021, compared to a balance of $492.0 million at September 30, 2021. Partially offsetting the decrease was a $48.8 million increase in checking accounts and a $32.5 million increase in savings accounts. There was a $3.4 million decrease in money market accounts and accrued interest decreased $0.3 million during the current three month period to $1.5 million.
Borrowed funds, all from the FHLB of Cincinnati, increased $88.8 million, or 3%, to $3.18 billion at December 31, 2021 from $3.09 billion at September 30, 2021. The increase was primarily used to fund loan growth. During the quarter ended December 31, 2021, additions included $40.0 million of overnight advances and $150.0 million of long-term advances, with terms from 21 to 48 months, partially offset by other principal repayments. Also, during the quarter, $100.0 million of 90-day advances and their related swap contracts matured and were paid off. The total balance of borrowed funds at December 31, 2021 consisted of $40.0 million of overnight advances, $790.6 million of term advances with a weighted average maturity of approximately 2.7 years and shorter-term advances of $2.4 billion, aligned with interest rate swap contracts, with a remaining weighted average effective maturity of approximately 2.4 years. Interest rate swaps have been used to extend the duration of short-term borrowings, at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Borrowers' advances for insurance and taxes increased by $33.7 million to $143.3 million at December 31, 2021 from $109.6 million at September 30, 2021. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.
Total shareholders’ equity increased $21.1 million, or 1%, to $1.75 billion at December 31, 2021 from $1.73 billion at September 30, 2021. Activity reflects $16.1 million of net income in the current quarter reduced by a quarterly dividend of $14.5 million and $0.3 million of repurchases of outstanding common stock. Other changes include $17.7 million of unrealized net gain recognized in accumulated other comprehensive income, primarily related to changes in market values and maturities of swap contracts, and a $2.1 million net positive impact related to activity in the Company's stock compensation and employee stock ownership plans. The Company's eighth stock repurchase program allows for a total of 10,000,000 shares to be repurchased, with 5,875,079 shares remaining to be repurchased at December 31, 2021. During the quarter ended December 31, 2021, 16,000 shares of the Company's outstanding stock were repurchased at an average cost of $17,80 per share. The Company declared and paid a quarterly dividend of $0.2825 per share during the quarter ended December 31, 2021. As a result of a mutual member vote, Third Federal Savings and Loan Association of Cleveland, MHC (the "MHC"), the mutual holding company that owns approximately 81% of the outstanding stock of the Company, was able to waive its receipt of its share of the dividend paid. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended December 31, 2021 and 2020
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	December 31, 2021			December 31, 2020
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$494,186	$190	0.15%	$476,589	$128	0.11%
Investment securities	2,932	9	1.23%	—	—	—%
Mortgage-backed securities	421,358	951	0.90%	447,544	987	0.88%
Loans (2)	12,582,758	90,119	2.86%	13,090,927	100,126	3.06%
Federal Home Loan Bank stock	162,783	821	2.02%	136,793	688	2.01%
Total interest-earning assets	13,664,017	92,090	2.70%	14,151,853	101,929	2.88%
Noninterest-earning assets	512,102			525,312
Total assets	$14,176,119			$14,677,165
Interest-bearing liabilities:
Checking accounts	$1,151,600	265	0.09%	$1,017,811	321	0.13%
Savings accounts	1,835,361	557	0.12%	1,662,095	914	0.22%
Certificates of deposit	5,944,470	18,429	1.24%	6,493,523	26,461	1.63%
Borrowed funds	3,175,158	14,995	1.89%	3,471,593	15,490	1.78%
Total interest-bearing liabilities	12,106,589	34,246	1.13%	12,645,022	43,186	1.37%
Noninterest-bearing liabilities	312,104			376,897
Total liabilities	12,418,693			13,021,919
Shareholders’ equity	1,757,426			1,655,246
Total liabilities and shareholders’ equity	$14,176,119			$14,677,165
Net interest income		$57,844			$58,743
Interest rate spread (1)(3)			1.57%			1.51%
Net interest-earning assets (4)	$1,557,428			$1,506,831
Net interest margin (1)(5)		1.69%			1.66%
Average interest-earning assets to average interest-bearing liabilities	112.86%			111.92%
Selected performance ratios:
Return on average assets (1)		0.46%			0.68%
Return on average equity (1)		3.67%			6.04%
Average equity to average assets		12.40%			11.28%
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

General. Net income decreased $8.9 million to $16.1 million for the three months ended December 31, 2021 compared to $25.0 million for the three months ended December 31, 2020. The decrease in net income was primarily driven from a decline in other income as a result of a decline in loan sale activity, partially offset by a decrease in non-interest expense.
Interest and Dividend Income. Interest and dividend income decreased $9.8 million, or 10%, to $92.1 million during the three months ended December 31, 2021 compared to $101.9 million during the same three months in the prior year. The decrease in interest and dividend income resulted mainly from a decrease in interest income on loans, and to a lesser extent mortgage-backed securities, partially offset by increases in income earned on FHLB stock and other interest-bearing cash equivalents.
Interest income on loans decreased $10.0 million, or 10%, to $90.1 million for the three months ended December 31, 2021 compared to $100.1 million for the three months ended December 31, 2020. This decrease was attributed mainly to a 20 basis point decrease in the average yield on loans to 2.86% for the three months ended December 31, 2021 from 3.06% for the same three months in the prior fiscal year, as well as a $508.2 million decrease in the average balance of loans to $12.58 billion for the current three months compared to $13.09 billion for the prior fiscal year period as repayments and loan sales exceeded new loan production. Overall, market interest rate increases during the past fiscal year reduced the number of loan refinances. Although interest rates increased in general, the average loan yield decreased during the quarter as higher yielding loans from payoffs and refinances are replaced with loans yielding current market interest rates. The yields on our home equity lending products and adjustable rate mortgages feature interest rates that reset based on the prime rate, which decreased 150 basis points in March 2020 and hasn't changed since.
Interest Expense. Interest expense decreased $9.0 million, or 21%, to $34.2 million during the current three months compared to $43.2 million during the three months ended December 31, 2020. This decrease resulted from decreases in interest expense on both deposits and borrowed funds.
Interest expense on CDs decreased $8.1 million, or 31%, to $18.4 million during the three months ended December 31, 2021 compared to $26.5 million during the three months ended December 31, 2020. The decrease was attributed primarily to a 39 basis point decrease in the average rate we paid on CDs to 1.24% during the current three months from 1.63% during the same three months last fiscal year. In addition, there was a $549.1 million, or 8%, decrease in the average balance of CDs to $5.94 billion from $6.49 billion during the same three months of the prior fiscal year. While interest expense on checking accounts remained relatively unchanged, interest expense on savings accounts decreased $0.3 million to $0.6 million during the three months ended December 31, 2021, compared to interest expense of $0.9 million for the same three-month period during the prior fiscal year. Rates were adjusted downward for deposits in response to changes in market interest rates as well as to changes in the rates paid by our competitors.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, as impacted by related interest rate swap contracts, decreased $0.5 million, or 3%, to $15.0 million during the three months ended December 31, 2021 from $15.5 million during the three months ended December 31, 2020. The decrease was primarily the result of lower average balances of borrowed funds for the three months ended December 31, 2021. The average balance of borrowed funds decreased $296.4 million, or 9%, to $3.18 billion during the current three months from $3.47 billion during the same three months of the prior fiscal year. Partially offsetting the lower average balance was an 11 basis point increase in the average rate paid for these funds to 1.89% from 1.78% for the three months ended December 31, 2021 and December 31, 2020, respectively. Funding costs were lowered through a reduction in the average balance of borrowed funds, including the maturity of $100.0 million of 90-day advances and their related swap contracts. During the quarter ended December 31, 2021, additional borrowings included $40.0 million of overnight advances and $150.0 million of long term advances, partially offset by other principal repayments. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $0.9 million, or 2%, to $57.8 million during the three months ended December 31, 2021 from $58.7 million during the three months ended December 31, 2020. Average interest-earning assets decreased during the current three months by $487.8 million, or 3%, to $13.66 billion when compared to the three months ended December 31, 2020. The decrease in average assets was attributed primarily to a $508.2 million decrease in the average balance of our loans as well as a $26.1 million decrease in the average balance of mortgage-backed security investments. The yield on average interest earning assets decreased 18 basis points to 2.70% for the three months ended December 31, 2021 from 2.88% for the three months ended December 31, 2020. Average interest-bearing liabilities decreased $538.4 million to $12.11 billion for the three months ended December 31, 2021 compared to $12.65 billion for the three months ended December 31, 2020. Average interest-bearing liabilities experienced a 24 basis point decrease in cost, which more than offset the 18 basis point decrease in our asset yield, as our interest rate spread increased 6 basis points to 1.57% compared to 1.51% during the same three months last fiscal year. Our net interest margin was 1.69% for the current three months and 1.66% for the same three months in the prior fiscal year period.

Provision (Release) for Credit Losses. We recorded a release of the allowance for credit losses on loans and off-balance sheet exposures of $2.0 million during the three months ended December 31, 2021 and December 31, 2020. In the current three months, we recorded net recoveries of $2.0 million, as compared to net recoveries of $1.3 million for the three months ended December 31, 2020. Releases from the allowance for credit losses during the current and prior year reflected improvements in the economic metrics used to forecast losses for the reasonable and supportable period and decreases in pandemic forbearance balances, as well as adjusting for the level of net loan recoveries recorded during the period. Gross loan charge-offs were $0.2 million for the three months ended December 31, 2021 and $0.8 million for the three months ended December 31, 2020, while loan recoveries were $2.2 million in the current three months and $2.1 million in the prior fiscal year period. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Refer to the Lending Activities section of the Overview and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income decreased $13.3 million, or 62%, to $8.2 million during the three months ended December 31, 2021 compared to $21.5 million during the three months ended December 31, 2020. The decrease in non-interest income was primarily due to a $14.2 million decrease in the net gain on sale of loans, partially offset by a $1.3 million increase in income from bank owned life insurance contracts during the most recent three months. The decrease in net gain on the sale of loans was generally attributable to both lower volumes of sales as well as less favorable market pricing on loan delivery contracts settled during the current fiscal year. There were loan sales of $102.0 million, including commitments to sell, during the three months ended December 31, 2021, compared to loan sales of $293.5 million during the three months ended December 31, 2020. The cash surrender value and death benefits from bank owned life insurance increased $1.3 million to $2.9 million during the three months ended December 31, 2021, from $1.6 million during the three months ended December 31, 2020. The cash surrender value benefited from $70.0 million of additional premiums placed during the quarter ended December 31, 2020.
Non-Interest Expense. Non-interest expense decreased $4.0 million, or 8%, to $47.7 million during the three months ended December 31, 2021 compared to $51.7 million during the three months ended December 31, 2020. This decrease was the combination of a $2.0 million decrease in other operating expenses, mainly attributable to cost reductions related to appraisal expenses and third party fees associated with home equity lines and loans, a $1.8 million decrease in salaries and employee benefits, and to a lesser extent a decrease of $0.4 million in federal insurance premiums and assessments. The December 31, 2020 period included a one-time $1,500 after-tax bonus paid to each associate during the first quarter of the fiscal year 2021 in recognition of special efforts made during the pandemic crisis.
Income Tax Expense. The provision for income taxes decreased $1.3 million to $4.2 million during the three months ended December 31, 2021 from $5.5 million for the three months ended December 31, 2020. The provision for the current three months included $3.7 million of federal income tax provision and $0.5 million of state income tax provision. The provision for the three months ended December 31, 2020 included $5.3 million of federal income tax provision and $0.2 million of state income tax provision. Our effective federal tax rate was 18.7% during the three months ended December 31, 2021 and 17.4% during the three months ended December 31, 2020.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended December 31, 2021, our liquidity ratio averaged 6.24%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2021.

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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2021, cash and cash equivalents totaled $408.0 million, which represented a decrease of 16.4% from $488.3 million at September 30, 2021.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $423.8 million at December 31, 2021.
During the three-month period ended December 31, 2021, loan sales totaled $102.0 million, which includes sales to Fannie Mae, consisting of $75.0 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans and $27.0 million of loans that qualified under Fannie Mae's Home Ready initiative. Loans originated under the Home Ready initiative are classified as “held for sale” at origination. Loans originated under non-Home Ready, Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale. At December 31, 2021, $38.1 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale".
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) included in the UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.
At December 31, 2021, we had $879.4 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $3.40 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of December 31, 2021 totaled $3.46 billion, or 38.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before December 31, 2022. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the three months ended December 31, 2021, we originated $877.1 million of residential mortgage loans, and $499.7 million of commitments for home equity loans and lines of credit, while during the three months ended December 31, 2020, we originated $1.12 billion of residential mortgage loans and $306.1 million of commitments for home equity loans and lines of credit. We purchased $65.3 million of securities during the three months ended December 31, 2021, and $93.0 million during the three months ended December 31, 2020.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $60.3 million during the three months ended December 31, 2021, which reflected the active management of the offered rates on maturing CDs, compared to a net decrease of $35.0 million during the three months ended December 31, 2020. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the three months ended December 31, 2021, there was a $4.9 million increase in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $496.9 million at December 31, 2021. At December 31, 2020 the balance of brokered CDs was $530.4 million. Principal and interest owed on loans serviced for others experienced a net decrease of $5.8 million to $35.7 million during the three months ended December 31, 2021 compared to a net increase of $5.0 million to $50.9 million during the three months ended December 31, 2020. During the three months ended December 31, 2021 we increased our advances from the FHLB of Cincinnati by $88.8 million as we funded: new loan originations, our capital initiatives, and actively managed our liquidity ratio. During the three months ended December 31, 2020, our advances from the FHLB of Cincinnati decreased by $76.7 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CD market. At December 31, 2021 we had $3.18 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at December 31, 2021, we had $496.9 million of brokered CDs. During the three months ended December 31, 2021, we had average outstanding advances from the FHLB of

Cincinnati of $3.18 billion as compared to average outstanding advances of $3.47 billion during the three months ended December 31, 2020. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At December 31, 2021, we had the ability to borrow a maximum of $7.49 billion from the FHLB of Cincinnati and $224.2 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for collateral based additional borrowings beyond the outstanding balance at December 31, 2021 was $4.31 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement.

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

The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At December 31, 2021, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of December 31, 2021, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,591,967	20.29%	$784,616	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,547,930	10.93%	708,267	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,547,930	19.73%	627,693	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,547,930	19.73%	510,000	6.50%
The capital ratios of the Company as of December 31, 2021 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,846,867	23.53%
Tier 1 (Leverage) Capital to Net Average Assets	1,802,830	12.72%
Tier 1 Capital to Risk-Weighted Assets	1,802,830	22.97%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,802,830	22.97%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2021, the Company received a $56.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its CONSOLIDATED STATEMENTS OF CONDITION but reduced the Association's reported capital ratios. At December 31, 2021, the Company had, in the form of cash and a demand loan from the Association, $233.6 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016 and repurchases began on January 6, 2017. There were 4,124,921 shares repurchased under that program between its start date and December 31, 2021. During the three months ended December 31, 2021, the Company repurchased $0.3 million of its common stock. The share repurchase plan was suspended during the fiscal year ended September 30, 2020 as part of the response to COVID-19, but was reinstated in February 2021.
On July 13, 2021, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends on the Company’s common stock the MHC owns, up to a total of $1.13 per share, to be declared on the Company’s common stock during the 12 months subsequent to the members’ approval (i.e., through July 13, 2022). The members approved the waiver by casting 60% of the eligible votes, with 97% of the votes cast, or 59% of the total eligible votes, voting in favor of the waiver. Third Federal Savings, MHC is the 81% majority shareholder of the Company. Following the receipt of the members' approval at the July 13, 2021 meeting, Third Federal Savings, MHC filed a notice with, and received the non-objection from the FRB-Cleveland for the proposed dividend waivers. Third Federal Savings, MHC waived its right to receive $0.2825 per share dividend payments on September 21, 2021 and December 14, 2021.
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
During the three months ended December 31, 2021, $102.0 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, to Fannie Mae on a servicing retained basis. At December 31, 2021, $38.1 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as “held for sale.” Of the agency-compliant loan sales during the three months ended December 31, 2021, $27.0 million were sold under Fannie Mae's Home Ready program, and $75.0 million were sold to Fannie Mae, as described in the next paragraph.
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
The Association actively markets home equity lines of credit, an adjustable-rate mortgage loan product and a 10-year fixed-rate mortgage loan product. Each of these products provides us with improved interest rate risk characteristics when compared to longer-term, fixed-rate mortgage loans. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occur and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at December 31, 2021 was $2.35 billion. The swap portfolio's weighted average fixed pay rate was 1.89% and the weighted average remaining term was 2.4 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution's economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at December 31, 2021 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,400,642	$(371,079)	(20.94)%	10.58%	(181)
+200	1,590,418	(181,303)	(10.23)%	11.67%	(72)
+100	1,721,429	(50,292)	(2.84)%	12.31%	(8)
0	1,771,721	—	—%	12.39%	—
-100	1,747,318	(24,403)	(1.38)%	12.05%	(34)
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
The table above indicates that at December 31, 2021, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 10.23% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 1.38% decrease in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at December 31, 2021, with comparative information as of September 30, 2021. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

Risk Measure (+200 Basis Points Rate Shock)	At December 31, 2021	At September 30, 2021
Pre-Shock EVE Ratio	12.39%	12.97%
Post-Shock EVE Ratio	11.67%	12.46%
Sensitivity Measure in basis points	(72)	(51)
Percentage Change in EVE	(10.23)%	(8.21)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which sought to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 2.02% deterioration in the Percentage Change in EVE measure at December 31, 2021 when compared to the measure at September 30, 2021. Factors contributing to this deterioration included changes in market rates, capital actions by the Association and changes due to business activity. Movement in market interest rates included an increase of 46 basis points for the two-year term, an increase of 30 basis points for the five-year term and an increase of two basis points for the ten-year term. Negatively impacting the Percentage Change in EVE was a $56.0 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.30%. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets) in comparison to the pace of the addition of duration extending funding sources. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation, in order that it might most accurately reflect our current circumstances, factors and expectations. As of December 31, 2021, we estimated that our EaR for the 12 months ending December 31, 2022 would increase by 3.04% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Association uses the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Association continues to calculate instantaneous scenarios, and as of December 31, 2021, we estimated that our EaR for the 12 months ending December 31, 2022, would increase by 1.47% in the event of an instantaneous 200 basis point increase in market interest rates.
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
Other Considerations. The EVE and EaR analyses are similar in that they both start with the same month end balance sheet amounts, weighted average coupon and maturity. The underlying prepayment, decay and default assumptions are also the same and they both start with the same month end "markets" (Treasury and FHLB yield curves, etc.). From that similar starting point, the models follow divergent paths. EVE is a stochastic model using 150 different interest rate paths to compute market value at the account level for each of the categories on the balance sheet whereas EaR uses the implied forward curve to compute interest income/expense at the account level for each of the categories on the balance sheet.
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At December 31, 2021, the IRR profile as disclosed above was within our internal limits.
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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of December 31, 2021, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes in the "Risk Factors" previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 24, 2021 (File No. 001-33390).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)The following table summarizes our stock repurchase activity during the quarter ended December 31, 2021.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
October 1, 2021 through October 31, 2021	—	$—	—	5,891,079
November 1, 2021 through November 30, 2021	1,000	17.97	1,000	5,890,079
December 1, 2021 through December 31, 2021	15,000	17.77	15,000	5,875,079
	16,000	$17.78	16,000

(1)On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The repurchase program commenced in January 2017, and in response to COVID-19, was restricted significantly in March, 2020 and suspended in April, 2020. On February 25, 2021, due to financial results and economic forecasts, the Company lifted its internal suspension. Stock price limitations in the plan had prevented any repurchases until November 2021. This program has no expiration date.

On July 13, 2021, Third Federal Savings and Loan Association of Cleveland, MHC (MHC) received the approval of its members with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company's common stock the MHC owns up to an aggregate of $1.13 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through June 13, 2022). The members approved the waiver by casting 60% of the eligible votes, with 97% of the votes cast, or 59% of the total eligible votes, voting in favor of the waiver. The MHC is the 81% majority shareholder of the Company.

Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Not applicable

Item 6.
(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, filed on February 8, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	February 8, 2022	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	February 8, 2022	/s/ Timothy W. Mulhern
Timothy W. Mulhern
Chief Financial Officer