Form 10-Q
period 2022-03-31
TFS Financial CORP
filed 2022-05-09
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of May 5, 2022, there were 280,797,116 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.9% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

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

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	March 31, 2022	September 30, 2021
ASSETS
Cash and due from banks	$24,395	$27,346
Other interest-earning cash equivalents	346,276	460,980
Cash and cash equivalents	370,671	488,326
Investment securities available for sale (amortized cost $464,077 and $420,542, respectively)	443,222	421,783
Mortgage loans held for sale ($0 and $0 measured at fair value, respectively)	—	8,848
Loans held for investment, net:
Mortgage loans	13,150,338	12,525,687
Other loans	2,589	2,778
Deferred loan expenses, net	47,372	44,859
Allowance for credit losses on loans	(64,324)	(64,289)
Loans, net	13,135,975	12,509,035
Mortgage loan servicing rights, net	8,464	8,941
Federal Home Loan Bank stock, at cost	162,783	162,783
Real estate owned, net	131	289
Premises, equipment, and software, net	35,417	37,420
Accrued interest receivable	30,908	31,107
Bank owned life insurance contracts	300,268	297,332
Other assets	93,050	91,586
TOTAL ASSETS	$14,580,889	$14,057,450
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$9,008,347	$8,993,605
Borrowed funds	3,555,325	3,091,815
Borrowers’ advances for insurance and taxes	95,199	109,633
Principal, interest, and related escrow owed on loans serviced	33,034	41,476
Accrued expenses and other liabilities	93,236	88,641
Total liabilities	12,785,141	12,325,170
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,830,738 and 280,761,299 outstanding at March 31, 2022 and September 30, 2021, respectively	3,323	3,323
Paid-in capital	1,748,589	1,746,887
Treasury stock, at cost; 51,488,012 and 51,557,451 shares at March 31, 2022 and September 30, 2021, respectively	(768,304)	(768,035)
Unallocated ESOP shares	(33,584)	(35,751)
Retained earnings—substantially restricted	856,555	853,657
Accumulated other comprehensive loss	(10,831)	(67,801)
Total shareholders’ equity	1,795,748	1,732,280
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,580,889	$14,057,450
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$91,125	$96,175	$181,244	$196,301
Investment securities available for sale	1,355	966	2,315	1,953
Other interest and dividend earning assets	981	814	1,992	1,630
Total interest and dividend income	93,461	97,955	185,551	199,884
INTEREST EXPENSE:
Deposits	16,896	24,545	36,147	52,241
Borrowed funds	13,824	14,999	28,819	30,489
Total interest expense	30,720	39,544	64,966	82,730
NET INTEREST INCOME	62,741	58,411	120,585	117,154
PROVISION (RELEASE) FOR CREDIT LOSSES	(1,000)	(4,000)	(3,000)	(6,000)
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	63,741	62,411	123,585	123,154
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,568	2,460	4,972	4,955
Net gain on the sale of loans	113	8,911	2,300	25,354
Increase in and death benefits from bank owned life insurance contracts	2,222	3,807	5,133	5,454
Other	688	530	1,340	1,406
Total non-interest income	5,591	15,708	13,745	37,169
NON-INTEREST EXPENSE:
Salaries and employee benefits	26,862	26,672	53,377	55,010
Marketing services	6,551	5,325	12,177	11,058
Office property, equipment and software	6,824	6,395	13,463	12,830
Federal insurance premium and assessments	2,276	2,323	4,288	4,713
State franchise tax	1,237	1,159	2,461	2,310
Other expenses	6,225	6,936	11,882	14,618
Total non-interest expense	49,975	48,810	97,648	100,539
INCOME BEFORE INCOME TAXES	19,357	29,309	39,682	59,784
INCOME TAX EXPENSE	3,512	6,300	7,697	11,773
NET INCOME	$15,845	$23,009	$31,985	$48,011
Earnings per share—basic and diluted	$0.06	$0.08	$0.11	$0.17
Weighted average shares outstanding
Basic	277,423,493	276,716,978	277,323,217	276,464,037
Diluted	278,819,539	278,593,303	278,864,945	278,291,638

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net income	$15,845	$23,009	$31,985	$48,011
Other comprehensive income (loss), net of tax:
Net change in unrealized (loss) on securities available for sale	(14,061)	(485)	(17,144)	(1,858)
Net change in cash flow hedges	53,287	33,989	73,936	45,288
Net change in defined benefit plan obligation	82	466	178	932
Total other comprehensive income	39,308	33,970	56,970	44,362
Total comprehensive income	$55,153	$56,979	$88,955	$92,373
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended March 31, 2021
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2020	$3,323	$1,739,178	$(764,774)	$(39,000)	$840,678	$(121,573)	$1,657,832
Net income	—	—	—	—	23,009	—	23,009
Other comprehensive income (loss), net of tax	—	—	—	—	—	33,970	33,970
ESOP shares allocated or committed to be released	—	1,018	—	1,083	—	—	2,101
Compensation costs for equity incentive plans	—	1,547	—	—	—	—	1,547
Treasury stock allocated to equity incentive plan	—	938	(1,633)	—	—	—	(695)
Dividends declared to common shareholders ($0.28 per common share)	—	—	—	—	(14,293)	—	(14,293)
Balance at March 31, 2021	$3,323	$1,742,681	$(766,407)	$(37,917)	$849,394	$(87,603)	$1,703,471

	For the Three Months Ended March 31, 2022
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2021	$3,323	$1,746,992	$(767,457)	$(34,667)	$855,318	$(50,139)	$1,753,370
Net income	—	—	—	—	15,845	—	15,845
Other comprehensive income (loss), net of tax	—	—	—	—	—	39,308	39,308
ESOP shares allocated or committed to be released	—	782	—	1,083	—	—	1,865
Compensation costs for equity incentive plans	—	933	—	—	—	—	933
Purchase of treasury stock (53,059 shares)	—	—	(905)	—	—	—	(905)
Treasury stock allocated to equity incentive plan	—	(118)	58	—	—	—	(60)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,608)	—	(14,608)
Balance at March 31, 2022	$3,323	$1,748,589	$(768,304)	$(33,584)	$856,555	$(10,831)	$1,795,748

	For the Six Months Ended March 31, 2021
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2020	$3,323	$1,742,714	$(767,649)	$(40,084)	$865,514	$(131,965)	$1,671,853
Cumulative effect from changes in accounting principle, net of tax[1]	—	—	—	—	(35,763)	—	(35,763)
Net income	—	—	—	—	48,011	—	48,011
Other comprehensive income (loss), net of tax	—	—	—	—	—	44,362	44,362
ESOP shares allocated or committed to be released	—	1,736	—	2,167	—	—	3,903
Compensation costs for equity incentive plans	—	3,113	—	—	—	—	3,113
Treasury stock allocated to equity incentive plan	—	(4,882)	1,242	—	—	—	(3,640)
Dividends declared to common shareholders ($0.56 per common share)	—	—	—	—	(28,368)	—	(28,368)
Balance at March 31, 2021	$3,323	$1,742,681	$(766,407)	$(37,917)	$849,394	$(87,603)	$1,703,471
[1]Related to ASU 2016-13 adopted October 1, 2020.

	For the Six Months Ended March 31, 2022
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2021	$3,323	$1,746,887	$(768,035)	$(35,751)	$853,657	$(67,801)	$1,732,280
Net income	—	—	—	—	31,985	—	31,985
Other comprehensive income (loss), net of tax	—	—	—	—	—	56,970	56,970
ESOP shares allocated or committed to be released	—	1,767	—	2,167	—	—	3,934
Compensation costs for equity incentive plans	—	1,959	—	—	—	—	1,959
Purchase of treasury stock (69,059 shares)	—	—	(1,190)	—	—	—	(1,190)
Treasury stock allocated to equity incentive plan	—	(2,024)	921	—	—	—	(1,103)
Dividends declared to common shareholders ($0.5650 per common share)	—	—	—	—	(29,087)	—	(29,087)
Balance at March 31, 2022	$3,323	$1,748,589	$(768,304)	$(33,584)	$856,555	$(10,831)	$1,795,748
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,985	$48,011
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	5,893	7,016
Depreciation and amortization	14,108	20,307
Deferred income taxes	(459)	386
Provision (release) for credit losses	(3,000)	(6,000)
Net gain on the sale of loans	(2,300)	(25,354)
Other net (gains) losses	199	393
Proceeds from sales of loans held for sale	26,038	31,784
Loans originated and principal repayments on loans for sale	(17,292)	(35,932)
Increase in bank owned life insurance contracts	(4,213)	(3,714)
Net (increase) decrease in interest receivable and other assets	(5,355)	4,690
Net (decrease) increase in accrued expenses and other liabilities	(4,934)	2,346
Net cash provided by operating activities	40,670	43,933
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,508,119)	(2,666,100)
Principal repayments on loans	1,802,538	2,547,258
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	99,278	176,272
Proceeds from sale of:
Loans	77,313	510,191
Real estate owned	310	206
Premises, equipment and other assets	—	71
Purchases of:
Bank-owned life insurance	—	(70,000)
FHLB stock	—	(25,990)
Securities available for sale	(145,488)	(150,271)
Premises and equipment	(665)	(1,024)
Other	1,467	2,533
Net cash (used in) provided by investing activities	(673,366)	323,146
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	15,532	12,857
Net decrease in borrowers' advances for insurance and taxes	(14,434)	(17,428)
Net (decrease) increase in principal and interest owed on loans serviced	(8,442)	205
Net increase (decrease) in short-term borrowed funds	215,000	(225,235)
Proceeds from long-term borrowed funds	250,000	—
Repayment of long-term borrowed funds	(2,123)	(2,793)
Cash collateral/settlements received from (provided to) derivative counterparties	91,032	64,690
Acquisition of treasury shares	(2,326)	(3,640)
Dividends paid to common shareholders	(29,198)	(28,368)
Net cash provided by (used in) financing activities	515,041	(199,712)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(117,655)	167,367
CASH AND CASH EQUIVALENTS—Beginning of period	488,326	498,033
CASH AND CASH EQUIVALENTS—End of period	$370,671	$665,400
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$36,897	$53,186
Cash paid for interest on borrowed funds	8,430	8,427
Cash paid for interest on interest rate swaps	21,214	22,775
Cash paid for income taxes	13,668	9,056
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	73	41
Transfer of loans from held for investment to held for sale	75,432	513,446
Transfer of loans from held for sale to held for investment	16,075	—
Treasury stock issued for stock benefit plans	2,098	(4,987)
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of March 31, 2022, approximately 81% of the Company’s outstanding shares were owned by the federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
The accounting and financial reporting policies followed by the Company conform in all material respects to U.S. GAAP and to general practices in the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses, the valuation of deferred tax assets, and the determination of pension obligations are particularly subject to change.
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at March 31, 2022, and its consolidated results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
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

2.EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At March 31, 2022 and 2021, respectively, the ESOP held 3,358,381 and 3,791,721 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended March 31,
	2022			2021
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$15,845			$23,009
Less: income allocated to restricted stock units	368			401
Basic earnings per share:
Income available to common shareholders	$15,477	277,423,493	$0.06	$22,608	276,716,978	$0.08
Diluted earnings per share:
Effect of dilutive potential common shares		1,396,046			1,876,325
Income available to common shareholders	$15,477	278,819,539	$0.06	$22,608	278,593,303	$0.08

	For the Six Months Ended March 31,
	2022			2021
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$31,985			$48,011
Less: income allocated to restricted stock units	737			813
Basic earnings per share:
Income available to common shareholders	$31,248	277,323,217	$0.11	$47,198	276,464,037	$0.17
Diluted earnings per share:
Effect of dilutive potential common shares		1,541,728			1,827,601
Income available to common shareholders	$31,248	278,864,945	$0.11	$47,198	278,291,638	$0.17

    The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Options to purchase shares	407,900	—	407,900	442,900
Restricted and performance stock units	50,000	—	—	—

3.INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below. Accrued interest in the periods presented is $915 and $852 as of March 31, 2022 and September 30, 2021, respectively, and is reported in accrued interest receivable on the unaudited CONSOLIDATED STATEMENTS OF CONDITION.

	March 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$454,836	$75	$(20,771)	$434,140
Fannie Mae certificates	5,177	70	(4)	5,243
U.S. government and agency obligations	4,064	—	(225)	3,839
Total	$464,077	$145	$(21,000)	$443,222

	September 30, 2021
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$415,149	$2,420	$(1,328)	$416,241
Fannie Mae certificates	5,393	149	—	5,542
Total	$420,542	$2,569	$(1,328)	$421,783

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at March 31, 2022 and September 30, 2021, were as follows:

	March 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$392,554	$19,002	$24,253	$1,769	$416,807	$20,771
Fannie Mae certificates	3,994	4	—	—	3,994	4
U.S. government and agency obligations	3,839	225	—	—	3,839	225
Total	$400,387	$19,231	$24,253	$1,769	$424,640	$21,000

	September 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$201,279	$1,290	$6,261	$38	$207,540	$1,328
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

Since the decline in value is attributable to changes in market interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities for the time periods necessary to recover the amortized cost, the Company expects to receive all contractual cash flows from these investments. Therefore, no allowance for credit losses is recorded with respect to securities as of March 31, 2022. At March 31, 2022, the amortized cost and fair value of U.S. government obligations, categorized as due in more than one year but less than five years, are $4,064 and $3,839, respectively.

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	March 31, 2022	September 30, 2021
Real estate loans:
Residential Core	$10,675,662	$10,215,275
Residential Home Today	58,006	63,823
Home equity loans and lines of credit	2,375,473	2,214,252
Construction	101,540	80,537
Real estate loans	13,210,681	12,573,887
Other loans	2,589	2,778
Add (deduct):
Deferred loan expenses, net	47,372	44,859
Loans in process	(60,343)	(48,200)
Allowance for credit losses on loans	(64,324)	(64,289)
Loans held for investment, net	$13,135,975	$12,509,035
Loans are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses. Accrued interest is $29,993 and $30,255 as of March 31, 2022 and September 30, 2021, respectively, and is reported in accrued interest receivable on the unaudited CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. As of March 31, 2022 and September 30, 2021, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio was 55% as of both dates, and the percentage held in Florida was 18%, as of both dates. As of March 31, 2022 and September 30, 2021, home equity loans and lines of credit were concentrated in the states of Ohio (27% and 29% respectively), Florida (20% as of both dates), and California (16% and 15% respectively).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $4,538,544 and $4,646,760 at March 31, 2022 and September 30, 2021, respectively.
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers and most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after September 30, 2016. Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At March 31, 2022 and September 30, 2021, approximately 10% and 11%, respectively, of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co.(PMIC), which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 78.5%. Appropriate adjustments have been made to the Company’s affected charge-offs. The amount of loans in the Company's owned residential portfolio covered by mortgage insurance provided by PMIC as of March 31, 2022 and September 30, 2021, respectively, was $12,184 and $14,697, of which $11,687 and $13,818 was current. The amount of loans in the Company's owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation (MGIC) as of March 31, 2022 and September 30, 2021, respectively, was $6,741 and $8,192, of which $6,582 and $8,010 was current. As of March 31, 2022, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claim payments in accordance with its contractual obligations. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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
As of March 31, 2022, some of our borrowers have experienced unemployment or reduced income as a result of the COVID-19 global pandemic and have requested some type of loan payment forbearance. At March 31, 2022 and September 30, 2021, respectively, active forbearance plans offered to borrowers affected by COVID-19 totaled $7,186 and $21,784.
Loans held for sale include loans originated within the parameters of programs established by Fannie Mae, for sale to Fannie Mae, and loans originated for the held for investment portfolio that are later identified for sale. During the three and six months ended March 31, 2022 and March 31, 2021, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At March 31, 2022 and September 30, 2021, respectively, mortgage loans held for sale totaled $0 and $8,848. During the three and six months ended March 31, 2022, the principal balance of loans sold was $0 and $101,666, including $0 in contracts pending settlement. During the three and six months ended March 31, 2021, the principal balance of loans sold was $223,971 and $517,468, respectively, including $24,509 in contracts pending settlement. During the three and six months ended March 31, 2022, the amortized cost of loans originated as held for sale that were subsequently transferred to the held for investment portfolio was $16,075. This transfer was due to recent changes in market pricing, affected by the rise in long-term interest rates, and managements' intent to hold the loans in portfolio until maturity or for the foreseeable future. During the three and six months ended March 31, 2021, there were no transfers to the held for investment portfolio.
DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at March 31, 2022 and September 30, 2021 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process. The balance of loans in payment deferral programs in response to COVID-19, which are performing according to their modified terms, are generally reported as current.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
March 31, 2022
Real estate loans:
Residential Core	$3,362	$2,885	$8,841	$15,088	$10,679,472	$10,694,560
Residential Home Today	1,153	126	2,128	3,407	54,163	57,570
Home equity loans and lines of credit	984	751	2,644	4,379	2,400,858	2,405,237
Construction	—	—	—	—	40,343	40,343
Total real estate loans	5,499	3,762	13,613	22,874	13,174,836	13,197,710
Other loans	—	—	—	—	2,588	2,588
Total	$5,499	$3,762	$13,613	$22,874	$13,177,424	$13,200,298

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2021
Real estate loans:
Residential Core	$3,642	$2,263	$9,370	$15,275	$10,218,347	$10,233,622
Residential Home Today	948	961	2,068	3,977	59,432	63,409
Home equity loans and lines of credit	938	300	4,231	5,469	2,236,449	2,241,918
Construction	—	—	—	—	31,597	31,597
Total real estate loans	5,528	3,524	15,669	24,721	12,545,825	12,570,546
Other loans	—	—	—	—	2,778	2,778
Total	$5,528	$3,524	$15,669	$24,721	$12,548,603	$12,573,324
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
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative or individual valuation allowance, primarily because they have already been collaterally reviewed and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. Balances are adjusted for deferred loan fees and expenses. There are no loans 90 or more days past due and still accruing at March 31, 2022 or September 30, 2021.

	March 31, 2022		September 30, 2021
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$21,501	$23,109	$23,748	$24,892
Residential Home Today	7,253	7,661	7,730	8,043
Home equity loans and lines of credit	8,097	8,504	9,992	11,110
Total non-accrual loans	$36,851	$39,274	$41,470	$44,045

At March 31, 2022 and September 30, 2021, respectively, the amortized cost in non-accrual loans includes $25,661 and $28,385 which are performing according to the terms of their agreement, of which $14,753 and $16,495 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. At March 31, 2022 and September 30, 2021, real estate loans include $6,851 and $2,296, respectively, of loans that were in the process of foreclosure.
Interest on loans in accrual status is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $250 and $436 for the three and six months ended March 31, 2022 and $225 and $445 for three and six months ended March 31, 2021, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a TDR that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed and have not reaffirmed or been dismissed.
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

Residential mortgage loans, home equity loans and lines of credit and construction loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for credit losses on a loan by loan basis at each reporting date for as long as they are reported as TDRs. The credit loss evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the amortized costs over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other loans are not considered for restructuring.
At March 31, 2022 and September 30, 2021, respectively, allowances on individually reviewed TDRs (IVAs), evaluated for credit losses based on the present value of cash flows, were $11,105 and $12,073. All other individually evaluated loans received a charge-off, if applicable.
The allowance for credit losses represents the estimate of lifetime losses in the loan portfolio and unfunded loan commitments. An allowance is established using relevant available information, relating to past events, current conditions and supportable forecasts. The Company utilizes loan level regression models with forecasted economic data to derive the probability of default and loss given default factors. These factors are used to calculate the loan level credit loss over a 24-month period with an immediate reversion to historical mean loss rates for the remaining life of the loans.

Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors, are recognized when forecasted economic data used in the model differs from management's view or contains significant unobservable changes within a short period, particularly when those changes are directionally positive. Identifiable model limitations may also lead to qualitative adjustments, such as those made to reflect the expected recovery of loan amounts previously charged off, beyond what the model is able to project. The qualitative adjustments resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. The net qualitative adjustment at March 31, 2022 was a net reduction of $6,165. Adjustments are evaluated quarterly based on current facts and circumstances.

Activity in the allowance for credit losses by portfolio segment is summarized as follows. See Note 11. LOAN COMMITMENTS AND CONTINGENT LIABILITIES for further details on the allowance for unfunded commitments.

	For the Three Months Ended March 31, 2022
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$44,472	$980	$(132)	$1,149	$46,469
Residential Home Today	(94)	(1,561)	(94)	899	(850)
Home equity loans and lines of credit	18,852	(1,313)	(374)	1,260	18,425
Construction	346	(66)	—	—	280
Total real estate loans	$63,576	$(1,960)	$(600)	$3,308	$64,324
Total Unfunded Loan Commitments (1)	$25,641	$960	$—	$—	$26,601
Total Allowance for Credit Losses	$89,217	$(1,000)	$(600)	$3,308	$90,925

	For the Three Months Ended March 31, 2021
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$46,351	$88	$(408)	$515	$46,546
Residential Home Today	(568)	(489)	(199)	551	(705)
Home equity loans and lines of credit	23,752	(3,417)	(764)	1,665	21,236
Construction	755	(83)	—	—	672
Total real estate loans	$70,290	$(3,901)	$(1,371)	$2,731	$67,749
Total Unfunded Loan Commitments (1)	$22,052	$(99)	$—	$—	$21,953
Total Allowance for Credit Losses	$92,342	$(4,000)	$(1,371)	$2,731	$89,702

	For the Six Months Ended March 31, 2022
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$44,523	$474	$(158)	$1,630	$46,469
Residential Home Today	15	(2,246)	(106)	1,487	(850)
Home equity loans and lines of credit	19,454	(2,842)	(611)	2,424	18,425
Construction	297	(17)	—	—	280
Total real estate loans	$64,289	$(4,631)	$(875)	$5,541	$64,324
Total Unfunded Loan Commitments (1)	$24,970	$1,631	$—	$—	$26,601
Total Allowance for Credit Losses	$89,259	$(3,000)	$(875)	$5,541	$90,925

	For the Six Months Ended March 31, 2021
	Beginning Balance	Adoption of ASU 2016-13	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$22,381	$23,927	$(268)	$(469)	$975	$46,546
Residential Home Today	5,654	(5,217)	(1,808)	(308)	974	(705)
Home equity loans and lines of credit	18,898	5,258	(4,366)	(1,448)	2,894	21,236
Construction	4	127	541	—	—	672
Total real estate loans	$46,937	$24,095	$(5,901)	$(2,225)	$4,843	$67,749
Total Unfunded Loan Commitments (1)	$—	$22,052	$(99)	$—	$—	$21,953
Total Allowance for Credit Losses	$46,937	$46,147	$(6,000)	$(2,225)	$4,843	$89,702
(1) Total allowance for unfunded loan commitments is recorded in other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION (unaudited) and primarily relates to undrawn home equity lines of credit

CLASSIFIED LOANS
The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade as of the dates presented. Revolving loans reported at amortized cost include home equity lines of credit currently in their draw period. Revolving loans converted to term are home equity lines of credit that are in repayment. Home equity loans and bridge loans are segregated by origination year. Loans, or the portions of loans, classified as loss are fully charged off in the period in which they are determined to be uncollectible; therefore they are not included in the following table. No Home Today loans are classified Special Mention and no construction loans are classified Substandard for both periods presented. No construction loans are classified Special Mention at March 31, 2022. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2022	2021	2020	2019	2018	Prior	Cost Basis	To Term	Total
March 31, 2022
Real estate loans:
Residential Core
Pass	$1,720,806	$2,387,114	$1,609,367	$684,246	$738,310	$3,500,826	$—	$—	$10,640,669
Special Mention	—	355	713	109	468	827	—	—	2,472
Substandard	—	854	3,626	3,909	4,534	38,496	—	—	51,419
Total Residential Core	1,720,806	2,388,323	1,613,706	688,264	743,312	3,540,149	—	—	10,694,560
Residential Home Today (1)
Pass	—	—	—	—	—	47,875	—	—	47,875
Substandard	—	—	—	—	—	9,695	—	—	9,695
Total Residential Home Today	—	—	—	—	—	57,570	—	—	57,570
Home equity loans and lines of credit
Pass	37,391	35,104	10,919	9,482	9,025	$12,652	2,167,790	106,856	2,389,219
Special Mention	—	—	—	12	—	8	642	423	1,085
Substandard	—	31	—	75	70	394	4,682	9,681	14,933
Total Home equity loans and lines of credit	37,391	35,135	10,919	9,569	9,095	13,054	2,173,114	116,960	2,405,237
Construction
Total Pass Construction	10,222	29,903	218	—	—	—	—	—	40,343
Total real estate loans
Pass	1,768,419	2,452,121	1,620,504	693,728	747,335	3,561,353	2,167,790	106,856	13,118,106
Special Mention	—	355	713	121	468	835	642	423	3,557
Substandard	—	$885	$3,626	$3,984	$4,604	$48,585	$4,682	$9,681	$76,047
Total real estate loans	$1,768,419	$2,453,361	$1,624,843	$697,833	$752,407	$3,610,773	$2,173,114	$116,960	$13,197,710
(1) No new originations of Home Today loans since fiscal 2016.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2021	2020	2019	2018	2017	Prior	Cost Basis	To Term	Total
September 30, 2021
Real estate loans:
Residential Core
Pass	$2,637,782	$1,807,652	$784,462	$860,150	$1,016,853	$3,042,398	$—	$—	$10,149,297
Special Mention	22,711	703	110	709	300	759	—	—	25,292
Substandard	—	4,029	4,470	4,860	4,813	40,861	—	—	59,033
Total Residential Core	2,660,493	1,812,384	789,042	865,719	1,021,966	3,084,018	—	—	10,233,622
Residential Home Today (1)
Pass	—	—	—	—	—	53,076	—	—	53,076
Substandard	—	—	—	—	—	10,333	—	—	10,333
Total Residential Home Today	—	—	—	—	—	63,409	—	—	63,409
Home equity loans and lines of credit
Pass	48,427	14,488	12,325	11,891	10,423	$6,478	1,990,195	129,336	2,223,563
Special Mention	—	—	13	—	—	10	1,182	292	1,497
Substandard	—	—	148	57	304	33	4,746	11,570	16,858
Total Home equity loans and lines of credit	48,427	14,488	12,486	11,948	10,727	6,521	1,996,123	141,198	2,241,918
Construction
Pass	26,587	3,890	—	—	—	—	—	—	30,477
Special Mention	1,120	—	—	—	—	—	—	—	1,120
Total Construction	27,707	3,890	—	—	—	—	—	—	31,597
Total real estate loans
Pass	2,712,796	1,826,030	796,787	872,041	1,027,276	3,101,952	1,990,195	129,336	12,456,413
Special Mention	23,831	703	123	709	300	769	1,182	292	27,909
Substandard	—	$4,029	$4,618	$4,917	$5,117	$51,227	$4,746	$11,570	$86,224
Total real estate loans	$2,736,627	$1,830,762	$801,528	$877,667	$1,032,693	$3,153,948	$1,996,123	$141,198	$12,570,546
(1) No new originations of Home Today loans since fiscal 2016.
The home equity lines of credit converted from revolving to term loans during the three and six months ended March 31, 2022 totaled $212 and $252 and during the three and six months ended March 31, 2021 totaled $3,055 and $5,795, respectively. The amount of conversions to term loans is expected to remain low for several years since the length of the draw period on new originations changed from five to ten years in 2016.
Residential loans are internally assigned a grade that complies with the guidelines outlined in the OCC’s Handbook for Rating Credit Risk. Pass loans are assets well protected by the current paying capacity of the borrower. Special Mention loans have a potential weakness, as evaluated based on delinquency status or nature of the product, that the Company deems to deserve management’s attention and may result in further deterioration in their repayment prospects and/or the Company’s credit position. Included in Special Mention loans are residential mortgage loans purchased which were current and performing at the time of purchase, but due to the absence of mortgage insurance coverage are potentially weaker repayment prospects when compared with the Company's originated residential Core portfolio. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Also included in Substandard are performing home equity loans and lines of credit where the customer has a severely delinquent first mortgage to which the performing home equity loan or line of credit is subordinate and all loans in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed. Loss loans are considered uncollectible and are charged off when identified. Loss loans are of such little value that their continuance as bankable assets is not warranted even though partial recovery may be effected in the future.
At March 31, 2022 and September 30, 2021, respectively, $78,873 and $83,708 of TDRs individually evaluated for credit loss have adequately performed under the terms of the restructuring and are classified as Pass loans. At March 31, 2022 and September 30, 2021, respectively, $698 and $24,042 of loans classified Special Mention are residential mortgage loans and home equity lines of credit identified, after origination, as being underwritten with altered income documentation, that have not yet demonstrated repayment performance over a minimum period.
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At March 31, 2022 and September 30, 2021, no other loans were graded as non-performing.
TROUBLED DEBT RESTRUCTURINGS
Initial concessions granted for loans restructured as TDRs may include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also may occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company. The amortized cost in TDRs by category as of March 31, 2022 and September 30, 2021 is shown in the tables below.

March 31, 2022	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$32,555	$18,548	$11,112	$62,215
Residential Home Today	11,919	12,232	2,319	26,470
Home equity loans and lines of credit	24,460	2,866	1,502	28,828
Total	$68,934	$33,646	$14,933	$117,513

September 30, 2021	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$33,394	$20,499	$12,962	$66,855
Residential Home Today	12,640	13,409	2,556	28,605
Home equity loans and lines of credit	26,550	3,424	1,675	31,649
Total	$72,584	$37,332	$17,193	$127,109
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
For all TDRs restructured during the three and six months ended March 31, 2022 and March 31, 2021 (set forth in the tables below), the pre-restructured outstanding amortized cost was not materially different from the post-restructured outstanding amortized cost.
The following tables set forth the amortized cost in TDRs restructured during the periods presented.

	For the Three Months Ended March 31, 2022
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$1,991	$575	$202	$2,768
Residential Home Today	65	253	38	356
Home equity loans and lines of credit	217	67	100	384
Total	$2,273	$895	$340	$3,508

	For the Three Months Ended March 31, 2021
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$3,051	$970	$534	$4,555
Residential Home Today	162	613	17	792
Home equity loans and lines of credit	218	513	37	768
Total	$3,431	$2,096	$588	$6,115

	For the Six Months Ended March 31, 2022
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$2,701	$754	$510	$3,965
Residential Home Today	196	466	50	712
Home equity loans and lines of credit	239	98	144	481
Total	$3,136	$1,318	$704	$5,158

	For the Six Months Ended March 31, 2021
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$5,159	$1,487	$911	$7,557
Residential Home Today	191	1,076	110	1,377
Home equity loans and lines of credit	362	776	87	1,225
Total	$5,712	$3,339	$1,108	$10,159

The tables below summarize information about TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the periods presented.

	For the Three Months Ended March 31,
	2022		2021
TDRs That Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Residential Core	6	$851	3	$421
Residential Home Today	7	99	7	241
Home equity loans and lines of credit	1	149	1	22
Total	14	$1,099	11	$684

	For the Six Months Ended March 31,
	2022		2021
TDRs That Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Residential Core	6	$851	3	$421
Residential Home Today	7	99	7	241
Home equity loans and lines of credit	1	149	3	92
Total	14	$1,099	13	$754

5.DEPOSITS
Deposit account balances are summarized as follows:

	March 31, 2022	September 30, 2021
Checking accounts	$1,404,666	$1,132,910
Savings accounts, excluding money market accounts	1,336,109	1,263,309
Money market accounts	552,273	563,931
Certificates of deposit	5,714,196	6,031,603
	9,007,244	8,991,753
Accrued interest	1,103	1,852
Total deposits	$9,008,347	$8,993,605
Brokered deposits, which are used as a cost effective funding alternative, consist of certificates of deposit and checking accounts. Brokered certificates of deposits (exclusive of acquisition costs and subsequent amortization) totaled $453,893 at March 31, 2022 and $491,994 at September 30, 2021. Brokered checking accounts totaled $200,031 at March 31, 2022. There were no brokered checking accounts at September 30, 2021. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at March 31, 2022 and September 30, 2021, the Association may accept brokered deposits without FDIC restrictions.
6.    BORROWED FUNDS
Federal Home Loan Bank borrowings at March 31, 2022 are summarized in the table below.

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$2,665,404	0.48%
13 to 24 months	325,000	1.57%
25 to 36 months	375,000	1.51%
37 to 48 months	75,000	1.00%
49 to 60 months	100,940	1.16%
Over 60 months	11,915	1.58%
Total FHLB Advances	3,553,259	0.72%
Accrued interest	2,066
Total	$3,555,325
All borrowings have fixed rates during their term ranging up to 240 months. Interest is payable monthly for long-term advances and at maturity for FHLB swap based three-month and overnight advances. For the three and six month periods ended March 31, 2022 and March 31, 2021 net interest expense related to Federal Home Loan Bank short-term borrowings was $10,837 and $23,040, and $12,712 and $25,836 respectively.

Through the use of interest rate swaps discussed in Note 13. DERIVATIVE INSTRUMENTS, $2,075,000 of FHLB advances included in the table above as maturing in 12 months or less, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

	Amount	Swap Adjusted Weighted Average Rate
Effective maturity:
12 months or less	$650,000	1.92%
13 to 24 months	100,000	1.03%
25 to 36 months	450,000	1.54%
37 to 48 months	500,000	2.01%
49 to 60 months	375,000	2.25%
Over 60 months	—	—%
Total FHLB Advances under swap contracts	$2,075,000	1.88%

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	March 31, 2022				March 31, 2021
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(2,122)	$(37,561)	$(10,456)	$(50,139)	$3,321	$(103,007)	$(21,887)	$(121,573)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $9,547 and $7,413	(14,061)	46,340	(14)	32,265	(485)	25,281	—	24,796
Amounts reclassified, net of tax expense (benefit) of $2,036 and $2,454	—	6,947	96	7,043	—	8,708	466	9,174
Other comprehensive income (loss)	(14,061)	53,287	82	39,308	(485)	33,989	466	33,970
Balance at end of period	$(16,183)	$15,726	$(10,374)	$(10,831)	$2,836	$(69,018)	$(21,421)	$(87,603)

	For the Six Months Ended				For the Six Months Ended
	March 31, 2022				March 31, 2021
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$961	$(58,210)	$(10,552)	$(67,801)	$4,694	$(114,306)	$(22,353)	$(131,965)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $12,277 and $7,939	(17,144)	58,610	(14)	41,452	(1,858)	27,726	—	25,868
Amounts reclassified, net of tax expense (benefit) of $4,486 and $4,947	—	15,326	192	15,518	—	17,562	932	18,494
Other comprehensive income (loss)	(17,144)	73,936	178	56,970	(1,858)	45,288	932	44,362
Balance at end of period	$(16,183)	$15,726	$(10,374)	$(10,831)	$2,836	$(69,018)	$(21,421)	$(87,603)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended March 31,		For the Six Months Ended March 31,		Line Item in the Consolidated Statements of Income
	2022	2021	2022	2021
Cash flow hedges:
Interest expense	$8,955	$11,023	$19,756	$22,231	Interest expense
Net income tax effect	(2,008)	(2,315)	(4,430)	(4,669)	Income tax expense
Net of income tax expense	6,947	8,708	15,326	17,562

Amortization of defined benefit plan:
Actuarial loss	124	605	248	1,210	(a)
Net income tax effect	(28)	(139)	(56)	(278)	Income tax expense
Net of income tax expense	96	466	192	932

Total reclassifications for the period	$7,043	$9,174	$15,518	$18,494

(a) This item is included in the computation of net periodic pension cost. See Note 9. DEFINED BENEFIT PLAN for additional disclosure.
8.    INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and city jurisdictions. The Company’s combined federal and state effective income tax rate was 19.4% and 19.7% for the six months ended March 31, 2022 and March 31, 2021, respectively.

The Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2018. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the six months ended March 31, 2022 and March 31, 2021.

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
The components of net periodic cost recognized in other non-interest expense in the UNAUDITED CONSOLIDATED STATEMENTS OF INCOME are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Interest cost	$610	$609	$1,221	$1,218
Expected return on plan assets	(1,301)	(1,175)	(2,602)	(2,351)
Amortization of net loss	124	605	248	1,210
Recognized net loss due to settlement	—	407	—	407
Net periodic (benefit) cost	$(567)	$446	$(1,133)	$484
There were no required minimum employer contributions during the six months ended March 31, 2022. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2022.

10.    EQUITY INCENTIVE PLAN
In December 2021, 126,200 restricted stock units were granted to certain directors, officers and managers of the Company and 53,100 performance share units were granted to certain officers of the Company. During the six months ended March 31, 2022, there were 6,477 performance shares earned and added to those granted in December 2019, according to the targeted performance formula. The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Stock option expense	$—	$—	$—	$68
Restricted stock units expense	748	1,104	1,646	2,334
Performance share units expense	185	$443	313	711
Total stock-based compensation expense	$933	$1,547	$1,959	$3,113
At March 31, 2022, 2,385,475 shares were subject to vested options, with a weighted average exercise price of $15.08 per share and a weighted average grant date fair value of $2.55 per share. At March 31, 2022, 502,088 restricted stock units and 169,954 performance share units with a weighted average grant date fair value of $17.75 and $18.46 per unit, respectively, are unvested. Expected future compensation expense relating to the 1,281,815 restricted stock units and 177,604 performance share units outstanding as of March 31, 2022 is $5,314 over a weighted average period of 2.1 years and $1,407 over a weighted average period of 2.2 years, respectively. Each unit is equivalent to one share of common stock.

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
Off-balance sheet commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in assets on the CONSOLIDATED STATEMENTS OF CONDITION. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. The Company generally uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance related to off-balance sheet commitments is recorded in other liabilities in the CONSOLIDATED STATEMENTS OF CONDITION. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES for discussion on credit loss methodology. Interest rate risk on commitments to extend credit results from the possibility that interest rates may move unfavorably from the position of the Company since the time the commitment was made.
At March 31, 2022, the Company had commitments to originate loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$486,677	$1,951
Adjustable-rate mortgage loans	162,506	671
Home equity loans and lines of credit	220,875	2,405
Total	$870,058	$5,027
At March 31, 2022, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$3,681,957	$20,998
Construction loans	61,843	576
Total	$3,743,800	$21,574
At March 31, 2022, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $3,704,111.
At March 31, 2022 and September 30, 2021, respectively, the Company had no commitments to securitize and sell mortgage loans.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At March 31, 2022 and September 30, 2021, there were no loans held for sale subject to pending agency contracts for which the fair value option was elected. Included in the net gain on the sale of loans is $0 for the three and six months ending March 31, 2022, and $797 for the three and six months ending March 31, 2021, related to the changes during the period in fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2022 and September 30, 2021, respectively, this includes $443,222 and $421,783 of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At March 31, 2022 and September 30, 2021, there were no loans held for sale measured at fair value and $0 and $8,848, respectively, of loans held for sale carried at cost. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Loans held for investment that have been restructured in TDRs, are performing according to the restructured terms of the loan agreement and not evaluated based on collateral are individually evaluated for credit loss using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At March 31, 2022 and September 30, 2021, respectively, this included $79,854 and $84,594 in amortized cost of TDRs with related allowances for loss of $11,105 and $12,073.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at March 31, 2022 and September 30, 2021 were $131 and $289, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At March 31, 2022 and September 30, 2021, these adjustments were not significant to reported fair values. At March 31, 2022 and September 30, 2021, respectively, $150 and $66 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis, where the cost basis equals or exceeds the estimated fair values less costs to dispose of $19 and $9, respectively. There were no properties carried at their original or adjusted cost basis at March 31, 2022 and $231 as of September 30, 2021.
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
Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at March 31, 2022 and September 30, 2021 are summarized below. There were no liabilities carried at fair value on a recurring basis at March 31, 2022 or September 30, 2021.

		Recurring Fair Value Measurements at Reporting Date Using
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$434,140	$—	$434,140	$—
Fannie Mae certificates	5,243	—	5,243	—
U.S. government and agency obligations	3,839	—	3,839	—
Total	$443,222	$—	$443,222	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMIC's	$416,241	$—	$416,241	$—
Fannie Mae certificates	5,542	—	5,542	—
Derivatives:
Interest rate lock commitments	525	—	—	525
Total	$422,308	$—	$421,783	$525

The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Beginning balance	$247	$1,231	$525	$1,194
(Loss)/Gain during the period due to changes in fair value:
Included in other non-interest income	—	(410)	(278)	(373)
Ending balance	$247	$821	$247	$821
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$247	$821	$247	$821
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$72,713	$—	$—	$72,713
Real estate owned(1)	150	$—	$—	150
Total	$72,863	$—	$—	$72,863

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$83,854	$—	$—	$83,854
Real estate owned(1)	66	—	—	66
Total	$83,920	$—	$—	$83,920
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

	Fair Value
	March 31, 2022	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$72,713	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	34%	4.2%

	Fair Value
	September 30, 2021	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$83,854	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	34%	4.0%

Interest rate lock commitments	$525	Quoted Secondary Market pricing	Closure rate	0	-	100%	66.1%

The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	March 31, 2022
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$24,395	$24,395	$24,395	$—	$—
Interest earning cash equivalents	346,276	346,276	346,276	—	—
Investment securities available for sale	443,222	443,222	—	443,222	—
Loans, net:
Mortgage loans held for investment	13,133,386	12,788,749	—	—	12,788,749
Other loans	2,589	2,589	—	—	2,589
Federal Home Loan Bank stock	162,783	162,783	N/A	—	—
Accrued interest receivable	30,908	30,908	—	30,908	—
Cash collateral received from or held by counterparty	28,785	28,785	28,785	—	—
Liabilities:
Checking and passbook accounts	$3,293,048	$3,293,048	$—	$3,293,048	$—
Certificates of deposit	5,715,299	5,748,969	—	5,748,969	—
Borrowed funds	3,555,325	3,541,072	—	3,541,072	—
Borrowers’ advances for insurance and taxes	95,199	95,199	—	95,199	—
Principal, interest and escrow owed on loans serviced	33,034	33,034	—	33,034	—

	September 30, 2021
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$27,346	$27,346	$27,346	$—	$—
Interest earning cash equivalents	460,980	460,980	460,980	—	—
Investment securities available for sale	421,783	421,783	—	421,783	—
Mortgage loans held for sale	8,848	8,982	—	8,982	—
Loans, net:
Mortgage loans held for investment	12,506,257	12,777,375	—	—	12,777,375
Other loans	2,778	2,778	—	—	2,778
Federal Home Loan Bank stock	162,783	162,783	N/A	—	—
Accrued interest receivable	31,107	31,107	—	31,107	—
Cash collateral received from or held by counterparty	24,236	24,236	24,236	—	—
Derivatives	525	525	—	—	525
Liabilities:
Checking and passbook accounts	$2,960,150	$2,960,150	$—	$2,960,150	$—
Certificates of deposit	6,033,455	6,118,018	—	6,118,018	—
Borrowed funds	3,091,815	3,106,277	—	3,106,277	—
Borrowers’ advances for insurance and taxes	109,633	109,633	—	109,633	—
Principal, interest and escrow owed on loans serviced	41,476	41,476	—	41,476	—

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

13.    DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At March 31, 2022 and September 30, 2021, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 2.4 years and 2.5 years and weighted average fixed-rate interest payments of 1.88% for both periods.
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at March 31, 2022.
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

	March 31, 2022		September 30, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$1,000,000	$—	$250,000	$—
Other Liabilities	1,075,000	—	2,200,000	—
Total cash flow hedges: Interest rate swaps	$2,075,000	$—	$2,450,000	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$—	$—	$24,826	$525
Total derivatives not designated as hedging instruments	$—	$—	$24,826	$525

The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

		Three Months Ended		Six Months Ended
	Location of Gain or (Loss)	March 31,		March 31,
	Recognized in Income	2022	2021	2022	2021
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$59,932	$32,834	$75,825	$36,205
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	(8,955)	(11,023)	(19,756)	(22,231)

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$—	$(410)	$(278)	$(373)
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	22	47	—	(162)

The Company estimates that $1,688 of the amounts reported in AOCI will be reclassified as a debit to interest expense during the twelve months ending March 31, 2023.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. At March 31, 2022 and September 30, 2021, there was $28,785 and $24,236, respectively, included in other assets related to initial margin requirements held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

14.    RECENT ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements adopted this quarter.

Issued but not yet adopted as of March 31, 2022

In March of 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging – Portfolio Layer Method. The amendments in this Update amend the guidance in ASU 2017-12 relating to the “last-of-layer” method and rename the method as the “portfolio layer” method. It expands the scope of existing guidance so that entities can apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. Additionally, the standards expands the current model to explicitly allow entities to designate multiple layers in a single portfolio as individual hedged items. This allows a larger portion of the interest rate risk associated with such a portfolio to be hedged. The Update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted in any interim period after its issuance. The Company will early adopt this Update effective April 1, 2022. This Update is not expected to have a material impact on its consolidated financial condition or results of operations.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326). The amendments in this Update eliminate the accounting guidance for TDR by creditors, while enhancing disclosure requirements for certain loan refinancings and restructuring by creditors when the borrower is experiencing financial difficulty. This will be done by applying the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, this amendment requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. This update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact that this accounting guidance may have on its consolidated financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include, among other things:
●	statements of our goals, intentions and expectations;
●	statements regarding our business plans and prospects and growth and operating strategies;
●	statements concerning trends in our provision for credit losses and charge-offs on loans and off-balance sheet exposures;
●	statements regarding the trends in factors affecting our financial condition and results of operations, including credit quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

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

●	the inability of third-party providers to perform their obligations to us;
●	the effects of global or national war, conflict or acts of terrorism;
●	civil unrest;
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
Since being organized in 1938, we grew to become, at the time of our initial public offering of stock in 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with Having Fun.” Our values are reflected in the design and pricing of our loan and deposit products, as described below. Our values are further reflected in a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office was established and continues to be located, and where the educational programs we have established and/or support are located. We intend to continue to adhere to our primary values and to support our customers and the communities in which we operate as we pursue our mission to help people achieve the dream of home ownership and financial security while creating value for our shareholders, our customers, our communities and our associates.
Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and diverse funding sources to support our growth; and (4) monitoring and controlling our operating expenses.
Controlling Our Interest Rate Risk Exposure. Historically, our greatest risk has been our exposure to changes in interest rates. When we hold longer-term, fixed-rate assets, funded by liabilities with shorter-term re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding longer-term, fixed-rate mortgage assets primarily by maintaining regulatory capital in excess of levels required to be well capitalized, by promoting adjustable-rate loans and shorter-term fixed-rate loans, by marketing home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate, by opportunistically extending the duration of our funding sources and selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. The decision to extend the duration of some of our funding sources through interest rate swap contracts in the past has also caused additional interest rate risk exposure, when market interest rates are lower than the rates in effect at the time the swap contracts were executed. Any rate difference is reflected in the level of cash flow hedges included in accumulated other comprehensive loss.
Levels of Regulatory Capital
At March 31, 2022, the Company’s Tier 1 (leverage) capital totaled $1.81 billion, or 12.66% of net average assets and 22.24% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.57 billion, or 10.99% of net average assets and 19.30% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Six Months Ended March 31, 2022		For the Six Months Ended March 31, 2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$448,185	25.7%	$676,723	32.8%
Fixed-rate production:
Terms less than or equal to 10 years	299,689	17.2	366,776	17.8
Terms greater than 10 years	993,272	57.1	1,019,914	49.4
Total fixed-rate production	1,292,961	74.3	1,386,690	67.2
Total First Mortgage Loan Originations	$1,741,146	100.0%	$2,063,413	100.0%

	March 31, 2022		September 30, 2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of Residential Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$4,538,544	42.2%	$4,646,760	45.2%
Fixed-rate:
Terms less than or equal to 10 years	1,367,504	12.8	1,309,407	12.7
Terms greater than 10 years	4,827,620	45.0	4,322,931	42.1
Total fixed-rate	6,195,124	57.8	5,632,338	54.8
Total Residential Mortgage Loans Held For Investment	$10,733,668	100.0%	$10,279,098	100.0%
The following table sets forth the balances as of March 31, 2022 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2022	$61,629
2023	309,221
2024	364,186
2025	738,389
2026	1,649,622
2027	1,415,497
Total	$4,538,544
At March 31, 2022, there were no mortgage loans held for sale compared to $8.8 million at September 30, 2021, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae.

Loan Portfolio Yield
    The following tables set forth the balance and interest yield as of March 31, 2022 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	March 31, 2022
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,367,504	10.4%	2.62%
Terms greater than 10 years	4,827,620	36.5%	3.43%
Total Fixed-Rate loans	6,195,124	46.9%	3.25%

ARMs	4,538,544	34.3%	2.67%
Home Equity Loans and Lines of Credit	2,375,473	18.0%	2.73%
Construction and Other Loans	104,129	0.8%	2.74%
Total Loans Receivable	$13,213,270	100.0%	2.95%

	March 31, 2022
	Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$5,914,598	44.8%	3.20%
Florida	1,986,997	15.0%	2.91%
Other	2,832,073	21.4%	2.63%
Total Residential Mortgage Loans	10,733,668	81.2%	3.00%
Home Equity Loans and Lines of Credit
Ohio	644,421	4.9%	2.79%
Florida	473,009	3.6%	2.73%
California	381,565	2.9%	2.72%
Other	876,478	6.6%	2.68%
Total Home Equity Loans and Lines of Credit	2,375,473	18.0%	2.73%
Construction and Other Loans	104,129	0.8%	2.74%
Total Loans Receivable	$13,213,270	100.0%	2.95%

Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate, that provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. At March 31, 2022, the principal balance of home equity lines of credit totaled $2.14 billion. Our home equity lending is discussed in the Allowance for Credit Losses section of the Lending Activities.
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
During the six months ended March 31, 2022, the balance of deposits increased $14.7 million, which included a $38.1 million decrease in the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization). Additionally, during the six months ended March 31, 2022, we increased total FHLB of Cincinnati advances $463.5 million, by adding $250.0 million of new two-to-four year advances and $590.0 million in overnight borrowings, partially offset by a $375.0 million decrease in 90 day advances and their related swap contracts which matured and were paid off. The balance of our advances from the FHLB of Cincinnati at March 31, 2022 consist of both overnight and term advances from the FHLB of Cincinnati; as well as shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances. Interest rate swaps are discussed later in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. The sales of first mortgage loans increased significantly during fiscal 2020 and fiscal 2021 due to an increase in the number of fixed-rate refinances. At March 31, 2022, we serviced $2.16 billion of loans for others. In deciding whether to sell loans to manage interest rate risk, we also consider the level of gains to be recognized in comparison to the impact to our net interest income. We are planning on expanding our ability to sell certain fixed rate loans to Fannie Mae in fiscal 2022 and beyond, through the use of more traditional mortgage banking activities, including risk-based pricing and loan-level pricing adjustments. This concept will be tested in markets outside of Ohio and Florida, and some additional startup and marketing costs will be incurred, but is not expected to significantly impact our financial results in fiscal 2022. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part I, Item 2. under the heading Liquidity and Capital Resources, and in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, a rapid and substantial increase in general market interest rates or an extended period of a flat or inverted yield curve market, could adversely impact the level of our net interest income, prospectively and particularly over a multi-year time horizon.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. Continuous analysis and evaluation updates will be important as we monitor the potential impacts of the economic environment. At March 31, 2022, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy are classified as TDRs. At March 31, 2022, $12.9 million of loans in Chapter 7 bankruptcy status with no other modification to terms were included in total TDRs. At March 31, 2022, the amortized cost in non-accrual status loans included $14.8 million of performing loans in Chapter 7 bankruptcy status, of which $14.6 million were also reported as TDRs.
In an effort to limit our credit risk exposure and improve the credit performance of new customers, since 2009, we continually evaluate our credit eligibility criteria and revise the design of our loan products, such as limiting the products available for condominiums and eliminating certain product features (such as interest-only). We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current fiscal year, the average credit score was 777, and the average LTV was 59%. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflects the higher credit standards to which we have subjected all new originations. As of March 31, 2022, loans originated prior to 2009 had a balance of $382.0 million, of which $10.5 million, or 2.8%, were delinquent, while loans originated in 2009 and after had a balance of $12.82 billion, of which $12.3 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At March 31, 2022, approximately 55.2% and 18.5% of the combined total of our Residential Core and construction loans held for investment and approximately 27.1% and 19.9% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia. As a result of that geographic expansion, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loans originated in the six months ended March 31, 2022, 24.4% are secured by properties in states other than Ohio or Florida.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loan and line of credit portfolios continue to comprise a significant portion of our gross charge-offs. At March 31, 2022, we had an amortized cost of $2.41 billion in home equity loans and lines of credit outstanding, of which $2.6 million, or 0.1% were delinquent 90 days or more.
Our residential Home Today loans are another area of credit risk concern. Through the Home Today program, the Company provided the majority of loans to borrowers who would not otherwise qualify for the Company’s loan products, generally because of low credit scores. Because the Company applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the Residential Core portfolio. Since the vast majority of Home Today loans were originated prior to March 2009 and we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. Although the amortized cost in these loans has declined to $57.6 million at March 31, 2022, from a peak of $306.6 million at December 31, 2007, and constitutes only 0.4% of our total “held for investment” loan portfolio balance, they comprised 15.6% and 14.9% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At March 31, 2022, approximately 95.5% and 4.4% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At March 31, 2022, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 6.2% and 0%, respectively. We attempted to manage our Home Today credit risk by requiring private mortgage insurance for some loans. At March 31, 2022, 9.7% of Home Today loans included private mortgage insurance coverage. Our allowance for credit losses for the Home Today portfolio, which includes a lifetime view of expected losses, is reduced by expected future recoveries of loan amounts previously charged off. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, we have offered Fannie Mae eligible, Home Ready loans since fiscal 2016. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are generally securitized/sold to Fannie Mae. The Company does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, an LTV ratio greater than 100%, or pay-option adjustable-rate mortgages.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At March 31, 2022, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.99%. The Association's Tier 1 (leverage) capital ratio at March 31, 2022 included the negative impact of a $56 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2021. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs and brokered checking accounts), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At March 31, 2022, deposits totaled $9.01 billion (including $453.9 million of brokered CDs and $200.0 million of brokered checking accounts), while borrowings totaled $3.56 billion and borrowers’ advances and servicing escrows totaled $128.2 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At March 31, 2022, these collateral pledge support arrangements provided the Association with the ability to borrow a maximum of $7.69 billion from the FHLB of Cincinnati and $208.4 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity for additional borrowings at March 31, 2022 was $4.14 billion. Third, we have the ability to purchase overnight Fed Funds up to $630 million through various arrangements with other institutions. Fourth, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At March 31, 2022, our investment securities portfolio totaled $443.2 million. Finally, cash flows from operating activities have been a regular source of funds. During the six months ended March 31, 2022 and 2021, cash flows from operations provided $40.7 million and $43.9 million, respectively.
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
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.37% for the six months ended March 31, 2022 and 1.38% for the six months ended March 31, 2021. As of March 31, 2022, our average assets per full-time employee and our average deposits per full-time employee were $14.8 million and $9.2 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average of deposits (exclusive of brokered CDs and brokered checking accounts) held at our branch offices ($225.8 million per branch office as of March 31, 2022) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

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
(2)general valuation allowances (GVAs) for loans, which are comprised of quantitative GVAs, general allowances for credit losses for each loan type based on historical loan loss experience, and qualitative GVAs, which are adjustments to the quantitative GVAs, maintained to cover uncertainties that affect the estimate of expected credit losses for each loan type; and
(3)GVAs for off-balance sheet credit exposures, which are comprised of expected lifetime losses on unfunded loan commitments to extend credit where the obligations are not unconditionally cancellable.
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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At March 31, 2022, the balance of such individual valuation allowances were $11.1 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. The estimated exposure for additional loss related to multiple loan restructurings is included as a component of our qualitative GVA.
We evaluate the allowance for credit losses based upon the combined total of the quantitative and qualitative GVAs and IVAs. Periodically, the carrying value of loans and factors impacting our credit loss analysis are evaluated and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions.

The following table sets forth activity for credit losses segregated by geographic location for the periods indicated. The majority of our Home Today and construction loan portfolios are secured by properties located in Ohio and the balances of other loans are considered immaterial, therefore neither was segregated.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the period)	$63,575	$70,290	$64,288	$46,937
Adoption of ASU 2016-13 for allowance for credit losses on loans	—	—	—	24,095
Charge-offs on real estate loans:
Residential Core
Ohio	132	408	157	467
Florida	—	—	—	1
Other	—	—	1	1
Total Residential Core	132	408	158	469
Total Residential Home Today	94	199	106	308
Home equity loans and lines of credit
Ohio	273	290	417	604
Florida	67	259	70	460
California	—	30	14	138
Other	34	185	110	246
Total Home equity loans and lines of credit	374	764	611	1,448
Total charge-offs	600	1,371	875	2,225
Recoveries on real estate loans:
Residential Core	1,149	515	1,630	975
Residential Home Today	899	551	1,487	974
Home equity loans and lines of credit	1,260	1,665	2,424	2,894
Total recoveries	3,308	2,731	5,541	4,843
Net recoveries	2,708	1,360	4,666	2,618
Release of allowance for credit losses on loans	(1,960)	(3,901)	(4,631)	(5,901)
Allowance balance for loans (end of the period)	$64,323	$67,749	$64,323	$67,749

Allowance balance for credit losses on unfunded commitments (beginning of the period)	$25,641	$22,052	$24,970	$—
Adoption of ASU 2016-13 for allowance for credit losses on unfunded commitments	—	—	—	22,052
Provision for credit losses on unfunded loan commitments	960	(99)	1,631	(99)
Allowance balance for unfunded loan commitments (end of the period)	26,601	21,953	26,601	21,953
Allowance balance for all credit losses (end of the period)	$90,924	$89,702	$90,924	$89,702
Ratios:
Net recoveries to average loans outstanding (annualized)	0.04%	0.02%	0.07%	0.04%
Allowance for credit losses on loans to non-accrual loans at end of the period	163.78%	128.82%	163.78%	128.82%
Allowance for credit losses on loans to the total amortized cost in loans at end of the period	0.49%	0.53%	0.49%	0.53%
Net recoveries continued, totaling $4.7 million during the six months ended March 31, 2022 compared to $2.6 million during the six months ended March 31, 2021. We reported net recoveries in each quarter for the last four years, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution.
Gross charge-offs decreased and remained at relatively low levels, during the six months ended March 31, 2022 when compared to the six months ended March 31, 2021. Delinquent loans continue to be evaluated for potential losses, and provisions are recorded for the estimate of potential losses of those loans. Subject to changes in the economic environment, a moderate level of charge-offs are expected as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended March 31, 2022, the total allowance for credit losses increased $1.7 million, to $90.9 million from $89.2 million at December 31, 2021, as we recorded a $1.0 million release of credit losses. During the three months ended March 31, 2022, we recorded net recoveries of $2.7 million. Refer to the "Activity in the Allowance for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for more information.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. Changes during the three months ended March 31, 2022 in the allowance for credit loss balances of loans are described below. The allowance for credit losses on off-balance sheet exposures increased by $1.0 million primarily related to an increase in undrawn equity line of credit exposures. Other than the less significant construction and other loans segments, the changes related to the significant loan segments are described as follows:

•Residential Core – The amortized cost of this segment increased 3.6%, or $373.0 million, and its total allowance increased 4.5% or $2.0 million as of March 31, 2022 as compared to December 31, 2021. Total delinquencies decreased 5.8% to $15.1 million at March 31, 2022 from $16.0 million at December 31, 2021. Delinquencies greater than 90 days decreased by 26.4% to $8.8 million at March 31, 2022 from $12.0 million at December 31, 2021. Net recoveries were $1.0 million for the quarter ended March 31, 2022 and there were net recoveries of $0.1 million for the quarter ended March 31, 2021. Economic forecasts continued to show improvements this quarter, but with the new portfolio growth the allowance increased.
•Residential Home Today – The amortized cost of this segment decreased 4.8%, or $2.9 million, as we are no longer originating loans under the Home Today program. The expected net recovery position for this segment was $0.9 million at March 31, 2022 compared to $0.1 million at December 31, 2021. Total delinquencies decreased 19.2% to $3.4 million at March 31, 2022 from $4.2 million at December 31, 2021. Delinquencies greater than 90 days decreased 9.5% to $2.1 million from $2.4 million at December 31, 2021. There were net recoveries of $0.8 million recorded during the current quarter and net recoveries of $0.4 million during the quarter ended March 31, 2021. This allowance reflects not only the declining portfolio balance, but the lower historical loss rates applied to the remaining balance and the higher expected recoveries related to the loans as they age. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans which is driving the current allowance balance for Home Today loans negative.
•Home Equity Loans and Lines of Credit – The amortized cost of this segment increased 4.3%, or $99.0 million, to $2.41 billion at March 31, 2022 from $2.31 billion at December 31, 2021. The total allowance for this segment decreased by 2.3% to $18.4 million from $18.9 million at December 31, 2021. Total delinquencies for this portfolio segment decreased 8.5% to $4.4 million at March 31, 2022 as compared to $4.8 million at December 31, 2021. Delinquencies greater than 90 days decreased 9.5% to $2.6 million at March 31, 2022 from $2.9 million at December 31, 2021. Net recoveries for this loan segment during the current quarter were $0.9 million, the same as the quarter ended March 31, 2021. Economic forecasts caused a slight increase in forecasted losses, offset by a reduction in qualitative adjustments due to recent historical net charge-offs being more comparable to current economic forecasts than in the prior periods.

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

	March 31, 2022			December 31, 2021
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$46,469	72.2%	80.8%	$44,472	70.0%	80.9%
Residential Home Today	(850)	(1.3)	0.4	(94)	(0.2)	0.5
Home equity loans and lines of credit	18,425	28.7	18.0	18,852	29.7	17.9
Construction	280	0.4	0.8	346	0.5	0.7
Allowance for credit losses on loans	$64,324	100.0%	100.0%	$63,576	100.0%	100.0%

	September 30, 2021			March 31, 2021
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$44,523	69.2%	81.2%	$46,546	68.7%	82.2%
Residential Home Today	15	—	0.6	(705)	(1.0)	0.6
Home equity loans and lines of credit	19,454	30.3	17.6	21,236	31.3	16.8
Construction	297	0.5	0.6	672	1.0	0.4
Allowance for credit losses on loans	$64,289	100.0%	100.0%	$67,749	100.0%	100.0%

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

	March 31, 2022		December 31, 2021		September 30, 2021		March 31, 2021
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,859,198		$5,680,033		$5,603,998		$5,659,112
Florida	1,984,467		1,891,467		1,838,259		1,856,019
Other	2,831,997		2,716,235		2,773,018		2,953,845
Total Residential Core	10,675,662	80.8%	10,287,735	80.9%	10,215,275	81.2%	10,468,976	82.2%
Total Residential Home Today	58,006	0.4	60,885	0.5	63,823	0.6	69,845	0.6
Home equity loans and lines of credit
Ohio	644,421		635,495		630,815		622,855
Florida	473,009		454,210		438,212		425,938
California	381,565		350,758		335,240		317,067
Other	876,478		837,298		809,985		775,308
Total Home equity loans and lines of credit	2,375,473	18.0	2,277,761	17.9	2,214,252	17.6	2,141,168	16.8
Construction loans
Ohio	90,888		81,505		71,651		48,895
Florida	8,366		7,656		6,604		6,622
Other	2,286		1,535		2,282		1,496
Total Construction	101,540	0.8	90,696	0.7	80,537	0.6	57,013	0.4
Other loans	2,589	—	2,705	—	2,778	—	2,482	—
Total loans receivable	13,213,270	100.0%	12,719,782	100.0%	12,576,665	100.0%	12,739,484	100.0%
Deferred loan expenses, net	47,372		45,954		44,859		44,422
Loans in process	(60,343)		(57,120)		(48,200)		(34,529)
Allowance for credit losses on loans	(64,324)		(63,576)		(64,289)		(67,749)
Total loans receivable, net	$13,135,975		$12,645,040		$12,509,035		$12,681,628

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
	(Dollars in thousands)
March 31, 2022
Real estate loans:
Residential Core
<680	$33,022	$66,660	$46,920	$26,919	$27,204	$184,919	$—	$—	$385,644
680-740	309,372	331,079	215,111	96,386	98,022	433,200	—	—	1,483,170
741+	1,373,611	1,956,188	1,332,692	558,261	607,738	2,821,830	—	—	8,650,320
Unknown (1)	4,801	34,396	18,983	6,698	10,348	100,200	—	—	175,426
Total Residential Core	1,720,806	2,388,323	1,613,706	688,264	743,312	3,540,149	—	—	10,694,560
Residential Home Today (2)
<680	—	—	—	—	—	32,514	—	—	32,514
680-740	—	—	—	—	—	10,532	—	—	10,532
741+	—	—	—	—	—	11,448	—	—	11,448
Unknown (1)	—	—	—	—	—	3,076	—	—	3,076
Total Residential Home Today	—	—	—	—	—	57,570	—	—	57,570
Home equity loans and lines of credit
<680	504	951	407	455	582	922	72,610	19,869	96,300
680-740	6,426	4,024	1,411	977	2,074	2,405	347,278	28,053	392,648
741+	30,461	30,086	9,053	8,029	6,317	9,061	1,733,412	61,102	1,887,521
Unknown (1)	—	74	48	108	122	666	19,814	7,936	28,768
Total Home equity loans and lines of credit	37,391	35,135	10,919	9,569	9,095	13,054	2,173,114	116,960	2,405,237
Construction
<680	—	687	—	—	—	—	—	—	687
680-740	718	3,525	—	—	—	—	—	—	4,243
741+	9,504	25,691	218	—	—	—	—	—	35,413
Total Construction	10,222	29,903	218	—	—	—	—	—	40,343
Total net real estate loans	$1,768,419	$2,453,361	$1,624,843	$697,833	$752,407	$3,610,773	$2,173,114	$116,960	$13,197,710

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
	(Dollars in thousands)
March 31, 2022
Real estate loans:
Residential Core
<80%	$1,261,030	$1,679,997	$888,072	$321,608	$395,582	$2,100,842	$—	$—	$6,647,131
80-89.9%	417,968	657,427	659,629	331,804	323,104	1,326,894	—	—	3,716,826
90-100%	40,073	49,406	65,798	34,586	24,507	110,053	—	—	324,423
>100%	—	—	—	—	119	678	—	—	797
Unknown (1)	1,735	1,493	207	266	—	1,682	—	—	5,383
Total Residential Core	1,720,806	2,388,323	1,613,706	688,264	743,312	3,540,149	—	—	10,694,560
Residential Home Today (2)
<80%	—	—	—	—	—	11,419	—	—	11,419
80-89.9%	—	—	—	—	—	18,338	—	—	18,338
90-100%	—	—	—	—	—	27,813	—	—	27,813
Total Residential Home Today	—	—	—	—	—	57,570	—	—	57,570
Home equity loans and lines of credit
<80%	33,752	34,015	10,839	9,214	8,389	9,172	2,019,177	76,553	2,201,111
80-89.9%	3,603	1,120	80	301	551	1,451	152,508	36,583	196,197
90-100%	—	—	—	—	56	862	534	434	1,886
>100%	36	—	—	54	99	1,560	593	637	2,979
Unknown (1)	—	—	—	—	—	9	302	2,753	3,064
Total Home equity loans and lines of credit	37,391	35,135	10,919	9,569	9,095	13,054	2,173,114	116,960	2,405,237
Construction
<80%	4,611	19,308	—	—	—	—	—	—	23,919
80-89.9%	5,611	10,595	218	—	—	—	—	—	16,424
Unknown (1)	—	—	—	—	—	—	—	—	—
Total Construction	10,222	29,903	218	—	—	—	—	—	40,343
Total net real estate loans	$1,768,419	$2,453,361	$1,624,843	$697,833	$752,407	$3,610,773	$2,173,114	$116,960	$13,197,710

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.
At March 31, 2022, the unpaid principal balance of the home equity loans and lines of credit portfolio consisted of $231.2 million in home equity loans (including $117.1 million of home equity lines of credit, which are in repayment and no longer eligible to be drawn upon, and $7.1 million in bridge loans) and $2.14 billion in home equity lines of credit.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the estimated current mean CLTV percent of home equity loans, home equity lines of credit and bridge loans as of March 31, 2022. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,839,142	$563,486	0.03%	60%	46%
Florida	990,361	413,367	0.04%	56%	43%
California	888,307	338,681	0.04%	60%	52%
Other (1)	2,108,432	828,751	0.07%	63%	52%
Total home equity lines of credit in draw period	5,826,242	2,144,285	0.05%	60%	48%
Home equity lines in repayment, home equity loans and bridge loans	231,188	231,188	0.72%	61%	37%
Total	$6,057,430	$2,375,473	0.11%	60%	47%
_________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total home equity lending portfolio and 5% of total loan balances.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2022. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
At March 31, 2022, 39.1% of the home equity lending portfolio was either in a first lien position (22.9%), in a subordinate (second) lien position behind a first lien that we held (13.6%) or behind a first lien that was held by a loan that we originated, sold and now serviced for others (2.6%). At March 31, 2022, 13.1% of the home equity line of credit portfolio in the draw period was making only the minimum payment on the outstanding line balance.

The following table sets forth by calendar year of origination the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the estimated current mean CLTV percent of the home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2022. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2014 and Prior	$70,773	$15,310	—%	58%	32%
2015	104,596	27,413	—%	58%	33%
2016	270,215	83,552	0.11%	59%	37%
2017	562,885	199,688	0.13%	58%	39%
2018	710,693	286,536	0.10%	58%	42%
2019	944,639	424,945	0.09%	61%	47%
2020	882,973	340,341	—%	58%	47%
2021	1,725,551	638,817	—%	62%	58%
2022	553,917	127,683	—%	62%	62%
Total home equity lines of credit in draw period	5,826,242	2,144,285	0.05%	60%	48%
Home equity lines in repayment, home equity loans and bridge loans	231,188	231,188	0.72%	61%	37%
Total	$6,057,430	$2,375,473	0.11%	60%	47%
________________
(1)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(2)Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2022. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
The following table sets forth, by fiscal year of the draw period expiration, the principal balance of home equity lines of credit in the draw period as of March 31, 2022, segregated by the estimated current combined LTV range. Home equity lines of credit with an end of draw date in the current fiscal year include accounts with draw privileges that have been temporarily suspended.

	Estimated Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (1)	Total
	(Dollars in thousands)
2022	$41,842	$174	$—	$—	$—	$42,016
2023	520	38	7	—	—	565
2024	9,498	—	—	—	—	9,498
2025	26,979	—	—	—	13	26,992
2026	46,024	16	—	—	—	46,040
2027	168,811	10	—	—	125	168,946
Post 2027	1,841,769	6,859	341	90	1,169	1,850,228
Total	$2,135,443	$7,097	$348	$90	$1,307	$2,144,285
_________________
(1)Market data necessary for stratification is not readily available.

The following table sets forth the breakdown of estimated current mean CLTV percentages for home equity lines of credit in the draw period as of March 31, 2022.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by estimated current mean CLTV)
< 80%	$5,782,745	$2,135,443	99.6%	0.04%	60%	48%
80 - 89.9%	37,785	7,097	0.3%	2.45%	78%	80%
90 - 100%	1,196	348	—%	—%	77%	93%
> 100%	732	90	—%	—%	55%	117%
Unknown (1)	3,784	1,307	0.1%	—%	51%	(1)
	$5,826,242	$2,144,285	100.0%	0.05%	60%	48%
_________________
(1)Market data necessary for stratification is not readily available.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2022. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
Delinquent Loans
The following tables set forth the amortized cost in loan delinquencies by type, segregated by geographic location and severity of delinquency as of the dates indicated. The majority of the Home Today loan portfolio is secured by properties located in Ohio, and therefore was not segregated by geographic location. There are no construction or other loans with delinquent balances.

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
March 31, 2022
Real estate loans:
Residential Core
Ohio	$4,427	$4,879	$9,306
Florida	1,108	894	2,002
Other	712	3,068	3,780
Total Residential Core	6,247	8,841	15,088
Residential Home Today	1,279	2,128	3,407
Home equity loans and lines of credit
Ohio	721	771	1,492
Florida	242	768	1,010
California	407	425	832
Other	365	680	1,045
Total Home equity loans and lines of credit	1,735	2,644	4,379
Total	$9,261	$13,613	$22,874

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
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
Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.10% of total net loans at March 31, 2022, 0.14% at December 31, 2021, 0.12% at September 30, 2021 and 0.14% at March 31, 2021. Total loans delinquent (i.e. delinquent 30 days or more) were 0.17% of total net loans at March 31, 2022, 0.20% at both December 31, 2021 and September 30, 2021, and 0.21% at March 31, 2021.
Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the amortized costs and categories of non-performing assets and TDRs as of the dates indicated.

	March 31, 2022	December 31, 2021	September 30, 2021	March 31, 2021
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$23,109	$26,348	$24,892	$31,066
Residential Home Today	7,661	8,049	8,043	9,292
Home equity loans and lines of credit	8,504	9,010	11,110	12,234
Total non-accrual loans (1)(2)	39,274	43,407	44,045	52,592
Real estate owned	131	131	289	—
Total non-performing assets	$39,405	$43,538	$44,334	$52,592
Ratios:
Total non-accrual loans to total loans	0.30%	0.34%	0.35%	0.41%
Total non-accrual loans to total assets	0.27%	0.31%	0.31%	0.36%
Total non-performing assets to total assets	0.27%	0.31%	0.32%	0.36%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$45,151	$45,493	$48,300	$45,761
Residential Home Today	19,473	20,079	21,307	22,683
Home equity loans and lines of credit	23,184	24,243	24,941	26,748
Total	$87,808	$89,815	$94,548	$95,192
_________________
(1)At March 31, 2022, December 31, 2021, September 30, 2021, and March 31, 2021, the totals include $24.1 million, $24.2 million, $25.7 million, and $31.8 million, respectively, in TDRs that are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status or forbearance plan prior to restructuring, because of a prior partial charge off or because all borrowers have filed Chapter 7 bankruptcy and have not been reaffirmed or dismissed.
(2)At March 31, 2022, December 31, 2021, September 30, 2021, and March 31, 2021, the totals include $5.6 million, $7.1 million, $6.9 million and $7.8 million in TDRs that are 90 days or more past due, respectively.
The gross interest income that would have been recorded during the six months ended March 31, 2022 and March 31, 2021 on non-accrual loans, if they had been accruing during the entire period, and TDRs, if they had been current and performing in accordance with their original terms during the entire period, was $3.1 million and $3.6 million, respectively. The interest income recognized on those loans included in net income for the six months ended March 31, 2022 and March 31, 2021 was $2.2 million for both periods.
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
The table below sets forth a reconciliation of the amortized costs and categories between non-accrual loans and collateral-dependent loans at the dates indicated. The increase in other accruing collateral-dependent loans between March 31, 2021 and September 30, 2021 was primarily related to forbearance plans being extended past 12 months.

	March 31, 2022	December 31, 2021	September 30, 2021	March 31, 2021
	(Dollars in thousands)
Non-Accrual Loans	$39,274	$43,407	$44,045	52,592
Accruing Collateral-Dependent TDRs	8,653	8,628	10,428	7,828
Other Accruing Collateral-Dependent Loans	27,208	32,269	31,956	10,165
Less: Loans Collectively Evaluated	(3,335)	(4,099)	(2,575)	(4,540)
Total Collateral-Dependent loans	$71,800	$80,205	$83,854	$66,045

In response to the economic challenges facing many borrowers, we continue to restructure loans. Loan restructuring is a method used to help families keep their homes and to preserve neighborhoods. This involves making changes to the borrowers' loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on TDR measurement, see Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS. We had $117.5 million of TDRs (accrual and non-accrual) recorded at March 31, 2022. This was a decrease in the amortized cost of TDRs of $3.6 million, $9.6 million and $17.2 million from December 31, 2021, September 30, 2021 and March 31, 2021, respectively.

The following table sets forth the amortized cost in accrual and non-accrual TDRs, by the types of concessions granted, as of March 31, 2022. Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company.

	Initial Restructurings	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$28,316	$12,537	$4,298	$45,151
Residential Home Today	10,731	7,740	1,002	19,473
Home equity loans and lines of credit	21,811	896	477	23,184
Total	$60,858	$21,173	$5,777	$87,808
Non-Accrual, Performing
Residential Core	$2,224	$4,959	$6,402	$13,585
Residential Home Today	580	3,385	1,289	5,254
Home equity loans and lines of credit	2,299	1,915	1,025	5,239
Total	$5,103	$10,259	$8,716	$24,078
Non-Accrual, Non-Performing
Residential Core	$2,015	$1,052	$412	$3,479
Residential Home Today	608	1,107	28	1,743
Home equity loans and lines of credit	350	55	—	405
Total	$2,973	$2,214	$440	$5,627
Total TDRs
Residential Core	$32,555	$18,548	$11,112	$62,215
Residential Home Today	11,919	12,232	2,319	26,470
Home equity loans and lines of credit	24,460	2,866	1,502	28,828
Total	$68,934	$33,646	$14,933	$117,513
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

Comparison of Financial Condition at March 31, 2022 and September 30, 2021
Total assets increased $523.4 million, or 4%, to $14.58 billion at March 31, 2022 from $14.06 billion at September 30, 2021. This increase was mainly the result of new loan origination levels exceeding the total of loan sales and principal repayments, partially offset by a decrease in cash and cash equivalents.
Cash and cash equivalents decreased $117.6 million, or 24%, to $370.7 million at March 31, 2022 from $488.3 million at September 30, 2021. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section. Balances decreased as proceeds from loan sales and principal repayments decreased for the quarter ended March 31, 2022.
Investment securities, all of which are classified as available for sale, increased $21.4 million to $443.2 million at March 31, 2022 from $421.8 million at September 30, 2021. Investment securities increased as $145.5 million in purchases exceeded $99.3 million in principal paydowns, a $22.1 million decrease in unrealized gains to an unrealized loss position during the current year, and $2.7 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the six months ended March 31, 2022. Pay downs on mortgage-backed securities decreased due to the increase in interest rates. There were no sales of investment securities during the six months ended March 31, 2022.
Loans held for investment, net of deferred loan fees and allowance for credit losses, increased $626.9 million, or 5%, to $13.14 billion at March 31, 2022 from $12.51 billion at September 30, 2021. This increase was based on a combination of a $454.6 million, or 4%, increase in residential mortgage loans to $10.73 billion at March 31, 2022 from $10.28 billion at September 30, 2021 and a $161.2 million increase in the balance of home equity loans and lines of credit during the six months ended March 31, 2022, as new originations and additional draws on existing accounts exceeded loan sales and repayments. Of the total $1.74 billion first mortgage loan originations for the six months ended March 31, 2022, 66% were refinance transactions and 34% were purchases, 26% were adjustable-rate mortgages and 17% were fixed-rate mortgages with terms of 10 years or less. During the six months ended March 31, 2022, $448.2 million of three- and five-year “Smart Rate” loans were originated while $1.29 billion of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. Between September 30, 2021 and March 31, 2022, the total fixed-rate portion of the first mortgage loan portfolio increased $562.8 million and was comprised of an increase of $504.7 million in the balance of fixed-rate loans with original terms greater than 10 years, as well as an increase of $58.1 million in the balance of fixed-rate loans with original terms of 10 years or less. During the six months ended March 31, 2022, $101.7 million were sold or committed to sell, which consisted of $25.8 million of agency-compliant Home Ready loans and $75.9 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans sold to Fannie Mae.
Commitments originated for home equity loans and lines of credit, and bridge loans were $1.08 billion for the six months ended March 31, 2022 compared to $823.7 million for the six months ended March 31, 2021. At March 31, 2022, pending commitments to originate new home equity loans and lines of credit were $220.9 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The allowance for credit losses was $90.9 million, or 0.69% of total loans receivable, at March 31, 2022, including a $26.6 million liability for unfunded commitments. The allowance for credit losses was $89.3 million, or 0.71% of total loans receivable, at September 30, 2021, including a $25.0 million liability for unfunded commitments. The allowance for credit losses was $89.7 million, or 0.71% of total loans receivable, at March 31, 2021 and included a $22.0 million liability for unfunded commitments. The increase in the allowance for credit losses was primarily attributable to loan growth in both the mortgage loan and home equity line of credit and loan portfolios. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for additional discussion.
The amount of FHLB stock owned was $162.8 million at March 31, 2022, unchanged from the prior year ended September 30, 2021. FHLB stock ownership requirements dictate the amount of stock owned at any given time.
Total bank owned life insurance contracts increased $2.9 million, to $300.3 million at March 31, 2022, from $297.3 million at September 30, 2021.
Other assets, including prepaid expenses, increased $1.5 million to $93.1 million at March 31, 2022 from $91.6 million at September 30, 2021. The increase included a $4.8 million increase in the margin requirement on active swap contracts, a $3.7 million increase in the federal tax asset and a $1.9 million increase in the investment in low income housing, partially offset by an $8.7 million decrease in net deferred taxes, which is a net liability at March 31, 2022, and a $2.3 million decrease in funds accrued for the ESOP.
Deposits increased $14.7 million, or less than 1%, to $9.01 billion at March 31, 2022 from $8.99 billion at September 30, 2021. The increase in deposits resulted primarily from a $271.8 million increase in our checking accounts, inclusive of $200.0 million of new brokered checking accounts and a $61.1 million increase in savings accounts, partially offset by a $317.4 million decrease in CDs, inclusive of brokered CDs, as the low current market interest rates have reduced customers' desires to maintain longer-term CDs. The balance of brokered CDs included in total deposits at March 31, 2022 decreased by $38.1 million to $453.9 million, during the six months ended March 31, 2022, compared to a balance of $492.0 million at September 30, 2021. During the six months ended March 31, 2022, $200.0 million of brokered checking accounts wee added as an alternative source of funding.
Borrowed funds, all from the FHLB of Cincinnati, increased $463.5 million, or 15%, to $3.56 billion at March 31, 2022 from $3.09 billion at September 30, 2021. The increase was primarily used to fund loan growth. Activity included the addition of $590.0 million of overnight advances and $250.0 million of long-term advances, partially offset by principal repayments and $375.0 million of shorter-term advances and their related swap contracts that matured and were paid off. The total balance of borrowed funds at March 31, 2022 consisted of $590.0 million of overnight advances, $888.3 million of term advances with a weighted average maturity of approximately 2.5 years and shorter-term advances of $2.1 billion, aligned with interest rate swap contracts, with a remaining weighted average effective maturity of approximately 2.4 years. Interest rate swaps have been used to extend the duration of short-term borrowings, at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Borrowers' advances for insurance and taxes decreased by $14.4 million to $95.2 million at March 31, 2022 from $109.6 million at September 30, 2021. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.
Total shareholders’ equity increased $63.5 million, or 4%, to $1.80 billion at March 31, 2022 from $1.73 billion at September 30, 2021. Activity reflects $32.0 million of net income in the current year reduced by quarterly dividends of $29.1 million and $1.2 million of repurchases of outstanding common stock. Other changes include $57.0 million of unrealized net gain recognized in accumulated other comprehensive income, primarily related to changes in market values and maturities of swap contracts, and a $4.8 million net positive impact related to activity in the Company's stock compensation and employee stock ownership plans. The Company declared and paid a quarterly dividend of $0.2825 per share during each of the quarters ended December 31, 2021 and March 31, 2022. As a result of a mutual member vote, Third Federal Savings and Loan Association of Cleveland, MHC (the "MHC"), the mutual holding company that owns approximately 81% of the outstanding stock of the Company, was able to waive its receipt of its share of the dividend paid. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$337,915	$161	0.19%	$494,161	$127	0.10%
Investment securities	4,044	11	1.09%	—	—	—%
Mortgage-backed securities	432,012	1,344	1.24%	435,847	966	0.89%
Loans (2)	12,845,756	91,125	2.84%	12,892,195	96,175	2.98%
Federal Home Loan Bank stock	162,783	820	2.01%	158,930	687	1.73%
Total interest-earning assets	13,782,510	93,461	2.71%	13,981,133	97,955	2.80%
Noninterest-earning assets	475,938			548,229
Total assets	$14,258,448			$14,529,362
Interest-bearing liabilities:
Checking accounts	$1,292,977	293	0.09%	$1,062,894	296	0.11%
Savings accounts	1,869,103	485	0.10%	1,724,978	760	0.18%
Certificates of deposit	5,788,249	16,118	1.11%	6,394,643	23,489	1.47%
Borrowed funds	3,282,890	13,824	1.68%	3,352,317	14,999	1.79%
Total interest-bearing liabilities	12,233,219	30,720	1.00%	12,534,832	39,544	1.26%
Noninterest-bearing liabilities	238,884			306,556
Total liabilities	12,472,103			12,841,388
Shareholders’ equity	1,786,345			1,687,974
Total liabilities and shareholders’ equity	$14,258,448			$14,529,362
Net interest income		$62,741			$58,411
Interest rate spread (1)(3)			1.71%			1.54%
Net interest-earning assets (4)	$1,549,291			$1,446,301
Net interest margin (1)(5)		1.82%			1.67%
Average interest-earning assets to average interest-bearing liabilities	112.66%			111.54%
Selected performance ratios:
Return on average assets (1)		0.44%			0.63%
Return on average equity (1)		3.55%			5.45%
Average equity to average assets		12.53%			11.62%
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

General. Net income decreased $7.2 million, or 31%, to $15.8 million for the quarter ended March 31, 2022 from $23.0 million for the quarter ended March 31, 2021. The decrease in net income was attributable primarily to lower net gain on the sale of loans and a decline in the release of the credit for loan losses, partially offset by an increase in net interest income and a decline in income tax expense.

Interest and Dividend Income. Interest and dividend income decreased $4.5 million, or 5%, to $93.5 million during the current quarter compared to $98.0 million during the same quarter in the prior year. The decrease in interest and dividend income was primarily the result of decreases in interest income on loans partially offset by increases in income from mortgage-backed securities and FHLB stock.
Interest income on loans decreased $5.1 million, or 5%, to $91.1 million during the current quarter compared to $96.2 million during the same quarter in the prior year. This change was attributed to a 14 basis point decrease in the average yield to 2.84% for the current quarter from 2.98% for the same quarter last year as we continued to close the pipeline of loans originated for borrowers refinancing to lower rates of interest. Adding to the decline in the average yield was a $46.4 million, or less than 1%, decrease in the average balance of loans to $12.85 billion for the quarter ended March 31, 2022 compared to $12.89 billion during the same quarter last year as principal repayments and loan sales exceeded new loan production during periods leading up to the current quarter.
Interest Expense. Interest expense decreased $8.8 million, or 22%, to $30.7 million during the current quarter compared to $39.5 million during the quarter ended March 31, 2021. The decrease resulted from a decline in interest expense on deposits as well as borrowed funds.
Interest expense on CDs decreased $7.4 million, or 32%, to $16.1 million during the current quarter compared to $23.5 million during the quarter ended March 31, 2021. The decrease was attributed to a 36 basis point decrease in the average rate paid on CDs to 1.11% for the current quarter from 1.47% for the same quarter last year. There was a $606.4 million, or 9%, decrease in the average balance of CDs to $5.79 billion during the current quarter from $6.39 billion during the same quarter of the prior year. Interest expense on savings accounts decreased $0.3 million, or 39%, to $0.5 million during the current quarter from $0.8 million during the quarter ended March 31, 2021. This decline was attributable to an eight basis point decrease in the average rate paid on savings accounts to 0.10% during the current quarter from 0.18% from the same quarter last year. Partially offsetting this decrease was a $144.1 million, or 8%, increase in the average balance of savings accounts to $1.87 billion during the current quarter compared to $1.72 billion during the same quarter of the prior year. Rates were adjusted on deposits in response to changes in market interest rates as well as the rates paid by our competition.
Interest expense on borrowed funds decreased $1.2 million, or 8%, to $13.8 million during the current quarter compared to $15.0 million during the quarter ended March 31, 2021. This decrease was mainly attributed to an 11 basis point decrease in the average rate paid on these funds, to 1.68% for the current quarter from 1.79% for the same quarter last year, and a $69.4 million, or 2%, decrease in the average balance of borrowed funds to $3.28 billion during the current quarter from an average balance of $3.35 billion during the same quarter of the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $4.3 million to $62.7 million during the current quarter when compared to $58.4 million for the three months ended March 31, 2021. Both the average balance and the yield of interest earning assets decreased when compared to the same period last year, which partially offset the decrease in the average balance and cost of interest-bearing liabilities when compared to the same period last year. Average interest earning assets during the current quarter decreased $198.6 million, or 1%, when compared to the quarter ended March 31, 2021. The decrease in average interest-earning assets was attributed primarily to a decline in the average balances of cash equivalents and loans. In addition to the decrease in average interest earning assets was a nine basis point decrease in the yield on those assets to 2.71% from 2.80%, as a result of market rate changes. The interest rate spread increased 17 basis points to 1.71% compared to 1.54% during the same quarter last year. The net interest margin increased 15 basis points to 1.82% in the current quarter compared to 1.67% for the same quarter last year.
Provision (Release) for Credit Losses. We recorded a release of the allowance for credit losses on loans and off-balance sheet exposures of $1.0 million during the quarter ended March 31, 2022, compared to a $4.0 million release of credit losses during the quarter ended March 31, 2021. As delinquencies in the portfolio have been resolved through pay-offs, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Recoveries of amounts charged against the allowance for credit losses occur when collateral values increase and homes are sold or when borrowers repay the amounts previously charged-off. In the current quarter, we recorded net recoveries of $2.7 million compared to net recoveries of $1.4 million in the quarter ended March 31, 2021. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. The allowance for credit losses on loans was $64.3 million, or 0.49% of total amortized cost in loans receivable, at March 31, 2022, compared to $67.8 million or 0.53% of total amortized cost in loans receivable at March 31, 2021. The total allowance for credit losses was $90.9 million at March 31, 2022, compared to $89.7 million at March 31, 2021. Under the CECL methodology, the allowance for credits losses at March 31, 2022 included a $26.6 million liability for unfunded commitments compared to $22.0 million at March 31, 2021, primarily undrawn home equity lines of credit commitments. Refer to the Lending Activities section of Item 2. and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income decreased $10.1 million, or 64%, to $5.6 million during the current quarter compared to $15.7 million during the quarter ended March 31, 2021 mainly as a result of a decrease in the net gain on sale of loans and a decrease in income on bank owned life insurance contracts. Gains on the sale of loans decreased $8.8 million to $0.1 million compared to $8.9 million for the same quarter in the prior year as there were no loan sales during the current quarter compared to $224.0 million of loan sales during the quarter ended March 31, 2021. Loan sale gains have decreased from the prior year, as the rise in longer term market interest rates, as compared to last year, has impacted our interest rate risk management decision on whether to sell future loans or hold them in portfolio to improve net interest income. The cash surrender value and death benefits from bank owned life insurance decreased $1.6 million to $2.2 million during the quarter ended March 31, 2022 from $3.8 million during the quarter ended March 31, 2021.
Non-Interest Expense. Non-interest expense increased $1.2 million, or 2%, to $50.0 million during the current quarter compared to $48.8 million during the quarter ended March 31, 2021. The increase primarily consisted of a $1.3 million increase in marketing expense due to the timing of media campaigns supporting our lending activities. Additionally, there was a $0.4 million increase in office property and equipment. Other operating expenses decreased by $0.8 million and were mainly due to positive actuarial adjustments to the defined benefit plan recorded during the current fiscal year.
Income Tax Expense. The provision for income taxes decreased $2.8 million to $3.5 million during the current quarter compared to $6.3 million during the quarter ended March 31, 2021 reflecting the lower level of pre-tax income during the more recent period. The provision for the current quarter included $3.4 million of federal income tax provision and $0.1 million of state income tax expense. The provision for the quarter ended March 31, 2021 included $5.1 million of federal income tax provision and $1.2 million of state income tax provision. Our effective federal tax rate was 17.9% during the current quarter and 18.3% during the quarter ended March 31, 2021.

Comparison of Operating Results for the Six Months Ended March 31, 2022 and 2021
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Six Months Ended			Six Months Ended
	March 31, 2022			March 31, 2021
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$416,050	$351	0.17%	$485,375	$255	0.11%
Investment securities	3,488	20	1.15%	—	—	—%
Mortgage-backed securities	426,685	2,295	1.08%	441,696	1,953	0.88%
Loans (2)	12,714,257	181,244	2.85%	12,991,561	196,301	3.02%
Federal Home Loan Bank stock	162,783	1,641	2.02%	147,861	1,375	1.86%
Total interest-earning assets	13,723,263	185,551	2.70%	14,066,493	199,884	2.84%
Noninterest-earning assets	494,020			536,771
Total assets	$14,217,283			$14,603,264
Interest-bearing liabilities:
Checking accounts	$1,222,288	558	0.09%	$1,040,353	617	0.12%
Savings accounts	1,852,232	1,042	0.11%	1,693,536	1,674	0.20%
Certificates of deposit	5,866,360	34,547	1.18%	6,444,083	49,950	1.55%
Borrowed funds	3,229,024	28,819	1.78%	3,411,955	30,489	1.79%
Total interest-bearing liabilities	12,169,904	64,966	1.07%	12,589,927	82,730	1.31%
Noninterest-bearing liabilities	275,494			341,727
Total liabilities	12,445,398			12,931,654
Shareholders’ equity	1,771,885			1,671,610
Total liabilities and shareholders’ equity	$14,217,283			$14,603,264
Net interest income		$120,585			$117,154
Interest rate spread (1)(3)			1.63%			1.53%
Net interest-earning assets (4)	$1,553,359			$1,476,566
Net interest margin (1)(5)		1.76%			1.67%
Average interest-earning assets to average interest-bearing liabilities	112.76%			111.73%
Selected performance ratios:
Return on average assets (1)		0.45%			0.66%
Return on average equity (1)		3.61%			5.74%
Average equity to average assets		12.46%			11.45%
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

General. Net income decreased $16.0 million to $32.0 million for the six months ended March 31, 2022 compared to $48.0 million for the six months ended March 31, 2021. The decrease in net income was primarily driven from a lower net gain on the sale of loans and a decline in the release of the credit for loan losses, partially offset by an increase in net interest income, a decline in operating expenses and income tax expense.
Interest and Dividend Income. Interest and dividend income decreased $14.3 million, or 7%, to $185.6 million during the six months ended March 31, 2022 compared to $199.9 million during the same six months in the prior year. The decrease in interest and dividend income resulted mainly from a decrease in interest income on loans, partially offset by increases in income earned on mortgage backed securities and FHLB stock.
Interest income on loans decreased $15.1 million, or 8%, to $181.2 million for the six months ended March 31, 2022 compared to $196.3 million for the six months ended March 31, 2021. This decrease was attributed mainly to a 17 basis point decrease in the average yield on loans to 2.85% for the six months ended March 31, 2022 from 3.02% for the same six months in the prior fiscal year, as well as a $277.3 million decrease in the average balance of loans to $12.71 billion for the current six months compared to $12.99 billion for the prior fiscal year period as repayments and loan sales exceeded new loan production during months leading up to the current fiscal year. Although interest rates increased in general, the average loan yield decreased during the year as higher yielding loans from payoffs and refinances were replaced with loans yielding lower market interest rates.
Interest Expense. Interest expense decreased $17.7 million, or 21%, to $65.0 million during the current six months compared to $82.7 million during the six months ended March 31, 2021. This decrease resulted from decreases in interest expense on both deposits and borrowed funds.
Interest expense on CDs decreased $15.5 million, or 31%, to $34.5 million during the six months ended March 31, 2022 compared to $50.0 million during the six months ended March 31, 2021. The decrease was attributed primarily to a 37 basis point decrease in the average rate we paid on CDs to 1.18% during the current six months from 1.55% during the same six months last fiscal year. In addition, there was a $577.7 million, or 9%, decrease in the average balance of CDs to $5.87 billion from $6.44 billion during the same six months of the prior fiscal year. While interest expense on checking accounts remained relatively unchanged, interest expense on savings accounts decreased $0.7 million to $1.0 million during the six months ended March 31, 2022, compared to interest expense of $1.7 million for the same six-month period during the prior fiscal year. Rates were adjusted for deposits in response to changes in market interest rates as well as to changes in the rates paid by our competitors.
Interest expense on borrowed funds, as impacted by related interest rate swap contracts, decreased $1.7 million, or 6%, to $28.8 million during the six months ended March 31, 2022 from $30.5 million during the six months ended March 31, 2021. The decrease was primarily the result of lower average balances of borrowed funds for the six months ended March 31, 2022. The average balance of borrowed funds decreased $182.9 million, or 5%, to $3.23 billion during the current six months from $3.41 billion during the same six months of the prior fiscal year. Additionally, there was a one basis point decrease in the average rate paid for these funds to 1.78% from 1.79% for the six months ended March 31, 2022 and March 31, 2021, respectively. During the six months ended March 31, 2022, additional borrowings included $590.0 million of overnight advances and $250.0 million of long term advances, partially offset by $375.0 million of maturing short-term advances and their related swap contracts and other principal repayments. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $3.4 million, or 3%, to $120.6 million during the six months ended March 31, 2022 from $117.2 million during the six months ended March 31, 2021. Average interest-earning assets decreased during the current six months by $343.2 million, or 2%, to $13.72 billion when compared to the six months ended March 31, 2021. The decrease in average assets was attributed primarily to a $277.3 million decrease in the average balance of our loans, a $69.3 million decrease in cash and cash equivalents, as well as a $15.0 million decrease in the average balance of mortgage-backed security investments. The yield on average interest earning assets decreased 14 basis points to 2.70% for the six months ended March 31, 2022 from 2.84% for the six months ended March 31, 2021. Average interest-bearing liabilities decreased $420.0 million to $12.17 billion for the six months ended March 31, 2022 compared to $12.59 billion for the six months ended March 31, 2021. Average interest-bearing liabilities experienced a 24 basis point decrease in cost as our interest rate spread increased 10 basis points to 1.63% compared to 1.53% during the same six months last fiscal year. The net interest margin was 1.76% for the current six months and 1.67% for the same six months in the prior fiscal year period.
Provision (Release) for Credit Losses. We recorded a release of the allowance for credit losses on loans and off-balance sheet exposures of $3.0 million during the six months ended March 31, 2022 and a release of $6.0 million for the six months ended March 31, 2021. In the current six months, we recorded net recoveries of $4.7 million, as compared to net recoveries of $2.6 million for the six months ended March 31, 2021. Releases from the allowance for credit losses during the current and prior year reflected improvements in the economic metrics used to forecast losses for the reasonable and supportable period and decreases in pandemic forbearance balances, as well as adjusting for the level of net loan recoveries recorded during the period. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. The allowance for credit losses on loans was $64.3 million, or 0.49% of total amortized cost in loans receivable, at March 31, 2022, compared to $67.8 million or 0.53% of total amortized cost in loans receivable at March 31, 2021. The total allowance for credit losses was $90.9 million at March 31, 2022, compared to $89.7 million at March 31, 2021. Under the CECL methodology, the allowance for credits losses at March 31, 2022 included a $26.6 million liability for unfunded commitments compared to $22.0 million at March 31, 2021, primarily undrawn home equity lines of credit commitments. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Refer to the Lending Activities section of the Overview and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income decreased $23.5 million, or 63%, to $13.7 million during the six months ended March 31, 2022 compared to $37.2 million during the six months ended March 31, 2021. The decrease in non-interest income was primarily due to a $23.1 million decrease in the net gain on sale of loans as well as a $0.4 million decrease in income from bank owned life insurance contracts during the most recent six months. The decrease in net gain on the sale of loans was generally attributable to both lower volumes of sales as well as less favorable market pricing on loan delivery contracts settled during the current fiscal year. There were loan sales of $101.7 million, including commitments to sell, during the six months ended March 31, 2022, compared to loan sales of $517.5 million during the six months ended March 31, 2021.
Non-Interest Expense. Non-interest expense decreased $2.9 million, or 3%, to $97.6 million during the six months ended March 31, 2022 compared to $100.5 million during the six months ended March 31, 2021. This decrease was the combination of a $2.7 million decrease in other operating expenses and a $1.6 million decrease in salaries and employee benefits, partially offset by a $1.1 million increase in marketing expense due to the timing of media campaigns supporting our lending activities. The decrease in other operating expenses was mainly attributable to a benefit from actuarial calculations related to the defined benefit plan and a decrease in appraisal expenses and third party fees associated with home equity lines of credit and loans. The decrease in salaries and employee benefits was primarily due to a one-time special bonus being paid to associates during the first quarter of the previous fiscal year.
Income Tax Expense. The provision for income taxes decreased $4.1 million to $7.7 million during the six months ended March 31, 2022 from $11.8 million for the six months ended March 31, 2021 reflecting the lower level of pre-tax income during the more recent period. The provision for the current six months included $7.2 million of federal income tax provision and $0.5 million of state income tax provision. The provision for the six months ended March 31, 2021 included $10.4 million of federal income tax provision and $1.4 million of state income tax provision. Our effective federal tax rate was 18.3% during the six months ended March 31, 2022 and 17.8% during the six months ended March 31, 2021.

Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Cincinnati, borrowings from the FRB-Cleveland Discount Window, overnight Fed Funds through various arrangements with other institutions, proceeds from brokered CD and checking account transactions, principal repayments and maturities of securities, and sales of loans.
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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended March 31, 2022, our liquidity ratio averaged 5.47%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2022.

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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2022, cash and cash equivalents totaled $370.7 million, which represented a decrease of 24.1% from $488.3 million at September 30, 2021.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $443.2 million at March 31, 2022.
During the six-month period ended March 31, 2022, loan sales totaled $101.7 million, which includes sales to Fannie Mae, consisting of $75.9 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans and $25.8 million of loans that qualified under Fannie Mae's Home Ready initiative. Loans originated under the Home Ready initiative for sale to Fannie Mae are classified as “held for sale” at origination. Loans originated under Fannie Mae compliant procedures, including Home Ready loans that management intends to retain until maturity or for the foreseeable future, are classified as “held for investment” until they are specifically identified for sale. At March 31, 2022, there were no long-term, fixed-rate residential first mortgage loans classified as “held for sale".
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) included in the UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.
At March 31, 2022, we had $870.1 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $3.68 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of March 31, 2022 totaled $3.35 billion, or 37.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, brokered checking, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before March 31, 2023. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the six months ended March 31, 2022, we originated $1.74 billion of residential mortgage loans, and $1.08 billion of commitments for home equity loans and lines of credit, while during the six months ended March 31, 2021, we originated $2.06 billion of residential mortgage loans and $823.7 million of commitments for home equity loans and lines of credit. We purchased $145.5 million of securities during the six months ended March 31, 2022, and $150.3 million during the six months ended March 31, 2021.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $14.7 million during the six months ended March 31, 2022, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $12.9 million during the six months ended March 31, 2021. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the six months ended March 31, 2022, there was a $38.1 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $453.9 million at March 31, 2022. At March 31, 2021 the balance of brokered CDs was $572.4 million. During the six months ended March 31, 2022 checking accounts increased $271.8 million, which included $200.0 million in brokered checking accounts. Principal and interest owed on loans serviced for others experienced a net decrease of $8.4 million to $33.0 million during the six months ended March 31, 2022 compared to a net increase of $0.2 million to $46.1 million during the six months ended March 31, 2021. During the six months ended March 31, 2022 we increased our advances from the FHLB of Cincinnati by $463.5 million as we funded: new loan originations, our capital initiatives, and actively managed our liquidity ratio. During the six months ended March 31, 2021, our advances from the FHLB of Cincinnati decreased by $228.0 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered deposit market. At March 31, 2022 we had $3.56 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. During the six months ended March 31, 2022, we had average outstanding advances from the FHLB of Cincinnati of $3.23 billion as compared to average outstanding advances of $3.41 billion during the six months ended March 31, 2021. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At March 31, 2022, we had the ability to borrow a maximum of $7.69 billion from the FHLB of Cincinnati and $208.4 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for collateral based additional borrowings beyond the outstanding balance at March 31, 2022 was $4.14 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement.

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

The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At March 31, 2022, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of March 31, 2022, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,611,763	19.85%	$811,806	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,566,444	10.99%	712,609	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,566,444	19.30%	649,444	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,566,444	19.30%	527,674	6.50%
The capital ratios of the Company as of March 31, 2022 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,851,507	22.79%
Tier 1 (Leverage) Capital to Net Average Assets	1,806,188	12.66%
Tier 1 Capital to Risk-Weighted Assets	1,806,188	22.24%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,806,188	22.24%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2021, the Company received a $56.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its CONSOLIDATED STATEMENTS OF CONDITION but reduced the Association's reported capital ratios. At March 31, 2022, the Company had, in the form of cash and a demand loan from the Association, $218.1 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016 and repurchases began on January 6, 2017. There were 4,177,980 shares repurchased under that program between its start date and March 31, 2022. During the six months ended March 31, 2022, the Company repurchased $2.3 million of its common stock. The share repurchase plan was suspended during the fiscal year ended September 30, 2020 as part of the response to COVID-19, but was reinstated in February 2021.
On July 13, 2021, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends on the Company’s common stock the MHC owns, up to a total of $1.13 per share, to be declared on the Company’s common stock during the 12 months subsequent to the members’ approval (i.e., through July 13, 2022). The members approved the waiver by casting 60% of the eligible votes, with 97% of the votes cast, or 59% of the total eligible votes, voting in favor of the waiver. Third Federal Savings, MHC is the 81% majority shareholder of the Company. Following the receipt of the members' approval at the July 13, 2021 meeting, Third Federal Savings, MHC filed a notice with, and received the non-objection from the FRB-Cleveland for the proposed dividend waivers. Third Federal Savings, MHC waived its right to receive $0.2825 per share dividend payments on September 21, 2021, December 14, 2021 and March 22, 2022.
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
During the six months ended March 31, 2022, $101.7 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, to Fannie Mae on a servicing retained basis. Of the agency-compliant loan sales during the six months ended March 31, 2022, $25.8 million were sold under Fannie Mae's Home Ready program, and $75.9 million were sold to Fannie Mae, as described in the next paragraph.
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

The Association actively markets home equity lines of credit, an adjustable-rate mortgage loan product, and a 10-year fixed-rate mortgage loan product. Each of these products provides us with improved interest rate risk characteristics when compared to longer-term, fixed-rate mortgage loans. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.
The Association evaluates funding source alternatives as it seeks to extend its liability duration. Extended duration funding sources that are currently considered include: retail certificates of deposit (which, subject to a fee, generally provide depositors with an early withdrawal option, but do not require pledged collateral); brokered certificates of deposit (which generally do not provide an early withdrawal option and do not require collateral pledges); collateralized borrowings which are not subject to creditor call options (generally advances from the FHLB of Cincinnati); and interest rate exchange contracts ("swaps") which are subject to collateral pledges and which require specific structural features to qualify for hedge accounting treatment. Hedge accounting treatment directs that periodic mark-to-market adjustments be recorded in other comprehensive income (loss) in the equity section of the balance sheet rather than being included in operating results of the income statement. The Association's intent is that any swap to which it may be a party will qualify for hedge accounting treatment. The Association attempts to be opportunistic in the timing of its funding duration deliberations and when evaluating alternative funding sources, compares effective interest rates, early withdrawal/call options and collateral requirements.
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occur and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at March 31, 2022 was $2.08 billion. The swap portfolio's weighted average fixed pay rate was 1.88% and the weighted average remaining term was 2.4 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution's economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at March 31, 2022 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$997,108	$(563,296)	(36.10)%	7.63%	(334)
+200	1,215,379	(345,025)	(22.11)%	9.03%	(194)
+100	1,402,152	(158,252)	(10.14)%	10.12%	(85)
0	1,560,404	—	—%	10.97%	—
-100	1,727,621	167,217	10.72%	11.82%	85
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
The table above indicates that at March 31, 2022, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 22.11% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 10.72% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at March 31, 2022, with comparative information as of September 30, 2021. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

Risk Measure (+200 Basis Points Rate Shock)	At March 31, 2022	At September 30, 2021
Pre-Shock EVE Ratio	10.97%	12.97%
Post-Shock EVE Ratio	9.03%	12.46%
Sensitivity Measure in basis points	(194)	(51)
Percentage Change in EVE	(22.11)%	(8.21)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which sought to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 2.00% deterioration in the Percentage Change in EVE measure at March 31, 2022 when compared to the measure at September 30, 2021. Factors contributing to this deterioration included changes in market rates, capital actions by the Association and changes due to business activity. Movement in market interest rates included an increase of 24 basis points for the two-year term, an increase of 150 basis points for the five-year term and an increase of 85 basis points for the ten-year term. Negatively impacting the Percentage Change in EVE was a $56.0 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet

(including consideration of outstanding commitments to originate those assets) in comparison to the pace of the addition of duration extending funding sources. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
Our simulation model possesses random patterning capabilities and accommodates extensive regression analytics applicable to the prepayment and decay profiles of our borrower and depositor portfolios. The model facilitates the generation of alternative modeling scenarios and provides us with timely decision making data that is integral to our IRR management processes. Modeling our IRR profile and measuring our IRR exposure are processes that are subject to continuous revision, refinement, modification, enhancement, back testing and validation. We continually evaluate, challenge, and update the methodology and assumptions used in our IRR model; including behavioral equations that have been derived based on third-party studies of our customer historical performance patterns. Changes to the methodology and/or assumptions used in the model will result in reported IRR profiles and reported IRR exposures that will be different, and perhaps significantly, from the results reported above.
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation, in order that it might most accurately reflect our current circumstances, factors and expectations. As of March 31, 2022, we estimated that our EaR for the 12 months ending March 31, 2023 would increase by 0.07% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Association uses the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Association continues to calculate instantaneous scenarios, and as of March 31, 2022, we estimated that our EaR for the 12 months ending March 31, 2023, would decrease by 4.08% in the event of an instantaneous 200 basis point increase in market interest rates.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At March 31, 2022, the IRR profile as disclosed above was within our internal limits.
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

Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of March 31, 2022, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes in the "Risk Factors" previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 24, 2021 (File No. 001-33390).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)The following table summarizes our stock repurchase activity during the quarter ended March 31, 2022.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
January 1, 2022 through January 31, 2022	11,059	$17.65	11,059	5,864,020
February 1, 2022 through February 28, 2022	19,000	17.10	19,000	5,845,020
March 1, 2022 through March 31, 2022	23,000	16.73	23,000	5,822,020
	53,059	$17.05	53,059

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

Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Not applicable

Item 6.
(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 9, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	May 9, 2022	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	May 9, 2022	/s/ Timothy W. Mulhern
Timothy W. Mulhern
Chief Financial Officer