Form 10-K
period 2022-09-30
TFS Financial CORP
filed 2022-11-22
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2022, as reported by the NASDAQ Global Select Market, was approximately $868.43 million.
At November 18, 2022, there were 280,407,741 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.00% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III hereof to the extent indicated therein.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and other terms as a tool for the reader. The acronyms and other terms identified below are used throughout the document.

ACL: Allowance for Credit Losses	FHFA: Federal Housing Finance Agency
ACT: Tax Cuts and Jobs Act	FHLB: Federal Home Loan Bank
AOCI: Accumulated Other Comprehensive Income	FICO: Fair Isaac Corporation
ARM: Adjustable-Rate Mortgage	FRB-Cleveland: Federal Reserve Bank of Cleveland
ASC: Accounting Standards Codification	Freddie Mac: Federal Home Loan Mortgage Corporation
ASU: Accounting Standards Update	FRS: Board of Governors of the Federal Reserve System
Association: Third Federal Savings and Loan	GAAP: Generally Accepted Accounting Principles
Association of Cleveland	Ginnie Mae: Government National Mortgage Association
BOLI: Bank Owned Life Insurance	GVA: General Valuation Allowance
CARES Act: Coronavirus Aid, Relief and Economic Security
Act	HOLA: Home Owners' Loan Act
CDs: Certificates of Deposit	HPI: Home Price Index
CECL: Current Expected Credit Losses	IRR: Interest Rate Risk
CET1: Common Equity Tier 1	IRS: Internal Revenue Service
CFPB: Consumer Financial Protection Bureau	IVA: Individual Valuation Allowance
CLTV: Combined Loan-to-Value	LIHTC: Low Income Housing Tax Credit
Company: TFS Financial Corporation and its	LIP: Loans-in-Process
subsidiaries	LTV: Loan-to-Value
COSO: Committee of Sponsoring Organizations of the	MMK: Money Market Account
Treadway Commission	MGIC: Mortgage Guaranty Insurance Corporation
CRA: Community Reinvestment Act	OCC: Office of the Comptroller of the Currency
DFA: Dodd-Frank Wall Street Reform and Consumer	OCI: Other Comprehensive Income
Protection Act	OTS: Office of Thrift Supervision
EaR: Earnings at Risk	PMI: Private Mortgage Insurance
EPS: Earnings per Share	PMIC: PMI Mortgage Insurance Co.
ESG: Environmental, Social and Governance	QTL: Qualified Thrift Lender
ESOP: Third Federal Employee (Associate) Stock	REMICs: Real Estate Mortgage Investment Conduits
Ownership Plan	SEC: United States Securities and Exchange Commission
EVE: Economic Value of Equity	TDR: Troubled Debt Restructuring
Fannie Mae: Federal National Mortgage Association	Third Federal Savings, MHC: Third Federal Savings
FASB: Financial Accounting Standards Board	and Loan Association of Cleveland, MHC
FDIC: Federal Deposit Insurance Corporation

PART I

Item 1.	Business

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
Our cash flow depends primarily on earnings from the investment of proceeds we retained from the initial offering, and any dividends we receive from the Association and Third Capital, Inc. All of our officers are also officers of the Association. In addition, we use the services of the support staff of the Association from time to time. We may hire additional associates, as needed, to the extent we expand our business in the future.
THIRD CAPITAL, INC.
Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2022, Third Capital, Inc. had consolidated assets of $9.1 million, and for the fiscal year ended September 30, 2022, Third Capital, Inc. had consolidated net income of $1.7 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities. As of September 30, 2022, the only remaining entity in which Third Capital, Inc. has an investment in is Third Cap Associates, Inc., an Ohio corporation that owns 49% and 60% of two title agencies that provide escrow and settlement services in the States of Ohio and Florida, primarily to customers of the Association. For the fiscal year ended September 30, 2022, Third Cap Associates, Inc. recorded net income of $1.7 million.
THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND
General
The Association is a federally chartered savings and loan association headquartered in Cleveland, Ohio, that was organized in 1938. In 1997, the Association reorganized into its current two-tier mutual holding company structure. The Association’s principal business consists of originating and servicing residential real estate mortgage loans and attracting retail savings deposits.
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
The Association attracts retail deposits from the general public in the areas surrounding its main office and its branch offices. It also utilizes its internet website, direct mail solicitation and its customer service call center to generate loan applications and attract retail deposits. Brokered CDs and longer-term advances from the FHLB of Cincinnati as well as shorter-term advances from the FHLB of Cincinnati, hedged to longer effective durations by interest rate exchange contracts, are also used as cost-effective funding alternatives. In addition to residential real estate mortgage loans, the Association originates residential construction loans to individuals for the construction of their personal residences by a qualified builder. The Association also offers home equity loans and lines of credit subject to certain property and credit performance conditions. The Association retains in its portfolio a large portion of the loans that it originates. The Association also purchases residential real estate mortgage loans through a correspondent lending partnership. Loans that the Association sells consist primarily of long-term, fixed-rate residential real estate mortgage loans. The Association retains the servicing rights on all loans that it sells.

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
Market Area
The Association conducts its operations from its main office in Cleveland, Ohio, and from 37 additional, full-service branches and five loan production offices located throughout the states of Ohio and Florida. In Ohio, the Association maintains 21 full-service offices located in the northeast Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit, one regional loan production office located in the central Ohio (Columbus, Ohio) and four loan production offices located in the southern Ohio counties of Butler and Hamilton (Cincinnati, Ohio). In Florida, the Association maintains 16 full-service branches located in the counties of Pasco, Pinellas, Hillsborough, Sarasota, Lee, Collier, Palm Beach and Broward.
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
The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2022 (the latest date for which information is publicly available), the Association had $5.1 billion of deposits in Cuyahoga County, and ranked fifth among all financial institutions with offices in the county in terms of deposits, with a market share of 4.97%. As of that date, the Association had $6.7 billion of deposits in the State of Ohio, and ranked tenth among all financial institutions in the state in terms of deposits, with a market share of 1.28%. As of June 30, 2022 (the latest date for which information is publicly available), the Association had $2.6 billion of deposits in the State of Florida, and ranked 36th among all financial institutions in terms of deposits, with a market share of 0.29%. This market share data excludes deposits held by credit unions, whose deposits are not insured by the FDIC.
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
From October 2021 through August 2022 (the latest date for which information is publicly available), per data furnished by MarketTrac®, the Association had the largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the second largest market share of conventional purchase mortgage loans originated in the seven northeast Ohio counties which comprise the Cleveland and Akron metropolitan statistical areas. In addition, based on the same statistics, the Association has consistently been one of the twenty largest lenders in both Franklin County (Columbus, Ohio) and Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.
The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.
We rely on the reputation that has been built during the Association’s over 80-year history of serving its customers and the communities in which it operates, the Association’s high capital levels, and the Association's extensive liquidity alternatives which, in combination, serve to maintain and nurture customer and marketplace confidence. At September 30, 2022, our ratio of shareholders’ equity to total assets was 11.7%. For the fiscal year ended September 30, 2022, our liquidity ratio averaged

5.64% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.
We continue to utilize a multi-faceted approach to support our efforts to instill customer and marketplace confidence. First, we provide thorough and timely information to all of our associates so as to prepare them for their day-to-day interactions with customers and other individuals who are not part of the Company. We believe that it is important that our customers and others sense the comfort level and confidence of our associates throughout their dealings. Second, we encourage our management team to maintain a presence and to be available in our branches and other areas of customer contact, so as to provide more opportunities for informal contact and interaction with our customers and community members. Third, our CEO remains accessible to both local and national media, as a spokesman for our institution as well as an observer and interpreter of financial marketplace situations and events. Fourth, we periodically include advertisements in local newspapers and online that display our strong capital levels and history of service. We also continue to emphasize our traditional tagline—“STRONG * STABLE * SAFE”—in our advertisements, website, online presence and branch displays. Finally, for customers who adhere to the old adage of trust but verify, we refer them to the safety/security rankings of a nationally recognized, independent rating organization that specializes in the evaluation of financial institutions, which has awarded the Association its highest rating for more than one hundred consecutive quarters.

Lending Activities
The Company’s principal lending activity is the origination of fixed-rate and adjustable-rate, first mortgage loans to purchase or refinance residential real estate. Adjustable-rate and up to 30-year fixed rate first mortgage loans to refinance real estate are offered in 21 states and the District of Columbia. Also, the Company offers adjustable-rate and up to 30-year fixed rate first mortgage loans to purchase real estate in 13 states. Further, the Company originates residential construction loans to individuals (for the construction of their personal residences by a qualified builder) in Ohio and Florida. The Company also purchases fixed-rate first mortgage loans originated in Ohio and Pennsylvania through a correspondent lending partnership. Additionally, the Company offers home equity lines of credit in 25 states and the District of Columbia and home equity loans in eight states. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Monitoring and Limiting Our Credit Risk for additional information regarding home equity loans and lines of credit. At September 30, 2022, residential real estate, fixed-rate and adjustable-rate, first mortgage loans totaled $11.59 billion, or 80.8% of our loan portfolio, home equity loans and lines of credit totaled $2.63 billion, or 18.4% of our loan portfolio, and residential construction loans totaled $121.8 million, or 0.8% of our loan portfolio. At September 30, 2022, adjustable-rate, residential real estate, first mortgage loans totaled $4.67 billion and comprised 32.5% of our loan portfolio.

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

	September 30,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core (1)
Ohio	$6,432,780		$5,603,998
Florida	2,120,892		1,838,259
Other	2,986,187		2,773,018
Total	11,539,859	80.4%	10,215,275	81.2%
Residential Home Today Total (1)	53,255	0.4	63,823	0.6
Home equity loans and lines of credit
Ohio	706,641		630,815
Florida	537,724		438,212
California	432,540		335,240
Other	956,973		809,985
Total	2,633,878	18.4	2,214,252	17.6
Construction
Ohio	111,098		71,651
Florida	10,661		6,604
Other	—		2,282
Total	121,759	0.8	80,537	0.6
Other loans	3,263	—	2,778	—
Total loans receivable	14,352,014	100.0%	12,576,665	100.0%
Deferred loan expenses , net	50,221		44,859
Loans in process	(72,273)		(48,200)
Allowance for credit losses on loans	(72,895)		(64,289)
Total loans receivable, net	$14,257,067		$12,509,035
 ______________________
(1)Residential Core and Home Today loans are primarily one- to four-family residential mortgage loans. See the Residential Real Estate Mortgage Loans section which follows for a further description of Residential Core and Home Today loans.

The following table provides an analysis of our residential mortgage loans disaggregated by refreshed FICO score, year of origination and portfolio at September 30, 2022. The Company treats the FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
September 30, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	To Term	Total
Real estate loans:
Residential Core
<680	$89,732	$66,810	$37,307	$24,482	$24,788	$165,224	$—	$—	$408,343
680-740	571,629	261,568	199,400	75,883	80,813	368,962	—	—	1,558,255
741+	2,672,698	1,889,513	1,235,194	522,635	551,191	2,536,707	—	—	9,407,938
Unknown (1)	15,141	34,671	20,050	7,340	10,671	96,872	—	—	184,745
Total Residential Core	3,349,200	2,252,562	1,491,951	630,340	667,463	3,167,765	—	—	11,559,281
Residential Home Today (2)
<680	—	—	—	—	—	27,632	—	—	27,632
680-740	—	—	—	—	—	11,607	—	—	11,607
741+	—	—	—	—	—	10,632	—	—	10,632
Unknown (1)	—	—	—	—	—	2,937	—	—	2,937
Total Residential Home Today	—	—	—	—	—	52,808	—	—	52,808
Home equity loans and lines of credit
<680	1,044	1,059	453	512	611	788	79,839	16,333	100,639
680-740	18,096	3,742	868	1,379	1,205	1,502	391,272	22,187	440,251
741+	79,681	25,852	7,871	6,146	5,055	8,377	1,911,717	50,864	2,095,563
Unknown (1)	84	152	65	20	113	707	21,160	7,378	29,679
Total Home equity loans and lines of credit	98,905	30,805	9,257	8,057	6,984	11,374	2,403,988	96,762	2,666,132
Construction
<680	119	352	—	—	—	—	—	—	471
680-740	8,532	524	—	—	—	—	—	—	9,056
741+	29,159	9,792	—	—	—	—	—	—	38,951
Total Construction	37,810	10,668	—	—	—	—	—	—	48,478
Total net real estate loans	$3,485,915	$2,294,035	$1,501,208	$638,397	$674,447	$3,231,947	$2,403,988	$96,762	$14,326,699

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.

The following table provides an analysis of our residential mortgage loans by origination LTV, origination year and portfolio at September 30, 2022. LTVs are not updated subsequent to origination except as part of the charge-off process. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
September 30, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	To Term	Total
Real estate loans:
Residential Core
<80%	$2,029,067	$1,566,975	$809,302	$290,532	$353,297	$1,857,689	$—	$—	$6,906,862
80-89.9%	1,086,531	635,815	620,482	306,956	291,649	1,208,559	—	—	4,149,992
90-100%	218,930	48,359	61,963	32,588	22,399	99,210	—	—	483,449
>100%	—	—	—	—	118	660	—	—	778
Unknown (1)	14,672	1,413	204	264	—	1,647	—	—	18,200
Total Residential Core	3,349,200	2,252,562	1,491,951	630,340	667,463	3,167,765	—	—	11,559,281
Residential Home Today (2)
<80%	—	—	—	—	—	10,600	—	—	10,600
80-89.9%	—	—	—	—	—	17,068	—	—	17,068
90-100%	—	—	—	—	—	25,140	—	—	25,140
Total Residential Home Today	—	—	—	—	—	52,808	—	—	52,808
Home equity loans and lines of credit
<80%	93,697	29,966	9,218	7,721	6,395	7,942	2,229,937	63,322	2,448,198
80-89.9%	5,173	839	40	281	442	1,175	172,774	30,313	211,037
90-100%	—	—	—	—	55	848	577	401	1,881
>100%	34	—	—	54	92	1,402	422	499	2,503
Unknown (1)	—	—	—	—	—	7	279	2,227	2,513
Total Home equity loans and lines of credit	98,904	30,805	9,258	8,056	6,984	11,374	2,403,989	96,762	2,666,132
Construction
<80%	6,652	7,956	—	—	—	—	—	—	14,608
80-89.9%	31,158	2,712	—	—	—	—	—	—	33,870
Total Construction	37,810	10,668	—	—	—	—	—	—	48,478
Total net real estate loans	$3,485,914	$2,294,035	$1,501,209	$638,396	$674,447	$3,231,947	$2,403,989	$96,762	$14,326,699

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.
Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at September 30, 2022, according to each loan's final due date. Demand loans, loans having no stated repayment schedule or maturity, are reported as being due in the fiscal year ending September 30, 2023. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential Real Estate		Home Equity Loans and Lines of Credit	Construction Loans	Other Loans	Total
	Core	Home Today
	(In thousands)
2023	$9,870	$3	$7,274	$—	$1,797	$18,944
2024-2027	391,041	180	45,214	1,500	—	437,935
2028-2037	2,265,157	38,562	136,792	8,588	1,466	2,450,565
2038 and beyond	8,873,791	14,510	2,444,598	111,671	—	11,444,570
Total	$11,539,859	$53,255	$2,633,878	$121,759	$3,263	$14,352,014

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2022 that are contractually due after September 30, 2023.

	Due After September 30, 2023
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential Core	$6,862,138	$4,667,851	$11,529,989
Residential Home Today	53,184	68	53,252
Home Equity Loans and Lines of Credit	156,672	2,469,932	2,626,604
Construction	121,759	—	121,759
Other Loans	1,466	—	1,466
Total loans receivable	$7,195,219	$7,137,851	$14,333,070
Residential Real Estate Mortgage Loans. The Company’s primary lending activity is the origination of residential real estate mortgage loans. A comparison of 2022 data to the corresponding 2021 data can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation. The Company currently offers fixed-rate conventional mortgage loans with terms of 30 years or less that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that amortize over a period of up to 30 years, provide an initial fixed interest rate for three or five years and then adjust annually, subject to rate reset options as discussed later in this section. At September 30, 2022, there were no “interest only” residential real estate mortgage loans held in the Company's portfolio.
The Company generally originates both fixed- and adjustable-rate mortgage loans in amounts up to $1 million, for single-family homes in most of our lending markets. The loans originated for larger dollar amounts are generally referred to as “jumbo loans.” The Company generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in the Company’s market areas.
The Company offers “Smart Rate” adjustable-rate mortgage loan products secured by residential properties with interest rates that are fixed for an initial period of three or five years, after which the interest rate generally resets every year based upon a contractual spread or margin linked to the Prime Rate as published in the Wall Street Journal. As part of a loan retention program, these adjustable-rate loans provide the borrower with an attractive rate reset option, which allow the borrower to re-lock the rate an unlimited number of times at the Company’s then current lending rates, for another three or five years (which must be the same as the original lock period). "Smart Rate" adjustable-rate mortgage loans represent over 99% of the adjustable-rate mortgage loan portfolio, with the difference representing the remaining balance of legacy adjustable-rate mortgage loan products with slightly different interest rate reset terms. Many of the borrowers who select adjustable-rate mortgage loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default. All of the Company’s adjustable-rate mortgage loans are subject to periodic and lifetime limitations on interest rate changes. All adjustable-rate mortgage loans have initial and periodic caps of two percentage points on interest rate changes, with a cap of five or six percentage points for the life of the loan. The Company has never offered “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.
The Company has always considered the promotion of home ownership a primary goal. In that regard, it has historically offered affordable housing programs in all of its market areas. These programs are targeted toward low- and moderate-income home buyers. The Company’s philosophy has been to provide borrowers the opportunity for home ownership within their financial means. During fiscal 2016, the Company began to market its Home Ready mortgage loan product for low- and moderate-income homeowners. Third Federal’s Home Ready product is designed to be saleable to Fannie Mae under its Home Ready program. Previously, the Company’s primary affordable housing program was referred to as "Home Today". The vast majority of loans originated under the Home Today program had higher risk characteristics than our Core residential real estate mortgage loan, but the Company attempted to mitigate that higher risk through the use of private mortgage insurance and continued pre- and post-purchase counseling. As of September 30, 2022, the Company had $53.3 million of loans outstanding that were originated through its Home Today program, most of which were originated prior to March 2009. At September 30, 2022, of the loans that were originated under the Home Today program, 5.6% were delinquent 30 days or more compared to 0.1% for the portfolio of Core loans as of that date. At September 30, 2022, $0.9 million, or 1.6%, of loans originated under the Home Today program were delinquent 90 days and over and $6.0 million of Home Today loans were non-accruing loans, representing 17.0% of total non-accruing loans as of that date. See Delinquent Loans and Non-performing Assets and Restructured Loans for discussions of the asset quality of this portion of the Company’s loan portfolio.

The Company currently retains the servicing rights on all loans sold in order to generate fee income and reinforce its commitment to customer service. One- to four-family residential mortgage real estate loans that have been sold were underwritten generally to Fannie Mae guidelines. At the time of the closing of these loans the Company owns the loans and subsequently sells them to Fannie Mae and others providing normal and customary representations and warranties, including representations and warranties related to compliance, generally with Fannie Mae underwriting standards. At the time of sale, the loans are free from encumbrances except for the mortgages filed by the Company which, with other underwriting documents, are subsequently assigned and delivered to Fannie Mae and others. During the fiscal years ended September 30, 2022 and 2021, the Company recognized servicing fees, net of amortization, related to these servicing rights of $4.3 million and $3.3 million, respectively. As of September 30, 2022 and 2021, the principal balance of loans serviced for others totaled $2.05 billion and $2.26 billion, respectively. At September 30, 2022, substantially all of the loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it had no material repurchase obligations associated with these loans at that date. However, at September 30, 2022, a reserve of $0.4 million has been maintained to cover potential losses on repurchases or reimbursements that may arise in connection with representations and warranties made at time of sale.
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
For home purchase loans with LTV ratios at origination in excess of 85% but equal to or less than 90%, the Company generally requires private mortgage insurance. The Company offers a loan product allowing up to 95% LTV with no mortgage insurance for superior credit borrowers. LTV ratios in excess of 85% are not available for refinance transactions except for adjustable-rate, first mortgage loans and Home Ready loans. The Home Ready product requires private mortgage insurance on purchase transactions between 80.01% and 97% LTV and refinance transactions between 80.01% and 95% LTV. As of September 30, 2022, the Company had a total of $225.7 million of loans outstanding that were originated through the high LTV program. This program involves loans originated with higher interest rates than the Company's other residential real estate loans, and to qualify for this program the loan applicant must satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria).
Home Equity Loans and Home Equity Lines of Credit. The Company offers home equity loans and home equity lines of credit, which are primarily secured by a second mortgage on residences. The home equity product is offered in 25 states and the District of Columbia. Home equity lines of credit originated since 2013 require amortizing loan payments during the draw period. These offers were, and are, subject to certain property and credit performance conditions which, among other items, related to CLTV, geography, borrower income verification, minimum credit scores and draw period duration. At September 30, 2022 and 2021, home equity loans totaled $261.0 million, or 1.8%, and $244.9 million, or 1.9%, respectively, of total loans receivable (which included $97.0 million and $141.3 million, respectively, of home equity lines of credit which were in the amortization period and no longer eligible to be drawn upon and $12.2 million and $7.7 million of bridge loans), and home equity lines of credit totaled $2.37 billion, or 16.5%, and $1.97 billion, or 15.7%, respectively, of total loans receivable. Additionally, at September 30, 2022 and 2021, the undrawn amounts of home equity lines of credit totaled $4.08 billion and $3.20 billion, respectively. A bridge loan permits a borrower to utilize the existing equity in their current home to fund the purchase of a new home before the current home is sold. Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are currently limited to a combined 80% LTV ratio (first and second mortgage liens). The Company charges a closing fee with respect to bridge loans.
The Company originates its home equity loans and home equity lines of credit without application fees (except for bridge loans) or borrower-paid closing costs. Home equity loans are offered with fixed interest rates, are fully amortizing and have terms of up to 30 years. The Company’s home equity lines of credit are offered with adjustable rates of interest indexed to the Prime Rate, as reported in The Wall Street Journal.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2022. Home equity lines of credit in the draw period are reported according to geographical distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state):
Ohio	$2,003,950	$612,556	0.03%	60%	44%
Florida	1,138,697	468,569	0.04%	55%	40%
California	1,006,718	383,666	0.04%	60%	48%
Other (1)	2,308,394	908,125	0.05%	63%	49%
Total home equity lines of credit in draw period	6,457,759	2,372,916	0.04%	60%	45%
Home equity lines in repayment, home equity loans and bridge loans	260,962	260,962	0.49%	59%	37%
Total	$6,718,721	$2,633,878	0.09%	60%	45%
______________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio and 5% of total loans.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2022. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
At September 30, 2022, 36.9% of our home equity lending portfolio was either in a first lien position (20.4%), in a subordinate (second) lien position behind a first lien that we held (13.9%) or behind a first lien that was held by a loan that we originated, sold and now service for others (2.6%). At September 30, 2022, 13.7% of our home equity line of credit portfolio in the draw period was making only the minimum payment on the outstanding line balance.

The following table sets forth by calendar origination year, the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2022. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination(1)	Current Mean CLTV Percent(2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2014 and Prior	$68,140	$14,216	—%	58%	29%
2015	98,495	24,558	—%	57%	30%
2016	257,607	76,933	—%	59%	34%
2017	531,853	181,534	0.16%	58%	35%
2018	667,072	259,483	0.17%	58%	37%
2019	884,797	388,800	0.07%	61%	42%
2020	823,666	307,524	—%	58%	42%
2021	1,622,849	648,671	—%	62%	52%
2022	1,503,280	471,197	0.01%	61%	60%
Total home equity lines of credit in draw period	6,457,759	2,372,916	0.04%	60%	45%
Home equity lines in repayment, home equity (3) loans and bridge loans	260,962	260,962	0.49%	59%	37%
Total	$6,718,721	$2,633,878	0.09%	60%	45%
______________________
(1)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(2)Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2022. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
(3)The principal balance of all home equity products no longer in the draw period is $97.0 million, a portion of which represents home equity lines of credit originated in 2009 or earlier which had delinquency levels comparatively higher than the years following 2010. Home equity lines of credit originated during those years also saw higher loan amounts, higher permitted LTV ratios, and lower credit scores.
The following table sets forth by fiscal year when the draw period expires, the principal balance of home equity lines of credit in the draw period as of September 30, 2022, segregated by the current combined LTV range. Home equity lines of credit with an end of draw date in the current fiscal year include accounts with draw privileges that have been temporarily suspended.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (1)	Total
	(Dollars in thousands)
2022	$45,943	$—	$—	$—	$—	$45,943
2023	1,575	52	—	—	—	1,627
2024	9,017	—	—	—	—	9,017
2025	24,616	—	—	—	13	24,629
2026	40,855	—	—	—	—	40,855
2027	153,472	—	—	—	122	153,594
Post 2027	2,093,384	2,711	53	140	963	2,097,251
Total	$2,368,862	$2,763	$53	$140	$1,098	$2,372,916
______________________
(1) Market data necessary for stratification is not readily available.

As shown in the table above, the principal balance of home equity lines of credit in the draw period that have a current mean CLTV over 80% or unknown is $4.1 million, or 0.2% at September 30, 2022. In recognition of previous past weakness in the housing market, we continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
Construction Loans. The Company originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Company’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Company offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 85%. At September 30, 2022, construction loans totaled $121.8 million, or 0.8% of total loans receivable. At September 30, 2022, the unadvanced portion of these construction loans totaled $72.3 million.
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
Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are primarily conducted by the Company’s loan personnel (all of whom are non-commissioned associates) operating at our main and branch office locations and at our loan production offices. All loans that the Company originates are underwritten pursuant to its policies and procedures, which, for real estate loans, are consistent with the ability to repay guidance provided by the CFPB. Loans originated with the intent to sell and certain other long-term, fixed-rate loans, as described below, are originated using Fannie Mae processing and underwriting guidelines. The majority of loans, however, are originated using guidelines that are similar, but not identical to Fannie Mae processing and underwriting guidelines. The Company originates both adjustable-rate and fixed-rate loans and advertises extensively throughout its market area. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative consumer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. The Company’s loan origination and sales activity may be adversely affected by a rising interest rate environment or economic recession, which typically results in decreased loan demand. The Company’s residential real estate mortgage loan originations are generated by its in-house loan representatives, by direct mail solicitations, by referrals from existing or past customers, by referrals from local builders and real estate brokers, from calls to its telephone call center and from the internet. The Company also purchases fixed-rate first mortgage loans through a correspondent lending partnership.
A vast majority of all loans originated are done so with the intent to hold. The Company later determines whether to sell or securitize the loans that it holds, after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. During the fiscal year ended September 30, 2022, the Company sold, or committed to sell, to Fannie Mae, in either whole loan or security form, $128.1 million of long-term, fixed-rate residential real estate mortgage loans, all on a servicing retained basis. The Company has also previously sold to private parties, non-agency eligible, adjustable-rate loans on a servicing retained basis. Those sales evidenced the saleability of our loans that are not originated in accordance with agency specified procedures, including adjustable-rate loans. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure, only a portion of the Company's first mortgage loan originations are eligible for securitization and sale in Fannie Mae mortgage backed security form. The balance of loans held for sale was $9.7 million at September 30, 2022.
In fiscal year 2022, the Company started a new pilot program to originate loans with the intent to sell following a more traditional mortgage banking model including risk based pricing and loan level price adjustments. The pilot is marketed under the name Mortgage Passport and is considered a division of the Association. The impact to the Company from the pilot program for this fiscal year is considered immaterial and therefore no breakout is provided.
Historically, the Company has retained the servicing rights on all residential real estate mortgage loans that it has sold, and intends to continue this practice into the future. At September 30, 2022, the Company serviced loans owned by others with a principal balance of $2.05 billion. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Company retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities.

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
Delinquent Loans. The following tables set forth the amortized cost in loan delinquencies by type, segregated by geographic location and duration of delinquency at the dates indicated. The majority of our Home Today loan portfolio is secured by properties located in Ohio and there are no other loans with delinquent balances. There were also no delinquencies in the construction loan portfolio for the fiscal years presented.

	Loans Delinquent For
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
September 30, 2022
Real estate loans:
Residential Core
Ohio	$2,862	$4,332	$7,194
Florida	1,009	1,066	2,075
Other	345	3,883	4,228
Total Residential Core	4,216	9,281	13,497
Residential Home Today	2,111	861	2,972
Home equity loans and lines of credit
Ohio	630	679	1,309
Florida	438	694	1,132
California	427	444	871
Other	900	504	1,404
Total Home equity loans and lines of credit	2,395	2,321	4,716
Total	$8,722	$12,463	$21,185

	Loans Delinquent For
	30-89 Days	90 Days or More	Total
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

 Total loans seriously delinquent (i.e. delinquent 90 days or more) decreased three basis points to 0.09% of total net loans at September 30, 2022, from 0.12% at September 30, 2021. The percentage of seriously delinquent loans to total net loans decreased in the residential Core portfolio from 0.07% to 0.06%. Such loans in the residential Home Today portfolio decreased from 0.02% to 0.01%. Home equity loans and lines of credit portfolio also decreased from 0.03% to 0.02%.
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

	September 30,
	2022	2021
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$22,644	$24,892
Residential Home Today	6,037	8,043
Home equity loans and lines of credit	6,925	11,110
Total non-accrual loans(1)(2)	35,606	44,045
Real estate owned	1,191	289
Total non-performing assets	$36,797	$44,334
Ratios:
Total non-accrual loans to total loans	0.25%	0.35%
Total non-accrual loans to total assets	0.23%	0.31%
Total non-performing assets to total assets	0.23%	0.32%
TDRs (not included in non-accrual loans above):
Real estate loans:
Residential Core	$43,101	$48,300
Residential Home Today	18,380	21,307
Home equity loans and lines of credit	22,060	24,941
Total	$83,541	$94,548
____________________
(1) At September 30, 2022 and 2021, the totals include $21.9 million and $25.7 million, respectively, in TDRs: which are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring; because they have been partially charged off; or because all borrowers have filed Chapter 7 bankruptcy, and had not reaffirmed or been dismissed.
(2) At September 30, 2022 and 2021, the totals include $3.6 million and $6.9 million in TDRs that are 90 days or more past due, respectively.
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

The table below sets forth a reconciliation of the amortized costs and categories between non-accrual loans and collateral-dependent loans at the dates indicated. The decrease in other accruing collateral-dependent loans at September 30, 2022 from September 30, 2021, was primarily related to forbearance plans that had been extended past 12 months that are now performing with no charge-off and no longer collateral-dependent.

	For the Years Ended September 30,
	2022	2021
	(Dollars in thousands)
Non-Accrual Loans	$35,606	$44,045
Accruing Collateral-Dependent TDRs	7,279	10,428
Other Accruing Collateral-Dependent Loans	6,426	31,956
Less: Loans Collectively Evaluated	(2,190)	(2,575)
Total Collateral-Dependent Loans	$47,121	$83,854
In response to the economic challenges facing many borrowers, we continue to restructure loans. Loan restructuring is a method used to help families keep their homes and preserve neighborhoods. This involves making changes to the borrowers’ loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the aforementioned. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on TDR measurement, see Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. We had $109.0 million of TDRs (accrual and non-accrual) recorded at September 30, 2022, of which $58.6 million are Residential Core, $23.8 million are Home Today and $26.6 million are Home equity loans and lines of credit. This is a $18.1 million decrease in the amortized cost of TDRs from September 30, 2021.

The following table sets forth the amortized cost of accrual and non-accrual TDRs, by the types of concessions granted, as of September 30, 2022. Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company.

	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Accrual
Residential Core	$27,503	$11,399	$4,199	$43,101
Residential Home Today	9,670	7,835	875	18,380
Home equity loans and lines of credit	20,725	907	428	22,060
Total	$57,898	$20,141	$5,502	$83,541
Non-Accrual, Performing
Residential Core	$1,687	$5,321	$5,826	$12,834
Residential Home Today	498	3,289	1,109	4,896
Home equity loans and lines of credit	1,601	1,752	840	4,193
Total	$3,786	$10,362	$7,775	$21,923
Non-Accrual, Non-Performing
Residential Core	$881	$863	$871	$2,615
Residential Home Today	191	361	11	563
Home equity loans and lines of credit	310	84	—	394
Total	$1,382	$1,308	$882	$3,572
Total TDRs
Residential Core	$30,071	$17,583	$10,896	$58,550
Residential Home Today	10,359	11,485	1,995	23,839
Home equity loans and lines of credit	22,636	2,743	1,268	26,647
Total	$63,066	$31,811	$14,159	$109,036

TDRs in accrual status are loans accruing interest and performing according to the terms of the restructuring. To be performing, a loan must be less than 90 days past due as of the report date. Non-accrual, performing status indicates that a loan was not accruing interest or in a forbearance plan at the time of restructuring, continues to not accrue interest, and is performing according to the terms of the restructuring; but has not been current for at least six consecutive months since its restructuring, has a partial charge-off, or is being classified as non-accrual per the OCC guidance on loans in Chapter 7 bankruptcy status, where all borrowers have filed and have not reaffirmed or been dismissed. Non-accrual, non-performing status includes loans that are not accruing interest because they are greater than 90 days past due and therefore not performing according to the terms of the restructuring.
Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the estimated fair market value at the date of foreclosure, less estimated costs to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions. Subsequent to acquisition, real estate owned is carried at the lower of the cost basis or estimated fair market value, less estimated costs to sell. Increases in the fair market value are recognized through income not exceeding the valuation allowance. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2022, we had $1.2 million in real estate owned.
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
When assets meet the classification criteria for either substandard or doubtful, they exhibit similar risk characteristics that result in expected credit losses through the model outputs or qualitative factors. As a result of the allowance analysis, a portion of the credit loss allowance is allocated to such assets. The allowance for credit losses is the amount estimated by management to represent the lifetime losses in our loan portfolio and off-balance sheet commitments. When we classify a problem asset as loss, we charge-off that portion of the asset that is uncollectible. Our determinations as to the classification of our assets and the amount of our credit loss allowances are subject to review by the Company's primary federal regulator, the OCC, which can require that we establish additional credit loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of assets at September 30, 2022, the amortized cost of classified assets consists of substandard assets of $50.9 million, including $1.2 million of real estate owned, and we also had $3.4 million of assets designated special mention. As of September 30, 2022, there were no individual assets with balances exceeding $1.0 million that were classified as substandard. Substandard assets at September 30, 2022 include $12.4 million of loans 90 or more days past due and $37.3 million of loans less than 90 days past due displaying a weakness sufficient to warrant an adverse classification. Of the $37.3 million of loans less than 90 days past due, $29.2 million are TDRs, and the remaining $8.1 million are non-TDRs primarily made up of loans that had their forbearance term extended greater than 12 months regardless of forbearance plan status at September 30, 2022.
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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At September 30, 2022, the balance of such individual valuation allowances was $10.3 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. The estimated exposure for additional loss related to multiple loan restructurings is included as a component of our qualitative GVA.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. We have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At September 30, 2022, we had an amortized cost of $2.67 billion in home equity loans and home equity lines of credit outstanding, of which $2.3 million, or 0.1% were delinquent 90 days or more.
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

The following table sets forth activity for credit losses segregated by geographic location for the periods indicated. The majority of our Home Today loan portfolio is secured by properties located in Ohio, and therefore was not segregated by state.

	At or For the Years Ended September 30,
	2022	2021	2020
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the year)	$64,289	$46,937	$38,913
Adoption of ASU 2016-13 for allowance for credit losses on loans	—	24,095	—
Charge-offs on real estate loans:
Residential Core
Ohio	234	1,587	1,262
Florida	—	377	242
Other	13	1	21
Total Residential Core	247	1,965	1,525
Total Residential Home Today	249	552	897
Home equity loans and lines of credit
Ohio	625	1,112	891
Florida	154	784	1,191
California	29	168	19
Other	146	632	1,002
Total Home equity loans and lines of credit	954	2,696	3,103
Total charge-offs	1,450	5,213	5,525
Recoveries on real estate loans:
Residential Core	2,932	2,385	2,783
Residential Home Today	2,648	2,362	2,230
Home equity loans and lines of credit	5,352	5,621	5,509
Construction	175	20	27
Total recoveries	11,107	10,388	10,549
Net recoveries	9,657	5,175	5,024
Provision (release) for credit losses on loans	(1,051)	(11,918)	3,000
Allowance balance for loans (end of the year)	$72,895	$64,289	$46,937

Allowance balance for credit losses on unfunded commitments (beginning of the year)	$24,970	$—	$—
Adoption of ASU 2016-13 for allowance for credit losses on unfunded commitments	—	22,052	—
Provision for credit losses on unfunded commitments	2,051	2,918	—
Allowance balance for unfunded loan commitments (end of the year)	27,021	24,970	—
Allowance balance for all credit losses (end of the year)	$99,916	$89,259	$46,937
Ratios:
Allowance for credit losses to non-accrual loans at end of the year	204.73%	145.96%	87.95%
Allowance for credit losses to the total amortized cost in loans at end of the year	0.51%	0.51%	0.36%

The following table sets forth additional information with respect to net recoveries (charge-offs) by category for the periods indicated.

	For the Years Ended September 30,
	2022	2021	2020
	(Dollars in thousands)
Net recoveries (charge-offs) to average loans outstanding during the year
Real estate loans:
Residential Core	0.02%	—%	0.01%
Residential Home Today	0.02%	0.02%	0.01%
Home Equity loans and lines of credit	0.03%	0.02%	0.02%
Total net recoveries (charge-offs) to average loans outstanding	0.07%	0.04%	0.04%
We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses. We reported net recoveries in each quarter for the last four years, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment of the obligations or as loans with improved collateral positions reach final resolution.
Gross charge-offs decreased and delinquent loans continue to be evaluated for potential losses, and provisions are recorded for the estimate of potential losses of those loans. Subject to changes in the economic environment, a moderate level of charge-offs are expected as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category, the percent of allowance in each category to the total allowance on loans, and the percent of loans in each category to total loans at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. This table does not include allowance for credit losses on unfunded loan commitments, which are primarily related to undrawn home equity lines of credit.

	At September 30,
	2022			2021
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$53,506	73.4%	80.4%	$44,523	69.2%	81.2%
Residential Home Today	(997)	(1.4)	0.4	15	—	0.6
Home equity loans and lines of credit	20,032	27.5	18.4	19,454	30.3	17.6
Construction	354	0.5	0.8	297	0.5	0.6
Allowance for credit losses on loans	$72,895	100.0%	100.0%	$64,289	100.0%	100.0%

During the fiscal year ended September 30, 2022, the total allowance for credit losses increased to $99.9 million, from $89.3 million at September 30, 2021. We recorded a $1.0 million provision for credit losses for the year, consisting of a $1.1 million release for credit losses on loans, and a $2.1 million provision for credit losses on off-balance sheet exposures, while recoveries exceeded loan charge-offs by $9.7 million. Refer to the "Activity in the Allowances for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 5. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. Changes during the fiscal year ended September 30, 2022 in the allowance for credit losses on loan balances are described below. During the fiscal year ended September 30, 2022, the total allowance for credit losses on off-balance sheet exposures increased to $27.0 million, from $25.0 million at September 30, 2021, which was primarily related to undrawn equity exposures. Other than the less significant construction and other loans segments, the changes related to the significant loan segments are described as follows:

•Residential Core – The amortized cost of this segment increased 13.0% or $1.3 billion, and its total allowance increased 20.2% or $9.0 million as of September 30, 2022 as compared to September 30, 2021. Total delinquencies decreased 11.6% to $13.5 million at September 30, 2022 from $15.3 million at September 30, 2021. Delinquencies greater than 90 days decreased 0.9% to $9.3 million at September 30, 2022 from $9.4 million at September 30, 2021. Net recoveries during the current year were $2.7 million as compared to net recoveries of $0.4 million during the year ended September 30, 2021. With some deterioration in the economic forecasts and new growth in the portfolio, the allowance increased.
•Residential Home Today – The amortized cost of this segment decreased 16.7% or $10.6 million, as we no longer originate loans under the Home Today program. The expected net recovery position for this segment was $1.0 million at September 30, 2022, while there was no allowance at September 30, 2021. Total delinquencies decreased 25.3% to $3.0 million at September 30, 2022 from $4.0 million at September 30, 2021. Delinquencies greater than 90 days decreased 58.4% to $0.9 million at September 30, 2022 from $2.1 million at September 30, 2021. There were net recoveries of $2.4 million and $1.8 million during the years ended September 30, 2022 and September 30, 2021, respectively. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans, which is driving the current allowance balance for Home Today loans negative.
•Home Equity Loans and Lines of Credit – The amortized cost of this segment increased 18.9% or $424.2 million to $2.67 billion at September 30, 2022 from $2.24 billion at September 30, 2021. The total allowance for this segment increased 3.0% to $20.0 million from $19.5 million at September 30, 2021. Total delinquencies for this portfolio segment decreased 13.8% to $4.7 million at September 30, 2022 as compared to $5.5 million at September 30, 2021. Delinquencies greater than 90 days decreased 45.1% to $2.3 million at September 30, 2022 from $4.2 million at September 30, 2021. Net recoveries for this loan segment during the current year were $4.4 million as compared to $2.9 million for the year ended September 30, 2021. The increase in allowance for this segment is primarily due to new portfolio growth, along with some deterioration in the economic factors.
Loan losses on home equity loans and lines of credit continued to comprise a large component of our gross charge-offs for 2022 and are expected to continue to represent a large portion of our charge-offs for the foreseeable future based on the relatively higher credit risk of this product when compared to a first mortgage loan.
The allowance for credit losses represents the estimate of lifetime loss in our loan portfolio and unfunded loan commitments. Our analysis for evaluating the adequacy of and the appropriateness of our allowance for credit losses is continually refined as relevant information, relating to past events, current conditions and supportable forecasts become available. During the years ended September 30, 2022 and 2021, no material changes were made to the allowance for credit losses.
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
The Association’s investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or equity securities other than the Association's required investment in the common stock of the FHLB of Cincinnati. As of September 30, 2022, we held no asset-backed securities or securities with sub-prime credit risk exposure, nor did we hold any banker’s acceptances, term federal funds, repurchase agreements or reverse repurchase agreements. As a federal savings association, the Association is not permitted to invest in equity securities. This general restriction does not apply to the Company. The Association’s investment policy permits the use of interest rate agreements (caps, floors and collars) and interest rate exchange contracts (swaps) in managing our interest rate risk exposure. The use of financial futures, however, is prohibited without specific approval from its Board of Directors.
FASB ASC 320, “Investments-Debt and Equity Securities,” requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities designated as available- for- sale are reported at fair value, while securities designated as held to maturity are reported at amortized cost. As a result of previous guidance from the Company's primary regulator that indicated that the Company's reported balance of liquid assets could not include any investment security not classified as available- for- sale, all investment securities held by the Company are classified as available for sale. We do not have a trading portfolio.
The fair value of our investment portfolio at September 30, 2022 consisted of $1.0 million in primarily fixed-rate securities guaranteed by Fannie Mae, $453.3 million of REMICs collateralized only by securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and $3.6 million of U.S. Government obligations.
U.S. Government Obligations. While U.S. Government securities generally provide lower yields than other investment options authorized in the Association's and Company's investment policies, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments.
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
Sources of Funds
General. Deposits traditionally have been the primary source of funds for the Association’s lending and investment activities. The Association also borrows, primarily from the FHLB of Cincinnati and the FRB-Cleveland Discount Window, to

supplement cash flow, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage its cost of funds. Additional sources of funds are scheduled loan payments, maturing investments, loan prepayments, collateralized wholesale borrowings, Fed Fund purchases, income on other earning assets, the proceeds from loan sales, and brokered deposits. As a result of unfavorable market conditions, proceeds from loan sales decreased during fiscal year 2022, which resulted in an increase of borrowings from the FHLB of Cincinnati.
Deposits. The Association obtains deposits primarily from the areas in which its branch offices are located, as well as from its customer service call center, its internet website, and from brokered deposits. It relies on its competitive pricing, convenient locations, and customer service to attract and retain its non-brokered deposits. It offers a variety of retail deposit accounts with a range of interest rates and terms. Its retail deposit accounts consist of savings accounts, money market accounts, checking accounts, CDs, individual retirement accounts, and other qualified plan accounts.
Interest rates paid, maturity terms, service fees, and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors, and our deposit growth goals.
At September 30, 2022, deposits totaled $8.92 billion. Checking accounts totaled $1.21 billion (including $1.10 billion of interest-bearing checking accounts) and savings accounts totaled $1.85 billion (including $1.75 billion of higher yield savings accounts and MMK). At September 30, 2022, the Association had a total of $5.86 billion in CDs (including $575.2 million of brokered CDs), of which $3.02 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes the Association will retain a large portion of these accounts upon maturity.
The following table sets forth the distribution of the Association’s average total deposit accounts, by account type, for the fiscal years indicated. A deposit schedule by account type can be found in Note 9. DEPOSITS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

	For the Years Ended September 30,
	2022			2021			2020
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Checking	$1,326,882	14.7%	0.32%	$1,079,699	11.8%	0.11%	$917,552	10.1%	0.16%
Savings	1,859,990	20.7%	0.24%	1,742,042	19.0%	0.17%	1,530,977	16.9%	0.51%
Certificates of deposit	5,826,286	64.6%	1.17%	6,339,412	69.2%	1.47%	6,621,289	73.0%	1.98%
Total deposits	$9,013,158	100.0%	0.85%	$9,161,153	100.0%	1.06%	$9,069,818	100.0%	1.55%
The following table sets forth the distribution of the Association’s total deposit accounts, by account type, at September 30, 2022.

	At September 30, 2022
	Balance	Percent	Weighted Average Cost of Funds
	(Dollars in thousands)
Deposit type
Interest Bearing:
Checking	$1,210,035	13.6%	0.81%
Savings accounts, excluding money market accounts	1,364,821	15.3%	0.79%
Money market accounts	481,650	5.4%	0.95%
Certificates of deposit, including accrued interest	5,864,511	65.7%	1.37%
Total Deposits	$8,921,017	100.0%	1.18%

As of September 30, 2022, the aggregate amount of the Association’s outstanding certificate of deposits in amounts greater than $250 thousand was approximately $247.6 million. The following table sets forth the maturity of those CDs as of September 30, 2022.

At September 30, 2022
(In thousands)
Three months or less	$56,734
Over three months through six months	22,863
Over six months through one year	37,918
More than one year	130,057
Total	$247,572

Borrowings. At September 30, 2022, the Association had $4.79 billion of borrowings outstanding, consisting of $4.56 billion from the FHLB of Cincinnati, $225.0 million of Fed Funds purchased, and $6.5 million of accrued interest. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. Our current, maximum borrowing capacity with the FHLB of Cincinnati is $8.47 billion. The Association also has the ability to purchase overnight Fed Funds up to $595.0 million through arrangements with other institutions. The ability to borrow from the FRB-Cleveland Discount Window is also available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio. At September 30, 2022, the Association had the capacity to borrow up to $168.0 million from the FRB-Cleveland. A maturity schedule and available borrowing capacity schedule can be found in Note 10. BORROWED FUNDS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
The following tables sets forth information relating to a category of short-term borrowings for which the average balance outstanding during the period was at least 30% of shareholders' equity at the end of each period shown.

	At or For the Fiscal Years Ended September 30,
	2022	2021	2020
	(Dollars in thousands)
Borrowings (30 days and under):
Balance at end of year	$2,000,000	$—	$—
Maximum outstanding at any month-end	$2,000,000	$—	$440,000
Average balance during year	$682,487	$—	$180,916
Average interest rate during the fiscal year	1.59%	—%	1.38%
Weighted average interest rate at end of year	3.04%	—%	—%

	At or For the Fiscal Years Ended September 30,
	2022	2021	2020
	(Dollars in thousands)
Borrowings (90 days or more):
Balance at end of year	$1,550,000	$2,450,000	$2,975,000
Maximum outstanding at any month-end	$2,425,000	$2,925,000	$3,075,000
Average balance during year	$2,000,323	$2,693,533	$2,893,540
Average interest rate during the fiscal year	0.77%	0.23%	1.12%
Weighted average interest rate at end of year	3.12%	0.23%	0.28%

Federal Taxation
General. The Company and the Association are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering in 2007, the Company and the Association were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and the Association were no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owned at least 80% of the common stock of the Company. As a result of the Company's stock repurchase program which reduced the number of outstanding shares of the Company, at September 30, 2022, Third Federal Savings, MHC, owned 80.95% of the common stock of the Company and the Company and the Association can, again, be a part of Third Federal Savings, MHC’s consolidated tax group. Beginning on September 30, 2007 and for each subsequent fiscal year thereafter, the Company has filed consolidated tax returns with the Association and Third Capital Inc., its wholly-owned subsidiaries.
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
At September 30, 2022, the total federal pre-base year bad debt reserve of the Association was approximately $105.0 million.
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

SUPERVISION AND REGULATION
General
The Company is a savings and loan holding company, and is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of, the FRS. The Company is also subject to the rules and regulations of the SEC under the federal securities laws.
The Association is a federal savings association that is currently examined and supervised by the OCC and the CFPB, and is subject to examination by the FDIC under certain circumstances. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market risk. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The Association also is a member of and owns stock in the FHLB of Cincinnati, which is one of the eleven regional banks in the FHLB System. The Association is also regulated to a lesser extent by the FRS. The OCC will examine the Association and prepare reports for the consideration of the Association’s Board of Directors on any operating deficiencies. The CFPB has examination and enforcement authority over the Association with respect to consumer protection laws and regulations. The Association’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Association’s mortgage documents.

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
Federal Banking Regulation
Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended ("HOLA"), and federal regulations. Under these laws and regulations, the Association may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate. The Association may also invest in commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. An association may also establish subsidiaries that may engage in certain activities not otherwise permissible for an association, including real estate investment and securities and insurance brokerage.
Effective July 1, 2019, the OCC issued a final rule, pursuant to a provision of the Economic Growth Regulatory Relief and Consumer Protection Act, that permits a federal savings association to elect to exercise national bank powers without converting to a national bank charter. Among other things, the election allows a federal savings association to engage in commercial and commercial real estate lending without the aggregate limits applicable to federal savings associations. By exercising the election, the federal savings association also becomes subject to many of the same duties, restrictions, liabilities, conditions and limitations applicable to national banks, some of which are more restrictive than those applicable to federal savings associations. A federal savings association making the election retains its federal savings association charter and continues to be treated as a federal savings association for purposes of corporate governance. The election is available to federal savings associations that had total consolidated assets of $20 billion or less as of December 31, 2017. The Association has not exercised the election as of September 30, 2022.
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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% in addition to the minimum capital requirements. At September 30, 2022, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer". In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As presented in Note 3. REGULATORY MATTERS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, at September 30, 2022, the Association exceeded all regulatory capital requirements to be considered “Well Capitalized”.
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2022, the Association was in compliance with the loans-to-one borrower limitations.
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
A savings association that fails the QTL test must operate under specified restrictions. Under the DFA, non-compliance with the QTL test may subject the Association to agency enforcement action for a violation of law. At September 30, 2022, the Association satisfied the QTL test.
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
The Association, in compliance with the preceding requirements, paid a $56 million cash dividend to the Company during the fiscal year ended September 30, 2022, a $55 million cash dividend to the Company during the fiscal year ended September 30, 2021 and a $57 million cash dividend to the Company during the fiscal year ended September 30, 2020. There was a $16 million dividend paid to the Company by Third Capital, the Company's other wholly owned subsidiary, during the fiscal year ended September 30, 2020, but there were no dividends paid to the Company by Third Capital during the fiscal year ended September 30, 2021 or 2022.

The Company's eighth stock repurchase program, for the repurchase of 10,000,000 shares of its common stock, was announced on October 27, 2016 and began on January 6, 2017. As of September 30, 2022, 5,553,820 shares remain to be purchased under the program.
Under current FRS regulations, Third Federal Savings, MHC is required to obtain the approval of its members (depositors and certain loan customers of the Association) every 12 months to enable Third Federal Savings, MHC to waive its right to receive dividends on the Company’s common stock that Third Federal Savings, MHC owns. Starting in 2014, Third Federal Savings, MHC has received this approval of its members at every meeting held. Third Federal Savings, MHC has the approval to waive the receipt of dividends up to an aggregate of $1.13 per share on the common stock of the Company for the 12 months following the special meeting of members held on July 12, 2022. Third Federal Savings, MHC waived its right to receive a $0.2825 per share dividend payment on September 20, 2022. As a result of the 2021, 2020, and 2019 approvals, Third Federal Savings, MHC previously waived its right to receive four separate $0.28 per share dividend payments during the four quarterly periods ended June 30, 2021, two separate $0.27 per share dividend payments, two separate $0.28 per share dividend payments during the four quarterly periods ended June 30, 2020, and four separate $0.25 per share dividend payments during the four quarterly periods ended June 30, 2019.
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
Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act ("CRA") and federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the OCC is required to assess the savings association’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches, mergers, minority stock offerings or second-step conversion, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.
In March 2021, the Association received a "Needs to Improve" CRA rating in its most recent federal evaluation dated February 24, 2020.
In December 2021, the OCC issued amendments to its CRA regulations, effective January 1, 2022, with a separate compliance date of April 1, 2022 for the rules' public file and public notice requirements. In May 2022, the OCC, along with the FRB and FDIC, released a notice of proposed rule making to “strengthen and modernize” the CRA regulations and the related regulatory framework.
Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by FRS regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as the Association. Third Federal Savings, MHC and the Company are affiliates of the Association. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must be provided by affiliates in order to receive loans from the savings association. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings associations are required to maintain detailed records of all transactions with affiliates.
The Association’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the FRS. Among other things, these provisions require that extensions of credit to insiders:
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
Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement action against all “institution-affiliated parties,” including shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions. The maximum civil money penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or other action, and are adjusted annually for inflation. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.
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
As of September 30, 2022, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required (Well Capitalized)
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,666,677	18.84%	$884,734	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,614,615	10.33%	781,275	5.00%
Tier I Capital to Risk-Weighted Assets	1,614,615	18.25%	707,788	8.00%
Common Equity Tier I to Risk-Weighted Assets	1,614,615	18.25%	575,077	6.50%

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured depository institutions such as the Association. Deposit accounts in the Association are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.
The FDIC charges insured depository institutions assessments to maintain the Deposit Insurance Fund. The FDIC bases its assessments on each institution’s total assets less Tier 1 capital, with an assessment schedule based on perceived risk to the Deposit Insurance Fund. Institutions with over $10 billion of total assets, such as the Association, are classified for assessment purposes as "Large Institutions". Such Large Institutions are generally subject to a pricing system that includes a separate “scorecard” methodology designed to measure risk to the fund. The assessment range for Large Institutions (inclusive of adjustments specified by the FDIC) is 1.5 to 40 basis points.
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
As of September 30, 2022, outstanding borrowings (including accrued interest) from the FHLB of Cincinnati were $4.57 billion and the Association was in compliance with the stock investment requirement.
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
Holding Company Regulation
General. Third Federal Savings, MHC, and the Company are non-diversified savings and loan holding companies within the meaning of the HOLA. As such, Third Federal Savings, MHC and the Company are registered with the FRS and subject to FRS regulations, examinations, supervision and reporting requirements. In addition, the FRS has enforcement authority over Third Federal Savings, MHC and the Company. Among other things, this authority permits the FRS to restrict or prohibit activities that are determined to be a serious risk to the Association. As federal corporations, Third Federal Savings, MHC and the Company are generally not subject to state business organization laws.
Permitted Activities. Pursuant to Section 10(o) of the HOLA and FRS regulations, a mutual holding company, such as Third Federal Savings, MHC and its mid-tier company, the Company, may, with appropriate regulatory approval, engage in the following activities:
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
The HOLA prohibits a savings and loan holding company, such as the Company, from directly or indirectly acquiring more than 5% of a class of voting securities of, or acquiring "control" as defined in FRS regulations of, another savings institution or savings and loan holding company, without prior written approval of the FRS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the HOLA or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.
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
Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions, including the capital conservation buffer, apply to savings and loan holding companies. We were in compliance with the holding company consolidated capital requirements and the capital conservation buffer as of September 30, 2022.
Dividends and Repurchases. The FRS has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend, the proposed dividend is not covered by earnings for the period for which it is being paid or the company's overall rate of earnings retention is inconsistent with the company's capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a company's common stock dividend. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.
Source of Strength. The DFA extended the “source of strength” doctrine, which had traditionally been applicable to bank holding companies, to savings and loan holding companies. FRS regulations require that all savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends by Third Federal Savings, MHC. Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. The OTS, the previous regulator for Third Federal Savings, MHC, allowed dividend waivers provided the mutual holding company’s Board of Directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of its subsidiary institution. In February 2008, the Company declared its first quarterly dividend and Third Federal Savings, MHC waived its right to receive each dividend paid by the Company. Section 625(a) of DFA preserved, for mutual holding companies, including Third Federal Savings, MHC, that had reorganized into mutual holding company form, issued minority stock and waived dividends prior to December 1, 2009, the right to waive dividends if the waiver was not detrimental to the safe and sound operation of the savings association and the board of directors expressly determines that the waiver is consistent with the fiduciary duties of the board to the mutual members of the mutual holding company. However, on August 12, 2011, the FRS issued an interim final rule that added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive dividends aggregating up to $1.13 per share on the common stock of the Company for the 12 months following the special meeting of members held on July 12, 2022 . Third Federal Savings, MHC previously received the approval of its members every calendar year beginning in 2014.
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
The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, subsequently extended several times by federal mortgage-backing agencies. As of January 2, 2022 all COVID-19 restrictions have been lifted.

Human Capital Resources
At September 30, 2022, we employed 1,025 associates, nearly all of whom are full-time and of which approximately 75% are women. At September 30, 2021, we employed 1,005 associates. As a financial institution, approximately 40% of our associates are employed at our branch and loan production offices, and another 12% are employed at our customer care call center. The success of our business is highly dependent on our associates, who provide value to our customers and communities through their dedication to our mission, helping customers achieve the American dream of home ownership and financial security. Our workplace culture is grounded in a set of core values – love (a genuine concern for others), trust, respect, a commitment to excellence and a little bit of fun – which is lived out daily in our work. We seek to hire well-qualified associates who are also a good fit for our value system. Our selection and promotion processes are without bias and include the active recruitment of minorities and women.
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
Associate retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. During fiscal year 2022, we experienced an increase in voluntary associate turnover as was the case among the general workforce. However, our voluntary turnover rate, at 7.6% for the twelve months ending September 30, 2022, excluding retirements, remains one of the lowest in the industry. We believe our commitment to living out our core values, actively prioritizing concern for our associates’ well-being, supporting our associates’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing associates. In addition, nearly all of our associates are stockholders of the Company through participation in our Associate Stock Ownership Plan, which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. At September 30, 2022, 36% of our current staff had been with us for fifteen years or more.

Item 1A.	Risk Factors
The material risks and uncertainties that management believes affect us are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein, as well as in other documents we file with the SEC. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors. See also, “Forward-Looking Statements.”
Risks Related to the COVID-19 Pandemic
The economic impact of the COVID-19 outbreak could continue to adversely affect our financial condition and results of operations.
Although U.S. and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has also contributed to rising inflationary pressures. The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted. We continue to have many associates working hybrid schedules and may take further actions as may be required by government authorities or that we determine are in the best interests of our associates, customers and business partners. We did not participate in, or offer loans, as part of the Payroll Protection Program.

The length of the adverse consequences of the pandemic and the impact to the macroeconomic environment are unknown. Until the consequences subside, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;
•loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
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
•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
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
•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs; and
•as a result of the temporary recession experienced by the U.S. due to the pandemic, our business could be materially and adversely affected by another recession should the effects of the pandemic continue for a period of time or worsen.
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
Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the FRS may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to attempt to borrow the funds or raise capital. Thus, any borrowing of funds needed to raise capital required to make a capital injection becomes more difficult and expensive, and could have an adverse effect on our business, financial condition and results of operations. Moreover, it is possible that we will be unable to borrow funds when we need to do so.
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
The Consumer Financial Protection Bureau issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the ability-to-repay standard. A “qualified mortgage” must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. Under the rule, a “qualified mortgage” loan must not contain certain specified features, including:
•not be higher-priced as defined by the FRB in 2008;
•excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
•interest-only payments;
•negative amortization;
•balloon payments;
•terms of longer than 30 years; and
•cannot be a 'no doc' loan where the creditor does not verify income or assets.
In addition to the above exclusions, a newly defined "qualified mortgage" APR must be within a certain tolerance of APOR in order to qualify as a "qualified mortgage" loan under the final rule. These tolerances have the ability to impact certain products, but does not preclude TFS from originating non-qualified mortgage loans. TFS has been delivering fixed-rate loans to government sponsored entities over the past year, which required implementation of the Final "Qualified Mortgage" General Rule that went into effect on October 1, 2022. In September of 2022, internal systems were updated at TFS in order to calculate "qualified mortgage" status for all closed end products (i.e. Fixed, ARM, HELOANs).
The regulatory agencies have issued a rule in response to requirements within the Dodd-Frank Act that requires securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a qualified residential mortgage. The final rule also provides that the definition of “qualified residential mortgage” includes loans that meet the definition of qualified mortgage issued by the Consumer Financial Protection Bureau.
The General Qualified Mortgage Final Rule could have a significant effect on the secondary market for loans. The Consumer Financial Protection Bureau's rule on qualified mortgages could limit our desire to make certain types of loans or loan to certain borrowers, which could limit our growth or profitability.
The foreclosure process may adversely impact our recoveries on non-performing loans
The judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons, as well as the legal and regulatory responses, have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize its losses.
Risks Related to Competitive Matters
Strong competition within our market areas may limit our growth and profitability.
Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, money market funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Competitive factors driven by consumer sentiment or otherwise can also reduce our ability to generate fee income, such as through overdraft fees. Troubled financial institutions may not significantly increase the interest rates paid to depositors in pursuit of retail deposits when wholesale funding sources are not available to them. Furthermore, the wide acceptance of Internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. Our profitability depends upon our continued ability to successfully compete in our market areas. For additional information see PART 1 Item 1. Business-THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND-Competition.
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
The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Association provide a significant source of cash for the Company. The availability of dividends from the Association is limited by various statutes and regulations. Under these statutes and regulations, the Association is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the stockholders' equity of the Association below the amount of the liquidation account established in connection with the mutual-to-stock conversion. Federal savings associations may pay dividends without the approval of its primary federal regulator only if they meet applicable regulatory capital requirements before and after the payment of the dividends and total dividends do not exceed net income to date over the calendar year plus its retained net income over the preceding two years. If in the future, the Company utilizes its available cash and the Association is unable to pay dividends to the Company, the Company may not have sufficient funds to pay dividends or fund stock repurchases.
Restrictions on our ability to pay dividends to stockholders could adversely affect the value of our common stock.
The value of the Company’s common stock is significantly affected by our ability to pay dividends to our public stockholders. The Company’s ability to pay dividends to our stockholders is subject to the availability of cash at the Company which is dependent on the Association having sufficient earnings to make capital distributions to the Company. Moreover, our ability to pay dividends and the amount of such dividends is affected by the ability of Third Federal Savings, MHC, our mutual holding company, to waive the receipt of dividends declared by the Company.
Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. In August 2011, the FRS issued an interim final rule pursuant to the DFA, providing that the FRS “may not” object to dividend waivers by grandfathered mutual holding companies, such as Third Federal Savings, MHC, under standards substantially similar to those previously required by the OTS. However, the interim final rule added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within twelve months prior to the declaration of the dividend being waived. As part of its rulemaking process, the FRS is reviewing comments on the interim final rule and there can be no assurance that the final rule will not require such a member vote. Third Federal Savings, MHC has received the approval of its members in nine separate meetings (held in either July or August of each year from 2014 through 2022) to waive the receipt of dividends for a twelve-month period, and the FRS has “non-objected” to Third Federal Savings, MHC’s waiver each time. However, future approvals of members and non-objections from the FRS are not assured and if not obtained, the discontinuance of dividend payments would adversely affect the value of our common stock.

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

Our net interest income can also be negatively impacted when assets and funding sources with seemingly similar, but not identical re-pricing characteristics react differently to changing interest rates. An example is our home equity lines of credit loan portfolio and our interest-bearing checking and savings deposit products. Interest rates charged on our home equity lines of credit loans are linked to the prime rate of interest, which generally adjusts in a direct relationship to changes in the FRS’s Federal Funds target rate. Similarly, our interest-bearing checking and savings deposit products are generally expected to adjust when changes are made to the Federal Funds target rate. However, to the extent that increases or decreases are made to the Federal Funds target rate, and those increases or decreases translate into increases or decreases of the prime rate and the rate charged on our home equity lines of credit loans, but do not extend to equivalent adjustments to our interest-bearing checking and savings deposit products, we can experience a reduction in our net interest income. At September 30, 2022, we held $2.47 billion of home equity lines of credit loans and $2.85 billion of interest-bearing checking and savings deposits.
Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized mortgage servicing rights. As of September 30, 2022, we serviced $2.05 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an amortized cost of $7.9 million and an estimated fair value, at that date, of $15.3 million. Because the estimated life and estimated income to be derived from servicing the underlying mortgage loans generally increase with rising interest rates and decrease with falling interest rates, the value of mortgage servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.
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
In general, changes in market and competitive interest rates result from events that we do not control and over which we generally have little or no influence. As a result, mitigation of the adverse affects of changing interest rates is generally limited to controlling the composition of the assets and liabilities that we hold. To monitor our positions, we maintain an interest rate risk modeling system which is designed to measure our interest rate risk sensitivity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off balance sheet items (the institution’s economic value of equity) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. At September 30, 2022, in the event of an immediate 200 basis point increase in all interest rates, our model projects that we would experience a $397.3 million, or 29.92%, decrease in EVE. Our calculations further project that, at September 30, 2022, in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the twelve month measurement period to an aggregate increase in 200 basis points, we would expect our projected net interest income for the twelve months ended September 30, 2023 to decrease by 0.29%. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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
We are required to transition from the use of the LIBOR interest rate index in the future.
We have certain interest rate swap contracts indexed to LIBOR to calculate the interest rate. The LIBOR index will be discontinued for U.S. Dollar settings effective June 30, 2023. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. Additionally, since alternative rates are calculated differently, the transition may change our market risk profile, requiring changes to risk and pricing models.
Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
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
We operate from our main office in Cleveland, Ohio, our 37 full-service branch offices located in Ohio and Florida and our five loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Broward, Collier, Hillsborough, Lee, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Franklin, Butler, Delaware and Hamilton. The Company owns the building in which its home office and executive offices are located, and six other office locations. The net book value of our land, premises, equipment and software was $34.5 million at September 30, 2022, a $2.9 million reduction from September 30, 2021, primarily due to depreciation.

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
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of November 16, 2022, we had 6,221 shareholders of record, which does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms.
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
At a special meeting of members of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) voted to approve Third Federal Savings, MHC's proposed waiver of dividends aggregating up to $1.13 per share on the common stock of the Company for the 12 months following the special meeting of members held on July 12, 2022. The members approved the waiver by casting 61% of the eligible votes, with 97% of the votes cast, or 60% of the total eligible votes, in favor of the waiver. Third Federal Savings, MHC is the 81% majority shareholder of the Company.
Following the receipt of the members’ approval at the July 12, 2022 special meeting, Third Federal Savings, MHC filed a notice with, and subsequently received the non-objection of, the FRB-Cleveland for the proposed dividend waivers.

In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from September 30, 2017 through September 30, 2022, relative to the cumulative total return on stocks included in the S&P U.S. BMI Banks Index, S&P Composite 1500 Thrifts & Mortgage Finance Index and NASDAQ Composite, in each case for the same period. The cumulative return data is presented in dollars, based on starting investments of $100 and assuming the reinvestment of dividends.

Total Return Performance
250
200
150
100
50
Index Value
09/30/17
09/30/18
09/30/19
09/30/20
09/30/21
09/30/22
Period Ending
TFS Financial Corporation
S&P U.S. BMI Banks Index
S&P Composite 1500 Thrifts & Mortgage Finance Index
NASDAQ Composite Index

	Measurement Date
Index (with base price at 9/30/2017)	9/30/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022
TFS Financial Corporation	100.00	97.76	124.62	107.99	148.21	108.51
S&P U.S. BMI Banks Index	100.00	108.42	108.77	79.86	145.30	111.62
S&P Composite 1500 Thrifts & Mortgage Finance Index	100.00	98.18	111.54	80.62	131.86	107.52
NASDAQ Composite Index	100.00	125.17	125.82	177.36	231.30	170.38
Source: S&P Global Market Intelligence

We did not sell any securities for the fiscal year ended September 30, 2022.

The following table summarizes our stock repurchase activity during the three months ended September 30, 2022 and the stock repurchase plans approved by our Board of Directors.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
July 1, 2022 through July 31, 2022	25,000	$13.59	25,000	5,553,820
August 1, 2022 through August 31, 2022	—	—	—	5,553,820
September 1, 2022 through September 30, 2022	—	—	—	5,553,820
	25,000	$13.59	25,000

(1) On October 27, 2016, the Company announced that the Board of Directors approved the Company's eighth stock repurchase program, which authorizes the repurchase of up to 10,000,000 shares of the Company's outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. For the fiscal year ended September 30, 2022, stock repurchases totaled 337,259 shares at an average price per share of $14.97. The program has 5,553,820 shares yet to be purchased as of September 30, 2022. The program has no expiration date.

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
The following tables present select financial data of the Company for the five most recent fiscal years.

	At September 30,
	2022	2021	2020	2019	2018
	(In thousands)
Selected Financial Condition Data:
Total assets	$15,789,879	$14,057,450	$14,642,221	$14,542,356	$14,137,331
Cash and cash equivalents	369,564	488,326	498,033	275,143	269,775
Investment securities - available for sale	457,908	421,783	453,438	547,864	531,965
Loans held for sale	9,661	8,848	36,871	3,666	659
Loans, net	14,257,067	12,509,035	13,103,062	13,195,745	12,871,294
Bank owned life insurance	304,040	297,332	222,919	217,481	212,021
Prepaid expenses and other assets	95,428	91,586	104,832	87,957	44,344
Deposits	8,921,017	8,993,605	9,225,554	8,766,384	8,491,583
Borrowed funds	4,793,221	3,091,815	3,521,745	3,902,981	3,721,699
Shareholders’ equity	1,844,339	1,732,280	1,671,853	1,696,754	1,758,404

	For the Years Ended September 30,
	2022	2021	2020	2019	2018
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$409,333	$389,351	$455,298	$482,087	$443,045
Interest expense	141,937	157,721	213,030	216,666	162,104
Net interest income	267,396	231,630	242,268	265,421	280,941
Provision (release) for credit losses on loans	1,000	(9,000)	3,000	(10,000)	(11,000)
Net interest income after provision (release) for credit losses on loans	266,396	240,630	239,268	275,421	291,941
Non-interest income	23,804	55,299	53,251	20,464	21,536
Non-interest expenses	198,146	195,835	192,274	193,673	192,313
Earnings before income tax	92,054	100,094	100,245	102,212	121,164
Income tax expense	17,489	19,087	16,928	21,975	35,757
Net earnings after income tax expense	$74,565	$81,007	$83,317	$80,237	$85,407
Earnings per share
Basic	$0.26	$0.29	$0.30	$0.29	$0.31
Diluted	$0.26	$0.29	$0.29	$0.28	$0.30
Cash dividends declared per share	$1.13	$1.12	$1.11	$1.02	$0.760

	At or For The Years Ended September 30,
	2022	2021	2020	2019	2018
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.51%	0.56%	0.56%	0.56%	0.62%
Return on average equity	4.14%	4.77%	4.88%	4.58%	4.91%
Interest rate spread(1)	1.75%	1.52%	1.52%	1.73%	1.93%
Net interest margin(2)	1.88%	1.66%	1.69%	1.92%	2.08%
Efficiency ratio(3)	68.04%	68.25%	65.06%	67.75%	63.58%
Non-interest expense to average total assets	1.34%	1.35%	1.29%	1.36%	1.39%
Average interest-earning assets to average interest-bearing liabilities	112.42%	111.92%	111.41%	112.28%	112.96%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.23%	0.32%	0.37%	0.50%	0.57%
Non-accruing loans as a percent of total loans	0.25%	0.35%	0.41%	0.54%	0.60%
Allowance for credit losses on loans as a percent of non-accruing loans	204.73%	145.96%	87.95%	54.60%	54.56%
Allowance for credit losses on loans as a percent of total loans	0.51%	0.51%	0.36%	0.29%	0.33%
Capital Ratios:
Association
Total capital to risk-weighted assets(4)	18.84%	21.00%	19.96%	19.56%	20.47%
Tier 1 (leverage) capital to net average assets(4)	10.33%	11.15%	10.39%	10.54%	10.87%
Tier 1 capital to risk-weighted assets(4)	18.25%	20.43%	19.37%	19.07%	19.91%
Common equity tier 1 capital to risk-weighted assets(4)	18.25%	20.43%	19.37%	19.07%	19.91%
TFS Financial Corporation
Total capital to risk-weighted assets(4)	21.18%	23.75%	22.71%	22.22%	22.94%
Tier 1 (leverage) capital to net average assets(4)	11.66%	12.65%	11.88%	12.05%	12.25%
Tier 1 capital to risk-weighted assets(4)	20.59%	23.18%	22.13%	21.73%	22.39%
Common equity tier 1 capital to risk-weighted assets(4)	20.59%	23.18%	22.13%	21.73%	22.39%
Average equity to average total assets	12.23%	11.72%	11.50%	12.30%	12.56%
Other Data:
Association:
Number of full service offices	37	37	37	37	38
Loan production offices	5	7	7	8	8
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
Levels of Regulatory Capital
For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. At September 30, 2022, the Company’s Tier 1 (leverage) capital totaled $1.82 billion, or 11.66% of net average assets and 20.59% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.61 billion, or 10.33% of net average assets and 18.25% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 7 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Years Ended September 30,
	2022		2021
	Amount	Percent	Amount	Percent
First Mortgage Loan Originations:	(Dollars in thousands)
ARM (all Smart Rate) production	$1,029,156	28.2%	$1,089,410	30.0%
Fixed-rate production:
Terms less than or equal to 10 years	470,806	12.9	540,723	14.9
Terms greater than 10 years	2,146,021	58.9	1,997,694	55.1
Total fixed-rate production	2,616,827	71.8	2,538,417	70.0
Total First Mortgage Loan Originations:	$3,645,983	100.0%	$3,627,827	100.0%

	September 30, 2022		September 30, 2021
	Amount	Percent	Amount	Percent
Balances of First Mortgage Loans Held For Investment:	(Dollars in thousands)
ARM (primarily Smart Rate) Loans	$4,668,089	40.3%	$4,646,760	45.2%
Fixed-rate Loans:
Terms less than or equal to 10 years	1,350,436	11.6	1,309,407	12.7
Terms greater than 10 years	5,574,589	48.1	4,322,931	42.1
Total fixed-rate loans	6,925,025	59.7	5,632,338	54.8
Total First Mortgage Loans Held For Investment:	$11,593,114	100.0%	$10,279,098	100.0%
The following table sets forth the balances as of September 30, 2022 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(in thousands)
2023	$207,932
2024	354,614
2025	708,993
2026	1,525,895
2027	1,770,027
2028	100,628
Total	$4,668,089
At September 30, 2022 and September 30, 2021, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $9.7 million and $8.8 million, respectively.

Loan Portfolio Yield
The following tables set forth the balance and interest yield as of September 30, 2022 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	September 30, 2022
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,350,436	9.4%	2.62%
Terms greater than 10 years	5,574,589	38.8%	3.51%
Total Fixed-Rate loans	6,925,025	48.2%	3.34%

ARMs	4,668,089	32.5%	2.75%
Home Equity Loans and Lines of Credit	2,633,878	18.4%	5.30%
Construction and Other loans	125,022	0.9%	3.32%
Total Loans Receivable	$14,352,014	100.0%	3.51%

	September 30, 2022
	Balance	Fixed Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,483,740	$4,932,438	45.2%	3.30%
Florida	2,123,113	1,027,910	14.8	3.00%
Other	2,986,261	964,677	20.7	2.73%
Total Residential Mortgage Loans	11,593,114	6,925,025	80.7	3.11%
Home Equity Loans and Lines of Credit
Ohio	706,641	60,228	5.0	5.30%
Florida	537,724	39,968	3.7	5.25%
California	432,540	27,708	3.0	5.25%
Other	956,973	22,832	6.7	5.35%
Total Home Equity Loans and Lines of Credit	2,633,878	150,736	18.4	5.30%
Construction and Other loans	125,022	125,022	0.9	3.32%
Total Loans Receivable	$14,352,014	$7,200,783	100.0%	3.51%

Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. We plan to enhance our ability to grow the home equity line of credit portfolio by utilizing partners to attract more home equity line of credit customers. At September 30, 2022, the principal balance of home equity lines of credit totaled $2.37 billion. Our home equity lending is discussed in the preceding Lending Activities section of Item 1. Business in Part I. THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND.
Extending the Duration of Funding Sources
As a complement to our strategies to shorten the duration of our interest earning assets, as described above, we also seek to lengthen the duration of our interest bearing funding sources. These efforts include monitoring the relative costs of alternative funding sources such as retail deposits, brokered deposits, longer-term (e.g. four to six years) fixed rate advances from the FHLB of Cincinnati, and shorter-term (e.g. three months) advances from the FHLB of Cincinnati, the durations of which are extended by correlated interest rate exchange contracts. Each funding alternative is monitored and evaluated based on its effective interest payment rate, options exercisable by the creditor (early withdrawal, right to call, etc.), and collateral requirements. The interest payment rate is a function of market influences that are specific to the nuances and market competitiveness/breadth of each funding source. Generally, early withdrawal options are available to our retail CD customers but not to holders of brokered CDs; issuer call options are not provided on our advances from the FHLB of Cincinnati; and we are not subject to early termination options with respect to our interest rate exchange contracts. Additionally, collateral pledges are not provided with respect to our retail CDs or our brokered CDs; but are required for our advances from the FHLB of Cincinnati as well as for our interest rate exchange contracts. Our funding sources are discussed in the Sources of Funds section of Item 1. Business in Part I. THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND.
Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. At September 30, 2022, we serviced $2.05 billion of loans for others. In deciding whether to sell loans to manage interest rate risk, we also consider the level of gains to be recognized in comparison to the impact to our net interest income. We began expanding our ability to sell certain fixed rate loans to Fannie Mae in fiscal 2022 and beyond, through the use of more traditional mortgage banking activities, including risk-based pricing and loan-level pricing adjustments. This concept is being tested in markets outside of Ohio and Florida, and some additional startup and marketing costs have been incurred, but have not significantly impacted our financial results. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part II, Item 7. under the heading Liquidity and Capital Resources, and in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, or an extended period of a flat or inverted yield curve market persists, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. At September 30, 2022, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing.
In an effort to align our credit risk exposure with the low risk appetite approved by the Board of Directors, the credit eligibility criteria is evaluated to ensure a successful homeowner has the primary source of repayment, followed by a collateral position that allows for a secondary source of repayment, if needed. Products that do not result in an effective mix of repayment ability are not offered. We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current fiscal year, the average credit score was 775, and the average LTV was 63%. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of September 30, 2022, loans originated prior to 2009 had a balance of $336.3 million, of which $8.1 million, or 2.4%, were delinquent, while loans originated in 2009 and after had a balance of $14.0 billion, of which $13.0 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, where a large portion of our historical lending has occurred. At September 30, 2022, approximately 56.1% and 18.3% of the combined total of our residential Core and construction loans held for investment and approximately 26.8% and 20.4% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September

30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loan originations for the year ended September 30, 2022, 25.4% are secured by properties in states other than Ohio or Florida.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered deposits), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At September 30, 2022, deposits totaled $8.92 billion (including $575.2 million of brokered CDs), while borrowings totaled $4.79 billion and borrowers’ advances and servicing escrows totaled $147.2 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans with the FHLB of Cincinnati and the FRB-Cleveland. At September 30, 2022, these collateral pledge support arrangements provided the Association with the ability to borrow a maximum of $8.47 billion from the FHLB of Cincinnati and $168.0 million from the FRB-Cleveland Discount Window. Third, we have the ability to purchase overnight Fed Funds up to $595.0 million through various arrangements with other institutions. Fourth, we invest in high quality marketable securities that exhibit limited market price variability and, to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At September 30, 2022, our investment securities portfolio totaled $457.9 million. Finally, cash flows from operating activities have been a regular source of funds. During the fiscal years ended September 30, 2022 and 2021, cash flows from operations totaled $38.9 million and $83.2 million, respectively.
First mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and Home Ready) are originated under Fannie Mae procedures and are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. Most of these agency-compliant loans are classified as held for investment because the Company has both the intent and ability to hold them in portfolio. At September 30, 2022, the principal balance of these agency-compliant loans classified as held for investment was $123.0 million. During fiscal 2022, we formed a mortgage banking division as part of our strategy to originate first mortgage loans for sale to Fannie Mae. Loans originated through this division are Fannie Mae compliant and have interest rates that closely align with secondary market pricing. At September 30, 2022, these loans are classified as held for sale totaling $9.7 million. During the fiscal year ended September 30, 2022, $28.8 million of agency-compliant Home Ready loans and $99.3 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans were sold to Fannie Mae. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures, which are not eligible for sale to Fannie Mae. For loans that are not originated under Fannie Mae procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.34% for the fiscal year ended September 30, 2022 and 1.35% for the fiscal year ended September 30, 2021. The increase in average assets during the current fiscal year contributed to the decrease in the ratio. As of September 30, 2022, our average assets per full-time associate and our average deposits per full-time associate were $15.4 million and $8.7 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered accounts) held at our branch offices ($217.5 million per branch office as of September 30, 2022) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are defined as those that involve significant judgments and uncertainties, and could potentially give rise to materially different results under different assumptions and conditions. We believe that the most critical accounting policies and estimates upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, relate to the allowance for credit losses, income taxes and pension benefits.
Allowance for Credit Losses. The allowance for credit losses is the amount estimated by management as necessary to absorb credit losses related to both the loan portfolio and off-balance sheet commitments based on a life of loan methodology. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for credit losses. At September 30, 2022, the allowance for credit losses was $99.9 million or 0.70% of total loans. An increase or decrease of 10% in the allowance at September 30, 2022 would result in a $10.0 million charge or release, respectively, to income before income taxes.
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
Management performs a quarterly evaluation of the adequacy of the allowance for credit losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic concentrations, economic forecasts and how they correlate to management's view of the future, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions. Refer to Note 5. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and the Lending Activities section of Item 1. Business in Part I. for further discussion.
Actual loan losses may be significantly more than the allowances we have established, which would have a materially adverse effect on our financial results.
Income Taxes. Accounting for income taxes involves critical accounting policies and estimates due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At September 30, 2022, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at September 30, 2022, there is no guarantee that those assets will be recognizable in the future.
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
Comparison of Financial Condition at September 30, 2022 and September 30, 2021
Total assets increased $1.73 billion, or 12.3%, to $15.79 billion at September 30, 2022 from $14.06 billion at September 30, 2021. This increase was mainly due to new loan originations exceeding the total of loan sales and principal repayments.
Cash and cash equivalents decreased $118.7 million, or 24.3%, to $369.6 million at September 30, 2022 from $488.3 million at September 30, 2021. This decrease was primarily attributable to the reinvestment of liquid assets into loan products. We manage cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section of the Overview.
Investment securities, all of which are classified as available for sale, increased $36.1 million, or 8.6%, to $457.9 million at September 30, 2022 from $421.8 million at September 30, 2021. Investment securities increased as $250.0 million in purchases exceeded the combined effect of $163.6 million in principal repayments, a $44.9 million increase in unrealized losses and $5.4 million of premium amortization that occurred during the year ended September 30, 2022. There were no sales of investment securities during the year ended September 30, 2022.
Loans held for investment, net, increased $1.75 billion, or 14.0%, to $14.26 billion at September 30, 2022 from $12.51 billion at September 30, 2021. Residential mortgage loans increased $1.31 billion, or 12.8%, to $11.59 billion at September 30, 2022. In addition, there was a $419.6 million increase in the balance of home equity loans and lines of credit during the year ended September 30, 2022, as new originations and additional draws on existing accounts exceeded repayments. During the fiscal year ended September 30, 2022, $1.03 billion of three- and five-year “SmartRate” loans were originated while $2.62 billion of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. Of the total $3.65 billion in first mortgage loan originations for the fiscal year ended September 30, 2022, 50% were refinance transactions and 50% were purchases, while 28% were adjustable-rate mortgages and 72% were fixed-rate mortgages. Fixed rate loans with terms of 10 years or less accounted for 13% of total first mortgage loan originations. During the fiscal year ended September 30, 2022, we completed $128.1 million in loan sales, which included $28.8 million of agency-compliant Home Ready loans and $99.3 million of other long-term, fixed-rate, agency-compliant, first mortgage loans that were sold to Fannie Mae.
Commitments originated for home equity lines of credit and equity and bridge loans were $2.16 billion for the year ended September 30, 2022 compared to $1.74 billion for the year ended September 30, 2021. At September 30, 2022, pending commitments to originate new home equity lines of credit were $84.6 million and equity and bridge loans were $63.3 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The allowance for credit losses was $99.9 million, or 0.70% of total loans receivable, at September 30, 2022, and included a $27.0 million liability for unfunded commitments. At September 30, 2021, the allowance for credit losses was $89.3 million, or 0.71% of total loans receivable and included a $25.0 million liability for unfunded commitments. During the fiscal year ended September 30, 2022, a $1.0 million provision to the allowance for credit losses was recognized compared to a $9.0 million release of provision from the allowance for the prior fiscal year. As a result of loan recoveries exceeding charge-offs, the Company recorded $9.7 million of net loan recoveries for the fiscal year ended September 30, 2022, compared to $5.2 million of net loan recoveries for the fiscal year ended September 30, 2021. Actual loan charge-offs and delinquencies remained low at September 30, 2022. Refer to Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional discussion.
The amount of FHLB stock owned increased $49.5 million, or 30.4%, to $212.3 million at September 30, 2022 from $162.8 million at September 30, 2021. FHLB stock ownership requirements dictate the amount of stock owned at any given time.
Total bank owned life insurance contracts increased $6.7 million, to $304.0 million at September 30, 2022, from $297.3 million at September 30, 2021, primarily due to changes in cash surrender value.
Deposits decreased $72.6 million, or 0.8%, to $8.92 billion at September 30, 2022 from $8.99 billion at September 30, 2021. The decrease in deposits resulted primarily from a $169.3 million decrease in CDs, partially offset by an $18.6 million increase in savings accounts (consisting of a $82.3 million decrease in money market accounts in the state of Florida and a $101.5 million increase in our higher yield savings accounts), and a $77.1 million increase in interest-bearing checking accounts.With our competitive rates, we believe that our savings and checking accounts provide a stable source of funds. In addition, our savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at September 30, 2022 was $575.2 million, which is an increase of $83.2 million from the balance of $492.0 million at September 30, 2021.
Borrowed funds increased $1.70 billion, or 55.0%, to $4.79 billion at September 30, 2022 from $3.09 billion at September 30, 2021. The increase was primarily used to fund loan growth. The total balance of borrowed funds at September 30, 2022, mainly from the FHLB, included $1.78 billion of overnight advances, $1.24 billion of term advances with a weighted average maturity of approximately 2.9 years, $1.55 billion of short-term advances, aligned with interest rate swap contracts, with a remaining weighted average effective maturity of approximately 2.7 years, and $225.0 million in fed fund purchases. Refer to the Extending the Duration of Funding Sources section of the Overview and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Borrowers' advances for insurance and taxes increased by $7.6 million, or 7%, to $117.2 million at September 30, 2022 from $109.6 million at September 30, 2021. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.
Total shareholders’ equity increased $112.1 million, or 6.5%, to $1.84 billion at September 30, 2022 from $1.73 billion at September 30, 2021. Activity reflects $74.6 million of net income, a $91.0 million positive change in accumulated other comprehensive income and $9.7 million of positive adjustments related to our stock compensation and employee stock ownership plans, reduced by $58.2 million of quarterly dividends and $5.0 million in repurchases of common stock. The change in accumulated other comprehensive income is primarily due to a net positive change in unrealized gains and losses on swap contracts. During the fiscal year ended September 30, 2022, a total of 337,259 shares of our common stock were repurchased at an average cost of $14.97 per share. The Company's eighth stock repurchase program allows for a total of 10,000,000 shares to be repurchased, with 5,553,820 shares remaining to be repurchased at September 30, 2022. As a result of a mutual member vote, Third Federal Savings and Loan Association of Cleveland, MHC ("the MHC"), the mutual holding company that owns approximately 81% of the outstanding stock of the Company, was able to waive receipt of its share of each dividend paid. Refer to Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional details regarding the repurchase of shares of common stock and the payment of dividends.

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

	For the Fiscal Years Ended September 30,
	2022			2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$384,947	$3,178	0.83%	$567,035	$673	0.12%	$307,902	$1,909	0.62%
Investment securities	3,643	43	1.18%	—	—	—%	—	—	—%
Mortgage-backed securities	439,269	5,458	1.24%	428,590	3,822	0.89%	527,195	9,707	1.84%
Loans(1)	13,258,517	395,691	2.98%	12,800,542	381,887	2.98%	13,366,447	440,697	3.30%
Federal Home Loan Bank stock	173,506	4,963	2.86%	155,322	2,969	1.91%	120,011	2,985	2.49%
Total interest-earning assets	14,259,882	409,333	2.87%	13,951,489	389,351	2.79%	14,321,555	455,298	3.18%
Non-interest-earning assets	482,501			532,786			540,421
Total assets	$14,742,383			$14,484,275			$14,861,976
Interest-bearing liabilities:
Checking accounts	$1,326,882	4,186	0.32%	$1,079,699	1,140	0.11%	$917,552	1,477	0.16%
Savings accounts	1,859,990	4,553	0.24%	1,742,042	2,992	0.17%	1,530,977	7,775	0.51%
Certificates of deposit	5,826,286	68,204	1.17%	6,339,412	93,187	1.47%	6,621,289	130,990	1.98%
Borrowed funds	3,671,323	64,994	1.77%	3,303,925	60,402	1.83%	3,785,026	72,788	1.92%
Total interest-bearing liabilities	12,684,481	141,937	1.12%	12,465,078	157,721	1.27%	12,854,844	213,030	1.66%
Non-interest-bearing liabilities	255,388			321,958			298,520
Total liabilities	12,939,869			12,787,036			13,153,364
Shareholders’ equity	1,802,514			1,697,239			1,708,612
Total liabilities and shareholders’ equity	$14,742,383			$14,484,275			$14,861,976
Net interest income		$267,396			$231,630			$242,268
Interest rate spread(2)			1.75%			1.52%			1.52%
Net interest-earning assets(3)	$1,575,401			$1,486,411			$1,466,711
Net interest margin(4)		1.88%			1.66%			1.69%
Average interest-earning assets to average interest-bearing liabilities	112.42%			111.92%			111.41%

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

	For the Fiscal Years Ended September 30, 2022 vs. 2021			For the Fiscal Years Ended September 30, 2021 vs. 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents	$(143)	$2,648	$2,505	$944	$(2,180)	$(1,236)
Investment securities	43	—	43	—	—	—
Mortgage-backed securities	97	1,539	1,636	(1,566)	(4,319)	(5,885)
Loans	13,668	136	13,804	(18,112)	(40,698)	(58,810)
Federal Home Loan Bank stock	381	1,613	1,994	764	(780)	(16)
Total interest-earning assets	14,046	5,936	19,982	(17,970)	(47,977)	(65,947)
Interest-bearing liabilities:
Checking accounts	315	2,731	3,046	356	(693)	(337)
Savings accounts	214	1,346	1,560	1,259	(6,042)	(4,783)
Certificates of deposit	(7,106)	(17,877)	(24,983)	(5,373)	(32,430)	(37,803)
Borrowed funds	6,419	(1,827)	4,592	(8,923)	(3,463)	(12,386)
Total interest-bearing liabilities	(158)	(15,627)	(15,785)	(12,681)	(42,628)	(55,309)
Net change in net interest income	$14,204	$21,563	$35,767	$(5,289)	$(5,349)	$(10,638)
Comparison of Operating Results for the Fiscal Years Ended September 30, 2022 and 2021
General. Net income of $74.6 million for the year ended September 30, 2022 decreased $6.4 million compared to $81.0 million for the year ended September 30, 2021. The decrease was primarily due to a larger credit loss provision required on the growing loan portfolio and a decrease in net gain on sale of loans.
Interest and Dividend Income. Interest and dividend income increased $19.9 million, or 5%, to $409.3 million during the year ended September 30, 2022 compared to $389.4 million during the prior year. Interest income on loans increased $13.8 million, or 4%, to $395.7 million for the year ended September 30, 2022 compared to $381.9 million for the year ended September 30, 2021. This increase was primarily attributed to a $458.0 million increase in the average balance of loans to $13.26 billion for the current year compared to $12.80 billion during the prior year.
Interest income on mortgage-backed securities increased $1.7 million, or 45%, to $5.5 million during the current year compared to $3.8 million during the year ended September 30, 2021. This increase was attributed to a 35 basis point increase in the average yield on mortgage-backed securities, combined with a $10.7 million increase in the average balance of mortgage-backed securities to $439.3 million for the current year compared to $428.6 million during the prior year. During the fiscal year ended September 30, 2022, prepayment speeds of mortgage-backed securities were slowed due to the higher interest rate environment, which increased the principal balance of loans included in some of the mortgage-backed securities pools and hence the interest income generated from those bonds.
Interest Expense. Interest expense decreased $15.8 million, or 10%, to $141.9 million during the current year compared to $157.7 million during the year ended September 30, 2021. The decrease primarily resulted from a decrease in interest expense on certificates of deposits (CDs).

Interest expense on CDs decreased $25.0 million, or 27%, to $68.2 million during the year ended September 30, 2022 compared to $93.2 million during the year ended September 30, 2021. The decrease was attributed primarily to a 30 basis point decrease in the average rate we paid on CDs to 1.17% during the current year from 1.47% during the prior year. Additionally, there was a $513.1 million, or 8%, decrease in the average balance of CDs to $5.83 billion from $6.34 billion during the prior year. Interest expense on savings and checking accounts increased $1.6 million and $3.1 million, respectively, to $4.6 million and $4.2 million during the year ended September 30, 2022, compared to the prior year due to an increase in the average rates we paid on the deposits. Rates were adjusted on deposits in response to changes in general market rates, as well as to changes in the rates paid by our competition.
Interest expense on borrowed funds increased $4.6 million, or 8%, to $65.0 million during the year ended September 30, 2022 from $60.4 million during the year ended September 30, 2021. The increase was attributed to a combination of a $367.4 million, or 11%, increase in the average balance of borrowed funds to $3.67 billion during the current year from $3.30 billion during the prior year, partially offset by a six basis point decrease in the average rate paid for these funds to 1.77% during the year ended September 30, 2022 from 1.83% for the year ended September 30, 2021. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $35.8 million, or 15%, to $267.4 million during the year ended September 30, 2022 from $231.6 million during the year ended September 30, 2021. The increase consisted of a $19.9 million increase in interest income and a $15.8 million reduction in interest expense.
Average interest-earning assets increased during the current year by $308.4 million, or 2%, when compared to the year ended September 30, 2021. Average interest-bearing liabilities increased by $219.4 million. The average yield on interest earning assets increased eight basis points to 2.87% from 2.79%, compared to a 15 basis point decrease in the average rate paid on interest-bearing liabilities to 1.12% in the current year from 1.27% in the prior year. The interest rate spread was 1.75% for the fiscal year ended September 30, 2022 compared to 1.52% at September 30, 2021. The net interest margin was 1.88% for the fiscal year ended September 30, 2022 and 1.66% for the fiscal year ended September 30, 2021.
Provision (Release) for Credit Losses. We recorded a provision to the allowance for credit losses of $1.0 million during the year ended September 30, 2022 compared to a $9.0 million release of provision from the allowance during the year ended September 30, 2021. As delinquencies in the portfolio are resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for credit losses previously provided. When amounts previously charged off are subsequently collected, the recoveries are added to the allowance. Future recoveries may continue if housing market conditions stay favorable and payment performance on previously charged-off loans continues. For the fiscal year ended September 30, 2022, we recorded net recoveries of $9.7 million, as compared to net recoveries of $5.2 million for the year ended September 30, 2021. The allowance for credit losses, including a $27.0 million liability for unfunded commitments under CECL, was $99.9 million, or 0.70% of the total amortized cost in loans receivable, at September 30, 2022. At September 30, 2021, the allowance, including a $25.0 million liability for unfunded commitments was $89.3 million, or 0.71% of the total amortized cost in loans receivable. Balances of amortized costs are net of deferred fees, expenses and any applicable loans-in-process. Refer to the Lending Activities section of the Overview and Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income decreased $31.5 million, or 57%, to $23.8 million during the year ended September 30, 2022 compared to $55.3 million during the year ended September 30, 2021. The decrease in non-interest income was primarily due to a decrease in the net gain on sale of loans, which was $1.1 million during the year ended September 30, 2022, compared to $33.1 million during the year ended September 30, 2021. Loans sold during the fiscal year ended September 30, 2022 were $128.1 million compared to loan sales of $762.3 million during the year ended September 30, 2021. The decrease in loan sales was primarily due to the higher interest rate environment in 2022.
Non-Interest Expense. Non-interest expense increased $2.3 million, or 1%, to $198.1 million during the fiscal year ended September 30, 2022 compared to $195.8 million during the fiscal year ended September 30, 2021. This increase resulted primarily from increases in salary and employee benefits as well as marketing expenses, partially offset by a decrease in other expenses. The increase in salary and employee benefits was spread between associate compensation, group health insurance, and stock benefit plan expense.
Income Tax Expense. The provision for income taxes was $17.5 million during the year ended September 30, 2022 compared to $19.1 million during the year ended September 30, 2021. The change was a result of a higher deferred tax benefit compared to prior year. The provision for the current year included $17.1 million of federal income tax provision and $0.4 million of state income tax provision. The provision for the year ended September 30, 2021 included $17.5 million of federal income tax provision and $1.6 million of state income tax provision. Our combined effective tax rate was 19.0% during the year ended September 30, 2022 and 19.1% during the year ended September 30, 2021.
For a comparison of operating results for the fiscal years ended September 30, 2021 and 2020, see the Company's Form 10-K for the fiscal year ended September 30, 2021.
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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the year ended September 30, 2022, our liquidity ratio averaged 5.64%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2022.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2022, cash and cash equivalents totaled $369.6 million, which represented a decrease of 24% from September 30, 2021.
Investment securities classified as available for sale, which provide additional sources of liquidity, totaled $457.9 million at September 30, 2022.
During the year ended September 30, 2022, loan sales, including commitments to sell, totaled $128.1 million, which included sales to Fannie Mae consisting of $99.3 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans and $28.8 million of loans that qualified under Fannie Mae's Home Ready initiative. At September 30, 2022, $9.7 million of long-term, fixed-rate residential first mortgage loans were classified as held for sale.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS included in the CONSOLIDATED FINANCIAL STATEMENTS.
At September 30, 2022, we had $538.7 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $4.08 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of September 30, 2022 totaled $3.02 billion, or 33.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before September 30, 2023. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the year ended September 30, 2022, we originated $3.65 billion of residential mortgage loans, and $2.16 billion of commitments for home equity loans and lines of credit, while during the year ended September 30, 2021, we originated $3.63 billion of residential mortgage loans and $1.74 billion of commitments for home equity loans and lines of credit. We purchased $250.0 million of securities during the year ended September 30, 2022, and $297.5 million during the year ended September 30, 2021. Also, during the year ended September 30, 2022, we purchased long-term, fixed-rate first mortgage loans that had a remaining balance of $24.3 million at September 30, 2022.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $72.6 million during the year ended September 30, 2022, which reflected the active management of the offered rates on maturing CDs compared to a net decrease of $231.9 million during the year ended September 30, 2021. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the year ended September 30, 2022, there was a $83.2 million increase in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $575.2 million at September 30, 2022. At September 30, 2021, the balance of brokered CDs was $492.0 million. Principal and interest received on loans serviced for others and owed to investors experienced a net decrease of $11.6 million to $29.9 million during the year ended September 30, 2022 compared to a net decrease of $4.4 million to $41.5 million during the year ended September 30, 2021. During the year ended September 30, 2022, we increased our borrowed funds by $1.7 billion to manage future interest costs, to fund new loan originations, and to actively manage our liquidity ratio.
In March 2021, we received a second consecutive “Needs to Improve” rating on our Community Reinvestment Act (CRA) examination covering the period ended December 31, 2019. The FHFA practice is to place member institutions in this situation on restriction. If this restriction is established, we will not have access to FHLB long-term advances (maturities greater than one year) until our rating improves. However, we have not received notice of this restriction as of November 22, 2022. Existing advances and future advances with less than a one year term, including 90 day advances used to facilitate longer term interest rate swap agreements, will not be affected. We expect no impact to our ability to access funding.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati, the FRB-Cleveland Discount Window, and arrangements with other institutions to purchase overnight Fed Funds, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered deposit market. At September 30, 2022, we had $4.56 billion of FHLB of Cincinnati advances, no outstanding borrowings from the FRB-Cleveland Discount Window and $225 million in Fed Funds. Additionally, at September 30, 2022, we had $575.2 million of brokered CDs. During the year ended September 30, 2022, we had average outstanding borrowed funds of $3.67 billion as compared to $3.30 billion during the year ended September 30, 2021. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion.
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
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At September 30, 2022, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of September 30, 2022, the Association exceeded all regulatory capital requirements to be considered "Well Capitalized".
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2021, the Company received a $56.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios. At September 30, 2022, the Company had, in the form of cash and a demand loan from the Association, $186.1 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016, and repurchases began on January 6, 2017. There were 4,133,921 shares repurchased under that program between its start date and September 30, 2022. During the year ended September 30, 2022, the Company repurchased $5.0 million of its common stock.
The payment of dividends, support of asset growth and strategic stock repurchases are planned to continue in the future as the focus for future capital deployment activities. Third Federal Savings, MHC has the approval of its members to waive dividends aggregating up to $1.13 per share on the common stock of the Company for the 12 months following the special meeting of members held on July 12, 2022.
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

During the fiscal year ended September 30, 2022, $128.1 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae on a servicing retained basis. At September 30, 2022, $9.7 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as "held for sale". Of the agency compliant loan sales during the fiscal year ended September 30, 2022, $28.8 million was comprised of long-term, (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's Home Ready program; and $99.3 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage refinance loans which were sold to Fannie Mae, as described in the next paragraph.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at September 30, 2022 was $1.55 billion. The swap portfolio's weighted average fixed pay rate was 1.88% and the weighted average remaining term was 2.7 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
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

Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$698,469	$(629,633)	(47.41)%	5.18%	(390)
+200	930,754	(397,348)	(29.92)%	6.71%	(237)
+100	1,141,216	(186,886)	(14.07)%	8.01%	(107)
0	1,328,102	—	—%	9.08%	—
-100	1,479,861	151,759	11.43%	9.86%	78
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
The table above indicates that at September 30, 2022, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 29.92% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 11.43% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at September 30, 2022, with comparative information as of September 30, 2021. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

	At September 30,
Risk Measure (+200 bp Rate Shock)	2022	2021
Pre-Shock EVE Ratio	9.08%	12.97%
Post-Shock EVE Ratio	6.71%	12.46%
Sensitivity Measure in basis points	(237)	(51)
Percentage Change in EVE Ratio	(29.92)%	(8.21)%
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
Accordingly, although the EVE table provides an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable), home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs) and which are intended to have a favorable impact on our IRR profile, the net impact of several other items resulted in the 21.70% deterioration in the Pre-Shock EVE Ratio (base valuation) measure at September 30, 2022, when compared to the measure at September 30, 2021. Factors contributing to this decline included changes in market rates, capital actions by the Association, and changes due to business activity. Negatively impacting the Percentage Change in EVE was a $56.0 million cash dividend that the Association paid to the Company in December 2021. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition of duration extending funding sources. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of September 30, 2022, we estimated that our EaR for the 12 months ending September 30, 2023 would decrease by 0.29% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Association uses the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Association continues to calculate instantaneous scenarios, and as of September 30, 2022, we estimated that our EaR for the 12 months ending September 30, 2023, would decrease by 15.06% in the event of an instantaneous 200 basis point increase in market interest rates.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At September 30, 2022 the IRR profile as disclosed above was within our internal limits.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) was utilized. Management concluded that the Company's internal control over financial reporting was effective as of September 30, 2022, based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of September 30, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears therein.
The Sarbanes-Oxley Act Section 302 Certifications have been filed as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TFS Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TFS Financial Corporation and subsidiaries (the “Company”) as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2022, of the Company and our report dated November 22, 2022, expressed an unqualified opinion on those financial statements.

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
November 22, 2022

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated by reference from the Notice of Annual Meeting and Proxy Statement for the 2023 Annual Meeting of Shareholders (the “Proxy Statement”) sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Delinquent Section 16(a) Reports” and “Corporate Governance.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.
The table below sets forth information, as of September 30, 2022, regarding our executive officers other than Mr. Stefanski and Ms. Weil.

Name	Title	Age
Kathleen (Kitty) M. Danckers	Chief Risk Officer	60
Russell C. Holmes	Chief Retail Officer, the Association	59
Susanne N. Miller	Chief Accounting Officer	57
Timothy W. Mulhern	Chief Financial Officer	56
Andrew J. Rubino	Chief Information Officer, the Association	47
Bradley T. Stefanski	Chief Strategy Officer, the Association	34
Gavin B. Stefanski	Chief Lending Officer, the Association	34
Cathy W. Zbanek	Chief Synergy Officer, the Association	49
On March 28, 2022, Bradley T. Stefanski was appointed as Chief Strategy Officer of the Association and Gavin B. Stefanski was appointed Chief Lending Officer of the Association. Paul J. Huml retired from his position as Chief Financial Officer of the Company, effective January 14, 2022. In connection with his retirement, the Board of Directors appointed Mr. Timothy W. Mulhern, who was a manager of Finance for the Association, to the position of Chief Financial Officer of the Company. Ben S. Stefanski III resigned from the Board of Directors of the Association and the Company and from his position as Chief Marketing Officer of the Association in January 2022. The executive officers of the Company and the Association are elected annually and hold office until their respective successors are elected or until death, resignation, retirement or removal by the Board of Directors.
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

Timothy W. Mulhern was named the Chief Financial Officer in January 2022. Mr. Mulhern joined the Association in 2003 as a project manager where he led key strategic business initiatives including a state loan expansion project, and IT projects to replace the company’s front-end servicing application, and implementation of an updated loan origination system. Mr. Mulhern moved to IT management, then to operations where he managed various departments including Loan Servicing, Default Servicing and Deposit Operations. He was named the Chief Credit Officer in August 2018, and Director of Internal Audit in June 2019, where he earned his CIA credentials. Mr. Mulhern joined the Finance Department in February 2021. He holds a Bachelor’s Degree in Accounting from John Carroll University and an MBA from the Weatherhead School of Management at Case Western Reserve University. Prior to joining Third Federal, Mr. Mulhern was in public accounting with Coopers & Lybrand where he earned his CPA credentials (no longer active), and more than a decade as a small business owner.
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
Bradley T. Stefanski has been with the Association since 2014, and was named Chief Strategy Officer in March 2022. He began his career at Third Federal in the Risk Management Department, working on the development of the company’s Market Risk Management Program, including modeling and testing; before moving to Loan Production and the branch system, where he spent four years in roles in Underwriting, retail management, and Operations Support project development. Mr. Stefanski then joined the Finance Department in 2021 to help drive strategic initiatives. He holds a BA in Sociology and Economics from Colgate University.
Gavin B. Stefanski joined the Association in 2018 in the Management Training Program, supporting the company’s branch system in Southern and Northeast Ohio. Mr. Stefanski was named Underwriting Manager in 2019, became Loan Production Manager in 2021, and was named Chief Lending Officer in March 2022. Prior to Third Federal, he managed multi-billion dollar and strategic clients for ODW Logistics, a national supply chain solutions company in Hamilton, Ohio, where he was responsible for developing and maintaining customized total freight management solutions driving high revenue growth for ODW. Mr. Stefanski holds a BS in Business from the Farmer School of Business at Miami University.
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

The following table provides information as of September 30, 2022 regarding our Amended and Restated 2008 Equity Incentive Plan that was approved by shareholders on February 22, 2018. The original plan was approved by shareholders on May 29, 2008.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Rights and Warrants	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants		Number of Shares Remaining Available for Future Issuance Under the Plan
Equity Compensation Plans
Approved by Stockholders	3,789	$9.43	(1)	7,418,782
Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A		N/A
Total	3,789	$9.43	(1)	7,418,782
 ______________________
(1)Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants is calculated using 1,257,898 shares of restricted stock awards at $0.00, 169,954 shares of performance share units at $0.00, and 2,361,175 shares of stock option awards at $15.14.

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
Incorporated by reference from the section of the Proxy Statement entitled “Fees Paid to Deloitte & Touche LLP (PCAOB ID No. 34).” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:
a.The consolidated financial statements of TFS Financial Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:
•Consolidated Statements of Condition as of September 30, 2022 and 2021;
•Consolidated Statements of Income for the years ended September 30, 2022, 2021 and 2020;
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2022, 2021 and 2020;
•Consolidated Statements of Shareholders' Equity for the years ended September 30, 2022, 2021 and 2020;
•Consolidated Statements of Cash Flows for the years ended September 30, 2022, 2021 and 2020; and
•Notes to the Consolidated Financial Statements
b.    The exhibits listed in the Exhibits Index beginning on Page 122 of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TFS Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Credit Losses – Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The allowance for credit losses (“ACL”) is management’s estimate of expected credit losses in the loan portfolio, including off-balance sheet commitments. As of September 30, 2022, the Company’s loan portfolio totaled $14.3 billion, and the related ACL was $72.9 million. The Company’s off-balance sheet commitments totaled $4.7 billion, and the related ACL was $27.0 million. As described in Note 1 of the consolidated financial statements, as of October 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces a forward-looking expected loss model (the “Current Expected Credit Losses (CECL)” model) to estimate credit losses over the remaining expected life of the Company’s loan portfolio. As discussed in Notes 1 and 5 of the consolidated financial statements, the ACL is an amount which represents management’s best estimate of expected credit losses over the contractual life of the Company’s loan portfolio as of the balance sheet date. The ACL is established using relevant available information, relating to past events, current conditions and reasonable and supportable forecasts. The Company utilizes loan level regression models with forecasted economic data to derive the probability of default and loss given default factors. These factors are used to calculate the loan level credit loss over a 24-month reasonable and supportable period with an immediate reversion to historical mean loss rates for the remaining life of the loans. Qualitative adjustments are then made to account for factors that management does not believe are captured in the CECL quantitative models. The determination of the appropriate level of the allowance for the loan portfolio inherently involves a high degree of subjectivity and requires significant estimates of current credit risks using both quantitative and qualitative analyses.

Auditing certain aspects of the ACL, including the (1) model methodology, (2) model accuracy, (3) model assumptions, (4) selection of relevant risk characteristics, (5) interpretation of the results, and (6) use of qualitative adjustments, involves especially subjective and complex judgment. Given the significant judgment in determining the ACL estimate, performing audit procedures to evaluate the reasonableness of management’s estimate of the ACL requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Allowance for Credit Losses included the following, among others:

• We tested the effectiveness of controls over the Company’s (1) model methodology, (2) model accuracy, (3) model assumptions, (4) selection of relevant risk characteristics, (5) interpretation of the results, and (6) use of qualitative adjustments.

• With the assistance of our credit specialists, we evaluated the reasonableness of the (1) model methodology, (2) model accuracy, (3) model assumptions, (4) selection of relevant risk characteristics, and (5) interpretation of the results.

• We evaluated trends in the total ACL for consistency with trends in loan portfolio growth and credit performance.

• We tested the accuracy and completeness of key risk characteristics input into the model by agreeing to source information.

• We assessed the Company's method for determining the qualitative factor adjustments and the effect of those factors on the ACL compared with relevant credit risk factors and credit trends.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
November 22, 2022

We have served as the Company's auditor since 2000.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
As of September 30, 2022 and 2021
(In thousands, except share data)

	2022	2021
ASSETS
Cash and due from banks	$18,961	$27,346
Other interest-earning cash equivalents	350,603	460,980
Cash and cash equivalents	369,564	488,326
Investment securities available for sale (amortized cost $501,597 and $420,542, respectively)	457,908	421,783
Mortgage loans held for sale ($9,661 and $0 measured at fair value, respectively)	9,661	8,848
Loans held for investment, net:
Mortgage loans	14,276,478	12,525,687
Other loans	3,263	2,778
Deferred loan expenses, net	50,221	44,859
Allowance for credit losses on loans	(72,895)	(64,289)
Loans, net	14,257,067	12,509,035
Mortgage loan servicing assets, net	7,943	8,941
Federal Home Loan Bank stock, at cost	212,290	162,783
Real estate owned, net	1,191	289
Premises, equipment, and software, net	34,531	37,420
Accrued interest receivable	40,256	31,107
Bank owned life insurance contracts	304,040	297,332
Other assets	95,428	91,586
TOTAL ASSETS	$15,789,879	$14,057,450
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,921,017	$8,993,605
Borrowed funds	4,793,221	3,091,815
Borrowers’ advances for insurance and taxes	117,250	109,633
Principal, interest, and related escrow owed on loans serviced	29,913	41,476
Accrued expenses and other liabilities	84,139	88,641
Total liabilities	13,945,540	12,325,170
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,582,741 and 280,761,299 outstanding at September 30, 2022 and September 30, 2021, respectively	3,323	3,323
Paid-in capital	1,751,223	1,746,887
Treasury stock, at cost; 51,736,009 and 51,557,451 shares at September 30, 2022 and September 30, 2021, respectively	(771,986)	(768,035)
Unallocated ESOP shares	(31,417)	(35,751)
Retained earnings—substantially restricted	870,047	853,657
Accumulated other comprehensive income (loss)	23,149	(67,801)
Total shareholders’ equity	1,844,339	1,732,280
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,789,879	$14,057,450
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended September 30, 2022
(In thousands, except share and per share data)

	2022	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$395,691	$381,887	$440,697
Investment securities available for sale	5,501	3,822	9,707
Other interest and dividend earning assets	8,141	3,642	4,894
Total interest and dividend income	409,333	389,351	455,298
INTEREST EXPENSE:
Deposits	76,943	97,319	140,242
Borrowed funds	64,994	60,402	72,788
Total interest expense	141,937	157,721	213,030
NET INTEREST INCOME	267,396	231,630	242,268
PROVISION (RELEASE) FOR CREDIT LOSSES	1,000	(9,000)	3,000
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	266,396	240,630	239,268
NON-INTEREST INCOME:
Fees and service charges, net of amortization	9,934	9,602	8,798
Net gain on the sale of loans	1,136	33,082	28,443
Increase in and death benefits from bank owned life insurance contracts	9,984	9,961	7,153
Other	2,750	2,654	8,857
Total non-interest income	23,804	55,299	53,251
NON-INTEREST EXPENSE:
Salaries and employee benefits	109,339	108,867	104,008
Marketing services	21,263	19,174	16,512
Office property, equipment, and software	26,783	25,710	25,296
Federal insurance premium and assessments	9,361	9,085	10,625
State franchise tax	4,859	4,663	4,690
Other expenses	26,541	28,336	31,143
Total non-interest expense	198,146	195,835	192,274
INCOME BEFORE INCOME TAXES	92,054	100,094	100,245
INCOME TAX EXPENSE	17,489	19,087	16,928
NET INCOME	$74,565	$81,007	$83,317
Earnings per share
Basic	$0.26	$0.29	$0.30
Diluted	$0.26	$0.29	$0.29
Weighted average shares outstanding
Basic	277,370,762	276,694,594	275,859,660
Diluted	278,686,365	278,576,254	277,803,058
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For each of the three years in the period ended September 30, 2022
(In thousands)

	2022	2021	2020
Net income	$74,565	$81,007	$83,317
Other comprehensive income (loss), net of tax:
Net change in unrealized (losses) gains on securities available for sale	(34,860)	(3,733)	6,859
Net change in cash flow hedges	127,093	56,096	(69,391)
Net change in defined benefit plan obligation	(1,283)	11,801	(54)
Total other comprehensive income (loss)	90,950	64,164	(62,586)
Total comprehensive income	$165,515	$145,171	$20,731
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the three years in the period ended September 30, 2022
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders'equity
Balance at September 30, 2019	$3,323	$1,734,154	$(764,589)	$(44,417)	$837,662	$(69,379)	$1,696,754
Comprehensive income
Net income	—	—	—	—	83,317	—	83,317
Other comprehensive (loss), net of tax	—	—	—	—	—	(62,586)	(62,586)
ESOP shares allocated or committed to be released	—	3,033	—	4,333	—	—	7,366
Compensation costs for equity incentive plans	—	4,751	—	—	—	—	4,751
Purchase of treasury stock (20,500 shares)	—	—	(377)	—	—	—	(377)
Treasury stock allocated to (from) equity incentive plan	—	776	(2,683)	—	—	—	(1,907)
Dividends declared to common shareholders ($1.11 per common share)	—	—	—	—	(55,465)	—	(55,465)
Balance at September 30, 2020	3,323	1,742,714	(767,649)	(40,084)	865,514	(131,965)	1,671,853
Comprehensive income
Cumulative effect from changes in accounting principle, net of tax[1]	—	—	—	—	(35,763)	—	(35,763)
Net income	—	—	—	—	81,007	—	81,007
Other comprehensive income, net of tax	—	—	—	—	—	64,164	64,164
ESOP shares allocated or committed to be released	—	3,936	—	4,333	—	—	8,269
Compensation costs for equity incentive plans	—	5,442	—	—	—	—	5,442
Treasury stock allocated to (from) equity incentive plan	—	(5,205)	(386)	—	—	—	(5,591)
Dividends declared to common shareholders ($1.1225 per common share)	—	—	—	—	(57,101)	—	(57,101)
Balance at September 30, 2021	3,323	1,746,887	(768,035)	(35,751)	853,657	(67,801)	1,732,280
Comprehensive income
Net income	—	—	—	—	74,565	—	74,565
Other comprehensive income, net of tax	—	—	—	—	—	90,950	90,950
ESOP shares allocated or committed to be released	—	2,729	—	4,334	—	—	7,063
Compensation costs for equity incentive plans	—	3,946	—	—	—	—	3,946
Purchase of treasury stock (337,259 shares)	—	—	(5,049)	—	—	—	(5,049)
Treasury stock allocated to (from) equity incentive plan	—	(2,339)	1,098	—	—	—	(1,241)
Dividends declared to common shareholders ($1.13 per common share)	—	—	—	—	(58,175)	—	(58,175)
Balance at September 30, 2022	$3,323	$1,751,223	$(771,986)	$(31,417)	$870,047	$23,149	$1,844,339

1 Related to ASU 2016-13 adopted October 1, 2020.
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended September 30, 2022

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income	$74,565	$81,007	$83,317
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	11,009	13,711	12,117
Depreciation and amortization	27,035	32,568	32,820
Deferred income taxes	(26,876)	(14,249)	21,802
Provision (release) for credit losses	1,000	(9,000)	3,000
Net gain on the sale of loans	(1,136)	(33,082)	(28,443)
Net gain on sale of commercial property	(181)	—	(4,665)
Other net (gains) losses	810	689	(955)
Proceeds from sales of loans held for sale	41,495	63,913	62,398
Loans originated and principal repayments on loans held for sale	(66,162)	(67,024)	(60,256)
Increase in bank owned life insurance contracts	(8,432)	(7,979)	(6,289)
Net (increase) decrease in interest receivable and other assets	(13,043)	7,697	(17,970)
Net (decrease) increase in accrued expenses and other liabilities	(1,155)	14,904	24,922
Net cash provided by operating activities	38,929	83,155	121,798
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(5,273,730)	(4,874,761)	(4,255,580)
Principal repayments on loans	3,447,529	4,756,761	3,549,803
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	163,568	317,066	268,565
Proceeds from sale of:
Loans	87,671	739,699	765,874
Real estate owned	429	206	3,679
Premises, equipment and other assets	389	—	23,920
Purchases of:
Bank-owned life insurance	—	(70,000)	—
FHLB stock	(49,507)	(25,990)	(34,935)
Securities available for sale	(250,022)	(297,466)	(171,464)
Premises, equipment, and software, net	(2,700)	(1,337)	(3,207)
Other	1,278	3,178	921
Net cash (used in) provided by investing activities	(1,875,095)	547,356	147,576
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(72,511)	(231,949)	459,170
Net increase (decrease) in borrowers' advances for insurance and taxes	7,617	(1,903)	8,208
Net (decrease) increase in principal and interest owed on loans serviced	(11,563)	(4,419)	12,986
Net increase (decrease) in short-term borrowed funds	875,000	(525,000)	(281,126)
Proceeds from Fed Funds purchased	225,000	—	—
Proceeds from long-term borrowed funds	600,000	100,000	250,000
Repayment of long-term borrowed funds	(3,646)	(4,689)	(350,110)
Cash collateral/settlements received from (provided to) derivative counterparties	162,094	89,970	(87,827)
Acquisition of treasury shares	(6,290)	(5,591)	(2,320)
Dividends paid to common shareholders	(58,297)	(56,637)	(55,465)
Net cash provided by (used in) financing activities	1,717,404	(640,218)	(46,484)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(118,762)	(9,707)	222,890
CASH AND CASH EQUIVALENTS—Beginning of year	488,326	498,033	275,143
CASH AND CASH EQUIVALENTS—End of year	$369,564	$488,326	$498,033
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$76,558	$98,535	$140,887
Cash paid for interest on borrowed funds	37,120	16,043	53,676
Cash paid for interest on interest rate swaps	29,138	45,031	18,436
Cash paid for income taxes	39,602	25,772	1,673
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	1,283	330	1,751
Transfer of loans from held for investment to held for sale	86,077	698,917	778,059
Transfer of loans from held for sale to held for investment	22,741	—	—
Treasury stock issued for stock benefit plans	2,412	5,310	776
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the years ended September 30, 2022, 2021, and 2020
(Dollars in thousands unless otherwise indicated)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other financial services. Third Federal Savings and Loan Association of Cleveland, MHC, its federally chartered mutual holding company parent, owned 80.95% of the outstanding shares of common stock of the Company at September 30, 2022.
The Company’s primary operating subsidiaries include the Association and Third Capital, Inc. The Association is a federal savings association, which provides retail loan and savings products to its customers in Ohio and Florida, through its 37 full-service branches, five loan production offices, customer service call center and internet site. The Association also provides savings products, purchase mortgages, first mortgage refinance loans, home equity lines of credit, and home equity loans in states outside of its branch footprint. The Association also acquires first mortgage loans through a correspondent lending partnership. Third Capital, Inc. was formed to hold non-thrift investments and subsidiaries, which included a limited liability company that acquires and manages commercial real estate. On October 31, 2019, the limited liability company sold the remaining two commercial office buildings it owned, for which the Company recorded pre-tax income of $4,665 in 2020, representing its share of the gain on sale.
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
Basis of Consolidation and Reporting —The consolidated financial statements of the Company include the accounts of TFS Financial Corporation and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
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
Investment Securities—Our fixed-maturity securities are accounted for on an available-for-sale basis. Securities held as available-for-sale are reported at fair value, with the corresponding unrealized gains and (losses), net of deferred income taxes, reported in accumulated other comprehensive income. Management determines the appropriate classification of investment securities based on its intent and ability to hold at the time of purchase. Purchases of securities are accounted for on a trade-date or settlement-date bases, depending on the settlement terms.
Realized gains and (losses) on securities are computed on a specific identification basis. Realized gains and (losses) also include changes in fair value on derivatives not designated as hedging instruments. Sales of securities are accounted for on a trade-date or settlement-date basis, depending on the settlement terms.
A decline in the fair value of any available for sale security, below cost, is evaluated for credit loss. Credit loss is recognized in earnings if management intends, or will more likely than not be required, to sell the security before the recovery of its amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, then a credit loss exists and an allowance would be recognized as a credit loss expense, limited to the difference between fair value and amortized cost. Non-credit related loss is recognized in other comprehensive income, net of applicable deferred income taxes.
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
Investment income consist of interest and accretion (net of amortization). Interest is recognized on an accrual basis using the level-yield method. Premiums and discounts are amortized using the level-yield method.
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
For derivative instruments not designated as hedging instruments, the Company recognizes gains and (losses) on the derivative instrument in current earnings during the period of change.
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
Real Estate Owned, net—Real estate owned, net represents real estate acquired through foreclosure or deed in lieu of foreclosure and is initially recorded at fair value, less estimated costs to sell. Subsequent to acquisition, real estate owned is carried at the lower of cost or fair value, less estimated selling costs. Management performs periodic valuations and a valuation allowance is established by a charge to income for any excess of the carrying value over the fair value, less estimated costs to sell the property. Recoveries in fair value during the holding period are recognized until the valuation allowance is reduced to zero. Costs related to holding and maintaining the property are charged to expense.
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
Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $9,732 at September 30, 2022 and 2021. Goodwill is reviewed for impairment on an annual basis as of September 30. No impairment was identified as of September 30, 2022 or 2021.
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
Treasury Stock—Acquisitions of treasury stock through stock repurchases are recorded at cost using the cost method of accounting. Repurchases may be made through open market purchases, block trades and in negotiated private transactions, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Repurchased shares will be available for general corporate purposes.
Accumulated Other Comprehensive Income (Loss)—AOCI consists of changes in pension obligations, changes in unrealized gains (losses) on securities available for sale and cash flow hedges, each of which is net of the related income tax effects. The Company's policy is to release income tax effects from AOCI only when the entire portfolio to which the underlying transactions relate to is liquidated, sold or extinguished.
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
Share-Based Compensation—Compensation expense for awards of equity instruments is recognized on a straight-line basis over the requisite service period based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718 “Compensation—Stock Compensation”. All vested equity instruments are settled in stock. Forfeitures are recognized as they occur. Share-based compensation expense is included in Salaries and employee benefits in the CONSOLIDATED STATEMENTS OF INCOME. Tax benefits or deficiencies recognized for the difference between realized deductions and cumulative book compensation cost on share-based compensation awards are included in operating cash flows on the CONSOLIDATED STATEMENTS OF CASH FLOW.
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
Earnings per Share—Basic EPS is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Outstanding shares include shares sold to subscribers, shares held by the Third Federal Foundation, shares of the Employee Stock Ownership Plan which have been allocated or committed to be released for allocation to participants, and shares held by Third Federal Savings, MHC. Unvested shares awarded in the Company's share-based compensation plan are treated as participating securities for purposes of the two-class method when they contain nonforfeitable rights to dividends, but are not included in the number of shares in the computation of basic EPS. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security.
Diluted EPS is computed using the same method as basic EPS, but the weighted-average number of shares reflects the potential dilution, if any, of unexercised stock options, unvested shares of performance share units and unvested shares of restricted stock units that could occur if stock options were exercised and performance share units and restricted stock units were issued and converted into common stock. These potentially dilutive shares would then be included in the number of weighted-average shares outstanding for the period using the treasury stock method. At September 30, 2022, 2021 and 2020, potentially dilutive shares include stock options, restricted stock units and performance share units issued through share-based compensation plans.
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
Pursuant to the eighth repurchase program for the repurchase of 10,000,000 shares authorized by the Board of Directors in October, 2016, 337,259 shares were repurchased during the year ended September 30, 2022, no shares were repurchased during the year ended September 30, 2021 and 20,500 shares were repurchased during the year ended September 30, 2020. At September 30, 2022, there were 5,553,820 shares remaining to be purchased under the eighth repurchase program. The Company previously repurchased 51,300,000 shares of the Company’s common stock as part of the previous seven Board of Directors-approved share repurchase programs. In total, the Company has repurchased 55,746,180 shares of the Company's common stock as of September 30, 2022.

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
In 2019, a final rule adopted by the federal banking agencies provided banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of the CECL accounting standard. In 2020, as part of its response to the impact of COVID-19, U.S. federal banking regulatory agencies issued a final rule which provides banking organizations that implement CECL during the 2020 calendar year the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period, which the Association and Company have adopted. During the two-year delay, the Association and Company added back to common equity tier 1 capital (“CET1”) 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses. Subsequent to the two-year delay, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period. At September 30, 2022, the Association exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
The Association operates under the capital requirements for the standardized approach of the Basel III capital framework for U.S. banking organizations (“Basel III Rules”), which limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At September 30, 2022, the Association exceeded the fully phased-in regulatory requirement for the "capital conservation buffer".
The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2022 and 2021, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total Capital to Risk-Weighted Assets	$1,666,677	18.84%	$707,788	8.00%	$884,734	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,614,615	10.33%	625,020	4.00%	781,275	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,614,615	18.25%	530,841	6.00%	707,788	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,614,615	18.25%	398,130	4.50%	575,077	6.50%
September 30, 2021
Total Capital to Risk-Weighted Assets	$1,629,192	21.00%	$620,637	8.00%	$775,796	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,585,124	11.15%	568,751	4.00%	710,939	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,585,124	20.43%	465,478	6.00%	620,637	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,585,124	20.43%	349,108	4.50%	504,268	6.50%
The Association paid dividends of $56,000 and $55,000 to the Company during the years ended September 30, 2022 and 2021, respectively.

As permitted under interim final rules issued by the FRS on August 12, 2011, a majority of Third Federal Savings, MHC's members eligible to vote approved Third Federal Savings, MHC waiving dividends aggregating up to $1.13 per share on the common stock of the Company for the 12 month following the special meeting of members held on July 12, 2022. Unless the FRS amends its interim rule, a member vote will be required for Third Federal Savings, MHC to waive its right to receive dividends beyond July 12, 2023.
4. INVESTMENT SECURITIES
Available-for-sale securities are summarized in the tables below. Accrued interest in the periods presented is $1,122 and $852 as of September 30, 2022 and September 30, 2021, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.

	September 30, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$496,529	$1	$(43,262)	$453,268
Fannie Mae certificates	1,011	14	(4)	1,021
U.S. Government and agency obligations	4,057	—	(438)	3,619
Total	$501,597	$15	$(43,704)	$457,908

	September 30, 2021
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$415,149	$2,420	$(1,328)	$416,241
Fannie Mae certificates	5,393	149	—	5,542
Total	$420,542	$2,569	$(1,328)	$421,783
 The following is a summary of our securities portfolio by remaining period to contractual maturity and yield at September 30, 2022. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. There were no securities with a maturity of one year or less for either year presented. Weighted average yields are not presented on a tax-equivalent basis and are calculated by multiplying each carry value by its yield and dividing the sum of these results by the total carry values. We did not hold any tax-free securities.

	September 30, 2022			September 30, 2021
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
One to five years	15,476	14,775	2.06%	18,373	18,680	1.83%
Five to ten years	38,927	37,204	2.30%	34,904	35,364	1.22%
Ten years or greater	447,194	405,929	2.25%	367,265	367,739	0.90%
Total	$501,597	$457,908	2.25%	$420,542	$421,783	0.96%

Gross unrealized losses on available- for- sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at September 30, 2022 and 2021, were as follows:

	September 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$261,795	$17,260	$190,739	$26,002	$452,534	$43,262
Fannie Mae certificates	217	4	—	—	217	4
U.S. Government and agency obligations	3,619	438	—	—	3,619	438
Total	$265,631	$17,702	$190,739	$26,002	$456,370	$43,704

	September 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$201,279	$1,290	$6,261	$38	$207,540	$1,328

The unrealized losses on investment securities were primarily attributable to an increase in interest rates. The contractual cash flows of REMICs are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, and the U.S. Treasury Department established financing agreements in 2008 to ensure Fannie Mae and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.
Since the decline in value is primarily attributable to an increase in interest rates, and the financing agreements established by the U.S. Treasury Department ensures contractual cash flows obligations will be met, we did not record an allowance for credit losses with respect to securities as of September 30, 2022.
5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	September 30,	September 30,
	2022	2021
Real estate loans:
Residential Core	$11,539,859	$10,215,275
Residential Home Today	53,255	63,823
Home equity loans and lines of credit	2,633,878	2,214,252
Construction	121,759	80,537
Real estate loans	14,348,751	12,573,887
Other loans	3,263	2,778
Add (deduct):
Deferred loan expenses, net	50,221	44,859
Loans-in-process	(72,273)	(48,200)
Allowance for credit losses on loans	(72,895)	(64,289)
Loans held for investment, net	$14,257,067	$12,509,035
Loans are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses. Accrued interest is $39,124 and $30,255 as of September 30, 2022 and September 30, 2021, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. As of September 30, 2022 and September 30, 2021, the percentage of aggregate Residential Core, Home Today and Construction loans secured by properties in Ohio was

56% and 55%, respectively, and the percentage of loans secured by properties in Florida was 18% as of both dates. As of September 30, 2022 and September 30, 2021, home equity loans and lines of credit were concentrated in the states of Ohio (27% and 29%, respectively), Florida (20% as of both dates), and California (16% and 15%, respectively).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to periodic rate adjustments caps and various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $4,668,089 and $4,646,760 at September 30, 2022 and September 30, 2021, respectively.
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
The Company originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Company’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. Construction/permanent loans have a fixed or adjustable-rate and a current maximum loan-to-completed-appraised value ratio of 85%.
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
Loans held for sale include loans originated within the parameters of programs established by Fannie Mae, for sale to Fannie Mae, and loans originated for the held for investment portfolio that are later identified for sale. During the years ended September 30, 2022 and September 30, 2021, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At September 30, 2022 and September 30, 2021, respectively, mortgage loans held for sale totaled $9,661 and $8,848. During the years ended September 30, 2022 and September 30, 2021, respectively, the principal balance of loans sold was $128,118 and $762,332. During the year ended September 30, 2022, the amortized cost of loans originated as held for sale that were subsequently transferred to the held for investment portfolio was $22,741. This transfer was due to changes in market pricing, affected by the rise in long-term interest rates, and managements' intent to hold the loans in portfolio until maturity or for the foreseeable future. During the years ended September 30, 2021 and September 30, 2020, there were no transfers to the held for investment portfolio.

DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at September 30, 2022 and September 30, 2021 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2022
Real estate loans:
Residential Core	$2,725	$1,491	$9,281	$13,497	$11,545,784	$11,559,281
Residential Home Today	1,341	770	861	2,972	49,836	52,808
Home equity loans and lines of credit	1,599	796	2,321	4,716	2,661,416	2,666,132
Construction	—	—	—	—	48,478	48,478
Total real estate loans	5,665	3,057	12,463	21,185	14,305,514	14,326,699
Other loans	—	—	—	—	3,263	3,263
Total	$5,665	$3,057	$12,463	$21,185	$14,308,777	$14,329,962

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2021
Real estate loans:
Residential Core	$3,642	$2,263	$9,370	$15,275	$10,218,347	$10,233,622
Residential Home Today	948	961	2,068	3,977	59,432	63,409
Home equity loans and lines of credit	938	300	4,231	5,469	2,236,449	2,241,918
Construction	—	—	—	—	31,597	31,597
Total real estate loans	5,528	3,524	15,669	24,721	12,545,825	12,570,546
Other loans	—	—	—	—	2,778	2,778
Total	$5,528	$3,524	$15,669	$24,721	$12,548,603	$12,573,324
Loans are placed in non-accrual status when they are contractually 90 days or more past due. The number of days past due is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment. Loans with a partial charge-off are placed in non-accrual and will remain in non-accrual status until, at a minimum, the loss is recovered. Loans restructured in TDRs that were in non-accrual status prior to the restructurings and loans with forbearance plans that were subsequently modified are reported in non-accrual status for a minimum of six months after restructuring. Loans restructured in TDRs with a high debt-to-income ratio at the time of modification are placed in non-accrual status for a minimum of 12 months. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status.

The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative or individual valuation allowance, primarily because they have already been collaterally reviewed and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. Balances are adjusted for deferred loan fees and expenses. There are no loans 90 or more days past due and still accruing at September 30, 2022 or September 30, 2021.

	September 30, 2022		September 30, 2021
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$20,995	$22,644	$23,748	$24,892
Residential Home Today	5,753	6,037	7,730	8,043
Home equity loans and lines of credit	6,668	6,925	9,992	11,110
Total non-accrual loans	$33,416	$35,606	$41,470	$44,045
At September 30, 2022 and September 30, 2021, respectively, the amortized cost in non-accrual loans includes $23,159 and $28,385 which are performing according to the terms of their agreement, of which $13,526 and $16,495 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. At September 30, 2022 and September 30, 2021, real estate loans include $9,833 and $2,296, respectively, of loans that were in the process of foreclosure.
Interest on loans in accrual status is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $740, and $929 for the years ended September 30, 2022 and September 30, 2021, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a TDR that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.
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
•For home equity loans and lines of credit, and residential loans restructured in a TDR, payments are greater than 90 days delinquent;
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
At September 30, 2022 and September 30, 2021, respectively, allowances on individually reviewed TDRs (IVAs), evaluated for credit losses based on the present value of cash flows were $10,284 and $12,073. All other individually evaluated loans received a charge-off, if applicable.
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
Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors, are recognized when forecasted economic data used in the model differs from management's view or contains significant unobservable changes within a short period, particularly when those changes are directionally positive. Identifiable model limitations may also lead to qualitative adjustments, such as those made to reflect the expected recovery of loan amounts previously charged-off, beyond what the model is able to project. The qualitative adjustments resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio.The net qualitative adjustment at September 30, 2022 was a net reduction of $7,085. Adjustments are evaluated quarterly based on current facts and circumstances.

Activity in the allowance for credit losses by portfolio segment is summarized as follows. See Note 15. COMMITMENTS AND CONTINGENT LIABILITIES for further details on the allowance for unfunded commitments.

	For the Year Ended September 30, 2022
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$44,523	$6,298	$(247)	$2,932	$53,506
Residential Home Today	15	(3,411)	(249)	2,648	(997)
Home equity loans and lines of credit	19,454	(3,820)	(954)	5,352	20,032
Construction	297	(118)	—	175	354
Total real estate loans	64,289	(1,051)	(1,450)	11,107	72,895
Total Unfunded Loan Commitments (1)	24,970	2,051	—	—	27,021
Total Allowance for Credit Losses	$89,259	$1,000	$(1,450)	$11,107	$99,916

	For the Year Ended September 30, 2021
	Beginning Balance	Adoption of ASU 2016-13	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$22,381	$23,927	$(2,205)	$(1,965)	$2,385	$44,523
Residential Home Today	5,654	(5,217)	(2,232)	(552)	2,362	15
Home equity loans and lines of credit	18,898	5,258	(7,627)	(2,696)	5,621	19,454
Construction	4	127	146	—	20	297
Total real estate loans	46,937	24,095	(11,918)	(5,213)	10,388	64,289
Total Unfunded Loan Commitments (1)	$—	$22,052	$2,918	$—	$—	$24,970
Total Allowance for Credit Losses	$46,937	$46,147	$(9,000)	$(5,213)	$10,388	$89,259
(1) Total allowance for unfunded loan commitments is recorded in other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

CLASSIFIED LOANS
The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Revolving loans reported at amortized cost include home equity lines of credit currently in their draw period. Revolving loans converted to term are home equity lines of credit that are in repayment. Equity loans and bridge loans are segregated by origination year. Loans, or the portions of loans, classified as loss are fully charged-off in the period in which they are determined to be uncollectible; therefore they are not included in the following table. No Home Today loans are classified Special Mention. All construction loans are classified Pass. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2022	2021	2020	2019	2018	Prior	Cost Basis	To Term	Total
September 30, 2022
Real estate loans:
Residential Core
Pass	$3,349,200	$2,251,075	$1,488,763	$629,090	$665,116	$3,141,907	$—	$—	$11,525,151
Special Mention	—	292	—	108	464	816	—	—	1,680
Substandard	—	1,195	3,188	1,142	1,883	25,042	—	—	32,450
Total Residential Core	3,349,200	2,252,562	1,491,951	630,340	667,463	3,167,765	—	—	11,559,281
Residential Home Today (1)
Pass	—	—	—	—	—	45,408	—	—	45,408
Substandard	—	—	—	—	—	7,400	—	—	7,400
Total Residential Home Today	—	—	—	—	—	52,808	—	—	52,808
Home equity loans and lines of credit
Pass	98,904	30,614	9,204	8,036	6,965	11,247	2,400,095	89,448	2,654,513
Special Mention	—	191	—	—	—	—	898	640	1,729
Substandard	—	—	54	20	19	127	2,996	6,674	9,890
Total Home equity loans and lines of credit	98,904	30,805	9,258	8,056	6,984	11,374	2,403,989	96,762	2,666,132
Total Construction	37,810	10,668	—	—	—	—	—	—	48,478
Total real estate loans
Pass	3,485,914	2,292,357	1,497,967	637,126	672,081	3,198,562	2,400,095	89,448	14,273,550
Special Mention	—	483	—	108	464	816	898	640	3,409
Substandard	—	$1,195	$3,242	$1,162	$1,902	$32,569	$2,996	$6,674	$49,740
Total real estate loans	$3,485,914	$2,294,035	$1,501,209	$638,396	$674,447	$3,231,947	$2,403,989	$96,762	$14,326,699
(1) No new originations of Home Today loans since fiscal 2016.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2021	2020	2019	2018	2017	Prior	Cost Basis	To Term	Total
September 30, 2021
Real estate loans:
Residential Core
Pass	$2,637,782	$1,807,652	$784,462	$860,150	$1,016,853	$3,042,398	$—	$—	$10,149,297
Special Mention	22,711	703	110	709	300	759	—	—	25,292
Substandard	—	4,029	4,470	4,860	4,813	40,861	—	—	59,033
Total Residential Core	2,660,493	1,812,384	789,042	865,719	1,021,966	3,084,018	—	—	10,233,622
Residential Home Today (1)
Pass	—	—	—	—	—	53,076	—	—	53,076
Substandard	—	—	—	—	—	10,333	—	—	10,333
Total Residential Home Today	—	—	—	—	—	63,409	—	—	63,409
Home equity loans and lines of credit
Pass	48,427	14,488	12,325	11,891	10,423	6,478	1,990,195	129,336	2,223,563
Special Mention	—	—	13	—	—	10	1,182	292	1,497
Substandard	—	—	148	57	304	33	4,746	11,570	16,858
Total Home equity loans and lines of credit	48,427	14,488	12,486	11,948	10,727	6,521	1,996,123	141,198	2,241,918
Construction
Pass	26,587	3,890	—	—	—	—	—	—	30,477
Special Mention	1,120	—	—	—	—	—	—	—	1,120
Total Construction	27,707	3,890	—	—	—	—	—	—	31,597
Total real estate loans
Pass	2,712,796	1,826,030	796,787	872,041	1,027,276	3,101,952	1,990,195	129,336	12,456,413
Special Mention	23,831	703	123	709	300	769	1,182	292	27,909
Substandard	—	4,029	4,618	4,917	5,117	51,227	4,746	11,570	86,224
Total real estate loans	$2,736,627	$1,830,762	$801,528	$877,667	$1,032,693	$3,153,948	$1,996,123	$141,198	$12,570,546
(1) No new originations of Home Today loans since fiscal 2016.
The home equity lines of credit converted from revolving to term loans during the years ended September 30, 2022 and September 30, 2021 totaled $436 and $6,088.
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
At September 30, 2022 and September 30, 2021, respectively, $75,904 and $83,708 of TDRs individually evaluated for credit loss have adequately performed under the terms of the restructuring and are classified as Pass loans. At September 30, 2022 and September 30, 2021, respectively, $102 and $24,042 of loans classified as Special Mention are residential mortgage loans and home equity lines of credit identified, after origination, as being underwritten with altered income documentation, that have not yet demonstrated repayment performance over a minimum period. Substandard loans decreased between the periods presented primarily due to loans with forbearance plans extended greater than 12 months that are considered collateral dependent and classified substandard, for a minimum of one year, until a sustained period of repayment performance is satisfied. Loans classified substandard includes $5,381 and $28,029 of loans that had their forbearance term extended greater than 12 months regardless of forbearance plan status at September 30, 2022 and September 30, 2021, respectively.

Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At September 30, 2022 and September 30, 2021, no other loans were graded as non-performing.
TROUBLED DEBT RESTRUCTURINGS
Initial concessions granted for loans restructured as TDRs may include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also may occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company. The amortized cost in TDRs by category as of September 30, 2022 and September 30, 2021 is shown in the tables below.

September 30, 2022	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$30,071	$17,583	$10,896	$58,550
Residential Home Today	10,359	11,485	1,995	23,839
Home equity loans and lines of credit	22,636	2,743	1,268	26,647
Total	$63,066	$31,811	$14,159	$109,036

September 30, 2021	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$33,394	$20,499	$12,962	$66,855
Residential Home Today	12,640	13,409	2,556	28,605
Home equity loans and lines of credit	26,550	3,424	1,675	31,649
Total	$72,584	$37,332	$17,193	$127,109
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
For all TDRs restructured during the years ended September 30, 2022 and September 30, 2021 (set forth in the tables below), the pre-restructured outstanding amortized cost was not materially different from the post-restructured outstanding amortized cost.
New TDRs decreased during recent periods as forbearance plan resolutions and subsequent modifications due to COVID-19 have become insignificant. The following tables set forth the amortized cost in TDRs restructured during the periods presented.

	For the Year Ended September 30, 2022
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$3,823	$1,533	$1,142	$6,498
Residential Home Today	202	1,071	45	1,318
Home equity loans and lines of credit	510	175	163	848
Total	$4,535	$2,779	$1,350	$8,664

	For the Year Ended September 30, 2021
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$9,364	$1,981	$1,614	$12,959
Residential Home Today	362	1,432	103	1,897
Home equity loans and lines of credit	1,466	1,223	417	3,106
Total	$11,192	$4,636	$2,134	$17,962

	For the Year Ended September 30, 2020
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$4,334	$3,233	$1,831	$9,398
Residential Home Today	1,112	1,962	610	3,684
Home equity loans and lines of credit	1,984	815	454	3,253
Total	$7,430	$6,010	$2,895	$16,335
The table below summarizes information about TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the periods presented.

	For the Year Ended September 30, 2022		For the Year Ended September 30, 2021		For the Year Ended September 30, 2020
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	5	$780	6	$948	9	$1,394
Residential Home Today	5	90	7	194	9	441
Home equity loans and lines of credit	2	108	1	42	4	282
Total	12	$978	14	$1,184	22	$2,117
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
During 2022, 2021 and 2020, $128,118, $796,512 and $810,116, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon. In these transactions, the Company retained residual interests in the form of mortgage loan servicing rights. Primary economic assumptions used to measure the value of the Company’s retained interests at the date of sale resulting from the completed transactions were as follows (per annum):

	2022	2021
Primary prepayment speed assumptions (weighted average annual rate)	11.9%	13.9%
Weighted average life (years)	24.1	22.9
Amortized cost to service loans (weighted average)	0.12%	0.12%
Weighted average discount rate	12%	12%

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

September 30, 2022
Fair value of mortgage loan servicing rights	$15,288
Prepayment speed assumptions (weighted average annual rate)	15.0%
Impact on fair value of 10% adverse change	$(567)
Impact on fair value of 20% adverse change	$(1,083)
Estimated prospective annual cost to service loans (weighted average)	0.12%
Impact on fair value of 10% adverse change	$(1,320)
Impact on fair value of 20% adverse change	$(2,640)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(528)
Impact on fair value of 20% adverse change	$(1,017)
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
Activity in mortgage servicing rights is summarized as follows:

	Year Ended September 30,
	2022	2021	2020
Balance—beginning of year	$8,941	$7,860	$8,080
Additions from loan securitizations/sales	657	3,836	1,613
Amortization (1)	(1,655)	(2,764)	(1,824)
Net change in valuation allowance	—	9	(9)
Balance—end of year	$7,943	$8,941	$7,860
Fair value of capitalized amounts	$15,288	$17,454	$12,487
(1) Year ended September 30, 2021 and 2020 amounts include $199 and $1,063 respectively, related to the repurchase of loans previously sold and serviced by the Company.
The Company receives annual servicing fees ranging from 0.02% to 0.98% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing rights, included in non-interest income, amounted to $4,251 in 2022, $3,260 in 2021 and $3,365 in 2020. The unpaid principal balance of mortgage loans serviced for others was approximately $2,051,110, $2,262,875 and $2,007,319 at September 30, 2022, 2021 and 2020, respectively. The ratio of capitalized servicing rights to the unpaid principal balance of mortgage loans serviced for others was 0.39%, 0.40%, and 0.39% at September 30, 2022, 2021 and 2020, respectively.

7. PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software at cost are summarized as follows:

	September 30,
	2022	2021
Land	$8,610	$8,688
Office buildings	61,312	60,661
Furniture, fixtures and equipment	39,899	39,266
Software	20,048	19,962
Leasehold improvements	11,071	10,768
	140,940	139,345
Less: accumulated depreciation and amortization	(106,409)	(101,925)
Total	$34,531	$37,420
During the years ended September 30, 2022, 2021 and 2020, depreciation and amortization expense on premises, equipment, and software was $5,393, $5,422 and $5,435, respectively.
The Company, as lessor, previously leased certain commercial office buildings. The office buildings and land were sold during the year ended September 30, 2020. The Company's share of the gain on the sale was $4,665. During the year ended September 30, 2020, rental income was $5, and appears in other non-interest income in the accompanying statements. Depreciation expense on the buildings during fiscal 2020 was $48. There was no activity for 2022 and 2021.
8. LEASES
As a lessee, the Company enters into operating leases of buildings and land. The Company occupies certain banking branches, loan production and customer service offices and a disaster recovery site through non-cancellable operating leases with remaining terms from less than one year to 14 years. Most of the leases have fixed payment terms with annual fixed-escalation clauses. Certain leases have annual rent escalations based on subsequent year-to-year changes in the consumer price index. These year-to-year changes in the consumer price index are excluded from the calculation of right-of-use assets and lease liabilities and recognized as expense in the period in which they are incurred. Additionally, all variable lease costs that are not based on an index or rate, such as "common area maintenance" costs, are expensed as incurred. Most of the Company's leases include options to extend for periods that range from three to 10 years. The leases do not have early-termination options. The Company has not included term extensions in the calculation of the lease term, as the Company does not consider it reasonably certain that the options will be exercised. As the interest rate implicit in all of the Company's lease contracts is not readily determinable, the Company utilized its incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term on an amount equal to the total contractual lease payments in a similar economic environment. The incremental borrowing rate utilized for all the Company's leases is the FHLB Advance rate based on the lease term at commencement in determining the present value of lease payments.
Operating lease expense for the years ended September 30, 2022 and 2021, totaled $5,576 and $5,351, respectively. Variable lease expense for the years ended September 30, 2022 and 2021, totaled $1,479 and $1,374, respectively. During the years ended September 30, 2022 and 2021, the Company paid $5,572 and $5,354, respectively, in cash for amounts included in the measurement of lease liabilities. As of September 30, 2022 and 2021, the Company has not entered into any material leases that have not yet commenced.
The following table summarizes information relating to the Company's operating leases:

	September 30,
	2022	2021
Right-of-use assets (a)	$30,189	$27,923
Lease liabilities (b)	$15,775	$18,461
Weighted Average Remaining Lease Term	5.06 years	5.51 years
Weighted Average Discount Rate	1.49%	1.51%
(a) Included in Other assets in the CONSOLIDATED STATEMENTS OF CONDITION
(b) Included in Accrued expenses and other liabilities in the CONSOLIDATED STATEMENTS OF CONDITION

The following table summarizes the maturities of lease liabilities at the periods presented:

	September 30,
	2022	2021
Maturing in:
12 months or less	$4,953	$5,128
13 to 24 months	3,903	4,334
25 to 36 months	3,044	3,400
37 to 48 months	1,810	2,570
49 to 60 months	591	1,321
over 60 months	2,230	2,640
Total minimum lease payments	16,531	19,393
Less imputed interest	756	932
Total lease liabilities	$15,775	$18,461
9. DEPOSITS
Deposit account balances are summarized by interest rate as follows:

	Stated Interest Rate	September 30,
		2022		2021
		Amount	Percent	Amount	Percent
Checking accounts	0.00–1.00%	$1,210,035	13.6%	$1,132,910	12.6%
Savings accounts, excluding money market accounts	0.00–1.05	1,364,821	15.3	1,263,309	14.0
Money market accounts	0.00–1.05	481,650	5.4	563,931	6.3
Subtotal		3,056,506	34.3	2,960,150	32.9
Certificates of deposit	0.00–0.99	3,157,495	35.4	3,335,102	37.1
	1.00–1.99	1,002,227	11.2	808,105	9.0
	2.00–2.99	1,320,579	14.8	1,574,939	17.5
	3.00 and above	381,973	4.3	313,457	3.5
		5,862,274	65.7	6,031,603	67.1
Subtotal		8,918,780	100.0	8,991,753	100.0
Accrued interest		2,237	—	1,852	—
Total deposits		$8,921,017	100.0%	$8,993,605	100.0%
At September 30, 2022 and 2021, the weighted average interest rate was 0.81% and 0.09% on checking accounts; 0.79% and 0.12% on savings accounts; 0.95% and 0.19% on money market accounts; 1.37% and 1.26% on certificate of deposit, respectively; and 1.18% and 0.89% on total deposits, respectively.
The aggregate amount of CD's in denominations of $250 or more was $733,301 and $693,375 at September 30, 2022 and 2021, respectively. In accordance with the DFA, the maximum amount of deposit insurance is $250 per depositor.
Brokered CD's (exclusive of acquisition costs and subsequent amortization), which are used as an additional funding alternative, totaled $575,236 and $491,994 at September 30, 2022 and 2021, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at September 30, 2022 and September 30, 2021, the Association may accept brokered deposits without FDIC restrictions.

The scheduled maturity of certificates of deposit is as follows:

	September 30, 2022
	Amount	Percent	Weighted Average Rate
12 months or less	$3,015,505	51.5%	1.02%
13 to 24 months	1,015,842	17.3%	1.51%
25 to 36 months	814,248	13.9%	1.49%
37 to 48 months	476,759	8.1%	1.50%
49 to 60 months	510,856	8.7%	2.81%
Over 60 months	29,064	0.5%	1.32%
Total	$5,862,274	100.0%	1.36%
Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2022	2021	2020
Certificates of deposit	$68,204	$93,187	$130,990
Checking accounts	4,186	1,140	1,477
Savings and Money Market accounts	4,553	2,992	7,775
Total	$76,943	$97,319	$140,242

10. BORROWED FUNDS
At September 30, 2022, the Association had a maximum borrowing capacity of $9,237,184, of which $4,793,221 was outstanding. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. The Association also has the ability to purchase Fed Funds through arrangements with other institutions. Finally, the ability to borrow from the FRB-Cleveland Discount Window is available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio.
Total borrowings at September 30, 2022 are summarized in the table below:

	Borrowing Capacity	Borrowings Available	Borrowings Outstanding
FHLB	$8,474,183	$3,912,447	$4,561,736
FRB Cleveland	168,001	168,001	—
Fed Funds Purchased	595,000	370,000	225,000
Subtotal	$9,237,184	$4,450,448	4,786,736
Accrued Interest			6,485
Total Borrowings			$4,793,221
Maturities of borrowings at September 30, 2022 are summarized in the table below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$2,225,182	2.93%
13 to 24 months	775,000	1.50%
25 to 36 months	625,000	1.42%
37 to 48 months	500,789	1.97%
49 to 60 months	600,000	2.72%
over 60 months	60,765	2.93%
Total Advances	$4,786,736	2.38%
Accrued interest	6,485
Total	$4,793,221
All borrowings have fixed rates during their term ranging up to 240 months. Interest is payable monthly for long-term advances and at maturity for FHLB three-month advances and overnight advances. The table above reflects the effective maturities and fixed interest rates of the $1,550,000 of short-term FHLB advances that are tied to interest rate swaps discussed in Note 17. DERIVATIVE INSTRUMENTS.
For the years ended September 30, 2022, 2021 and 2020, net interest expense related to short-term borrowings was $49,828, $50,975 and $61,058, respectively.
In March 2021, the Association received a second consecutive “Needs to Improve” rating on its Community Reinvestment Act (CRA) examination covering the period ending December 31, 2019. The FHFA practice is to place member institutions in this situation on restriction. When this restriction is established, the Association will not have access to FHLB long-term advances (maturities greater than one year) until the rating improves. However, the Association has not received the notice of this restriction as of November 22, 2022. Existing advances and future advances with less than a one year term, including 90 day advances used to facilitate longer term interest rate swap agreements, will not be affected. The Association does not expect any impact to its ability to access funding.

11. OTHER COMPREHENSIVE INCOME (LOSS)
The change in AOCI by component is as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Fiscal year 2020 activity
Balance at September 30, 2019	$(2,165)	$(44,915)	$(22,299)	$(69,379)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(22,316)	6,859	(88,948)	(1,862)	(83,951)
Amounts reclassified, net of tax expense (benefit) of $5,680	—	19,557	1,808	21,365
Other comprehensive income (loss)	6,859	(69,391)	(54)	(62,586)
Balance at September 30, 2020	$4,694	$(114,306)	$(22,353)	$(131,965)
Fiscal year 2021 activity
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $8,656	(3,733)	20,914	9,937	27,118
Amounts reclassified, net of tax expense (benefit) of $9,907	—	35,182	1,864	37,046
Other comprehensive income (loss)	(3,733)	56,096	11,801	64,164
Balance at September 30, 2021	$961	$(58,210)	$(10,552)	$(67,801)
Fiscal year 2022 activity
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $21,242	(34,860)	109,452	(1,665)	72,927
Amounts reclassified, net of tax expense (benefit) of $5,212	—	17,641	382	18,023
Other comprehensive income (loss)	(34,860)	127,093	(1,283)	90,950
Balance at September 30, 2022	$(33,899)	$68,883	$(11,835)	$23,149
The following table presents the reclassification adjustment out of AOCI included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

Details about AOCI Components	For the Years Ended September 30,			Line Item in the Statement of Income
	2022	2021	2020
Cash flow hedges:
Interest (income) expense	$22,740	$44,534	$24,757	Interest expense
Net income tax effect	(5,099)	(9,352)	(5,200)	Income tax expense
Net of income tax expense (benefit)	$17,641	$35,182	$19,557

Amortization of defined benefit plan:
Actuarial loss	$495	$2,419	$2,288	(a)
Net income tax effect	(113)	(555)	(480)	Income tax expense
Net of income tax expense	382	1,864	1,808
Total reclassifications for the period	$18,023	$37,046	$21,365
(a) These items are included in the computation of net period pension cost. See Note 13. EMPLOYEE BENEFIT PLANS for additional disclosure.

12. INCOME TAXES
The components of the income tax provision are as follows:

	Year Ended September 30,
	2022	2021	2020
Current tax expense (benefit):
Federal	$41,812	$31,043	$(5,237)
State	2,553	2,230	473
Deferred tax expense (benefit):
Federal	(24,691)	(13,548)	20,487
State	(2,185)	(638)	1,205
Income tax provision	$17,489	$19,087	$16,928
Reconciliation from tax at the federal statutory rate to the income tax provision is as follows:

	Year Ended September 30,
	2022	2021	2020
Tax at statutory rate	21.0%	21.0%	21.0%
State tax, net	0.3	1.3	1.3
Non-taxable income from bank owned life insurance contracts	(2.3)	(2.1)	(1.5)
Non-deductible compensation	1.4	0.9	1.1
Equity based compensation	(0.1)	(1.3)	(0.5)
NOL carryback claim rate benefit under CARES Act	—	—	(3.6)
Other, net	(1.3)	(0.7)	(0.9)
Income tax provision	19.0%	19.1%	16.9%
Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2022	2021
Deferred tax assets:
Loan loss reserve	$27,659	$25,728
Deferred compensation	4,198	4,159
Lease liability	3,599	4,227
Property, equipment and software basis difference	1,413	1,263
Other	2,220	2,259
Total deferred tax assets	39,089	37,636
Deferred tax liabilities:
FHLB stock basis difference	5,017	5,036
Mortgage servicing rights	1,551	1,699
Pension	2,119	2,220
Goodwill	2,132	2,137
Lease ROU asset	3,514	4,142
Deferred loan costs, net of fees	13,371	11,606
Other	2,219	2,051
Total deferred tax liabilities	29,923	28,891
Net deferred tax asset	$9,166	$8,745
In the accompanying CONSOLIDATED STATEMENTS OF CONDITION the net deferred tax asset is included in Other assets.

A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. There was no valuation allowance required at September 30, 2022 or 2021.
Retained earnings at September 30, 2022 and 2021 included approximately $104,861 for which no provision for federal or state income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and nonqualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Association, nor if the Association is merged or liquidated tax-free into a bank or undergoes a charter change. If the Association fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.
The provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “Income Taxes,” prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a more-likely-than-not recognition threshold in order for the related tax benefit to be recognized or continue to be recognized. As of September 30, 2022 and 2021, the Company had no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next twelve months.
The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. The Company recognized $0, $9, and $0 interest expense or penalties on income tax assessments, and $34, $116, and $0 of interest on income tax refunds related to net operating loss carrybacks during the years ended September 30, 2022, 2021 and 2020, respectively. There was no interest related to income tax assessments accrued at September 30, 2022 or 2021.
The Company’s effective income tax rate was 19.0%, 19.1% and 16.9% for the years ended September 30, 2022, 2021 and 2020, respectively. The increase in the effective rate for the year ended September 30, 2021 compared to the same period during fiscal 2020 is primarily due to the impact of a CARES Act provision, which permitted a carry back of net tax operating losses to years taxed at higher rates, and resulted in a tax benefit of $3,607 during the year ended September 30, 2020. This is offset by an increase in permanent tax benefits from BOLI contracts.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2019.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit ("LIHTC"). The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material for the years ended September 30, 2022, 2021 and 2020.

13. EMPLOYEE BENEFIT PLANS
Defined Benefit Plan—The Third Federal Savings Retirement Plan (the “Plan”) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. Effective December 31, 2011, the Plan was amended to freeze future benefit accruals for participants in the Plan. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, and those eligible participants who no longer receive service credits under the Plan, participate in a separate tier of the Company’s defined contribution 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan) through December 31, 2011. The funding policy of the Plan is consistent with the funding requirements of U.S. federal and other governmental laws and regulations. During the fiscal years ending 2022 and 2021, a settlement adjustment was recognized as a result of lump sum payments exceeding the interest costs for the year.
The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30,
	2022	2021
Projected benefit obligation at beginning of year	$88,276	$94,941
Interest cost	2,628	2,536
Actuarial (gain) loss and other	(19,783)	(2,273)
Settlement	(4,292)	(5,112)
Benefits paid	(1,814)	(1,816)
Projected benefit obligation at end of year	$65,015	$88,276
The following table reconciles the beginning and ending balances of the fair value of Plan assets and presents the funded status of the Plan recognized in the CONSOLIDATED STATEMENTS OF CONDITION at the September 30 measurement dates. There were no employer contributions in the years ending September 30, 2022 and 2021.

	September 30,
	2022	2021
Fair value of plan assets at beginning of year	$97,971	$89,275
Actual return on plan assets	(17,823)	15,624
Benefits paid	(1,814)	(1,816)
Settlement	(4,292)	(5,112)
Fair value of plan assets at end of year	$74,042	$97,971
Funded status of the plan—asset (liability)	$9,027	$9,695
The components of net periodic cost recognized in other non-interest expense in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	Year Ended September 30,
	2022	2021	2020
Interest Cost	$2,628	$2,536	$2,797
Expected return on plan assets	(4,987)	(4,997)	(4,652)
Amortization of net loss and other	576	1,466	2,288
Recognized net loss due to settlement	882	792	1,174
Net periodic benefit (income) cost	$(901)	$(203)	$1,607
There were no contributions, required minimum or voluntary, made during the fiscal year ended September 30, 2022.
Plan assets consist of investments in mutual funds and pooled separate accounts that invest in fixed securities such as asset backed securities, commercial mortgage backed securities and corporate bonds, in addition to some short-term securities such as commercial paper. The Plan reallocated some of its investments to long duration fixed income mutual funds as a strategy to reduce risk in the portfolio as funded status remains elevated. As the mutual funds invested in are traded in active markets with readily available prices, these types of investments are included in level 1 of the fair value hierarchy. Pooled separate accounts are valued at net asset value per share at the reporting date. The fair values of the underlying investments used to determine net asset value of the pooled separate accounts are primarily based on pricing from an independent third party pricing source. In accordance with Subtopic 820-10, certain investments measured at fair value using the net asset value per share practical expedient are not classified in the fair value hierarchy described in Note 16. FAIR VALUE.
During fiscal years ending 2022 and 2021, the fair value of mutual funds were valued at $30,271 and $0, respectively, in level 1 of the fair value hierarchy. The following tables present the fair value of pooled separate account assets:

	September 30,
	2022				2021
	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
Pooled Separate Accounts	$43,771	N/A	Daily	7 days	$97,971	N/A	Daily	7 days
There are no redemption restrictions on Plan assets at September 30, 2022. Redemptions may be deferred for a longer period if conditions do not permit an orderly transfer or for certain investments of an illiquid nature.
The following additional information is provided with respect to the Plan:

	September 30,
	2022	2021	2020
Assumptions and dates used to determine benefit obligations:
Discount rate	5.35%	2.85%	2.65%
Rate of compensation increase	n/a	n/a	n/a

Assumptions used to determine net periodic benefit cost:
Discount rate	4.60%	2.80%	3.20%
Long-term rate of return on plan assets	5.50%	5.50%	6.00%
Rate of compensation increase (graded scale)	n/a	n/a	n/a
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
The following table provides estimates of expected future benefit payments during each of the next five fiscal years, as well as in the aggregate for years six through ten. Additionally, the table includes the minimum employer contributions expected during the next fiscal year:

Expected Benefit Payments During the Fiscal Years Ending September 30:
2023	$5,750
2024	4,530
2025	4,260
2026	4,300
2027	4,360
Aggregate expected benefit payments during the five fiscal year period beginning October 1, 2028, and ending September 30, 2032	23,540
Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2023	—
For the fiscal years ended September 30, 2022, 2021, and 2020, AOCI includes pretax net actuarial losses of $15,255, $13,686, and $28,843, respectively, which have not been recognized as components of net periodic benefit costs as of the measurement date. The Company expects that $1,020 of net actuarial losses will be recognized as AOCI components of net periodic benefit cost during the fiscal year ended September 30, 2023.
401(k) Savings Plan—The Company maintains a 401(k) savings plan that is comprised of three tiers. The first tier allows eligible employees to contribute up to 75% of their compensation to the plan, subject to limitations established by the Internal

Revenue Service, with the Company matching 100% of up to 4% on funds contributed. The second tier permits the Company to make a profit-sharing contribution at its discretion. The first and second tiers cover substantially all employees who have reached age 18 and have worked 1,000 hours in one year of service. The third tier permits the Company to make discretionary contributions allocable to eligible employees including those eligible employees who are participants, but no longer receiving service credits, under the Company’s defined benefit pension plan. Voluntary contributions made by employees are vested at all times whereas Company contributions and Company matching contributions are subject to various vesting periods which range from immediately vested to fully vesting upon five years of service.
The total of the Company’s matching and discretionary contributions related to the 401(k) savings plan for the years ended September 30, 2022, 2021 and 2020 was $4,295, $4,187 and $4,042, respectively.
Employee (Associate) Stock Ownership Plan—The Company established an ESOP for its employees effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock and provides employees with an opportunity to receive a funded retirement benefit, based on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the Board of Directors. The ESOP is accounted for in accordance with the provisions for stock compensation in FASB ASC 718. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2022, 2021 and 2020 fiscal years was $7,063, $8,270 and $7,367, respectively.
The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of September 30, 2022 and 2021 was $41,927 and $46,454, respectively. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2022, 8,139,108 shares have been allocated to participants and 325,005 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 3,141,711 at September 30, 2022, and had a fair market value of $40,842. Participants have the option to receive dividends on allocated shares in cash or leave the dividend in the ESOP. Dividends are reinvested in Company stock for those participants who choose to leave their dividends in the ESOP or who do not make an election. The purchase of Company stock for reinvestment of dividends is made in the open market on or about the date of the cash disbursement to the participants who opt to take dividends in cash. Dividends on unallocated shares held in the Employer Stock fund were paid to the trustee to be used to make payments on the outstanding loan obligation.
14. EQUITY INCENTIVE PLAN
The TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan, approved by shareholders in February 2018 and the 2008 Equity Incentive Plan, approved by shareholders in May 2008, are collectively referred to as the "Equity Plan”. The amended and restated plan is substantially similar to the previous plan, except that the number of future shares eligible to be granted has been reduced to 8,450,000 shares, of which 7,418,782 shares remain available for future award, and the term to grant shares has been extended to February 21, 2028.
The Company recorded excess tax benefits of $109, $1,331, and $485 related to share-based compensation awards for the years ended September 30, 2022, 2021 and 2020, respectively.
The following table presents share-based compensation expense and the related tax benefit recognized during the periods presented:

	Year Ended September 30,
	2022	2021	2020
Restricted stock units expense	$3,206	$4,160	$3,303
Performance share units expense	739	1,214	917
Stock option expense	—	68	531
Total stock-based compensation expense	$3,945	$5,442	$4,751
Tax benefit related to share-based compensation expense	$677	$999	$824
Restricted stock units vest over a one to 10 year service period. The product of the number of units granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock units under the Equity Plan. The

Company recognizes compensation expense for the fair value of restricted stock units on a straight-line basis over the requisite service period.
The following is a summary of the status of the Company’s restricted stock units as of September 30, 2022 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2021	1,281,910	$14.21
Granted	126,200	$17.80
Released	(124,662)	$17.53
Forfeited	(25,550)	$17.77
Outstanding at September 30, 2022 (1)	1,257,898	$14.17
(1) Includes 765,748 shares with a weighted average grant date fair value of $11.87 that have vested but will not be issued until the recipients are no longer employed by the Company.
The weighted average grant date fair value of restricted stock units granted during the years ended September 30, 2022, 2021 and 2020 was $17.80, $17.77 and $19.76 per share, respectively. The total fair value of restricted stock units vested during the years ended September 30, 2022, 2021 and 2020 was $2,058, $6,981, and $1,676, respectively. Expected future compensation expense relating to the non-vested restricted stock units at September 30, 2022 is $3,598 over a weighted average period of 1.86 years.
Performance share units vest in the form of Company common stock issued at the end of a three-year period, based on the pro-rata achievement of performance based metrics over a two-year period. The range of payout is zero to 150% of the number of share units granted. For performance stock units, fair value is estimated as the product of the number of performance units granted, adjusted for the probability of achievement, and the grant date market price of the Company’s common stock. The Company recognizes compensation expense for the fair value of performance share units on a straight-line basis over the requisite service period, based on the performance condition that is probable of achievement. Probability of achievement is reassessed at each reporting period and the cumulative effect of a change in estimate, if any, is recognized in the period of change. Cash dividend equivalents are accrued and paid only if and when the underlying units become vested and payable.
The following is a summary of the status of the Company’s performance share units as of September 30, 2022 and changes therein during the year then ended. No awards were forfeited during the year ended September 30, 2022.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2021	182,069	17.46
Granted	53,100	17.80
Released	(71,692)	15.54
Performance adjustment	6,477	19.76
Outstanding at September 30, 2022	169,954	18.46
The weighted average grant date fair value of performance share units granted during the year ended September 30, 2022, 2021 and 2020 was $17.80, $17.77, and $19.76, respectively. The total fair value of performance share units vested during the years ended September 30, 2022, 2021 and 2020, respectively, totaled $1,112, $14, and $0. Expected future compensation expense relating to the non-vested performance share units at September 30, 2022 is $1,031 over a weighted average period of 1.83 years.
Stock options have a contractual term of 10 years and vest over a one to seven year service period. The Company recognizes compensation expense for the fair values of these awards, which have installment vesting, on a straight-line basis over the requisite service period of the awards.

The following is a summary of the Company’s stock option activity and related information for the Equity Plan for the year ended September 30, 2022. There were no stock options granted during 2022, 2021 and 2020.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2021	2,463,300	$14.98	4.25	$10,095
Exercised	(99,525)	$11.16		$551
Forfeited	(2,600)	$15.82		$—
Outstanding at September 30, 2022	2,361,175	$15.14	3.32	$429
Vested and exercisable, at September 30, 2022	2,361,175	$15.14	3.32	$429
Vested or expected to vest, at September 30, 2022	2,361,175	$15.14	3.32	$429

The total intrinsic value of options exercised during the years ended September 30, 2022, 2021 and 2020 was $551, $8,605 and $3,941. There were no non-vested options outstanding as of September 30, 2022. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
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
At September 30, 2022, the Company had commitments to originate loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$229,194	$930
Adjustable-rate mortgage loans	152,057	616
Equity loans and lines of credit	157,465	1,977
Total	$538,716	$3,523

At September 30, 2022, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$4,084,843	$22,876
Construction loans	72,273	623
Total	$4,157,116	$23,499
At September 30, 2022, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $4,105,486.

The above commitments are expected to be funded through normal operations.
The Company is undergoing an escheat audit covering Ohio and Kentucky. Any potential loss that may result from this matter is not reasonably estimable at September 30, 2022.
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At September 30, 2022 and September 30, 2021, respectively, there were no pending agency contracts held for sale. For the years ended September 30, 2022, 2021, and 2020, net gain (loss) on the sale of loans includes $0, $134 and $2,026, respectively, related to unrealized gains or losses during the period due to changes in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2022 and 2021, respectively, this includes $457,908 and $421,783 of investments in U.S. government and agency obligations including U.S. Treasury notes and highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac, and Ginnie Mae, both measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At September 30, 2022 and 2021, there were $9,661 and $0, respectively, of loans held for sale measured at fair value and $0 and $8,848, respectively, of loans held for sale carried at cost. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Loans held for investment that have been restructured in TDRs, are performing according to the restructured terms of the loan agreement and are not evaluated based on collateral, are individually evaluated for credit loss using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At September 30, 2022 and 2021, respectively, this included $76,692 and $84,594 in amortized costs of TDRs with related allowances for loss of $10,284 and $12,073.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure, or by deed in lieu of foreclosure, and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at September 30, 2022 and September 30, 2021 were $1,191 and $289, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At September 30, 2022 and 2021, these adjustments were not significant to reported fair values. At September 30, 2022 and 2021, respectively, $1,192 and $66 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned includes estimated costs to dispose of $156 and $9 related to properties measured at fair value and $155 and $231 of properties carried at their original or adjusted cost basis at September 30, 2022 and 2021, respectively.
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
Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at September 30, 2022 and 2021 are summarized below. There are no liabilities carried at fair value at September 30, 2021.

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	$453,268	$—	$453,268	$—
Fannie Mae certificates	1,021	—	1,021	—
U.S. government and agency obligations	3,619	$—	3,619	—
Total	$457,908	$—	$457,908	$—
Liabilities
Derivatives:
Interest rate lock commitments	333	—	—	333
Total	$333	$—	$—	$333

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	$416,241	$—	$416,241	$—
Fannie Mae certificates	5,542	—	5,542	—
Derivatives:
Interest rate lock commitments	525	—	—	525
Total	$422,308	$—	$421,783	$525
The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Interest Rate Lock Commitments
	Year Ended September 30,
	2022	2021	2020
Beginning balance	$525	$1,194	$44
(Loss)/Gain during the period due to changes in fair value:
Included in other non-interest income	(858)	(669)	1,150
Ending balance	$(333)	$525	$1,194
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$(333)	$525	$1,194
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans, net of allowance	$47,121	$—	$—	$47,121
Mortgage loans held for sale	9,661	—	9,661	—
Real estate owned(1)	1,192	—	—	1,192
Total	$57,974	$—	$9,661	$48,313
______________________
(1) Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans, net of allowance	$83,854	$—	$—	$83,854
Real estate owned(1)	66	—	—	66
Total	$83,920	$—	$—	$83,920
 ______________________
(1)    Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments can include commitments on both mortgage origination applications and preapprovals. Preapprovals generally have a much lower closure rate than origination applications which is reflected in the aggregate weighted average closure rates shown below when applicable.

	Fair Value
	September 30, 2022	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$47,121	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	4.7%

Interest rate lock commitments	$(333)	Quoted Secondary Market pricing	Closure rate	0	-	100%	93.7%

	Fair Value
	September 30, 2021	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$83,854	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	34%	4.0%

Interest rate lock commitments	$525	Quoted Secondary Market pricing	Closure rate	0	-	100%	66.1%

The following tables present the estimated fair value of the Company's financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	September 30, 2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$18,961	$18,961	$18,961	$—	$—
Interest earning cash equivalents	350,603	350,603	350,603	—	—
Investment securities available for sale	457,908	457,908	—	457,908	—
Mortgage loans held for sale	9,661	9,661	—	9,661	—
Loans, net:
Mortgage loans held for investment	14,253,804	13,106,346	—	—	13,106,346
Other loans	3,263	3,263	—	—	3,263
Federal Home Loan Bank stock	212,290	212,290	N/A	—	—
Accrued interest receivable	40,256	40,256	—	40,256	—
Cash collateral received from or held by counterparty	26,045	26,045	26,045	—	—
Liabilities:
Checking and passbook accounts	$3,056,506	$3,056,506	$—	$3,056,506	$—
Certificates of deposit	5,864,511	5,733,418	—	5,733,418	—
Borrowed funds	4,793,221	4,734,377	—	4,734,377	—
Borrowers’ advances for taxes and insurance	117,250	117,250	—	117,250	—
Principal, interest and escrow owed on loans serviced	29,913	29,913	—	29,913	—
Derivatives	333	333	—		333

	September 30, 2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$27,346	$27,346	$27,346	$—	$—
Interest earning cash equivalents	460,980	460,980	460,980	—	—
Investment securities available for sale	421,783	421,783	—	421,783	—
Mortgage loans held for sale	8,848	8,982	—	8,982	—
Loans, net:
Mortgage loans held for investment	12,506,257	12,777,375	—	—	12,777,375
Other loans	2,778	2,778	—	—	2,778
Federal Home Loan Bank stock	162,783	162,783	N/A	—	—
Accrued interest receivable	31,107	31,107	—	31,107	—
Cash collateral received from or held by counterparty	24,236	24,236	24,236	—	—
Derivatives	525	525	—	—	525
Liabilities:
Checking and passbook accounts	$2,960,150	$2,960,150	$—	$2,960,150	$—
Certificates of deposit	6,033,455	6,118,018	—	6,118,018	—
Borrowed funds	3,091,815	3,106,277	—	3,106,277	—
Borrowers’ advances for taxes and insurance	109,633	109,633	—	109,633	—
Principal, interest and escrow owed on loans serviced	41,476	41,476	—	41,476	—
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
17. DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At September 30, 2022 and 2021, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 2.7 years and 2.5 years and weighted average fixed-rate interest payments of 1.88% for both periods.
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is preformed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at September 30, 2022.
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

	September 30, 2022		September 30, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$1,550,000	$—	$250,000	$—
Other Liabilities	—	—	2,200,000	—
Total cash flow hedges: Interest rate swaps	$1,550,000	$—	$2,450,000	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$—	$—	$24,826	$525
Other Liabilities	9,170	(333)	—	—
Total derivatives not designated as hedging instruments	$9,170	$(333)	$24,826	$525

The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

	Location of Gain or (Loss) Recognized in Income	Year Ended September 30,
		2022	2021	2020
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$141,163	$27,848	$(115,396)
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	(22,740)	(44,534)	(16,982)
Amount of gain/(loss) reclassified from AOCI-Due to discontinuance of cash flow hedge	Interest expense: Borrowed funds	—	—	(7,775)

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$(858)	$(669)	$1,150
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	—	134	(134)
The Company estimates that $35,882 of the amounts reported in AOCI will be reclassified as a credit to interest expense during the fiscal year ending September 30, 2023.
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
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. At September 30, 2022 and 2021, there was $26,045 and $24,236, respectively, included in other assets related to initial margin requirements held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following condensed financial statements for TFS Financial Corporation (parent company only) reflect the investments in, and transactions with, its wholly-owned subsidiaries. Intercompany activity is eliminated in the consolidated financial statements.

	September 30,
	2022	2021
Statements of Condition
Assets:
Cash and due from banks	$1,341	$5,357
Investment securities - available for sale	3,619	—
Other loans:
Demand loan due from Third Federal Savings and Loan	184,772	185,076
ESOP loan receivable	41,927	46,454
Investments in:
Third Federal Savings and Loan	1,605,306	1,487,284
Non-thrift subsidiaries	8,104	6,381
Prepaid federal and state taxes	—	655
Deferred income taxes	296	285
Accrued receivables and other assets	9,158	9,397
Total assets	$1,854,523	$1,740,889
Liabilities and shareholders’ equity:
Line of credit due non-thrift subsidiary	$7,485	$5,836
Accrued expenses and other liabilities	2,532	2,773
Accrued federal and state income taxes	167	—
Total liabilities	10,184	8,609
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, 0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,582,741 and 280,761,299 outstanding at September 30, 2022 and September 30, 2021, respectively	3,323	3,323
Paid-in capital	1,751,223	1,746,887
Treasury stock, at cost; 51,736,009 and 51,557,451 shares at September 30, 2022 and September 30, 2021, respectively	(771,986)	(768,035)
Unallocated ESOP shares	(31,417)	(35,751)
Retained earnings—substantially restricted	870,047	853,657
Accumulated other comprehensive income (loss)	23,149	(67,801)
Total shareholders’ equity	1,844,339	1,732,280
Total liabilities and shareholders’ equity	$1,854,523	$1,740,889

	Years Ended September 30,
	2022	2021	2020
Statements of Comprehensive Income (Loss)
Interest income:
Demand loan due from Third Federal Savings and Loan	$1,600	$164	$1,412
ESOP loan	1,400	1,732	2,548
Other interest income	6	1	43
Investment securities available for sale	43	—	—
Total interest income	3,049	1,897	4,003
Interest expense:
Borrowed funds from non-thrift subsidiaries	97	7	291
Total interest expense	97	7	291
Net interest income	2,952	1,890	3,712
Non-interest income:
Intercompany service charges	30	85	77
Dividend from Third Federal Savings and Loan	56,000	55,000	57,000
Dividend from non-thrift subsidiary	—	—	16,000
Total other income	56,030	55,085	73,077
Non-interest expenses:
Salaries and employee benefits	4,534	4,917	5,012
Professional services	1,456	1,566	1,323
Office property and equipment	13	3	10
Other operating expenses	223	176	254
Total non-interest expenses	6,226	6,662	6,599
Income before income tax benefit	52,756	50,313	70,190
Income tax benefit	(2,826)	(3,848)	(4,404)
Income before undistributed earnings of subsidiaries	55,582	54,161	74,594
Equity in undistributed earnings of subsidiaries (dividend in excess of earnings):
Third Federal Savings and Loan	17,260	24,738	19,418
Non-thrift subsidiaries	1,723	2,108	(10,695)
Net income	74,565	81,007	83,317
Change in net unrealized gain (loss) on securities available for sale	(34,860)	(3,733)	6,859
Change in cash flow hedges	127,093	56,096	(69,391)
Change in pension obligation	(1,283)	11,801	(54)
Total other comprehensive income (loss)	90,950	64,164	(62,586)
Total comprehensive income	$165,515	$145,171	$20,731

	Years Ended September 30,
	2022	2021	2020
Statements of Cash Flows
Cash flows from operating activities:
Net income	$74,565	$81,007	$83,317
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiaries) dividend in excess of earnings:
Third Federal Savings and Loan	(17,260)	(24,738)	(19,418)
Non-thrift subsidiaries	(1,723)	(2,108)	10,695
Deferred income taxes	81	204	2,114
ESOP and stock-based compensation expense	1,543	1,843	1,893
Net decrease (increase) in interest receivable and other assets	908	12,593	(3,337)
Net increase (decrease) in accrued expenses and other liabilities	48	(200)	241
Net cash provided by operating activities	58,162	68,601	75,505
Cash flows from investing activities:
Purchase of securities available for sale	(4,071)	—	—
Increase in balances lent to Third Federal Savings and Loan	304	(12,222)	(31,899)
Repayment of capital contributions from non-thrift subsidiaries	—	—	69,000
Net cash provided by (used in) investing activities	(3,767)	(12,222)	37,101
Cash flows from financing activities:
Principal reduction of ESOP loan	4,527	4,063	3,719
Purchase of treasury shares	(5,049)	—	(413)
Dividends paid to common shareholders	(58,297)	(56,637)	(55,465)
Acquisition of treasury shares through net settlement	(1,241)	(5,591)	(1,907)
Net increase (decrease) in borrowings from non-thrift subsidiaries	1,649	1,787	(58,497)
Net cash used in financing activities	(58,411)	(56,378)	(112,563)
Net increase (decrease) in cash and cash equivalents	(4,016)	1	43
Cash and cash equivalents—beginning of year	5,357	5,356	5,313
Cash and cash equivalents—end of year	$1,341	$5,357	$5,356
19. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At September 30, 2022 and 2021, respectively, the ESOP held 3,141,711 and 3,575,051 shares, respectively that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s EPS calculations.

	For the Year Ended September 30, 2022
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$74,565
Less: income allocated to restricted stock units	1,510
Basic earnings per share:
Income available to common shareholders	73,055	277,370,762	$0.26
Diluted earnings per share:
Effect of dilutive potential common shares		1,315,603
Income available to common shareholders	$73,055	278,686,365	$0.26

	For the Year Ended September 30, 2021
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$81,007
Less: income allocated to restricted stock units	1,555
Basic earnings per share:
Income available to common shareholders	79,452	276,694,594	$0.29
Diluted earnings per share:
Effect of dilutive potential common shares		1,881,660
Income available to common shareholders	$79,452	278,576,254	$0.29

	For the Year Ended September 30, 2020
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$83,317
Less: income allocated to restricted stock units	1,579
Basic earnings per share:
Income available to common shareholders	81,738	275,859,660	$0.30
Diluted earnings per share:
Effect of dilutive potential common shares		1,943,398
Income available to common shareholders	$81,738	277,803,058	$0.29
The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted EPS because their inclusion would be anti-dilutive.

	For the Year Ended September 30,
	2022	2021	2020
Options to purchase shares	407,100	133,800	573,500
Restricted and performance share units	50,000	—	44,030

20. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted in fiscal year ended September 30, 2022
In March of 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging - Portfolio Layer Method. The amendments in this Update amend the guidance in ASU 2017-12 relating to the "last-of-layer" method and rename the method as the "portfolio layer" method. It expands the scope of existing guidance so that entities can apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. Additionally, the standards expands the current model to explicitly allow entities to designate multiple layers in a single portfolio as individual hedged items. This allows a larger portion of the interest rate risk associated with such a portfolio to be hedged. The Update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted in any interim period after its issuance. The Company early adopted this Update effective April 1, 2022. This Update did not have a material impact on the Company's consolidated financial condition or results of operations.
Issued but not yet adopted as of September 30, 2022
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326). The amendments in this Update eliminate the accounting guidance for TDR by creditors in Subtopic 310-40, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when the borrower is experiencing financial difficulty. This will be done by applying the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, this amendment requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. This update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact that this accounting guidance may have on its consolidated financial condition or results of operations. The Company plans to adopt this guidance as of October 1, 2023.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company's consolidated financial statements or do not apply to its operations.
21. RELATED PARTY TRANSACTIONS
The Company has made loans and extensions of credit, in the ordinary course of business, to certain directors and executive officers. These loans were originated with normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. The aggregate amount of loans to such related parties at September 30, 2022 and 2021 was $0 and $64, respectively.

FORM 10-K EXHIBIT INDEX

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

3.1	Amended and Restated Charter of TFS Financial Corporation, dated January 16, 2007	Amendment No. 2 to Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on February 9, 2006; Exhibit 3.2 therein)

3.2	Amended and Restated Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on April 28, 2008; Exhibit 3.2 therein)

3.3	Amendment to Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on October 29, 2018; Exhibit 3 therein)

3.4	Amendment to Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on July 1, 2022; Exhibit 3 therein)
4.1	Form of Common Stock Certificate of TFS Financial Corporation	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 4 therein)

4.2	Description of Registrant's Securities	Annual Report on Form 10-K No. 001-33390 (filed with the SEC on November 24, 2020; Exhibit 4.2 therein)

10.1	[Intentionally omitted]

10.2	Financial, Retirement & Estate Planning Program as amended and restated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.2 therein)

10.3	Resolution Regarding Executive Physical Program, dated May 16, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.3 therein)

10.4	Company Car Program, dated February 24, 1995	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.4 therein)

10.5	Executive Retirement Benefit Plan I, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.5 therein)

10.6	Benefit Equalization Plan, dated January 1, 2005	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.6 therein)

10.7	Split Dollar Agreement, dated January 29, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.7 therein)

10.8	Resolution Regarding Supplemental Split Dollar Life Insurance Plan, dated August 22, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.8 therein)

10.9	[Intentionally omitted]

10.10	TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement for the 2018 Annual Meeting of Stockholders)	Proxy Statement on Schedule 14A, No. 001-33390 (filed with the SEC on January 9, 2018)

10.11	TFS Financial Corporation Management Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for the 2018 Annual Meeting of Stockholders)	Proxy Statement on Schedule 14A, No. 001-33390 (filed with the SEC on January 9, 2018)

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

10.12	First Amendment to the Restricted Stock Unit Award Agreement (August 11, 2008 award), dated August 9, 2012	Current Report on Form 8-K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.1 therein)

10.13	First Amendment to the Restricted Stock Unit Award Agreement (May 12, 2009 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.2 therein)

10.14	First Amendment to the Restricted Stock Unit Award Agreement (May 14, 2010 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.3 therein)

14	Code of Ethics	Available on our website, www.thirdfederal.com

21.1	Subsidiaries of Registrant	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 21 therein)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

100	XBRL related documents	The following financial statements from TFS Financial Corporation’s Annual Report on Form 10-K for the year ended September 30, 2022 filed on November 22, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document

101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TFS Financial Corporation

Dated:	November 22, 2022	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	November 22, 2022	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 22, 2022	/S/ TIMOTHY W. MULHERN
Timothy W. Mulhern Chief Financial Officer (Principal Financial Officer)

Dated:	November 22, 2022	/S/ SUSANNE N. MILLER
Susanne N. Miller Chief Accounting Officer (Principal Accounting Officer)

Dated:	November 22, 2022	/S/ BARBARA J. ANDERSON
Barbara J. Anderson, Director

Dated:	November 22, 2022	/S/ ANTHONY J. ASHER
Anthony J. Asher, Director

Dated:	November 22, 2022	/S/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated:	November 22, 2022	/S/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated:	November 22, 2022	/S/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated:	November 22, 2022	/S/ TERRENCE R. OZAN
Terrence R. Ozan, Director

Dated:	November 22, 2022	/S/ JOHN P. RINGENBACH
John P. Ringenbach, Director

Dated:	November 22, 2022	/S/ MEREDITH S. WEIL
Meredith S. Weil, Director

Dated:	November 22, 2022	/S/ DANIEL F. WEIR
Daniel F. Weir, Director

Dated:	November 22, 2022	/S/ ASHLEY H. WILLIAMS
Ashley H. Williams, Director