Form 10-Q
period 2022-12-31
TFS Financial CORP
filed 2023-02-08
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2022
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of February 6, 2023, there were 280,327,291 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.0% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

ACL: Allowance for Credit Losses	FICO: Fair Isaac Corporation
ACT: Tax Cuts and Jobs Act	FRB-Cleveland: Federal Reserve Bank of Cleveland
AOCI: Accumulated Other Comprehensive Income	Freddie Mac: Federal Home Loan Mortgage Corporation
ARM: Adjustable Rate Mortgage	FRS: Board of Governors of the Federal Reserve System
ASC: Accounting Standards Codification	GAAP: Generally Accepted Accounting Principles
ASU: Accounting Standards Update	Ginnie Mae: Government National Mortgage Association
Association: Third Federal Savings and Loan	GVA: General Valuation Allowances
Association of Cleveland	HARP: Home Affordable Refinance Program
BOLI: Bank Owned Life Insurance	HPI: Home Price Index
CARES Act: Coronavirus Aid, Relief and Economic Security	IRR: Interest Rate Risk
Act	IRS: Internal Revenue Service
CDs: Certificates of Deposit	IVA: Individual Valuation Allowance
CECL: Current Expected Credit Losses	LIBOR: London Interbank Offer Rate
CET1: Common Equity Tier 1	LIHTC: Low Income Housing Tax Credit
CFPB: Consumer Financial Protection Bureau	LIP: Loans-in-Process
CLTV: Combined Loan-to-Value	LTV: Loan-to-Value
Company: TFS Financial Corporation and its	MMK: Money Market Account
subsidiaries	OCC: Office of the Comptroller of the Currency
DFA: Dodd-Frank Wall Street Reform and Consumer	OCI: Other Comprehensive Income
Protection Act	OTS: Office of Thrift Supervision
EaR: Earnings at Risk	PMI: Private Mortgage Insurance
EPS: Earnings per Share	PMIC: PMI Mortgage Insurance Co.
ESOP: Third Federal Employee (Associate) Stock	QTL: Qualified Thrift Lender
Ownership Plan	REMICs: Real Estate Mortgage Investment Conduits
EVE: Economic Value of Equity	REO: Real Estate Owned
Fannie Mae: Federal National Mortgage Association	SEC: United States Securities and Exchange Commission
FASB: Financial Accounting Standards Board	SOFR: Secured Overnight Financing Rate
FDIC: Federal Deposit Insurance Corporation	TDR: Troubled Debt Restructuring
FHFA: Federal Housing Finance Agency	Third Federal Savings, MHC: Third Federal Savings
FHLB: Federal Home Loan Bank	and Loan Association of Cleveland, MHC

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	December 31, 2022	September 30, 2022
ASSETS
Cash and due from banks	$31,515	$18,961
Other interest-earning cash equivalents	412,066	350,603
Cash and cash equivalents	443,581	369,564
Investment securities available for sale (amortized cost $519,536 and $501,597, respectively)	473,131	457,908
Mortgage loans held for sale ($12,549 and $9,661 measured at fair value, respectively)	12,549	9,661
Loans held for investment, net:
Mortgage loans	14,492,723	14,276,478
Other loans	3,481	3,263
Deferred loan expenses, net	51,768	50,221
Allowance for credit losses on loans	(74,477)	(72,895)
Loans, net	14,473,495	14,257,067
Mortgage loan servicing rights, net	7,815	7,943
Federal Home Loan Bank stock, at cost	222,415	212,290
Real estate owned, net	1,378	1,191
Premises, equipment, and software, net	35,252	34,531
Accrued interest receivable	45,317	40,256
Bank owned life insurance contracts	306,216	304,040
Other assets	107,828	95,428
TOTAL ASSETS	$16,128,977	$15,789,879
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$9,014,295	$8,921,017
Borrowed funds	4,987,287	4,793,221
Borrowers’ advances for insurance and taxes	109,070	117,250
Principal, interest, and related escrow owed on loans serviced	28,500	29,913
Accrued expenses and other liabilities	140,236	84,139
Total liabilities	14,279,388	13,945,540
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,373,614 and 280,582,741 outstanding at December 31, 2022 and September 30, 2022, respectively	3,323	3,323
Paid-in capital	1,751,020	1,751,223
Treasury stock, at cost; 51,945,136 and 51,736,009 shares at December 31, 2022 and September 30, 2022, respectively	(775,154)	(771,986)
Unallocated ESOP shares	(30,334)	(31,417)
Retained earnings—substantially restricted	877,713	870,047
Accumulated other comprehensive income (loss)	23,021	23,149
Total shareholders’ equity	1,849,589	1,844,339
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,128,977	$15,789,879
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	December 31,
	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$129,665	$90,119
Investment securities available for sale	3,062	960
Other interest and dividend earning assets	6,243	1,011
Total interest and dividend income	138,970	92,090
INTEREST EXPENSE:
Deposits	29,855	19,251
Borrowed funds	33,958	14,995
Total interest expense	63,813	34,246
NET INTEREST INCOME	75,157	57,844
PROVISION (RELEASE) FOR CREDIT LOSSES	(1,000)	(2,000)
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	76,157	59,844
NON-INTEREST INCOME:
Fees and service charges, net of amortization	1,936	2,404
Net gain on the sale of loans	17	2,187
Increase in and death benefits from bank owned life insurance contracts	2,238	2,911
Other	966	652
Total non-interest income	5,157	8,154
NON-INTEREST EXPENSE:
Salaries and employee benefits	28,403	26,515
Marketing services	7,713	5,626
Office property, equipment and software	6,800	6,639
Federal insurance premium and assessments	2,761	2,012
State franchise tax	1,208	1,224
Other expenses	6,309	5,657
Total non-interest expense	53,194	47,673
INCOME BEFORE INCOME TAXES	28,120	20,325
INCOME TAX EXPENSE	5,927	4,185
NET INCOME	$22,193	$16,140
Earnings per share—basic and diluted	$0.08	$0.06
Weighted average shares outstanding
Basic	277,320,904	277,225,121
Diluted	278,462,937	278,903,373

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2022	2021
Net income	$22,193	$16,140
Other comprehensive income (loss), net of tax:
Net change in unrealized (loss) on securities available for sale	(1,961)	(3,083)
Net change in cash flow hedges	1,636	20,649
Net change in defined benefit plan obligation	197	96
Total other comprehensive income (loss)	(128)	17,662
Total comprehensive income	$22,065	$33,802
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended December 31, 2021
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2021	$3,323	$1,746,887	$(768,035)	$(35,751)	$853,657	$(67,801)	$1,732,280
Net income	—	—	—	—	16,140	—	16,140
Other comprehensive income (loss), net of tax	—	—	—	—	—	17,662	17,662
ESOP shares allocated or committed to be released	—	985	—	1,084	—	—	2,069
Compensation costs for equity incentive plans	—	1,026	—	—	—	—	1,026
Purchase of treasury stock (16,000 shares)	—	—	(285)	—	—	—	(285)
Treasury stock allocated to equity incentive plan	—	(1,906)	863	—	—	—	(1,043)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,479)	—	(14,479)
Balance at December 31, 2021	$3,323	$1,746,992	$(767,457)	$(34,667)	$855,318	$(50,139)	$1,753,370

	For the Three Months Ended December 31, 2022
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2022	$3,323	$1,751,223	$(771,986)	$(31,417)	$870,047	$23,149	$1,844,339
Net income	—	—	—	—	22,193	—	22,193
Other comprehensive income (loss), net of tax	—	—	—	—	—	(128)	(128)
ESOP shares allocated or committed to be released	—	397	—	1,083	—	—	1,480
Compensation costs for equity incentive plans	—	1,151	—	—	—	—	1,151
Purchase of treasury stock (315,000 shares)	—	—	(4,316)	—	—	—	(4,316)
Treasury stock allocated to equity incentive plan	—	(1,751)	1,148	—	—	—	(603)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,527)	—	(14,527)
Balance at December 31, 2022	$3,323	$1,751,020	$(775,154)	$(30,334)	$877,713	$23,021	$1,849,589
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Three Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,193	$16,140
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,631	3,095
Depreciation and amortization	4,209	7,193
Deferred income taxes	(45)	3
Provision (release) for credit losses	(1,000)	(2,000)
Net gain on the sale of loans	(17)	(2,187)
Other net (gains) losses	(300)	199
Proceeds from sales of loans held for sale	6,699	10,454
Loans originated and principal repayments on loans for sale	(9,676)	(23,460)
Increase in bank owned life insurance contracts	(2,238)	(2,136)
Net (increase) decrease in interest receivable and other assets	(6,617)	3,091
Net increase (decrease) in accrued expenses and other liabilities	62,971	(2,735)
Net cash provided by operating activities	78,810	7,657
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(857,810)	(1,206,814)
Principal repayments on loans	626,555	994,804
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	21,945	57,735
Proceeds from sale of:
Loans	12,381	60,418
Real estate owned	45	310
Purchases of:
FHLB stock	(10,125)	—
Securities available for sale	(40,318)	(65,261)
Premises and equipment	(1,963)	(281)
Other	457	1,534
Net cash used in investing activities	(248,833)	(157,555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	92,037	(60,005)
Net (decrease) increase in borrowers' advances for insurance and taxes	(8,180)	33,705
Net decrease in principal and interest owed on loans serviced	(1,413)	(5,821)
Net increase (decrease) in short-term borrowed funds	(85,000)	(60,000)
Net increase (decrease) in Fed Funds purchased	(75,000)	—
Proceeds from long-term borrowed funds	350,000	150,000
Repayment of long-term borrowed funds	(1,142)	(1,329)
Cash collateral/settlements received from (provided to) derivative counterparties	(7,677)	29,114
Acquisition of treasury shares	(4,919)	(1,364)
Dividends paid to common shareholders	(14,666)	(14,719)
Net cash provided by financing activities	244,040	69,581
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,017	(80,317)
CASH AND CASH EQUIVALENTS—Beginning of period	369,564	488,326
CASH AND CASH EQUIVALENTS—End of period	$443,581	$408,009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$28,797	$19,571
Cash paid for interest on borrowed funds	35,375	4,066
Cash paid/(received) for interest on interest rate swaps	(4,064)	10,946
Cash paid for income taxes	428	286
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	236	73
Transfer of loans from held for investment to held for sale	12,368	74,509
Treasury stock issued for stock benefit plans	1,751	1,906
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering and, to a much lesser extent, other financial services. As of December 31, 2022, approximately 81% of the Company’s outstanding shares were owned by the federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at December 31, 2022, and its consolidated results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
In accordance with SEC Regulation S-X for interim financial information, these financial statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 contains audited consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023 or for any other period.
Effective October 1, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology referred to as the CECL methodology. Refer to NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES for additional details.
Per ASC 606, Revenue from Contracts with Customers, an entity is required to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Three of the Company's revenue streams within scope of Topic 606 are the sales of REO, interchange income, and deposit account and other transaction-based service fee income. Those streams are not material to the Company's consolidated financial statements and therefore quantitative information regarding these streams is not disclosed.

2.EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At December 31,

2022 and 2021, respectively, the ESOP held 3,033,376 and 3,466,716 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended December 31,
	2022			2021
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$22,193			$16,140
Less: income allocated to restricted stock units	389			369
Basic earnings per share:
Income available to common shareholders	$21,804	277,320,904	$0.08	$15,771	277,225,121	$0.06
Diluted earnings per share:
Effect of dilutive potential common shares		1,142,033			1,678,252
Income available to common shareholders	$21,804	278,462,937	$0.08	$15,771	278,903,373	$0.06

The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended December 31,
	2022	2021
Options to purchase shares	2,043,575	133,800
Restricted and performance stock units	40,000	—

3.INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below. Accrued interest in the periods presented is $1,249 and $1,122 as of December 31, 2022 and September 30, 2022, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.

	December 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$514,549	$26	$(46,037)	$468,538
Fannie Mae certificates	934	10	(1)	943
U.S. government and agency obligations	4,053	—	(403)	3,650
Total	$519,536	$36	$(46,441)	$473,131

	September 30, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$496,529	$1	$(43,262)	$453,268
Fannie Mae certificates	1,011	14	(4)	1,021
U.S. government and agency obligations	4,057	—	(438)	3,619
Total	$501,597	$15	$(43,704)	$457,908
 The following is a summary of our securities portfolio by the period remaining until contractual maturity and yield at December 31, 2022. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields are not presented on a tax-equivalent basis and are calculated by multiplying each carry value by its yield and dividing the sum of these results by the total carry values. We did not hold any tax-free securities.

	December 31, 2022			September 30, 2022
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Less than one year	$180	$176	1.89%	$—	$—	—%
One to five years	13,835	13,139	2.10%	15,476	14,775	2.06%
Five to ten years	39,090	37,021	2.29%	38,927	37,204	2.30%
Ten years or greater	466,431	422,795	2.57%	447,194	405,929	2.25%
Total	$519,536	$473,131	2.53%	$501,597	$457,908	2.25%

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at December 31, 2022 and September 30, 2022, were as follows:

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$215,958	$10,315	$240,933	$35,722	$456,891	$46,037
Fannie Mae certificates	246	1	—	—	246	1
U.S. government and agency obligations	—	—	3,650	403	3,650	403
Total	$216,204	$10,316	$244,583	$36,125	$460,787	$46,441

	September 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$261,795	$17,260	$190,739	$26,002	$452,534	$43,262
Fannie Mae certificates	217	4	—	—	217	4
U.S. government and agency obligations	3,619	438	—	—	3,619	438
Total	$265,631	$17,702	$190,739	$26,002	$456,370	$43,704
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

Since the decline in value is attributable to changes in market interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities for the time periods necessary to recover the amortized cost, the Company expects to receive all contractual cash flows from these investments. Therefore, no allowance for credit losses is recorded with respect to securities as of December 31, 2022.

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	December 31, 2022	September 30, 2022
Real estate loans:
Residential Core	$11,687,740	$11,539,859
Residential Home Today	51,404	53,255
Home equity loans and lines of credit	2,699,513	2,633,878
Construction	113,815	121,759
Real estate loans	14,552,472	14,348,751
Other loans	3,481	3,263
Add (deduct):
Deferred loan expenses, net	51,768	50,221
Loans in process	(59,749)	(72,273)
Allowance for credit losses on loans	(74,477)	(72,895)
Loans held for investment, net	$14,473,495	$14,257,067
Loans are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses. Accrued interest is $44,068 and $39,124 as of December 31, 2022 and September 30, 2022, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. As of December 31, 2022 and September 30, 2022, the percentage of aggregate Residential Core, Home Today and Construction loans secured by properties in Ohio was 57% and 56%, respectively, and the percentage of loans secured by properties in Florida was 18%, as of both dates. As of December 31, 2022 and September 30, 2022, home equity loans and lines of credit were concentrated in the states of Ohio (26% and 27% respectively), Florida (21% and 20% respectively), and California (17% and 16% respectively).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to periodic rate adjustments caps and various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $4,703,176 and $4,668,089 at December 31, 2022 and September 30, 2022, respectively.
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
Other loans are comprised of loans secured by certificate of deposit accounts, which are fully recoverable in the event of non-payment, and forgivable down payment assistance loans, which are unsecured loans used as down payment assistance to borrowers qualified through partner housing agencies. The Company records a liability for the down payment assistance loans which are forgiven in equal increments over a pre-determined term, subject to residency requirements.
Loans held for sale include loans originated with the intent to sell which are generally priced in alignment with secondary market pricing and may be subject to loan level pricing adjustments. Additionally, loans originated for the held for investment portfolio may later be identified for sale and transferred to the held for sale portfolio, which may include loans originated within the parameters of programs established by Fannie Mae. During the three months ended December 31, 2022 and December 31, 2021, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At December 31, 2022 and September 30, 2022, respectively, mortgage loans held for sale totaled $12,549 and $9,661. During the three months ended December 31, 2022, the principal balance of loans sold was $19,182 (including no loans in contracts pending settlement) compared to $102,006 (including $32,968 in contracts pending settlement) during three months ended December 31, 2021. During both the three months ended December 31, 2022 and December 31, 2021, there were no transfers to the held for investment portfolio.
DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at December 31, 2022 and September 30, 2022 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2022
Real estate loans:
Residential Core	$6,856	$1,744	$7,525	$16,125	$11,691,893	$11,708,018
Residential Home Today	1,253	537	1,179	2,969	47,980	50,949
Home equity loans and lines of credit	3,021	754	2,951	6,726	2,725,715	2,732,441
Construction	—	—	—	—	53,083	53,083
Total real estate loans	11,130	3,035	11,655	25,820	14,518,671	14,544,491
Other loans	—	—	—	—	3,481	3,481
Total	$11,130	$3,035	$11,655	$25,820	$14,522,152	$14,547,972

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2022
Real estate loans:
Residential Core	$2,725	$1,491	$9,281	$13,497	$11,545,784	$11,559,281
Residential Home Today	1,341	770	861	2,972	49,836	52,808
Home equity loans and lines of credit	1,599	796	2,321	4,716	2,661,416	2,666,132
Construction	—	—	—	—	48,478	48,478
Total real estate loans	5,665	3,057	12,463	21,185	14,305,514	14,326,699
Other loans	—	—	—	—	3,263	3,263
Total	$5,665	$3,057	$12,463	$21,185	$14,308,777	$14,329,962
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
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative or individual valuation allowance, primarily because they have already been collaterally reviewed and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. Balances are adjusted for deferred loan fees and expenses. There are no loans 90 or more days past due and still accruing at December 31, 2022 or September 30, 2022.

	December 31, 2022		September 30, 2022
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$19,587	$21,058	$20,995	$22,644
Residential Home Today	5,345	5,783	5,753	6,037
Home equity loans and lines of credit	6,912	7,289	6,668	6,925
Total non-accrual loans	$31,844	$34,130	$33,416	$35,606
At December 31, 2022 and September 30, 2022, respectively, the amortized cost in non-accrual loans includes $22,484 and $23,159 which are performing according to the terms of their agreement, of which $12,752 and $13,526 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. At December 31, 2022 and September 30, 2022, real estate loans include $8,768 and $9,833, respectively, of loans that were in the process of foreclosure.
Interest on loans in accrual status is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $162 and for the three months ended December 31, 2022 and $186 for three months ended December 31, 2021, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a TDR that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.
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
At December 31, 2022 and September 30, 2022, respectively, allowances on individually reviewed TDRs (IVAs), evaluated for credit losses based on the present value of cash flows, were $10,120 and $10,284. All other individually evaluated loans received a charge-off, if applicable.
The allowance for credit losses represents the estimate of lifetime losses in the loan portfolio and unfunded loan commitments. The allowance is estimated at each reporting date using relevant available information relating to past events, current conditions and supportable forecasts. The Company utilizes loan level regression models with forecasted economic data to derive the probability of default and loss given default factors. These factors are used to calculate the loan level credit loss over a 24-month period with an immediate reversion to historical mean loss rates for the remaining life of the loans.
Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors, are recognized when forecasted economic data used in the model differs from management's view or contains significant unobservable changes within a short period, particularly when those changes are directionally positive. Identifiable model limitations may also lead to qualitative adjustments, such as those made to reflect the expected recovery of loan amounts previously charged-off, beyond what the model is able to project. The qualitative adjustments resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. The net qualitative adjustment at December 31, 2022 was a net reduction of $7,796. Adjustments are evaluated quarterly based on current facts and circumstances.

Activity in the allowance for credit losses by portfolio segment is summarized as follows. See Note 11. LOAN COMMITMENTS AND CONTINGENT LIABILITIES for further details on the allowance for unfunded commitments.

	For the Three Months Ended December 31, 2022
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$53,506	$792	$(114)	$314	$54,498
Residential Home Today	(997)	(506)	(173)	691	(985)
Home equity loans and lines of credit	20,032	(402)	(127)	1,080	20,583
Construction	354	27	—	—	381
Total real estate loans	$72,895	$(89)	$(414)	$2,085	$74,477
Total Unfunded Loan Commitments (1)	$27,021	$(911)	$—	$—	$26,110
Total Allowance for Credit Losses	$99,916	$(1,000)	$(414)	$2,085	$100,587
(1) Total allowance for unfunded loan commitments is recorded in other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

	For the Three Months Ended December 31, 2021
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
(1) Total allowance for unfunded loan commitments is recorded in other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit

CLASSIFIED LOANS
The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade as of the dates presented. Revolving loans reported at amortized cost include home equity lines of credit currently in their draw period. Revolving loans converted to term are home equity lines of credit that are in repayment. Home equity loans and bridge loans are segregated by origination year. Loans, or the portions of loans, classified as loss are fully charged-off in the period in which they are determined to be uncollectible; therefore they are not included in the following table. No Home Today loans are classified Special Mention and no construction loans are classified Substandard for either period presented. No construction loans are classified Special Mention at December 31, 2022. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2023	2022	2021	2020	2019	Prior			Total
December 31, 2022
Real estate loans:
Residential Core
Pass	$463,396	$3,274,958	$2,204,396	$1,451,445	$610,582	$3,670,822	$—	$—	$11,675,599
Special Mention	—	—	260	—	108	1,273	—	—	1,641
Substandard	—	156	563	2,856	1,269	25,934	—	—	30,778
Total Residential Core	463,396	3,275,114	2,205,219	1,454,301	611,959	3,698,029	—	—	11,708,018
Residential Home Today (1)
Pass	—	—	—	—	—	43,574	—	—	43,574
Substandard	—	—	—	—	—	7,375	—	—	7,375
Total Residential Home Today	—	—	—	—	—	50,949	—	—	50,949
Home equity loans and lines of credit
Pass	41,476	85,098	28,770	8,704	7,395	17,181	2,448,906	82,118	2,719,648
Special Mention	—	253	117	47	—	53	2,294	321	3,085
Substandard	—	—	73	53	19	142	2,971	6,450	9,708
Total Home equity loans and lines of credit	41,476	85,351	28,960	8,804	7,414	17,376	2,454,171	88,889	2,732,441
Construction
Pass	4,608	44,451	4,024	—	—	—	—	—	53,083
Total Construction	4,608	44,451	4,024	—	—	—	—	—	53,083
Total real estate loans
Pass	509,480	3,404,507	2,237,190	1,460,149	617,977	3,731,577	2,448,906	82,118	14,491,904
Special Mention	—	253	377	47	108	1,326	2,294	321	4,726
Substandard	—	156	636	2,909	1,288	33,451	2,971	6,450	47,861
Total real estate loans	$509,480	$3,404,916	$2,238,203	$1,463,105	$619,373	$3,766,354	$2,454,171	$88,889	$14,544,491
(1) No new originations of Home Today loans since fiscal 2016.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term
	By fiscal year of origination
	2022	2021	2020	2019	2018	Prior			Total
September 30, 2022
Real estate loans:
Residential Core
Pass	$3,349,200	$2,251,075	$1,488,763	$629,090	$665,116	$3,141,907	$—	$—	$11,525,151
Special Mention	—	292	—	108	464	816	—	—	1,680
Substandard	—	1,195	3,188	1,142	1,883	25,042	—	—	32,450
Total Residential Core	3,349,200	2,252,562	1,491,951	630,340	667,463	3,167,765	—	—	11,559,281
Residential Home Today (1)
Pass	—	—	—	—	—	45,408	—	—	45,408
Substandard	—	—	—	—	—	7,400	—	—	7,400
Total Residential Home Today	—	—	—	—	—	52,808	—	—	52,808
Home equity loans and lines of credit
Pass	98,904	30,614	9,204	8,036	6,965	11,247	2,400,095	89,448	2,654,513
Special Mention	—	191	—	—	—	—	898	640	1,729
Substandard	—	—	54	20	19	127	2,996	6,674	9,890
Total Home equity loans and lines of credit	98,904	30,805	9,258	8,056	6,984	11,374	2,403,989	96,762	2,666,132
Construction
Pass	37,810	10,668	—	—	—	—	—	—	48,478
Total Construction	37,810	10,668	—	—	—	—	—	—	48,478
Total real estate loans
Pass	3,485,914	2,292,357	1,497,967	637,126	672,081	3,198,562	2,400,095	89,448	14,273,550
Special Mention	—	483	—	108	464	816	898	640	3,409
Substandard	—	1,195	3,242	1,162	1,902	32,569	2,996	6,674	49,740
Total real estate loans	$3,485,914	$2,294,035	$1,501,209	$638,396	$674,447	$3,231,947	$2,403,989	$96,762	$14,326,699
(1) No new originations of Home Today loans since fiscal 2016.
The home equity lines of credit converted from revolving to term loans during the three months ended December 31, 2022 and December 31, 2021, respectively, totaled $396 and $40. The amount of conversions to term loans is expected to remain low for several years since the length of the draw period on new originations changed from five to ten years in 2016.
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
At December 31, 2022 and September 30, 2022, respectively, $75,445 and $75,904 of TDRs individually evaluated for credit loss have adequately performed under the terms of the restructuring and are classified as Pass loans.
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At December 31, 2022 and September 30, 2022, no other loans were graded as non-performing.

TROUBLED DEBT RESTRUCTURINGS
Initial concessions granted for loans restructured as TDRs may include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also may occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company. The amortized cost in TDRs by category as of December 31, 2022 and September 30, 2022 is shown in the tables below.

December 31, 2022	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$30,157	$17,385	$10,873	$58,415
Residential Home Today	10,060	11,177	1,884	23,121
Home equity loans and lines of credit	22,490	2,676	1,162	26,328
Total	$62,707	$31,238	$13,919	$107,864

September 30, 2022	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$30,071	$17,583	$10,896	$58,550
Residential Home Today	10,359	11,485	1,995	23,839
Home equity loans and lines of credit	22,636	2,743	1,268	26,647
Total	$63,066	$31,811	$14,159	$109,036
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
For all TDRs restructured during the three months ended December 31, 2022 and December 31, 2021 (set forth in the tables below), the pre-restructured outstanding amortized cost was not materially different from the post-restructured outstanding amortized cost.
The following tables set forth the amortized cost in TDRs restructured during the periods presented.

	For the Three Months Ended December 31, 2022
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$1,447	$498	$364	$2,309
Residential Home Today	—	197	—	197
Home equity loans and lines of credit	335	—	—	335
Total	$1,782	$695	$364	$2,841

	For the Three Months Ended December 31, 2021
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$904	$181	$394	$1,479
Residential Home Today	133	219	11	363
Home equity loans and lines of credit	22	32	45	99
Total	$1,059	$432	$450	$1,941

The tables below summarize information about TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the periods presented.

	For the Three Months Ended December 31,
	2022		2021
TDRs That Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Residential Core	5	$676	5	$810
Residential Home Today	3	74	10	310
Home equity loans and lines of credit	—	—	1	149
Total	8	$750	16	$1,269

5.DEPOSITS
Deposit account balances are summarized as follows:

	December 31, 2022	September 30, 2022
Checking accounts	$1,181,361	$1,210,035
Savings accounts, excluding money market accounts	1,302,131	1,364,821
Money market accounts	363,402	481,650
Certificates of deposit	6,164,106	5,862,274
	9,011,000	8,918,780
Accrued interest	3,295	2,237
Total deposits	$9,014,295	$8,921,017
The aggregate amount of CD's in denominations of $250 or more was $815,108 and $733,301 at December 31, 2022 and September 30, 2022, respectively. In accordance with the DFA, the maximum amount of deposit insurance is $250 per depositor.
Brokered deposits, which are used as a cost effective funding alternative, consist of certificates of deposit and checking accounts. Brokered certificates of deposits (exclusive of acquisition costs and subsequent amortization) totaled $650,090 at December 31, 2022, and $575,236 at September 30, 2022. There were no brokered checking accounts at December 31, 2022 and September 30, 2022. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at December 31, 2022 and September 30, 2022, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
At December 31, 2022, the Association had a maximum borrowing capacity of $9,396,564, of which $4,987,287 was outstanding. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. The Association also has the ability to purchase Fed Funds through arrangements with other institutions. Finally, the ability to borrow from the FRB-Cleveland Discount Window is available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio.
Total borrowings at December 31, 2022 are summarized in the table below:

	Borrowing Capacity	Borrowings Available	Borrowings Outstanding
FHLB	$8,610,263	$3,784,668	$4,825,595
FRB Cleveland	156,301	156,301	—
Fed Funds Purchased	630,000	480,000	150,000
Subtotal	$9,396,564	$4,420,969	4,975,595
Accrued Interest			11,692
Total Borrowings			$4,987,287
Maturities of borrowings at December 31, 2022 are summarized in the table below.

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$1,690,000	4.00%
13 to 24 months	850,000	1.66%
25 to 36 months	750,000	2.05%
37 to 48 months	550,737	2.25%
49 to 60 months	727,675	3.23%
Over 60 months	407,183	3.27%
Total Advances	$4,975,595	2.94%
Accrued interest	11,692
Total	$4,987,287
All borrowings have fixed rates during their term ranging up to 240 months. Interest is payable monthly for long-term advances and at maturity for FHLB swap based three-month and overnight advances. The table above reflects the effective maturities and fixed interest rates of the $1,950,000 of short-term FHLB advances that are tied to interest rate swaps discussed in Note 13. DERIVATIVE INSTRUMENTS.
For the three month periods ended December 31, 2022 and December 31, 2021, net interest expense related to short-term borrowings was $38,636 and $12,202, respectively.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	December 31, 2022				December 31, 2021
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(33,899)	$68,883	$(11,835)	$23,149	$961	$(58,210)	$(10,552)	$(67,801)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $1,574 and $2,730	(1,961)	6,775	—	4,814	(3,083)	12,270	—	9,187
Amounts reclassified, net of tax expense (benefit) of $(1,427) and $2,450	—	(5,139)	197	(4,942)	—	8,379	96	8,475
Other comprehensive income (loss)	(1,961)	1,636	197	(128)	(3,083)	20,649	96	17,662
Balance at end of period	$(35,860)	$70,519	$(11,638)	$23,021	$(2,122)	$(37,561)	$(10,456)	$(50,139)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended December 31,		Line Item in the Consolidated Statements of Income
	2022	2021
Cash flow hedges:
Interest expense	$(6,624)	$10,801	Interest expense
Net income tax effect	1,485	(2,422)	Income tax expense
Net of income tax expense	(5,139)	8,379

Amortization of defined benefit plan:
Actuarial loss	255	124	(a)
Net income tax effect	(58)	(28)	Income tax expense
Net of income tax expense	197	96

Total reclassifications for the period	$(4,942)	$8,475

(a) This item is included in the computation of net periodic pension cost. See Note 9. DEFINED BENEFIT PLAN for additional disclosure.

8.    INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and city jurisdictions. The Company’s combined federal and state effective income tax rate was 21.1% and 20.6% for the three months ended December 31, 2022 and December 31, 2021, respectively. The increase in the effective tax rate is primarily due to excess tax deficiencies associated with equity compensation during the three months ended December 31, 2022 compared to excess tax benefits in the three months ended December 31, 2021.

The Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2019. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three months ended December 31, 2022 and December 31, 2021.

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
The components of net periodic cost recognized in other non-interest expense in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	Three Months Ended
	December 31,
	2022	2021
Interest cost	$831	$611
Expected return on plan assets	(968)	(1,301)
Amortization of net loss	255	124
Net periodic (benefit) cost	$118	$(566)
There were no required minimum employer contributions during the three months ended December 31, 2022. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2023.

10.    EQUITY INCENTIVE PLAN
In December 2022, 174,550 restricted stock units were granted to certain directors, officers and managers of the Company and 102,000 performance share units were granted to certain officers of the Company. During the three months ended December 31, 2022, there were 4,394 performance shares earned and added to those granted in December 2020, according to the targeted performance formula. The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented. There was no stock option expense for either period presented.

	Three Months Ended December 31,
	2022	2021
Restricted stock units expense	941	898
Performance share units expense	210	128
Total stock-based compensation expense	$1,151	$1,026
At December 31, 2022, 2,358,775 shares were subject to vested options, with a weighted average exercise price of $15.14 per share and a weighted average grant date fair value of $2.55 per share. At December 31, 2022, 576,020 restricted stock units and 218,071 performance share units with a weighted average grant date fair value of $16.50 and $15.87 per unit, respectively, are unvested. Expected future compensation expense relating to the 1,341,768 restricted stock units and 218,071 performance share units outstanding as of December 31, 2022 is $5,046 over a weighted average period of 2.4 years and $2,245 over a weighted average period of 2.4 years, respectively. Each unit is equivalent to one share of common stock.

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
At December 31, 2022, the Company had commitments to originate loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$107,867	$436
Adjustable-rate mortgage loans	100,271	416
Home equity loans and lines of credit	122,805	1,626
Total	$330,943	$2,478
At December 31, 2022, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$4,228,265	$23,147
Construction loans	59,749	485
Total	$4,288,014	$23,632
At December 31, 2022, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $4,253,178.
At December 31, 2022 and September 30, 2022, the Company had $4,397 and $0, respectively, in commitments to sell mortgage loans.
The above commitments are expected to be funded through normal operations.
The Company is undergoing an escheat audit covering Ohio, Kentucky and Florida. Any potential loss that may result from this matter is not reasonably estimable at December 31, 2022.

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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At December 31, 2022 and September 30, 2022, respectively, there were no pending agency contracts held for sale. Included in the net loss on the sale of loans is $0 for the three months ending December 31, 2022, and a net loss of $22 for the three months ending December 31, 2021, respectively, related to the changes in fair value of loans held for sale during the period in which loans were subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2022 and September 30, 2022, respectively, this includes $473,131 and $457,908 of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations, that can include items issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At December 31, 2022 and September 30, 2022, there were $12,549 and $9,661, respectively of loans held for sale measured at fair value. At December 31, 2022 and September 30, 2022 there were no loans carried at cost. Interest income on mortgage loans held for sale is recorded in interest income on loans.
Collateral-dependent Loans—Collateral-dependent loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated using a fair value measurement, such as the fair value of the underlying collateral. Credit loss is measured using a market approach based on the fair value of the collateral, less estimated costs to dispose, for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment. These conditions are described more fully in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES. To calculate the credit loss of collateral-dependent loans, the fair market values of the collateral, estimated using third-party appraisals in the majority of instances, are reduced by calculated estimated costs to dispose, derived from historical experience and recent market conditions. Any indicated credit loss is recognized by a charge to the allowance for credit losses. Subsequent increases in collateral values or principal pay downs on loans with recognized credit loss could result in a collateral-dependent loan being carried below its fair value. When no credit loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. The amortized cost of loans individually evaluated for credit loss based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The range and weighted average impact of estimated costs to dispose on fair values is determined at the time of credit loss or when additional credit loss is recognized and is included in quantitative information about significant unobservable inputs later in this note.
Loans held for investment that have been restructured in TDRs, are performing according to the restructured terms of the loan agreement and not evaluated based on collateral are individually evaluated for credit loss using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At December 31, 2022 and September 30, 2022, respectively, this included $76,579 and $76,692 in amortized cost of TDRs with related allowances for loss of $10,120 and $10,284.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at December 31, 2022 and September 30, 2022 were $1,378 and $1,191, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2022 and September 30, 2022, these adjustments were not significant to reported fair values. At December 31, 2022 and September 30, 2022, respectively, $1,432 and $1,192 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis, where the cost basis equals or exceeds the estimated fair values less costs to dispose of $186 and $156, respectively. Real estate owned includes $132 and $155 of properties carried at their original or adjusted cost basis at December 31, 2022 and September 30, 2022, respectively.
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
Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at December 31, 2022 and September 30, 2022 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$468,538	$—	$468,538	$—
Fannie Mae certificates	943	—	943	—
U.S. government and agency obligations	3,650	—	3,650	—
Total	$473,131	$—	$473,131	$—
Liabilities
Derivatives:
Interest rate lock commitments	$29	$—	$—	$29
Total	$29	$—	$—	$29

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMIC's	$453,268	$—	$453,268	$—
Fannie Mae certificates	1,021	—	1,021	—
U.S. government and agency obligations	3,619	—	3,619	—
Total	$457,908	$—	$457,908	$—
Liabilities
Derivatives:
Interest rate lock commitments	$333	$—	$—	$333
Total	$333	$—	$—	$333
The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended December 31,
	2022	2021
Beginning balance	$(333)	$525
(Loss)/Gain during the period due to changes in fair value:
Included in other non-interest income	304	(278)
Ending balance	$(29)	$247
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$(29)	$247
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$45,457	$—	$—	$45,457
Mortgage loans held for sale	12,549	—	12,549	—
Real estate owned(1)	1,432	—	—	1,432
Total	$59,438	$—	$12,549	$46,889

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$47,121	$—	$—	$47,121
Mortgage loans held for sale	9,661	—	9,661	—
Real estate owned(1)	1,192	—	—	1,192
Total	$57,974	$—	$9,661	$48,313
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

	Fair Value
	December 31, 2022	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$45,457	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	4.6%

Interest rate lock commitments	$(29)	Quoted Secondary Market pricing	Closure rate	0	-	100%	96.6%

	Fair Value
	September 30, 2022	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$47,121	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	4.7%

Interest rate lock commitments	$(333)	Quoted Secondary Market pricing	Closure rate	0	-	100%	93.7%

The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	December 31, 2022
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$31,515	$31,515	$31,515	$—	$—
Interest earning cash equivalents	412,066	412,066	412,066	—	—
Investment securities available for sale	473,131	473,131	—	473,131	—
Mortgage loans held for sale	12,549	12,549	—	12,549	—
Loans, net:
Mortgage loans held for investment	14,470,014	13,393,127	—	—	13,393,127
Other loans	3,481	3,481	—	—	3,481
Federal Home Loan Bank stock	222,415	222,415	N/A	—	—
Accrued interest receivable	45,317	45,317	—	45,317	—
Cash collateral received from or held by counterparty	36,202	36,202	36,202	—	—
Liabilities:
Checking and passbook accounts	$2,846,894	$2,846,894	$—	$2,846,894	$—
Certificates of deposit	6,167,401	6,063,239	—	6,063,239	—
Borrowed funds	4,987,287	4,936,724	—	4,936,724	—
Borrowers’ advances for insurance and taxes	109,070	109,070	—	109,070	—
Principal, interest and escrow owed on loans serviced	28,500	28,500	—	28,500	—
Derivatives	29	29	—	—	29

	September 30, 2022
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$18,961	$18,961	$18,961	$—	$—
Interest earning cash equivalents	350,603	350,603	350,603	—	—
Investment securities available for sale	457,908	457,908	—	457,908	—
Mortgage loans held for sale	9,661	9,661	—	9,661	—
Loans, net:
Mortgage loans held for investment	14,253,804	13,106,346	—	—	13,106,346
Other loans	3,263	3,263	—	—	3,263
Federal Home Loan Bank stock	212,290	212,290	N/A	—	—
Accrued interest receivable	40,256	40,256	—	40,256	—
Cash collateral received from or held by counterparty	26,045	26,045	26,045	—	—
Liabilities:
Checking and passbook accounts	$3,056,506	$3,056,506	$—	$3,056,506	$—
Certificates of deposit	5,864,511	5,733,418	—	5,733,418	—
Borrowed funds	4,793,221	4,734,377	—	4,734,377	—
Borrowers’ advances for insurance and taxes	117,250	117,250	—	117,250	—
Principal, interest and escrow owed on loans serviced	29,913	29,913	—	29,913	—
Derivatives	333	333	—	—	333

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
Loans— For mortgage loans held for investment, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using the current market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. For other loans, the fair value is the principal outstanding at the reporting date. Collateral-dependent loans are measured at the lower of cost or fair value as described earlier in this footnote.
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
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at December 31, 2022.
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

	December 31, 2022
			Weighted Average
	Notional Value	Fair Value	Term (years)	Fixed-Rate Payments
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets
LIBOR swaps (1)	$1,475,000	$—	2.6	1.87%
SOFR swaps (2)	400,000	—	6.6	3.35%
Other Liabilities
SOFR swaps (2)	75,000	$—	4.9	3.82%
Total cash flow hedges: Interest rate swaps	$1,950,000	$—	3.5	2.25%

	September 30, 2022
			Weighted Average
	Notional Value	Fair Value	Term (years)	Fixed-Rate Payments
Cash flow hedges: Interest rate swaps
Other Assets
LIBOR swaps (1)	$1,550,000	$—	2.7	1.88%
Total cash flow hedges: Interest rate swaps	$1,550,000	$—	2.7	1.88%
(1) LIBOR swap contracts that remain outstanding at July 2023 will transition to a SOFR-based rate.
(2) All swap contracts entered into after October 1st, 2022 are based on a SOFR-based rate.

	December 31, 2022		September 30, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Liabilities	$4,385	$(29)	$9,170	$(333)
Forward Commitments for the sale of mortgage loans
Other Assets	4,397	—	—	—
Total derivatives not designated as hedging instruments	$8,782	$(29)	$9,170	$(333)
The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

		Three Months Ended
	Location of Gain or (Loss)	December 31,
	Recognized in Income	2022	2021
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$9,104	$15,893
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	6,624	(10,801)

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$304	$(278)
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	—	(22)

The Company estimates that $50,035 of the amounts reported in AOCI will be reclassified as a reduction to interest expense during the twelve months ending December 31, 2023.

Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. At December 31, 2022 and September 30, 2022, there was $36,202 and $26,045, respectively, included in other assets related to initial margin requirements held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

14.    RECENT ACCOUNTING PRONOUNCEMENTS

Adopted during the three months ended December 31, 2022

In December of 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU deferred the period of time entities can utilize the reference rate reform relief guidance from ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting to December 31, 2024 instead of the original December 31, 2022. This amendment is a result of the expectation that the London Interbank Offered Rate (LIBOR) will cease to be published as of June 30, 2023. The FASB Board decided that this amendment would be effective for all entities upon issuance of ASU 2022-06. This update did not have a material impact on the Company's consolidated financial condition or results of operation.

Issued but not yet adopted as of December 31, 2022
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326). The amendments in this Update eliminate the accounting guidance for TDR by creditors in Subtopic 310-40, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when the borrower is experiencing financial difficulty. This will be done by applying the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, this amendment requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. This update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact that this accounting guidance may have on its consolidated financial condition or results of operations. The Company plans to adopt this guidance as of October 1, 2023.
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

Overview
The business strategy of TFS Financial Corporation ("we," "us," or "our") is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our customers.
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
Controlling Our Interest Rate Risk Exposure. Historically, our greatest risk has been our exposure to changes in interest rates. In an effort to manage the impact of higher interest rates on our funding costs, we seek to convert our shorter term funding to longer term through interest rate swap contracts, which provides a cost effective way of managing interest rate risk by both extending the duration of our liabilities and lowering funding costs. By replacing short-term FHLB borrowings with hedged FHLB borrowings and swapping three month tenor borrowings to a longer term pay-fixed interest rate swap rate, we can use the proceeds to pay down overnight borrowings. When we hold longer-term, fixed-rate assets, funded by liabilities with shorter-term re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding longer-term, fixed-rate mortgage assets primarily by maintaining regulatory capital in excess of levels required to be well capitalized, by promoting adjustable-rate loans and shorter-term fixed-rate loans, by marketing home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate, by opportunistically extending the duration of our funding sources and selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market.
Levels of Regulatory Capital
At December 31, 2022, the Company’s Tier 1 (leverage) capital totaled $1.82 billion, or 11.38% of net average assets and 20.15% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.59 billion, or 9.95% of net average assets and 17.61% of risk-weighted assets. Each of these measures is in excess of the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. This quarter the companies entered into the final three years of the five-year transitional period, as provided by a final rule, after CECL was adopted in fiscal year 2021. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.

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

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Three Months Ended December 31, 2022		For the Three Months Ended December 31, 2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$162,715	33.5%	$211,892	24.2%
Fixed-rate production:
Terms less than or equal to 10 years	11,499	2.4%	124,766	14.2%
Terms greater than 10 years	311,255	64.1%	540,430	61.6%
Total fixed-rate production	322,754	66.5%	665,196	75.8%
Total First Mortgage Loan Originations	$485,469	100.0%	$877,088	100.0%

	December 31, 2022		September 30, 2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of First Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$4,703,176	40.0%	$4,668,089	40.3%
Fixed-rate Loans:
Terms less than or equal to 10 years	1,284,000	11.0%	1,350,436	11.6%
Terms greater than 10 years	5,751,968	49.0%	5,574,589	48.1%
Total fixed-rate loans	7,035,968	60.0%	6,925,025	59.7%
Total First Mortgage Loans Held For Investment	$11,739,144	100.0%	$11,593,114	100.0%
The following table sets forth the balances as of December 31, 2022 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2023	$146,060
2024	388,638
2025	687,064
2026	1,502,974
2027	1,737,800
2028	240,640
Total	$4,703,176
At December 31, 2022 and September 30, 2022, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $12.5 million and $9.7 million, respectively.

Loan Portfolio Yield
The following tables set forth the balance and interest yield as of December 31, 2022 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	December 31, 2022
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,284,000	8.8%	2.63%
Terms greater than 10 years	5,751,968	39.5%	3.57%
Total Fixed-Rate loans	7,035,968	48.3%	3.40%

ARMs	4,703,176	32.3%	2.83%
Home Equity Loans and Lines of Credit	2,699,513	18.6%	6.48%
Construction and Other Loans	117,296	0.8%	3.64%
Total Loans Receivable	$14,555,953	100.0%	3.79%

	December 31, 2022
	Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,607,083	45.4%	3.37%
Florida	2,142,059	14.7%	3.06%
Other	2,990,002	20.5%	2.81%
Total Residential Mortgage Loans	11,739,144	80.6%	3.17%
Home Equity Loans and Lines of Credit
Ohio	713,668	5.0%	6.47%
Florida	570,863	3.9%	6.39%
California	450,964	3.1%	6.41%
Other	964,018	6.6%	6.57%
Total Home Equity Loans and Lines of Credit	2,699,513	18.6%	6.48%
Construction and Other Loans	117,296	0.8%	3.64%
Total Loans Receivable	$14,555,953	100.0%	3.79%

Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. We plan to enhance our ability to grow the home equity line of credit portfolio by utilizing partners to attract more home equity line of credit customers. At December 31, 2022, the principal balance of home equity lines of credit totaled $2.42 billion. Our home equity lending is discussed in the Allowance for Credit Losses section of the Lending Activities.
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
During the three months ended December 31, 2022, the balance of deposits increased $93.3 million, which included a $74.9 million increase in the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization). Additionally, during the three months ended December 31, 2022, we increased total FHLB of Cincinnati advances $194.1 million, by adding $350.0 million of new two-to-five year advances and $400.0 million in 90 day advances, partially offset by a $485.0 million decrease in overnight borrowings. The balance of our advances from the FHLB of Cincinnati at December 31, 2022 consist of both overnight and term advances from the FHLB of Cincinnati; as well as shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances. Interest rate swaps are discussed later in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. At December 31, 2022, we serviced $2.02 billion of loans for others. In deciding whether to sell loans to manage interest rate risk, we also consider the level of gains to be recognized in comparison to the impact to our net interest income. We continue to expand our ability to sell certain fixed rate loans to Fannie Mae in fiscal 2023 and beyond, through the use of more traditional mortgage banking activities, including risk-based pricing and loan-level pricing adjustments. This approach will be tested in markets outside of Ohio and Florida, and some additional startup and marketing costs will be incurred, but is not expected to significantly impact our financial results in fiscal 2023. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part I, Item 2. under the heading Liquidity and Capital Resources, and in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, a rapid and substantial increase in general market interest rates or an extended period of a flat or inverted yield curve market, could adversely impact the level of our net interest income, prospectively and particularly over a multi-year time horizon.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. At December 31, 2022, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing.
In an effort to limit our credit risk exposure with the low risk appetite approved by the Board of Directors, the credit eligibility criteria is evaluated to ensure a successful homeowner has the primary source of repayment, followed by a collateral position that allows for a secondary source of repayment, if needed. Products that do not result in an effective mix of repayment ability are not offered. We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current quarter, the average credit score was 774, and the average LTV was 72%. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of December 31, 2022, loans originated prior to 2009 had a balance of $320.7 million, of which $9.4 million, or 2.9%, were delinquent, while loans originated in 2009 and after had a balance of $14.24 billion, of which $16.5 million, or 0.1%, were delinquent.

One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, where a large portion of our historical lending has occurred. At December 31, 2022, approximately 56.4% and 18.2% of the combined total of our residential Core and construction loans held for investment and approximately 26.4% and 21.1% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loans originated in the three months ended December 31, 2022, 23.2% are secured by properties in states other than Ohio or Florida.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At December 31, 2022, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 9.95%. The Association's Tier 1 (leverage) capital ratio at December 31, 2022 included the negative impact of a $40 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2022. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs and brokered checking accounts), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At December 31, 2022, deposits totaled $9.01 billion (including $650.1 million of brokered CDs), while borrowings totaled $4.99 billion and borrowers’ advances and servicing escrows totaled $137.6 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At December 31, 2022, these collateral pledge support arrangements provided the Association with the ability to borrow a maximum of $8.61 billion from the FHLB of Cincinnati and $156.3 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity for additional borrowings at December 31, 2022 was $3.78 billion. Third, we have the ability to purchase overnight Fed Funds up to $680 million through various arrangements with other institutions. Fourth, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At December 31, 2022, our investment securities portfolio totaled $473.1 million. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2022 and 2021, cash flows from operations provided $78.8 million and $7.7 million, respectively.
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

Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.34% for the three months ended December 31, 2022 and 1.35% for the three months ended December 31, 2021. As of December 31, 2022, our average assets per full-time employee and our average deposits per full-time employee were $15.7 million and $8.8 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average of deposits (exclusive of brokered CDs) held at our branch offices ($226.1 million per branch office as of December 31, 2022) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are defined as those made in accordance with U.S. GAAP that involve significant judgments, estimates and uncertainties, and could potentially give rise to materially different results under different assumptions and conditions. We believe that the most critical accounting policies and estimates upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are those with respect to our allowance for credit losses, income taxes and pension benefits as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At December 31, 2022, the balance of such individual valuation allowances were $10.1 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. The estimated exposure for additional loss related to multiple loan restructurings is included as a component of our qualitative GVA.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. We have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At December 31, 2022, we had an amortized cost of $2.73 billion in home equity loans and home equity lines of credit outstanding, of which $3.0 million, or 0.1% were delinquent 90 days or more.
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

	For the Three Months Ended December 31,
	2022	2021
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the period)	$72,895	$64,289
Charge-offs on real estate loans:
Residential Core
Ohio	114	25
Other	—	1
Total Residential Core	114	26
Total Residential Home Today	173	12
Home equity loans and lines of credit
Ohio	62	144
Florida	32	3
California	13	14
Other	20	76
Total Home equity loans and lines of credit	127	237
Total charge-offs	414	275
Recoveries on real estate loans:
Residential Core	314	481
Residential Home Today	691	588
Home equity loans and lines of credit	1,080	1,164
Total recoveries	2,085	2,233
Net recoveries	1,671	1,958
Release of allowance for credit losses on loans	(88)	(2,671)
Allowance balance for loans (end of the period)	$74,477	$63,576

Allowance balance for credit losses on unfunded commitments (beginning of the period)	$27,021	$24,970
Provision (release) for credit losses on unfunded loan commitments	(912)	671
Allowance balance for unfunded loan commitments (end of the period)	26,110	25,641
Allowance balance for all credit losses (end of the period)	$100,587	$89,217
Ratios:
Allowance for credit losses on loans to non-accrual loans at end of the period	218.22%	146.46%
Allowance for credit losses on loans to the total amortized cost in loans at end of the period	0.51%	0.50%
The following table sets forth additional information with respect to net recoveries (charge-offs) by category for the periods indicated.

	For the Three Months Ended December 31,
	2022	2021
	(Dollars in thousands)
Net recoveries (charge-off) to average loans outstanding (annualized)
Real estate loans:
Residential Core	0.01%	0.01%
Residential Home Today	0.01%	0.02%
Home Equity loans and lines of credit	0.03%	0.03%
Total net recoveries (charge-off) to average loans outstanding (annualized)	0.05%	0.06%
Net recoveries continued, totaling $1.7 million during the three months ended December 31, 2022 compared to $2.0 million during the three months ended December 31, 2021. We reported net recoveries in each quarter for the last four years, primarily due to improvements in the values of collateral properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution.
Gross charge-offs remained at relatively low levels, during the three months ended December 31, 2022 and the three months ended December 31, 2021. Delinquent loans continue to be evaluated for potential losses, and provisions are recorded for the estimate of potential losses of those loans. Subject to changes in the economic environment, we expect a moderate level of charge-offs as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended December 31, 2022, the total allowance for credit losses increased $0.7 million, to $100.6 million from $99.9 million at September 30, 2022, as we recorded a $1.0 million release for the allowance for credit losses and net recoveries of $1.7 million. Refer to the "Activity in the Allowance for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information.
Changes during the three months ended December 31, 2022 in the allowance for credit loss balances of loans are described below. The allowance for credit losses on off-balance sheet exposures decreased by $0.9 million primarily related to a decrease commitments to originate, partially offset by a slight increase in undrawn equity exposures. Other than the less significant construction and other loans segments, the changes related to the significant loan segments are described as follows:

•Residential Core – The amortized cost of this segment increased 1.3%, or $148.7 million, and its total allowance increased 1.9% or $1.0 million as of December 31, 2022 as compared to September 30, 2022. Total delinquencies increased 19.5% to $16.1 million at December 31, 2022 from $13.5 million at September 30, 2022. Delinquencies greater than 90 days decreased by 18.9% to $7.5 million at December 31, 2022 from $9.3 million at September 30, 2022. Net recoveries were $0.2 million for the quarter ended December 31, 2022 and there were net recoveries of $0.5 million for the quarter ended December 31, 2021. With some deterioration in the economic forecasts and new growth in the portfolio this quarter, the allowance increased.
•Residential Home Today – The amortized cost of this segment decreased 3.5%, or $1.9 million, as we are no longer originating loans under the Home Today program. The expected net recovery position for this segment was $1.0 million at December 31, 2022 and at September 30, 2022. Total delinquencies decreased 0.1% to $3.0 million at December 31, 2022 from $3.0 million at September 30, 2022. Delinquencies greater than 90 days increased 36.9% to $1.2 million from $0.9 million at September 30, 2022. There were net recoveries of $0.5 million recorded during the current quarter and net recoveries of $0.6 million during the quarter ended December 31, 2021. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans, which is driving the current allowance balance for Home Today loans negative.
•Home Equity Loans and Lines of Credit – The amortized cost of this segment increased 2.5%, or $66.3 million, to $2.73 billion at December 31, 2022 from $2.67 billion at September 30, 2022. The total allowance for this segment increased by 2.8% to $20.6 million from $20.0 million at September 30, 2022. Total delinquencies for this portfolio segment increased 42.6% to $6.7 million at December 31, 2022 as compared to $4.7 million at September 30, 2022. Delinquencies greater than 90 days increased 27.1% to $3.0 million at December 31, 2022 from $2.3 million at September 30, 2022. Net recoveries for this loan segment during the current quarter were $1.0 million and $0.9 million during the quarter ended December 31, 2021. The increase in allowance this quarter is primarily due to new portfolio growth, deteriorating economic forecasts, and an increase in early stage delinquencies.
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

	December 31, 2022
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$54,498	73.2%	80.3%
Residential Home Today	(985)	(1.3)	0.4
Home equity loans and lines of credit	20,583	27.6	18.5
Construction	381	0.5	0.8
Allowance for credit losses on loans	$74,477	100.0%	100.0%

	September 30, 2022			December 31, 2021
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$53,506	73.4%	80.4%	$44,472	70.0%	80.9%
Residential Home Today	(997)	(1.4)	0.4	(94)	(0.2)	0.5
Home equity loans and lines of credit	20,032	27.5	18.4	18,852	29.7	17.9
Construction	354	0.5	0.8	346	0.5	0.7
Allowance for credit losses on loans	$72,895	100.0%	100.0%	$63,576	100.0%	99.9%

Loan Portfolio Composition
The following table sets forth the composition of the portfolio of loans held for investment, by type of loan segregated by geographic location, at the indicated dates, excluding loans held for sale. The majority of our Home Today loan portfolio is secured by properties located in Ohio and the balances of other loans are immaterial. Therefore, neither was segregated by geographic location.

	December 31, 2022		September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,557,940		$6,432,780		$5,680,033
Florida	2,139,870		2,120,892		1,891,467
Other	2,989,930		2,986,187		2,716,235
Total Residential Core	11,687,740	80.3%	11,539,859	80.4%	10,287,735	80.9%
Total Residential Home Today	51,404	0.4	53,255	0.4	60,885	0.5
Home equity loans and lines of credit
Ohio	713,668		706,641		635,495
Florida	570,863		537,724		454,210
California	450,964		432,540		350,758
Other	964,018		956,973		837,298
Total Home equity loans and lines of credit	2,699,513	18.5	2,633,878	18.4	2,277,761	17.9
Construction loans
Ohio	102,230		111,098		81,505
Florida	11,585		10,661		7,656
Other	—		—		1,535
Total Construction	113,815	0.8	121,759	0.8	90,696	0.7
Other loans	3,481	—	3,263	—	2,705	—
Total loans receivable	14,555,953	100.0%	14,352,014	100.0%	12,719,782	100.0%
Deferred loan expenses, net	51,768		50,221		45,954
Loans in process	(59,749)		(72,273)		(57,120)
Allowance for credit losses on loans	(74,477)		(72,895)		(63,576)
Total loans receivable, net	$14,473,495		$14,257,067		$12,645,040

The following table provides an analysis of our residential mortgage loans disaggregated by refreshed FICO score, year of origination and portfolio at December 31, 2022. The Company treats the FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2023	2022	2021	2020	2019	Prior			Total
	(Dollars in thousands)
December 31, 2022
Real estate loans:
Residential Core
<680	$4,416	$99,371	$65,622	$45,926	$24,890	$181,165	$—	$—	$421,390
680-740	100,994	552,046	263,213	178,005	79,862	442,414	—	—	1,616,534
741+	357,986	2,601,984	1,840,568	1,210,525	501,361	2,970,791	—	—	9,483,215
Unknown (1)	—	21,713	35,816	19,845	5,846	103,659	—	—	186,879
Total Residential Core	463,396	3,275,114	2,205,219	1,454,301	611,959	3,698,029	—	—	11,708,018
Residential Home Today (2)
<680	—	—	—	—	—	27,584	—	—	27,584
680-740	—	—	—	—	—	10,370	—	—	10,370
741+	—	—	—	—	—	9,966	—	—	9,966
Unknown (1)	—	—	—	—	—	3,029	—	—	3,029
Total Residential Home Today	—	—	—	—	—	50,949	—	—	50,949
Home equity loans and lines of credit
<680	331	2,237	929	390	560	1,149	88,672	14,344	108,612
680-740	11,939	11,068	4,048	943	1,003	2,774	419,843	20,802	472,420
741+	29,135	71,837	23,910	7,408	5,793	12,647	1,926,527	46,647	2,123,904
Unknown (1)	71	209	73	63	58	806	19,129	7,096	27,505
Total Home equity loans and lines of credit	41,476	85,351	28,960	8,804	7,414	17,376	2,454,171	88,889	2,732,441
Construction
<680	—	1,421	—	—	—	—	—	—	1,421
680-740	1,697	6,012	—	—	—	—	—	—	7,709
741+	2,911	37,018	4,024	—	—	—	—	—	43,953
Total Construction	4,608	44,451	4,024	—	—	—	—	—	53,083
Total net real estate loans	$509,480	$3,404,916	$2,238,203	$1,463,105	$619,373	$3,766,354	$2,454,171	$88,889	$14,544,491

(1) Data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.

The following table provides an analysis of our residential mortgage loans by origination LTV, origination year and portfolio at December 31, 2022. LTVs are not updated subsequent to origination except as part of the charge-off process. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2023	2022	2021	2020	2019	Prior			Total
	(Dollars in thousands)
December 31, 2022
Real estate loans:
Residential Core
<80%	$188,424	$1,961,299	$1,529,146	$785,149	$280,113	$2,117,275	$—	$—	$6,861,406
80-89.9%	223,801	1,079,199	626,708	608,719	299,544	1,460,213	—	—	4,298,184
90-100%	42,088	220,081	47,993	60,230	32,039	118,138	—	—	520,569
>100%	—	—	—	—	—	767	—	—	767
Unknown (1)	9,083	14,535	1,372	203	263	1,636	—	—	27,092
Total Residential Core	463,396	3,275,114	2,205,219	1,454,301	611,959	3,698,029	—	—	11,708,018
Residential Home Today (2)
<80%	—	—	—	—	—	10,259	—	—	10,259
80-89.9%	—	—	—	—	—	16,388	—	—	16,388
90-100%	—	—	—	—	—	24,302	—	—	24,302
Total Residential Home Today	—	—	—	—	—	50,949	—	—	50,949
Home equity loans and lines of credit
<80%	40,425	82,088	28,140	8,764	7,090	13,464	2,281,019	58,310	2,519,300
80-89.9%	751	3,229	820	40	270	1,535	172,023	27,831	206,499
90-100%	—	—	—	—	—	896	489	331	1,716
>100%	—	34	—	—	54	1,474	415	418	2,395
Unknown (1)	300	—	—	—	—	7	225	1,999	2,531
Total Home equity loans and lines of credit	41,476	85,351	28,960	8,804	7,414	17,376	2,454,171	88,889	2,732,441
Construction
<80%	3,086	14,484	3,033	—	—	—	—	—	20,603
80-89.9%	1,522	29,967	991	—	—	—	—	—	32,480
Total Construction	4,608	44,451	4,024	—	—	—	—	—	53,083
Total net real estate loans	$509,480	$3,404,916	$2,238,203	$1,463,105	$619,373	$3,766,354	$2,454,171	$88,889	$14,544,491

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.
At December 31, 2022, the unpaid principal balance of the home equity loans and lines of credit portfolio consisted of $276.6 million in home equity loans (including $89.1 million of home equity lines of credit, which are in repayment and no longer eligible to be drawn upon, and $5.2 million in bridge loans) and $2.42 billion in home equity lines of credit.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of home equity loans, home equity lines of credit and bridge loans as of December 31, 2022. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$2,042,155	$619,449	0.03%	60%	43%
Florida	1,200,378	493,714	0.03%	55%	40%
California	1,046,911	397,684	0.02%	60%	49%
Other (1)	2,361,745	912,077	0.08%	63%	49%
Total home equity lines of credit in draw period	6,651,189	2,422,924	0.05%	60%	45%
Home equity lines in repayment, home equity loans and bridge loans	276,589	276,589	0.67%	59%	38%
Total	$6,927,778	$2,699,513	0.11%	60%	45%
_________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total home equity lending portfolio and 5% of total loan balances.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2022. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
At December 31, 2022, 35.7% of the home equity lending portfolio was either in a first lien position (19.4%), in a subordinate (second) lien position behind a first lien that we held (13.7%) or behind a first lien that was held by a loan that we originated, sold and now serviced for others (2.6%). At December 31, 2022, 13.7% of the home equity line of credit portfolio in the draw period were making only the minimum payment on the outstanding line balance. Minimum payments include both a principal and interest component.

The following table sets forth by calendar year of origination the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the estimated current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2022. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2014 and Prior	$66,819	$13,271	—%	58%	29%
2015	96,218	22,607	—%	57%	30%
2016	251,805	72,031	—%	59%	33%
2017	522,704	171,704	0.16%	58%	34%
2018	652,914	245,844	0.20%	58%	37%
2019	866,849	369,624	0.05%	61%	41%
2020	806,237	288,943	0.05%	58%	41%
2021	1,590,622	627,388	—%	62%	51%
2022	1,797,021	611,512	—%	61%	59%
Total home equity lines of credit in draw period	6,651,189	2,422,924	0.05%	60%	45%
Home equity lines in repayment, home equity loans and bridge loans	276,589	276,589	0.67%	59%	38%
Total	$6,927,778	$2,699,513	0.11%	60%	45%
________________
(1)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(2)Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2022. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
The following table sets forth, by fiscal year of the draw period expiration, the principal balance of home equity lines of credit in the draw period as of December 31, 2022, segregated by the estimated current combined LTV range. Home equity lines of credit with an end of draw date in the current fiscal year include accounts with draw privileges that have been temporarily suspended.

	Estimated Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (1)	Total
	(Dollars in thousands)
2023	$49,327	$128	$—	$—	$—	$49,455
2024	9,112	18	—	—	—	9,130
2025	22,576	—	—	—	12	22,588
2026	38,485	—	—	—	—	38,485
2027	144,341	—	—	—	121	144,462
2028	237,452	—	—	—	—	237,452
Post 2028	1,910,916	8,943	19	113	1,361	1,921,352
Total	$2,412,209	$9,089	$19	$113	$1,494	$2,422,924
_________________
(1)Market data necessary for stratification is not readily available.

Delinquent Loans
The following tables set forth the amortized cost in loan delinquencies by type, segregated by geographic location and duration of delinquency as of the dates indicated. The majority of our Home Today loan portfolio is secured by properties located in Ohio and there are no other loans with delinquent balances. There were no delinquencies in the construction loan portfolio for the dates presented.

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
December 31, 2022
Real estate loans:
Residential Core
Ohio	$3,353	$3,798	$7,151
Florida	4,297	727	5,024
Other	950	3,000	3,950
Total Residential Core	8,600	7,525	16,125
Residential Home Today	1,790	1,179	2,969
Home equity loans and lines of credit
Ohio	943	698	1,641
Florida	796	844	1,640
California	1,052	589	1,641
Other	984	820	1,804
Total Home equity loans and lines of credit	3,775	2,951	6,726
Total	$14,165	$11,655	$25,820

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
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
Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.08% of total net loans at December 31, 2022, 0.09% at September 30, 2022, and 0.14% at December 31, 2021. Total loans delinquent (i.e. delinquent 30 days or more) were 0.18% of total net loans at December 31, 2022, 0.15% at September 30, 2022 and 0.20% at December 31, 2021.
Although delinquencies remain at or near historic lows, recent economic trends have led to increased early stage delinquencies in the residential core and home equity loans and lines of credit portfolios. The result of Hurricane Ian on borrowers in Florida is a contributing factor to the increase in the residential core portfolio. Through disaster forbearance plans, we expect the early stage delinquency trend will be resolved by borrowers paying in full, extending their term, or through another loan restructuring. Recent increases in interest rates have led to increased delinquencies in the home equity loans and lines of credit portfolio. Interest rates on home equity lines of credit are tied to the prime rate of interest which has increased in recent months, resulting in higher and less affordable monthly payments for some borrowers.

Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the amortized costs and categories of our non-performing assets and TDRs as of the dates indicated. There were no construction loans reported as non-accrual for the dates presented.

	December 31, 2022	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$21,058	$22,644	$26,348
Residential Home Today	5,783	6,037	8,049
Home equity loans and lines of credit	7,289	6,925	9,010
Total non-accrual loans (1)(2)	34,130	35,606	43,407
Real estate owned	1,378	1,191	131
Total non-performing assets	$35,508	$36,797	$43,538
Ratios:
Total non-accrual loans to total loans	0.23%	0.25%	0.34%
Total non-accrual loans to total assets	0.21%	0.23%	0.31%
Total non-performing assets to total assets	0.22%	0.23%	0.31%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$43,001	$43,101	$45,493
Residential Home Today	18,080	18,380	20,079
Home equity loans and lines of credit	21,785	22,060	24,243
Total	$82,866	$83,541	$89,815
_________________
(1)At December 31, 2022, September 30, 2022, and December 31, 2021, the totals include $21.3 million, $21.9 million, and $24.2 million, respectively, in TDRs that are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status or forbearance plan prior to restructuring, because of a prior partial charge-off or because all borrowers have filed Chapter 7 bankruptcy and have not been reaffirmed or dismissed.
(2)At December 31, 2022, September 30, 2022, and December 31, 2021, the totals include $3.7 million, $3.6 million and $7.1 million in TDRs that are 90 days or more past due, respectively.
Non-accrual loans continue to decline primarily due to a decrease in the population of TDRs, in general, and those moved to accruing after a sufficient period of demonstrated payment performance and, to a lesser extent, a decrease in loans 90 days or more past due. Since many of the accounts exiting the non-accrual population are TDRs paying as agreed or paid in full and closed, we do not expect any material impact to interest income or the allowance once the non-accrual population stabilizes.
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

The table below sets forth a reconciliation of the amortized costs and categories between non-accrual loans and collateral-dependent loans at the dates indicated. The decrease in other accruing collateral-dependent loans at December 31, 2022 from December 31, 2021 was primarily related to forbearance plans that had been extended past 12 months that are now performing with no charge-off and are no longer collateral-dependent.

	December 31, 2022	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Non-Accrual Loans	$34,130	$35,606	43,407
Accruing Collateral-Dependent TDRs	7,134	7,279	8,628
Other Accruing Collateral-Dependent Loans	6,478	6,426	32,269
Less: Loans Collectively Evaluated	(2,286)	(2,190)	(4,099)
Total Collateral-Dependent loans	$45,456	$47,121	$80,205

In response to the economic challenges facing many borrowers, we continue to restructure loans. Loan restructuring is a method used to help families keep their homes and to preserve neighborhoods. This involves making changes to the borrowers' loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the aforementioned. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on TDR measurement, see Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. We had $107.9 million of TDRs (accrual and non-accrual) recorded at December 31, 2022. This was a decrease in the amortized cost of TDRs of $1.1 million and $13.2 million from September 30, 2022, and December 31, 2021, respectively.

The following table sets forth the amortized cost in accrual and non-accrual TDRs, by the types of concessions granted, as of December 31, 2022. Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company.

	Initial Restructurings	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$26,770	$11,756	$4,475	$43,001
Residential Home Today	9,329	7,896	855	18,080
Home equity loans and lines of credit	20,508	897	380	21,785
Total	$56,607	$20,549	$5,710	$82,866
Non-Accrual, Performing
Residential Core	$2,652	$4,831	$5,521	$13,004
Residential Home Today	437	2,894	1,016	4,347
Home equity loans and lines of credit	1,576	1,578	782	3,936
Total	$4,665	$9,303	$7,319	$21,287
Non-Accrual, Non-Performing
Residential Core	$735	$798	$877	$2,410
Residential Home Today	294	387	13	694
Home equity loans and lines of credit	406	201	—	607
Total	$1,435	$1,386	$890	$3,711
Total TDRs
Residential Core	$30,157	$17,385	$10,873	$58,415
Residential Home Today	10,060	11,177	1,884	23,121
Home equity loans and lines of credit	22,490	2,676	1,162	26,328
Total	$62,707	$31,238	$13,919	$107,864
TDRs in accrual status are loans accruing interest and performing according to the terms of the restructuring. To be performing, a loan must be less than 90 days past due as of the report date. Non-accrual, performing status indicates that a loan was not accruing interest or in a forbearance plan at the time of restructuring, continues to not accrue interest, and is performing according to the terms of the restructuring; but it has not been current for at least six consecutive months since its restructuring, has a partial charge-off, or is being classified as non-accrual per the OCC guidance on loans in Chapter 7 bankruptcy status, where all borrowers have filed and have not reaffirmed or been dismissed. Non-accrual, non-performing status includes loans that are not accruing interest because they are greater than 90 days past due and therefore not performing according to the terms of the restructuring.

Comparison of Financial Condition at December 31, 2022 and September 30, 2022
Total assets increased $339.1 million, or 2.1%, to $16.13 billion at December 31, 2022 from $15.79 billion at September 30, 2022. This increase was mainly the result of new loan origination levels exceeding the total of loan sales and principal repayments.
Cash and cash equivalents increased $74.0 million, or 20%, to $443.6 million at December 31, 2022 from $369.6 million at September 30, 2022. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section. This increase is the result of net cash inflows from successful deposit gathering that is retained for subsequent investment in loan products and investment securities.
Investment securities, all of which are classified as available for sale, increased $15.2 million to $473.1 million at December 31, 2022 from $457.9 million at September 30, 2022. Investment securities increased as $40.3 million in purchases exceeded the combined effect of $22.0 million in principal repayments, a $2.7 million increase in unrealized losses and $0.4 million of premium amortization that occurred in the mortgage-backed securities portfolio during the three months ended December 31, 2022. There were no sales of investment securities during the three months ended December 31, 2022.

Loans held for investment, net of deferred loan fees and allowance for credit losses, increased $216.4 million, or 1.5%, to $14.47 billion at December 31, 2022 from $14.26 billion at September 30, 2022. This increase was based on a combination of a $146.0 million, or 1.3%, increase in residential mortgage loans to $11.74 billion at December 31, 2022 from $11.59 billion at September 30, 2022. In addition there was a $65.6 million increase in the balance of home equity loans and lines of credit during the three months ended December 31, 2022, as new originations and additional draws on existing accounts exceeded loan sales and repayments. During the three months ended December 31, 2022, $162.7 million of three- and five-year “Smart Rate” loans were originated while $322.8 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. Between September 30, 2022 and December 31, 2022, the total fixed-rate portion of the first mortgage loan portfolio increased $111.0 million and was comprised of an increase of $177.4 million in the balance of fixed-rate loans with original terms greater than 10 years, as well as a decrease of $66.4 million in the balance of fixed-rate loans with original terms of 10 years or less. During the three months ended December 31, 2022, $19.2 million were sold or committed to sell, which consisted of $4.5 million of agency-compliant Home Ready loans and $14.7 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans sold to Fannie Mae.
Commitments originated for home equity loans and lines of credit, and bridge loans were $362.6 million for the three months ended December 31, 2022 compared to $499.7 million for the three months ended December 31, 2021. At December 31, 2022, pending commitments to originate new home equity lines of credit were $62.5 million and equity loans and bridge loans were $50.2 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The allowance for credit losses was $100.6 million, or 0.69% of total loans receivable, at December 31, 2022, including a $26.1 million liability for unfunded commitments. The allowance for credit losses was $99.9 million, or 0.70% of total loans receivable, at September 30, 2022, including a $27.0 million liability for unfunded commitments. During the three months ended December 31, 2022, a $1.0 million release to the allowance for credit losses was recognized. As a result of loan recoveries exceeding charge-offs, the Company recorded $1.7 million of net loan recoveries for the three months ended December 31, 2022, compared to $2.0 million of net loan recoveries for the three months ended December 31, 2021. Actual loan charge-offs and delinquencies remained low at December 31, 2022. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional discussion.
The amount of FHLB stock owned increased $10.1 million or 4.8% to $222.4 million at December 31, 2022 from $212.3 million at September 30, 2022. FHLB stock ownership requirements dictate the amount of stock owned at any given time.
Total bank owned life insurance contracts increased $2.2 million, to $306.2 million at December 31, 2022, from $304.0 million at September 30, 2022, primarily due to changes in cash surrender value.
Other assets, including prepaid expenses, increased $12.4 million to $107.8 million at December 31, 2022 from $95.4 million at September 30, 2022. The increase included a $13.1 million increase in the margin requirement on active swap contracts, a $3.7 million increase in interest receivable from swaps, offset by a $2.9 million decrease in the receivable due from the ESOP and a $1.2 million decrease in prepaid taxes.
Deposits increased $93.3 million, or 1.0%, to $9.01 billion at December 31, 2022 from $8.92 billion at September 30, 2022. The increase in deposits resulted primarily from a $301.8 million increase in CDs, inclusive of brokered CDs, as the current market rates have increased customers' desires to maintain longer-term CDs, offset by a $62.7 million decrease in savings accounts, a $118.2 million decrease in money market accounts, and a $28.7 million decrease in checking accounts. The balance of brokered CDs included in total deposits at December 31, 2022 increased by $74.9 million to $650.1 million, during the three months ended December 31, 2022, compared to a balance of $575.2 million at September 30, 2022.
Borrowed funds increased $194.1 million, or 4.0%, to $4.99 billion at December 31, 2022 from $4.79 billion at September 30, 2022. The increase was primarily used to fund loan growth. The total balance of borrowed funds at September 30, 2022, mainly from the FHLB, included $1.29 billion of overnight advances, $1.59 billion of term advances with a weighted average maturity of approximately 2.8 years, $1.95 billion of short-term advances, aligned with interest rate swap contracts, with a remaining weighted average effective maturity of approximately 3.5 years, and $150.0 million in fed fund purchases. Interest rate swaps have been used to extend the duration of short-term borrowings, at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Borrowers' advances for insurance and taxes decreased by $8.2 million to $109.1 million at December 31, 2022 from $117.3 million at September 30, 2022. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.

Accrued expenses and other liabilities increased by $56.1 million to $140.2 million at December 31, 2022 from $84.1 million at September 30, 2022. The increase is primarily due to a $44.3 million increase in a real estate tax liability which is driven by the timing of the payment.
Total shareholders’ equity increased $5.3 million, or less than 1%, to $1.85 billion at December 31, 2022 from $1.84 billion at September 30, 2022. Activity reflects $22.2 million of net income in the current year reduced by quarterly dividends of $14.5 million, and $4.3 million of repurchases of outstanding common stock. Other changes include $0.1 million of negative change in accumulated other comprehensive income, primarily related to changes in market values and maturities of swap contracts, and a $2.0 million net positive impact related to activity in the Company's stock compensation and employee stock ownership plans. During the three months ended December 31, 2022, a total of 315,000 shares of our common stock were repurchased at an average cost of $13.70 per share. The Company's eighth stock repurchase program allows for a total of 10,000,000 shares to be repurchased, with 5,238,820 shares remaining to be repurchased at December 31, 2022. As a result of a mutual member vote, Third Federal Savings and Loan Association of Cleveland, MHC (the "MHC"), the mutual holding company that owns approximately 81% of the outstanding stock of the Company, was able to waive its receipt of its share of the dividend paid. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended December 31, 2022 and 2021
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	December 31, 2022			December 31, 2021
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$354,214	$3,249	3.67%	$494,186	$190	0.15%
Investment securities	3,618	11	1.22%	2,932	9	1.23%
Mortgage-backed securities	463,964	3,051	2.63%	421,358	951	0.90%
Loans (2)	14,396,685	129,665	3.60%	12,582,758	90,119	2.86%
Federal Home Loan Bank stock	219,282	2,994	5.46%	162,783	821	2.02%
Total interest-earning assets	15,437,763	138,970	3.60%	13,664,017	92,090	2.70%
Noninterest-earning assets	485,380			512,102
Total assets	$15,923,143			$14,176,119
Interest-bearing liabilities:
Checking accounts	$1,184,896	2,410	0.81%	$1,151,600	265	0.09%
Savings accounts	1,766,354	3,707	0.84%	1,835,361	557	0.12%
Certificates of deposit	5,972,924	23,738	1.59%	5,944,470	18,429	1.24%
Borrowed funds	4,873,145	33,958	2.79%	3,175,158	14,995	1.89%
Total interest-bearing liabilities	13,797,319	63,813	1.85%	12,106,589	34,246	1.13%
Noninterest-bearing liabilities	257,353			312,104
Total liabilities	14,054,672			12,418,693
Shareholders’ equity	1,868,471			1,757,426
Total liabilities and shareholders’ equity	$15,923,143			$14,176,119
Net interest income		$75,157			$57,844
Interest rate spread (1)(3)			1.75%			1.57%
Net interest-earning assets (4)	$1,640,444			$1,557,428
Net interest margin (1)(5)		1.95%			1.69%
Average interest-earning assets to average interest-bearing liabilities	111.89%			112.86%
Selected performance ratios:
Return on average assets (1)		0.56%			0.46%
Return on average equity (1)		4.75%			3.67%
Average equity to average assets		11.73%			12.40%
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

General. Net income increased $6.1 million, or 38%, to $22.2 million for the quarter ended December 31, 2022 from $16.1 million for the quarter ended December 31, 2021. The increase in net income was attributable primarily to an increase in net interest income, partially offset by an increase in non-interest expense.

Interest and Dividend Income. Interest and dividend income increased $46.9 million, or 51%, to $139.0 million during the current quarter compared to $92.1 million during the same quarter in the prior year. The increase in interest and dividend income was primarily the result of an increase in interest income on loans, as well as increases to income earned on mortgage-backed securities, FHLB stock, and other interest-bearing cash equivalents.
Interest income on loans increased $39.6 million, or 44%, to $129.7 million during the current quarter compared to $90.1 million during the same quarter in the prior year. This change was attributed to a 14%, or $1.81 billion, increase in the average balance of loans to $14.40 billion for the quarter ended December 31, 2022 compared to $12.58 billion during the same quarter last year as new loan production exceeded principal repayments and loan sales during the current quarter.
Interest Expense. Interest expense increased $29.6 million, or 86%, to $63.8 million during the current quarter compared to $34.2 million during the quarter ended December 31, 2021. The increase resulted from higher yields on certificates of deposits and borrowed funds.
Interest expense on CDs increased $5.3 million, or 29%, to $23.7 million during the current quarter compared to $18.4 million during the quarter ended December 31, 2021. The increase was attributed to a 35 basis point increase in the average rate paid on CDs to 1.59% for the current quarter from 1.24% for the same quarter last year. Additionally, there was a $28.4 million, or 0.5%, increase in the average balance of CDs to $5.97 billion during the current quarter from $5.94 billion during the same quarter of the prior year. Interest rates were adjusted on deposits in response to changes in market interest rates as well as the rates paid by our competition.
Interest expense on borrowed funds increased $19.0 million, or 127%, to $34.0 million during the current quarter compared to $15.0 million during the quarter ended December 31, 2021. This increase was mainly attributed to a 90 basis point increase in the average rate paid on these funds, to 2.79% for the current quarter from 1.89% for the same quarter last year. In addition, the average balance of borrowed funds increased $1.70 billion, or 53%, to $4.87 billion during the current quarter from an average balance of $3.18 billion during the same quarter of the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $17.4 million to $75.2 million during the current quarter when compared to $57.8 million for the three months ended December 31, 2021. Both the average balance and the yield of interest earning assets increased when compared to the same period last year, which was in addition to an increase in the cost of interest-bearing liabilities when compared to the same period last year. Average interest earning assets during the current quarter increased $1.77 billion, or 13%, when compared to the quarter ended December 31, 2021. The increase in average interest-earning assets was attributed primarily to an increase in the average balances of loans. In addition to the increase in average interest earning assets, the yield on those assets increased 90 basis point to 3.60% from 2.70%, as a result of market interest rate increases. The interest rate spread increased 18 basis points to 1.75% compared to 1.57% during the same quarter last year. The net interest margin increased 26 basis points to 1.95% in the current quarter compared to 1.69% for the same quarter last year.
Provision (Release) for Credit Losses. We recorded a release of the allowance for credit losses on loans and off-balance sheet exposures of $1.0 million during the quarter ended December 31, 2022, compared to a $2.0 million release of allowance for credit losses during the quarter ended December 31, 2021. As delinquencies in the portfolio have been resolved through pay-offs, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Recoveries of amounts charged against the allowance for credit losses occur when collateral values increase and homes are sold or when borrowers repay the amounts previously charged-off. In the current quarter, we recorded net recoveries of $1.7 million compared to net recoveries of $2.0 million in the quarter ended December 31, 2021. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. The allowance for credit losses on loans was $74.5 million, or 0.51% of total amortized cost in loans receivable, at December 31, 2022, compared to $63.6 million or 0.50% of total amortized cost in loans receivable at December 31, 2021. The total allowance for credit losses was $100.6 million at December 31, 2022, compared to $89.2 million at December 31, 2021. Under the CECL methodology, the allowance for credits losses at December 31, 2022 included a $26.1 million liability for unfunded commitments compared to $25.6 million at December 31, 2021. Refer to the Lending Activities section of Item 2. and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.

Non-Interest Income. Non-interest income decreased $3.0 million, or 37%, to $5.2 million during the current quarter compared to $8.2 million during the quarter ended December 31, 2021 mainly as a result of a decrease in the net gain on sale of loans. Activity from the sale of loans decreased $2.2 million to a negligible gain for the current quarter compared to a $2.2 million gain for the same quarter in the prior year. Further, $19.2 million of loan sales during the current quarter compared to $102.0 million of loan sales during the quarter ended December 31, 2021. Loan sale gains have decreased from the prior year, as the rise in longer term market interest rates has impacted our interest rate risk management decision on whether to sell future loans or hold them in portfolio to improve net interest income. The cash surrender value and death benefits from bank owned life insurance decreased $0.7 million to $2.2 million during the quarter ended December 31, 2022 from $2.9 million during the quarter ended December 31, 2021.
Non-Interest Expense. Non-interest expense increased $5.5 million, or 12%, to $53.2 million during the current quarter compared to $47.7 million during the quarter ended December 31, 2021. The increase primarily consisted of a $1.9 million increase in salaries and employee benefits and a $2.1 million increase in marketing expenses.
Income Tax Expense. The provision for income taxes increased $1.7 million to $5.9 million during the current quarter compared to $4.2 million during the quarter ended December 31, 2021 reflecting the higher level of pre-tax income during the more recent period. The provision for the current quarter included $5.3 million of federal income tax provision and $0.6 million of state income tax expense. The provision for the quarter ended December 31, 2021 included $3.7 million of federal income tax provision and $0.5 million of state income tax release. Our effective federal tax rate was 19.3% during the current quarter and 18.7% during the quarter ended December 31, 2021.

Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Cincinnati, borrowings from the FRB-Cleveland Discount Window, overnight Fed Funds through various arrangements with other institutions, proceeds from brokered CD transactions, principal repayments and maturities of securities, and sales of loans.
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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended December 31, 2022, our liquidity ratio averaged 5.51%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2022.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2022, cash and cash equivalents totaled $443.6 million, which represented an increase of 20% from $369.6 million at September 30, 2022.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $473.1 million at December 31, 2022.
During the three-month period ended December 31, 2022, loan sales, including commitments to sell, totaled $19.2 million, which included sales to Fannie Mae, consisting of $14.7 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans and $4.5 million of loans that qualified under Fannie Mae's Home Ready initiative. At December 31, 2022, $12.5 million of long-term, fixed-rate residential first mortgage loans are classified as “held for sale".

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS.
At December 31, 2022, we had $330.9 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $4.23 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of December 31, 2022 totaled $3.23 billion, or 35.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before December 31, 2023. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the three months ended December 31, 2022, we originated $485.5 million of residential mortgage loans, and $112.8 million of commitments for home equity loans and lines of credit, while during the three months ended December 31, 2021, we originated $877.1 million of residential mortgage loans and $499.7 million of commitments for home equity loans and lines of credit. We purchased $40.3 million of securities during the three months ended December 31, 2022, and $65.3 million during the three months ended December 31, 2021. Also during the three months ended December 31, 2022, we purchased $35.3 million of long-term, fixed-rate first mortgage loans.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $92.0 million during the three months ended December 31, 2022, which reflected the active management of the offered rates on maturing CDs, compared to a net decrease of $60.0 million during the three months ended December 31, 2021. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the three months ended December 31, 2022, there was a $74.9 million increase in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $650.1 million at December 31, 2022. At December 31, 2021 the balance of brokered CDs was $496.9 million. Principal and interest owed on loans serviced for others experienced a net decrease of $1.4 million to $28.5 million during the three months ended December 31, 2022 compared to a net decrease of $5.8 million to $35.7 million during the three months ended December 31, 2021. During the three months ended December 31, 2022 we increased our advances from the FHLB of Cincinnati by $194.1 million as we funded: new loan originations, our capital initiatives, and actively managed our liquidity ratio. During the three months ended December 31, 2021, our advances from the FHLB of Cincinnati increased by $88.7 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, and arrangements with other institutions to purchase overnight Fed Funds, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered deposit market. At December 31, 2022 we had $4.84 billion of FHLB of Cincinnati advances, no outstanding borrowings from the FRB-Cleveland Discount Window and $150 million in Fed Funds. During the three months ended December 31, 2022, we had average outstanding advances from the FHLB of Cincinnati of $4.87 billion, as compared to average outstanding advances of $3.18 billion during the three months ended December 31, 2021. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion.

The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

In 2019, a final rule adopted by the federal banking agencies provided banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of the CECL accounting standard. In 2020, as part of its response to the impact of COVID-19, U.S. federal banking regulatory agencies issued a final rule which provides banking organizations that implement CECL during the 2020 calendar year the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period, which the Association and Company have adopted. During the two-year delay, the Association and Company added back to common equity tier 1 capital (“CET1”) 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses. Beginning this quarter the cumulative transitional amounts became fixed and will be phased out of CET1 capital over the subsequent three-year period.

The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At December 31, 2022, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of December 31, 2022, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,651,735	18.33%	$901,019	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,587,039	9.95%	797,148	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,587,039	17.61%	720,815	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,587,039	17.61%	585,662	6.50%
The capital ratios of the Company as of December 31, 2022 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,880,963	20.87%
Tier 1 (Leverage) Capital to Net Average Assets	1,816,267	11.38%
Tier 1 Capital to Risk-Weighted Assets	1,816,267	20.15%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,816,267	20.15%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2022, the Company received a $40 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its CONSOLIDATED STATEMENTS OF CONDITION but reduced the Association's reported capital ratios. At December 31, 2022, the Company had, in the form of cash and a demand loan from the Association, $215.6 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016 and repurchases began on January 6, 2017. There were 4,761,180 shares repurchased under that program between its start date and December 31, 2022. During the three months ended December 31, 2022, the Company repurchased $4.3 million of its common stock.
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
Following the receipt of the members' approval at the July 12, 2022 meeting, Third Federal Savings, MHC filed a notice with, and received the non-objection from the FRB-Cleveland for the proposed dividend waivers. Third Federal Savings, MHC waived its right to receive $0.2825 per share dividend payments on September 20, 2022 and December 13, 2022.
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
During the three months ended December 31, 2022, $19.2 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, to Fannie Mae on a servicing retained basis. At December 31, 2022, $12.5 million of agency-compliant, long term, fixed-rate residential first mortgage loans were classified as "held for sale". Of the agency-compliant loan sales during the three months ended December 31, 2022, $4.5 million were sold under Fannie Mae's Home Ready program, and $14.7 million were sold to Fannie Mae, as described in the next paragraph.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occur and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at December 31, 2022 was $1.95 billion. The swap portfolio's weighted average fixed pay rate was 2.25% and the weighted average remaining term was 3.5 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution's economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at December 31, 2022 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$819,253	$(557,884)	(40.51)%	5.91%	(325)
+200	1,027,657	(349,480)	(25.38)%	7.21%	(195)
+100	1,216,418	(160,719)	(11.67)%	8.30%	(86)
0	1,377,137	—	—%	9.16%	—
-100	1,490,258	113,121	8.21%	9.66%	50
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
The table above indicates that at December 31, 2022, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 25.38% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 8.21% increase in EVE.

The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at December 31, 2022, with comparative information as of September 30, 2022. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

Risk Measure (+200 Basis Points Rate Shock)	At December 31, 2022	At September 30, 2022
Pre-Shock EVE Ratio	9.16%	9.08%
Post-Shock EVE Ratio	7.21%	6.71%
Sensitivity Measure in basis points	(195)	(237)
Percentage Change in EVE	(25.38)%	(29.92)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which seek to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 0.08% improvement in the Pre-Shock EVE Ratio (base valuation) measure at December 31, 2022 when compared to the measure at September 30, 2022. Factors contributing to this improvement included changes in market rates, capital actions by the Association and changes due to business activity. Movement in market interest rates included an increase of 15 basis points for the two-year term, a decrease of 9 basis points for the five-year term and an increase of 5 basis points for the ten-year term. Negatively impacting the Percentage Change in EVE was a $40.0 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets) in comparison to the pace of the addition of duration extending funding sources. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions related to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation, in order that it might most accurately reflect our current circumstances, factors and expectations. As of December 31, 2022, we estimated that our EaR for the 12 months ending December 31, 2023 would increase by 3.07% in the event that market interest rates used in the simulation were adjusted in incremental amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Association uses the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Association continues to calculate instantaneous scenarios, and as of December 31, 2022, we estimated that our EaR for the 12 months ending December 31, 2023, would decrease by 9.34% in the event of an instantaneous 200 basis point increase in market interest rates.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual quarter-end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter-end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At December 31, 2022, the IRR profile as disclosed above was within our internal limits.
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

Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of December 31, 2022, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes in the "Risk Factors" previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 22, 2022 (File No. 001-33390).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)The following table summarizes our stock repurchase activity during the quarter ended December 31, 2022.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
October 1, 2022 through October 31, 2022	105,000	$13.18	105,000	5,448,820
November 1, 2022 through November 30, 2022	105,000	13.90	105,000	5,343,820
December 1, 2022 through December 31, 2022	105,000	14.02	105,000	5,238,820
	315,000	$13.70	315,000

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

At the July 12, 2022 special meeting of members of Third Federal Savings and Loan Association of Cleveland, MHC (the “MHC”), the mutual holding company of TFS Financial Corporation (the “Company”), the members of the MHC (depositors and certain loan customers of Third Federal Savings and Loan Association of Cleveland) voted to approve the MHC’s proposed waiver of dividends, aggregating up to $1.13 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 12, 2023). The members approved the waiver by casting 61% of the total eligible votes. Of the votes cast, 97% were in favor of the proposal. The waiver subsequently received a non-objection by the Federal Reserve Bank of Cleveland. The MHC is the 81% majority shareholder of the Company.

Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Not applicable
Item 6.
(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, filed on February 8, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	February 8, 2023	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	February 8, 2023	/s/ Timothy W. Mulhern
Timothy W. Mulhern
Chief Financial Officer