Form 10-Q
period 2023-03-31
TFS Financial CORP
filed 2023-05-09
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of May 8, 2023, there were 280,329,098 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.0% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

ACL: Allowance for Credit Losses	FRB-Cleveland: Federal Reserve Bank of Cleveland
ACT: Tax Cuts and Jobs Act	Freddie Mac: Federal Home Loan Mortgage Corporation
AOCI: Accumulated Other Comprehensive Income	FRS: Board of Governors of the Federal Reserve System
ARM: Adjustable Rate Mortgage	GAAP: Generally Accepted Accounting Principles
ASC: Accounting Standards Codification	Ginnie Mae: Government National Mortgage Association
ASU: Accounting Standards Update	GVA: General Valuation Allowances
Association: Third Federal Savings and Loan	HARP: Home Affordable Refinance Program
Association of Cleveland	HPI: Home Price Index
BOLI: Bank Owned Life Insurance	IRR: Interest Rate Risk
BTFP: Bank Term Funding Program	IRS: Internal Revenue Service
CDs: Certificates of Deposit	IVA: Individual Valuation Allowance
CECL: Current Expected Credit Losses	LIBOR: London Interbank Offer Rate
CET1: Common Equity Tier 1	LIHTC: Low Income Housing Tax Credit
CFPB: Consumer Financial Protection Bureau	LIP: Loans-in-Process
CLTV: Combined Loan-to-Value	LTV: Loan-to-Value
Company: TFS Financial Corporation and its	MMK: Money Market Account
subsidiaries	OCC: Office of the Comptroller of the Currency
DFA: Dodd-Frank Wall Street Reform and Consumer	OCI: Other Comprehensive Income
Protection Act	OTS: Office of Thrift Supervision
EaR: Earnings at Risk	PMI: Private Mortgage Insurance
EPS: Earnings per Share	PMIC: PMI Mortgage Insurance Co.
ESOP: Third Federal Employee (Associate) Stock	QTL: Qualified Thrift Lender
Ownership Plan	REMICs: Real Estate Mortgage Investment Conduits
EVE: Economic Value of Equity	REO: Real Estate Owned
Fannie Mae: Federal National Mortgage Association	SEC: United States Securities and Exchange Commission
FASB: Financial Accounting Standards Board	SOFR: Secured Overnight Financing Rate
FDIC: Federal Deposit Insurance Corporation	TDR: Troubled Debt Restructuring
FHFA: Federal Housing Finance Agency	Third Federal Savings, MHC: Third Federal Savings
FHLB: Federal Home Loan Bank	and Loan Association of Cleveland, MHC
FICO: Fair Isaac Corporation

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	March 31, 2023	September 30, 2022
ASSETS
Cash and due from banks	$28,468	$18,961
Other interest-earning cash equivalents	392,660	350,603
Cash and cash equivalents	421,128	369,564
Investment securities available for sale (amortized cost $523,580 and $501,597, respectively)	482,576	457,908
Mortgage loans held for sale ($4,398 and $9,661 measured at fair value, respectively)	4,398	9,661
Loans held for investment, net:
Mortgage loans	14,580,410	14,276,478
Other loans	3,868	3,263
Deferred loan expenses, net	53,183	50,221
Allowance for credit losses on loans	(74,138)	(72,895)
Loans, net	14,563,323	14,257,067
Mortgage loan servicing rights, net	7,669	7,943
Federal Home Loan Bank stock, at cost	232,855	212,290
Real estate owned, net	1,165	1,191
Premises, equipment, and software, net	34,529	34,531
Accrued interest receivable	46,399	40,256
Bank owned life insurance contracts	308,339	304,040
Other assets	159,299	95,428
TOTAL ASSETS	$16,261,680	$15,789,879
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$9,002,867	$8,921,017
Borrowed funds	5,204,964	4,793,221
Borrowers’ advances for insurance and taxes	102,888	117,250
Principal, interest, and related escrow owed on loans serviced	27,166	29,913
Accrued expenses and other liabilities	89,319	84,139
Total liabilities	14,427,204	13,945,540
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,329,098 and 280,582,741 outstanding at March 31, 2023 and September 30, 2022, respectively	3,323	3,323
Paid-in capital	1,752,508	1,751,223
Treasury stock, at cost; 51,989,652 and 51,736,009 shares at March 31, 2023 and September 30, 2022, respectively	(775,852)	(771,986)
Unallocated ESOP shares	(29,250)	(31,417)
Retained earnings—substantially restricted	879,046	870,047
Accumulated other comprehensive income	4,701	23,149
Total shareholders’ equity	1,834,476	1,844,339
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,261,680	$15,789,879
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$136,835	$91,125	$266,500	$181,244
Investment securities available for sale	3,455	1,355	6,517	2,315
Other interest and dividend earning assets	7,262	981	13,505	1,992
Total interest and dividend income	147,552	93,461	286,522	185,551
INTEREST EXPENSE:
Deposits	39,876	16,896	69,731	36,147
Borrowed funds	38,408	13,824	72,366	28,819
Total interest expense	78,284	30,720	142,097	64,966
NET INTEREST INCOME	69,268	62,741	144,425	120,585
(RELEASE) FOR CREDIT LOSSES	(1,000)	(1,000)	(2,000)	(3,000)
NET INTEREST INCOME AFTER (RELEASE) FOR CREDIT LOSSES	70,268	63,741	146,425	123,585
NON-INTEREST INCOME:
Fees and service charges, net of amortization	1,924	2,568	3,860	4,972
Net gain on the sale of loans	579	113	596	2,300
Increase in and death benefits from bank owned life insurance contracts	2,123	2,222	4,361	5,133
Other	703	688	1,669	1,340
Total non-interest income	5,329	5,591	10,486	13,745
NON-INTEREST EXPENSE:
Salaries and employee benefits	30,390	26,862	58,793	53,377
Marketing services	6,671	6,551	14,384	12,177
Office property, equipment and software	6,802	6,824	13,602	13,463
Federal insurance premium and assessments	3,488	2,276	6,249	4,288
State franchise tax	1,268	1,237	2,476	2,461
Other expenses	6,955	6,225	13,264	11,882
Total non-interest expense	55,574	49,975	108,768	97,648
INCOME BEFORE INCOME TAXES	20,023	19,357	48,143	39,682
INCOME TAX EXPENSE	4,115	3,512	10,042	7,697
NET INCOME	$15,908	$15,845	$38,101	$31,985
Earnings per share—basic and diluted	$0.06	$0.06	$0.13	$0.11
Weighted average shares outstanding
Basic	277,361,293	277,423,493	277,340,877	277,323,217
Diluted	278,499,145	278,819,539	278,472,705	278,864,945
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income	$15,908	$15,845	$38,101	$31,985
Other comprehensive income (loss), net of tax:
Net change in unrealized (loss) on securities available for sale	4,173	(14,061)	2,212	(17,144)
Net change in cash flow hedges	(22,688)	53,287	(21,052)	73,936
Net change in defined benefit plan obligation	195	82	392	178
Total other comprehensive income (loss)	(18,320)	39,308	(18,448)	56,970
Total comprehensive income (loss)	$(2,412)	$55,153	$19,653	$88,955
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended March 31, 2022
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2021	$3,323	$1,746,992	$(767,457)	$(34,667)	$855,318	$(50,139)	$1,753,370
Net income	—	—	—	—	15,845	—	15,845
Other comprehensive income (loss), net of tax	—	—	—	—	—	39,308	39,308
ESOP shares allocated or committed to be released	—	782	—	1,083	—	—	1,865
Compensation costs for equity incentive plans	—	933	—	—	—	—	933
Purchase of treasury stock (53,059 shares)	—	—	(905)	—	—	—	(905)
Treasury stock allocated to equity incentive plan	—	(118)	58	—	—	—	(60)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,608)	—	(14,608)
Balance at March 31, 2022	$3,323	$1,748,589	$(768,304)	$(33,584)	$856,555	$(10,831)	$1,795,748

	For the Three Months Ended March 31, 2023
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2022	$3,323	$1,751,020	$(775,154)	$(30,334)	$877,713	$23,021	$1,849,589
Net income	—	—	—	—	15,908	—	15,908
Other comprehensive income (loss), net of tax	—	—	—	—	—	(18,320)	(18,320)
ESOP shares allocated or committed to be released	—	435	—	1,084	—	—	1,519
Compensation costs for equity incentive plans	—	1,068	—	—	—	—	1,068
Purchase of treasury stock (46,869 shares)	—	—	(684)	—	—	—	(684)
Treasury stock allocated to equity incentive plan	—	(15)	(14)	—	—	—	(29)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,575)	—	(14,575)
Balance at March 31, 2023	$3,323	$1,752,508	$(775,852)	$(29,250)	$879,046	$4,701	$1,834,476

	For the Six Months Ended March 31, 2022
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2021	$3,323	$1,746,887	$(768,035)	$(35,751)	$853,657	$(67,801)	$1,732,280
Net income	—	—	—	—	31,985	—	31,985
Other comprehensive income (loss), net of tax	—	—	—	—	—	56,970	56,970
ESOP shares allocated or committed to be released	—	1,767	—	2,167	—	—	3,934
Compensation costs for equity incentive plans	—	1,959	—	—	—	—	1,959
Purchase of treasury stock (69,059 shares)	—	—	(1,190)	—	—	—	(1,190)
Treasury stock allocated to equity incentive plan	—	(2,024)	921	—	—	—	(1,103)
Dividends declared to common shareholders ($0.5650 per common share)	—	—	—	—	(29,087)	—	(29,087)
Balance at March 31, 2022	$3,323	$1,748,589	$(768,304)	$(33,584)	$856,555	$(10,831)	$1,795,748

	For the Six Months Ended March 31, 2023
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2022	$3,323	$1,751,223	$(771,986)	$(31,417)	$870,047	$23,149	$1,844,339
Net income	—	—	—	—	38,101	—	38,101
Other comprehensive income (loss), net of tax	—	—	—	—	—	(18,448)	(18,448)
ESOP shares allocated or committed to be released	—	832	—	2,167	—	—	2,999
Compensation costs for equity incentive plans	—	2,219	—	—	—	—	2,219
Purchase of treasury stock (361,869 shares)	—	—	(5,000)	—	—	—	(5,000)
Treasury stock allocated to equity incentive plan	—	(1,766)	1,134	—	—	—	(632)
Dividends declared to common shareholders ($0.5650 per common share)	—	—	—	—	(29,102)	—	(29,102)
Balance at March 31, 2023	$3,323	$1,752,508	$(775,852)	$(29,250)	$879,046	$4,701	$1,834,476
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Six Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,101	$31,985
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	5,218	5,893
Depreciation and amortization	8,736	14,108
Deferred income taxes	(155)	(459)
Provision (release) for credit losses	(2,000)	(3,000)
Net gain on the sale of loans	(596)	(2,300)
Other net (gains) losses	(242)	199
Proceeds from sales of loans held for sale	16,854	26,038
Loans originated and principal repayments on loans for sale	(19,598)	(17,292)
Increase in bank owned life insurance contracts	(4,361)	(4,213)
Net increase in interest receivable and other assets	(18,108)	(5,355)
Net increase (decrease) in accrued expenses and other liabilities	19,277	(4,934)
Net cash provided by operating activities	43,126	40,670
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,552,032)	(2,508,119)
Principal repayments on loans	1,233,000	1,802,538
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	40,961	99,278
Proceeds from sale of:
Loans	17,551	77,313
Real estate owned	253	310
Purchases of:
FHLB stock	(20,565)	—
Securities available for sale	(63,722)	(145,488)
Premises and equipment	(2,463)	(665)
Other	88	1,467
Net cash used in investing activities	(346,929)	(673,366)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	78,161	15,532
Net decrease in borrowers' advances for insurance and taxes	(14,362)	(14,434)
Net decrease in principal and interest owed on loans serviced	(2,747)	(8,442)
Net increase in short-term borrowed funds	275,000	215,000
Net increase (decrease) in Fed Funds purchased	(225,000)	—
Proceeds from long-term borrowed funds	350,000	250,000
Repayment of long-term borrowed funds	(1,739)	(2,123)
Cash collateral/settlements received from (provided to) derivative counterparties	(69,135)	91,032
Acquisition of treasury shares	(5,632)	(2,326)
Dividends paid to common shareholders	(29,179)	(29,198)
Net cash provided by financing activities	355,367	515,041
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,564	(117,655)
CASH AND CASH EQUIVALENTS—Beginning of period	369,564	488,326
CASH AND CASH EQUIVALENTS—End of period	$421,128	$370,671
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$66,428	$36,897
Cash paid for interest on borrowed funds	78,058	8,430
Cash paid (received) for interest on interest rate swaps	(14,237)	21,214
Cash paid for income taxes	12,310	13,668
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	295	73
Transfer of loans from held for investment to held for sale	17,466	75,432
Transfer of loans from held for sale to held for investment	8,433	16,075
Treasury stock issued for stock benefit plans	1,765	2,098
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering and, to a much lesser extent, other financial services. As of March 31, 2023, approximately 81.0% of the Company’s outstanding shares were owned by the federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at March 31, 2023, and its consolidated results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
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

2.EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At March 31, 2023 and 2022, respectively, the ESOP held 2,925,041 and 3,358,381 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended March 31,
	2023			2022
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$15,908			$15,845
Less: income allocated to restricted stock units	385			368
Basic earnings per share:
Income available to common shareholders	15,523	277,361,293	$0.06	15,477	277,423,493	$0.06
Diluted earnings per share:
Effect of dilutive potential common shares		1,137,852			1,396,046
Income available to common shareholders	$15,523	278,499,145	$0.06	$15,477	278,819,539	$0.06

	For the Six Months Ended March 31,
	2023			2022
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$38,101			$31,985
Less: income allocated to restricted stock units	775			737
Basic earnings per share:
Income available to common shareholders	37,326	277,340,877	$0.13	31,248	277,323,217	$0.11
Diluted earnings per share:
Effect of dilutive potential common shares		1,131,828			1,541,728
Income available to common shareholders	$37,326	278,472,705	$0.13	$31,248	278,864,945	$0.11

The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Options to purchase shares	2,043,575	407,900	2,043,944	407,900
Restricted and performance stock units	63,937	50,000	57,669	—

3.INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below. Accrued interest in the periods presented is $1,289 and $1,122 as of March 31, 2023 and September 30, 2022, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.

	March 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$518,589	$240	$(40,834)	$477,995
Fannie Mae certificates	941	13	(3)	951
U.S. government and agency obligations	4,050	—	(420)	3,630
Total	$523,580	$253	$(41,257)	$482,576

	September 30, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$496,529	$1	$(43,262)	$453,268
Fannie Mae certificates	1,011	14	(4)	1,021
U.S. government and agency obligations	4,057	—	(438)	3,619
Total	$501,597	$15	$(43,704)	$457,908
 The following is a summary of our securities portfolio by the period remaining until contractual maturity and yield at March 31, 2023. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields are not presented on a tax-equivalent basis and are calculated by multiplying each carry value by its yield and dividing the sum of these results by the total carry values. We did not hold any tax-exempt securities.

	March 31, 2023			September 30, 2022
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Less than one year	$138	$135	1.85%	$—	$—	—%
One to five years	12,444	11,793	2.09	15,476	14,775	2.06
Five to ten years	36,524	34,761	2.37	38,927	37,204	2.30
Ten years or greater	474,474	435,887	2.73	447,194	405,929	2.25
Total	$523,580	$482,576	2.69%	$501,597	$457,908	2.25%

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at March 31, 2023 and September 30, 2022, were as follows:

	March 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$106,418	$2,271	$327,377	$38,563	$433,795	$40,834
Fannie Mae certificates	118	3	—	—	118	3
U.S. government and agency obligations	—	—	3,630	420	3,630	420
Total	$106,536	$2,274	$331,007	$38,983	$437,543	$41,257

	September 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$261,795	$17,260	$190,739	$26,002	$452,534	$43,262
Fannie Mae certificates	217	4	—	—	217	4
U.S. government and agency obligations	3,619	438	—	—	3,619	438
Total	$265,631	$17,702	$190,739	$26,002	$456,370	$43,704
The unrealized losses on investment securities were attributable to an increase in interest rates. The investment portfolio is comprised entirely of securities issued by U.S. government entities and agencies, which support an expectation of zero loss estimates since principal and interest payments due on these securities carry the full faith and credit guaranty of the U.S.

government. In addition, the U.S. Treasury Department established financing agreements in 2008 to ensure Fannie Mae and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.
Since the decline in value is attributable to an increase in interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities prior to recovery of the amortized cost, the Company did not record an allowance for credit losses at of March 31, 2023.

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	March 31, 2023	September 30, 2022
Real estate loans:
Residential Core	$11,752,274	$11,539,859
Residential Home Today	49,795	53,255
Home equity loans and lines of credit	2,723,878	2,633,878
Construction	88,319	121,759
Real estate loans	14,614,266	14,348,751
Other loans	3,868	3,263
Add (deduct):
Deferred loan expenses, net	53,183	50,221
Loans in process	(33,856)	(72,273)
Allowance for credit losses on loans	(74,138)	(72,895)
Loans held for investment, net	$14,563,323	$14,257,067
Loans are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses. Accrued interest is $45,099 and $39,124 as of March 31, 2023 and September 30, 2022, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. As of March 31, 2023 and September 30, 2022, the percentage of aggregate Residential Core, Home Today and Construction loans secured by properties in Ohio was 57% and 56%, respectively, and the percentage of loans secured by properties in Florida was 18%, as of both dates. As of March 31, 2023 and September 30, 2022, home equity loans and lines of credit were concentrated in the states of Ohio (26% and 27% respectively), Florida (21% and 20% respectively), and California (17% and 16% respectively).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to periodic rate adjustments caps and various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $4,734,075 and $4,668,089 at March 31, 2023 and September 30, 2022, respectively.
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
Loans held for sale include loans originated with the intent to sell which are generally priced in alignment with secondary market pricing and may be subject to loan level pricing adjustments. Additionally, loans originated for the held for investment portfolio may later be identified for sale and transferred to the held for sale portfolio, which may include loans originated within the parameters of programs established by Fannie Mae. During the three and six months ended March 31, 2023 and March 31, 2022, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At March 31, 2023 and September 30, 2022, respectively, mortgage loans held for sale totaled $4,398 and $9,661. During the three and six months ended March 31, 2023, the principal balance of loans sold was $15,381 and $34,563 (including loans in contracts pending settlement) compared to $0 and $101,666 (including contracts pending settlement) during the three and six months ended March 31, 2022. During the three and six months ended March 31, 2023, the amortized cost of loans originated as held for sale that were subsequently transferred to the held for investment portfolio was $8,433, as compared to $16,075 during the three and six months ended March 31, 2022.
DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at March 31, 2023 and September 30, 2022 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
March 31, 2023
Real estate loans:
Residential Core	$3,133	$3,053	$8,100	$14,286	$11,758,704	$11,772,990
Residential Home Today	1,119	373	1,003	2,495	46,836	49,331
Home equity loans and lines of credit	3,016	1,220	2,898	7,134	2,750,362	2,757,496
Construction	—	—	—	—	53,776	53,776
Total real estate loans	7,268	4,646	12,001	23,915	14,609,678	14,633,593
Other loans	—	—	—	—	3,868	3,868
Total	$7,268	$4,646	$12,001	$23,915	$14,613,546	$14,637,461

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2022
Real estate loans:
Residential Core	$2,725	$1,491	$9,281	$13,497	$11,545,784	$11,559,281
Residential Home Today	1,341	770	861	2,972	49,836	52,808
Home equity loans and lines of credit	1,599	796	2,321	4,716	2,661,416	2,666,132
Construction	—	—	—	—	48,478	48,478
Total real estate loans	5,665	3,057	12,463	21,185	14,305,514	14,326,699
Other loans	—	—	—	—	3,263	3,263
Total	$5,665	$3,057	$12,463	$21,185	$14,308,777	$14,329,962
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
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative or individual valuation allowance, primarily because they have already been collaterally reviewed and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. Balances are adjusted for deferred loan fees and expenses. There are no loans 90 or more days past due and still accruing at March 31, 2023 or September 30, 2022.

	March 31, 2023		September 30, 2022
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$17,296	$20,351	$20,995	$22,644
Residential Home Today	5,109	5,461	5,753	6,037
Home equity loans and lines of credit	5,930	6,884	6,668	6,925
Total non-accrual loans	$28,335	$32,696	$33,416	$35,606
At March 31, 2023 and September 30, 2022, respectively, the amortized cost in non-accrual loans includes $20,705 and $23,159 which are performing according to the terms of their agreement, of which $11,695 and $13,526 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. At March 31, 2023 and September 30, 2022, real estate loans include $8,086 and $9,833, respectively, of loans that were in the process of foreclosure.
Interest on loans in accrual status is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $196 and $359 for the three and six months ended March 31, 2023 and $250 and $436 for three and six months ended March 31, 2022, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a TDR that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.

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
At March 31, 2023 and September 30, 2022, respectively, allowances on individually reviewed TDRs (IVAs), evaluated for credit losses based on the present value of cash flows, were $9,947 and $10,284. All other individually evaluated loans received a charge-off, if applicable.
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
Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors, are recognized when forecasted economic data used in the model differs from management's view or contains significant unobservable changes within a short period, particularly when those changes are directionally positive. Identifiable model limitations may also lead to qualitative adjustments, such as those made to reflect the expected recovery of loan amounts previously charged-off, beyond what the model is able to project. The qualitative adjustments resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. The net qualitative adjustment at March 31, 2023 was a net reduction of $9,831. Adjustments are evaluated quarterly based on current facts and circumstances.

	For the Three Months Ended March 31, 2023
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$54,498	$(924)	$(92)	$290	$53,772
Residential Home Today	(985)	(738)	(71)	582	(1,212)
Home equity loans and lines of credit	20,583	154	(431)	926	21,232
Construction	381	(35)	—	—	346
Total real estate loans	$74,477	$(1,543)	$(594)	$1,798	$74,138
Total Unfunded Loan Commitments (1)	$26,110	$543	$—	$—	$26,653
Total Allowance for Credit Losses	$100,587	$(1,000)	$(594)	$1,798	$100,791

	For the Three Months Ended March 31, 2022
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$44,472	$980	$(132)	$1,149	$46,469
Residential Home Today	(94)	(1,561)	(94)	899	(850)
Home equity loans and lines of credit	18,852	(1,313)	(374)	1,260	18,425
Construction	346	(66)	—	—	280
Total real estate loans	$63,576	$(1,960)	$(600)	$3,308	$64,324
Total Unfunded Loan Commitments (1)	$25,641	$960	$—	$—	$26,601
Total Allowance for Credit Losses	$89,217	$(1,000)	$(600)	$3,308	$90,925

Activity in the allowance for credit losses by portfolio segment is summarized as follows. See Note 11. LOAN COMMITMENTS AND CONTINGENT LIABILITIES for further details on the allowance for unfunded commitments.

	For the Six Months Ended March 31, 2023
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$53,506	$(132)	$(206)	$604	$53,772
Residential Home Today	(997)	(1,244)	(243)	1,272	(1,212)
Home equity loans and lines of credit	20,032	(248)	(559)	2,007	21,232
Construction	354	(8)	—	—	346
Total real estate loans	$72,895	$(1,632)	$(1,008)	$3,883	$74,138
Total Unfunded Loan Commitments (1)	$27,021	$(368)	$—	$—	$26,653
Total Allowance for Credit Losses	$99,916	$(2,000)	$(1,008)	$3,883	$100,791
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
The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade as of the dates presented. Revolving loans reported at amortized cost include home equity lines of credit currently in their draw period. Revolving loans converted to term are home equity lines of credit that are in repayment. Home equity loans and bridge loans are segregated by origination year. Loans, or the portions of loans, classified as loss are fully charged-off in the period in which they are determined to be uncollectible; therefore they are not included in the following table. No Home Today loans are classified Special Mention and all construction loans are classified Pass for both periods presented. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2023	2022	2021	2020	2019	Prior			Total
March 31, 2023
Real estate loans:
Residential Core
Pass	$763,923	$3,256,297	$2,163,694	$1,419,047	$597,387	$3,543,068	$—	$—	$11,743,416
Special Mention	—	—	—	—	107	1,205	—	—	1,312
Substandard	—	197	1,514	1,940	1,621	22,990	—	—	28,262
Total Residential Core	763,923	3,256,494	2,165,208	1,420,987	599,115	3,567,263	—	—	11,772,990
Residential Home Today (1)
Pass	—	—	—	—	—	42,615	—	—	42,615
Substandard	—	—	—	—	—	6,716	—	—	6,716
Total Residential Home Today	—	—	—	—	—	49,331	—	—	49,331
Home equity loans and lines of credit
Pass	79,545	81,091	27,322	8,208	6,991	15,712	2,450,655	74,817	2,744,341
Special Mention	—	—	116	—	35	135	2,922	554	3,762
Substandard	—	—	147	101	1	123	3,448	5,573	9,393
Total Home equity loans and lines of credit	79,545	81,091	27,585	8,309	7,027	15,970	2,457,025	80,944	2,757,496
Total Construction	6,762	46,507	507	—	—	—	—	—	53,776
Total real estate loans
Pass	850,230	3,383,895	2,191,523	1,427,255	604,378	3,601,395	2,450,655	74,817	14,584,148
Special Mention	—	—	116	—	142	1,340	2,922	554	5,074
Substandard	—	197	1,661	2,041	1,622	29,829	3,448	5,573	44,371
Total real estate loans	$850,230	$3,384,092	$2,193,300	$1,429,296	$606,142	$3,632,564	$2,457,025	$80,944	$14,633,593
(1) No new originations of Home Today loans since fiscal 2016.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term
	By fiscal year of origination
	2022	2021	2020	2019	2018	Prior			Total
September 30, 2022
Real estate loans:
Residential Core
Pass	$3,349,200	$2,251,075	$1,488,763	$629,090	$665,116	$3,141,907	$—	$—	$11,525,151
Special Mention	—	292	—	108	464	816	—	—	1,680
Substandard	—	1,195	3,188	1,142	1,883	25,042	—	—	32,450
Total Residential Core	3,349,200	2,252,562	1,491,951	630,340	667,463	3,167,765	—	—	11,559,281
Residential Home Today (1)
Pass	—	—	—	—	—	45,408	—	—	45,408
Substandard	—	—	—	—	—	7,400	—	—	7,400
Total Residential Home Today	—	—	—	—	—	52,808	—	—	52,808
Home equity loans and lines of credit
Pass	98,904	30,614	9,204	8,036	6,965	11,247	2,400,095	89,448	2,654,513
Special Mention	—	191	—	—	—	—	898	640	1,729
Substandard	—	—	54	20	19	127	2,996	6,674	9,890
Total Home equity loans and lines of credit	98,904	30,805	9,258	8,056	6,984	11,374	2,403,989	96,762	2,666,132
Total Construction	37,810	10,668	—	—	—	—	—	—	48,478
Total real estate loans
Pass	3,485,914	2,292,357	1,497,967	637,126	672,081	3,198,562	2,400,095	89,448	14,273,550
Special Mention	—	483	—	108	464	816	898	640	3,409
Substandard	—	1,195	3,242	1,162	1,902	32,569	2,996	6,674	49,740
Total real estate loans	$3,485,914	$2,294,035	$1,501,209	$638,396	$674,447	$3,231,947	$2,403,989	$96,762	$14,326,699
(1) No new originations of Home Today loans since fiscal 2016.
The home equity lines of credit converted from revolving to term loans during the three and six months ended March 31, 2023 totaled $562 and $938 and during the three and six months ended March 31, 2022 totaled $212 and $252, respectively. The amount of conversions to term loans is expected to remain low for several years since the length of the draw period on new originations changed from five to ten years in 2016.
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
At March 31, 2023 and September 30, 2022, respectively, $75,152 and $75,904 of TDRs individually evaluated for credit loss have adequately performed under the terms of the restructuring and are classified as Pass loans.
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At March 31, 2023 and September 30, 2022, no other loans were graded as non-performing.
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

The amortized cost in TDRs by category as of March 31, 2023 and September 30, 2022 is shown in the tables below.

March 31, 2023	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$29,716	$17,310	$9,889	$56,915
Residential Home Today	9,898	10,791	1,828	22,517
Home equity loans and lines of credit	21,715	2,599	1,063	25,377
Total	$61,329	$30,700	$12,780	$104,809

September 30, 2022	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$30,071	$17,583	$10,896	$58,550
Residential Home Today	10,359	11,485	1,995	23,839
Home equity loans and lines of credit	22,636	2,743	1,268	26,647
Total	$63,066	$31,811	$14,159	$109,036
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
For all TDRs restructured during the three and six months ended March 31, 2023 and March 31, 2022 (set forth in the tables below), the pre-restructured outstanding amortized cost was not materially different from the post-restructured outstanding amortized cost.
The following tables set forth the amortized cost in TDRs restructured during the periods presented.

	For the Three Months Ended March 31, 2023
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$593	$554	$264	$1,411
Residential Home Today	181	171	29	381
Home equity loans and lines of credit	72	74	—	146
Total	$846	$799	$293	$1,938

	For the Three Months Ended March 31, 2022
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$1,991	$575	$202	$2,768
Residential Home Today	65	253	38	356
Home equity loans and lines of credit	217	67	100	384
Total	$2,273	$895	$340	$3,508

	For the Six Months Ended March 31, 2023
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$2,030	$981	$626	$3,637
Residential Home Today	182	365	29	576
Home equity loans and lines of credit	406	74	—	480
Total	$2,618	$1,420	$655	$4,693

	For the Six Months Ended March 31, 2022
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$2,701	$754	$510	$3,965
Residential Home Today	196	466	50	712
Home equity loans and lines of credit	239	98	144	481
Total	$3,136	$1,318	$704	$5,158

The tables below summarize information about TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the periods presented.

	For the Three Months Ended March 31,
	2023		2022
TDRs That Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Residential Core	2	$214	6	$851
Residential Home Today	3	73	7	99
Home equity loans and lines of credit	1	58	1	149
Total	6	$345	14	$1,099

	For the Six Months Ended March 31,
	2023		2022
TDRs That Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Residential Core	2	$214	6	$851
Residential Home Today	4	100	7	99
Home equity loans and lines of credit	1	58	1	149
Total	7	$372	14	$1,099

5.DEPOSITS
Deposit account balances are summarized as follows:

	March 31, 2023	September 30, 2022
Checking accounts	$1,120,226	$1,210,035
Savings accounts, excluding money market accounts	1,434,869	1,364,821
Money market accounts	373,033	481,650
Certificates of deposit	6,069,200	5,862,274
	8,997,328	8,918,780
Accrued interest	5,539	2,237
Total deposits	$9,002,867	$8,921,017

The aggregate amount of CDs in denominations of more than $250 was $813,724 and $733,301 at March 31, 2023, and September 30, 2022, respectively. In accordance with the DFA, the maximum amount of deposit insurance is $250 per depositor for each account ownership category.
Brokered certificates of deposits (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $556,796 at March 31, 2023, and $575,236 at September 30, 2022. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at March 31, 2023 and September 30, 2022, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
At March 31, 2023, the Association had a maximum borrowing capacity of $9,460,683, of which $5,204,964 was outstanding. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati, as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. The Association also has the ability to purchase Fed Funds through arrangements with other institutions. Finally, the ability to borrow from the FRB-Cleveland Discount Window is available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio.
Total borrowings at March 31, 2023 are summarized in the table below:

	Borrowing Capacity	Borrowings Available	Borrowings Outstanding
FHLB	$8,623,777	$3,438,780	$5,184,997
FRB Cleveland	146,906	146,906	—
Fed Funds Purchased	690,000	690,000	—
Subtotal	$9,460,683	$4,275,686	5,184,997
Accrued Interest			19,967
Total Borrowings			$5,204,964
Maturities of borrowings at March 31, 2023 are summarized in the table below.

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$1,000,000	3.38%
13 to 24 months	1,000,000	2.01
25 to 36 months	700,000	2.28
37 to 48 months	775,683	2.75
49 to 60 months	752,542	3.55
Over 60 months	956,772	3.37
Total Advances	5,184,997	2.90%
Accrued interest	19,967
Total	$5,204,964
All borrowings have fixed rates during their term ranging up to 240 months. Interest is payable monthly for long-term advances and at maturity for FHLB swap based three-month and overnight advances. The table above reflects the effective maturities and fixed interest rates of the $3,025,000 of short-term FHLB advances that are tied to interest rate swaps discussed in Note 13. DERIVATIVE INSTRUMENTS.
For the three and six month periods ended March 31, 2023 and March 31, 2022, net interest expense related to short-term borrowings was $28,677 and $53,275, and $10,837 and $23,040, respectively.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	March 31, 2023				March 31, 2022
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(35,860)	$70,519	$(11,638)	$23,021	$(2,122)	$(37,561)	$(10,456)	$(50,139)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(2,594) and $9,547	4,173	(12,992)	—	(8,819)	(14,061)	46,340	(14)	32,265
Amounts reclassified, net of tax expense (benefit) of $(2,795) and $2,036	—	(9,696)	195	(9,501)	—	6,947	96	7,043
Other comprehensive income (loss)	4,173	(22,688)	195	(18,320)	(14,061)	53,287	82	39,308
Balance at end of period	$(31,687)	$47,831	$(11,443)	$4,701	$(16,183)	$15,726	$(10,374)	$(10,831)

	For the Six Months Ended				For the Six Months Ended
	March 31, 2023				March 31, 2022
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(33,899)	$68,883	$(11,835)	$23,149	$961	$(58,210)	$(10,552)	$(67,801)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(1,020) and $12,277	2,212	(6,217)	—	(4,005)	(17,144)	58,610	(14)	41,452
Amounts reclassified, net of tax expense (benefit) of $(4,222) and $4,486	—	(14,835)	392	(14,443)	—	15,326	192	15,518
Other comprehensive income (loss)	2,212	(21,052)	392	(18,448)	(17,144)	73,936	178	56,970
Balance at end of period	$(31,687)	$47,831	$(11,443)	$4,701	$(16,183)	$15,726	$(10,374)	$(10,831)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended March 31,		For the Six Months Ended March 31,		Line Item in the Consolidated Statements of Income
	2023	2022	2023	2022
Cash flow hedges:
Interest (income) expense	$(12,551)	$8,955	$(19,175)	$19,756	Interest expense
Net income tax effect	2,855	(2,008)	4,340	(4,430)	Income tax expense
Net of income tax expense	(9,696)	6,947	(14,835)	15,326

Amortization of defined benefit plan:
Actuarial loss	255	124	510	248	(a)
Net income tax effect	(60)	(28)	(118)	(56)	Income tax expense
Net of income tax expense	195	96	392	192

Total reclassifications for the period	$(9,501)	$7,043	$(14,443)	$15,518

(a) This item is included in the computation of net periodic pension cost. See Note 9. DEFINED BENEFIT PLAN for additional disclosure.

8.    INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and city jurisdictions. The Company’s combined federal and state effective income tax rate was 20.9% and 19.4% for the six months ended March 31, 2023 and March 31, 2022, respectively. The increase in the effective tax rate is primarily due to excess tax deficiencies associated with equity compensation during the six months ended March 31, 2023 compared to excess tax benefits in the six months ended March 31, 2022, as well as an increase in state tax rates for the current year.
The Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2019. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the six months ended March 31, 2023 and March 31, 2022.

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

The components of net periodic cost recognized in other non-interest expense in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Interest cost	$831	$610	$1,662	$1,221
Expected return on plan assets	(968)	(1,301)	(1,936)	(2,602)
Amortization of net loss	255	124	510	248
Net periodic (benefit) cost	$118	$(567)	$236	$(1,133)
There were no required minimum employer contributions during the six months ended March 31, 2023. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2023.

10.    EQUITY INCENTIVE PLAN
In December 2022, 174,550 restricted stock units were granted to certain directors, officers and managers of the Company and 102,000 performance share units were granted to certain officers of the Company. During the six months ended March 31, 2023, there were 4,394 performance shares earned and added to those granted in December 2020, according to the targeted performance formula. The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented. There was no stock option expense for either period presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Restricted stock units expense	807	748	1,748	1,646
Performance share units expense	261	185	471	313
Total stock-based compensation expense	$1,068	$933	$2,219	$1,959
At March 31, 2023, 2,330,075 shares were subject to vested options, with a weighted average exercise price of $15.18 per share and a weighted average grant date fair value of $2.54 per share. At March 31, 2023, 575,286 restricted stock units and 218,071 performance share units with a weighted average grant date fair value of $16.50 and $15.87 per unit, respectively, are unvested. Expected future compensation expense relating to the 1,341,034 restricted stock units and 218,071 performance share units outstanding as of March 31, 2023 is $4,238 over a weighted average period of 2.3 years and $1,985 over a weighted average period of 2.2 years, respectively. Each unit is equivalent to one share of common stock.

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

At March 31, 2023, the Company had commitments to originate loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$93,199	$530
Adjustable-rate mortgage loans	95,820	403
Home equity loans and lines of credit	160,897	2,058
Total	$349,916	$2,991
At March 31, 2023, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$4,410,617	$23,403
Construction loans	33,856	259
Total	$4,444,473	$23,662
At March 31, 2023, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $4,436,222.
At March 31, 2023 and September 30, 2022, the Company had $12,980 and $0, respectively, in commitments to sell mortgage loans.
At March 31, 2023 and September 30, 2022, the Company had $55,499 and $0, respectively, in commitments to purchase mortgage loans.
The above commitments are expected to be funded through normal operations.
The Company is undergoing an escheat audit covering Ohio, Kentucky and Florida. Any potential loss that may result from this matter is not reasonably estimable at March 31, 2023.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At March 31, 2023 and September 30, 2022, there were no pending agency contracts held for sale. There was a net loss of $0 on the sale of loans for all periods during the three and six months ending March 31, 2023 and March 31, 2022, related to the changes in fair value of loans held for sale during the period in which loans were subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2023 and September 30, 2022, respectively, this includes $482,576 and $457,908 of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations, that can include items issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.

Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At March 31, 2023 and September 30, 2022, there were $4,398 and $9,661, respectively of loans held for sale measured at fair value. At March 31, 2023 and September 30, 2022 there were no loans carried at cost. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Loans held for investment that have been restructured in TDRs, are performing according to the restructured terms of the loan agreement and not evaluated based on collateral are individually evaluated for credit loss using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At March 31, 2023 and September 30, 2022, respectively, this included $76,177 and $76,692 in amortized cost of TDRs with related allowances for loss of $9,947 and $10,284.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at March 31, 2023 and September 30, 2022 were $1,165 and $1,191, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At March 31, 2023 and September 30, 2022, these adjustments were not significant to reported fair values. At March 31, 2023 and September 30, 2022, respectively, $1,339 and $1,192 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis, where the cost basis equals or exceeds the estimated fair values, less estimated costs to dispose, of $174 and $156, respectively. Real estate owned includes $0 and $155 of properties carried at their original or adjusted cost basis at March 31, 2023 and September 30, 2022, respectively.
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

Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at March 31, 2023 and September 30, 2022 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	March 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$477,995	$—	$477,995	$—
Fannie Mae certificates	951	—	951	—
U.S. government and agency obligations	3,630	—	3,630	—
Total	$482,576	$—	$482,576	$—
Liabilities
Derivatives:
Interest rate lock commitments	$23	$—	$—	$23
Forward commitments for the sale of mortgage loans	76	—	76	—
Total	$99	$—	$76	$23

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$453,268	$—	$453,268	$—
Fannie Mae certificates	1,021	—	1,021	—
U.S. government and agency obligations	3,619	—	3,619	—
Total	$457,908	$—	$457,908	$—
Liabilities
Derivatives:
Interest rate lock commitments	$333	$—	$—	$333
Total	$333	$—	$—	$333
The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Beginning balance	$(29)	$247	$(333)	$525
(Loss)/Gain during the period due to changes in fair value:
Included in other non-interest income	6	—	310	(278)
Ending balance	$(23)	$247	$(23)	$247
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$(23)	$247	$(23)	$247

Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	March 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$40,181	$—	$—	$40,181
Mortgage loans held for sale	4,398	—	4,398	—
Real estate owned(1)	1,339	—	—	1,339
Total	$45,918	$—	$4,398	$41,520

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$47,121	$—	$—	$47,121
Mortgage loans held for sale	9,661	—	9,661	—
Real estate owned(1)	1,192	—	—	1,192
Total	$57,974	$—	$9,661	$48,313
(1)Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments include mortgage origination applications .

	Fair Value
	March 31, 2023	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$40,181	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	4.7%

Interest rate lock commitments	$(23)	Quoted Secondary Market pricing	Closure rate	0	-	100%	85.2%

	Fair Value
	September 30, 2022	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$47,121	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	4.7%

Interest rate lock commitments	$(333)	Quoted Secondary Market pricing	Closure rate	0	-	100%	93.7%

The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	March 31, 2023
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$28,468	$28,468	$28,468	$—	$—
Interest-earning cash equivalents	392,660	392,660	392,660	—	—
Investment securities available for sale	482,576	482,576	—	482,576	—
Mortgage loans held for sale	4,398	4,398	—	4,398	—
Loans, net:
Mortgage loans held for investment	14,559,455	13,548,453	—	—	13,548,453
Other loans	3,868	3,868	—	—	3,868
Federal Home Loan Bank stock	232,855	232,855	N/A	—	—
Accrued interest receivable	46,399	46,399	—	46,399	—
Cash collateral received from or held by counterparty	68,295	68,295	68,295	—	—
Liabilities:
Checking and passbook accounts	$2,928,128	$2,928,128	$—	$2,928,128	$—
Certificates of deposit	6,074,739	5,976,256	—	5,976,256	—
Borrowed funds	5,204,964	5,234,815	—	5,234,815	—
Borrowers’ advances for insurance and taxes	102,888	102,888	—	102,888	—
Principal, interest and escrow owed on loans serviced	27,166	27,166	—	27,166	—
Derivatives	99	99	—	76	23

	September 30, 2022
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$18,961	$18,961	$18,961	$—	$—
Interest-earning cash equivalents	350,603	350,603	350,603	—	—
Investment securities available for sale	457,908	457,908	—	457,908	—
Mortgage loans held for sale	9,661	9,661	—	9,661	—
Loans, net:
Mortgage loans held for investment	14,253,804	13,106,346	—	—	13,106,346
Other loans	3,263	3,263	—	—	3,263
Federal Home Loan Bank stock	212,290	212,290	N/A	—	—
Accrued interest receivable	40,256	40,256	—	40,256	—
Cash collateral received from or held by counterparty	26,045	26,045	26,045	—	—
Liabilities:
Checking and passbook accounts	$3,056,506	$3,056,506	$—	$3,056,506	$—
Certificates of deposit	5,864,511	5,733,418	—	5,733,418	—
Borrowed funds	4,793,221	4,734,377	—	4,734,377	—
Borrowers’ advances for insurance and taxes	117,250	117,250	—	117,250	—
Principal, interest and escrow owed on loans serviced	29,913	29,913	—	29,913	—
Derivatives	333	333	—	—	333

Presented below is a discussion of the valuation techniques and inputs used by the Company to estimate fair value.
Cash and Due from Banks, Interest-Earning Cash Equivalents, Cash Collateral Received from or Held by Counterparty— The carrying amount is a reasonable estimate of fair value.
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
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at March 31, 2023.
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

	March 31, 2023
			Weighted Average
	Notional Value	Fair Value	Term (years)	Fixed-Rate Payments
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets
LIBOR swaps (1)	$1,425,000	$—	2.4	1.86%
SOFR swaps (2)	725,000	—	5.0	3.39
Other Liabilities
SOFR swaps (2)	875,000	$—	5.6	3.66
Total cash flow hedges: Interest rate swaps	$3,025,000	$—	3.9	2.75%

	September 30, 2022
			Weighted Average
	Notional Value	Fair Value	Term (years)	Fixed-Rate Payments
Cash flow hedges: Interest rate swaps
Other Assets
LIBOR swaps (1)	$1,550,000	$—	2.7	1.88%
Total cash flow hedges: Interest rate swaps	$1,550,000	$—	2.7	1.88%
(1) LIBOR swap contracts that remain outstanding at July 2023 will transition to a SOFR-based rate.
(2) All swap contracts entered into after October 1, 2022 are based on a SOFR-based rate.

	March 31, 2023		September 30, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Liabilities	$10,682	$(23)	$9,170	$(333)
Forward Commitments for the sale of mortgage loans
Other Liabilities	12,980	(76)	—	—
Total derivatives not designated as hedging instruments	$23,662	$(99)	$9,170	$(333)

The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

		Three Months Ended		Six Months Ended
	Location of Gain or (Loss)	March 31,		March 31,
	Recognized in Income	2023	2022	2023	2022
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$(16,814)	$59,932	$(7,710)	$75,825
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	12,551	(8,955)	19,175	(19,756)

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$6	$—	$310	$(278)
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	(76)	22	(76)	—

The Company estimates that $59,297 of the amounts reported in AOCI will be reclassified as a reduction to interest expense during the twelve months ending March 31, 2024.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. At March 31, 2023 and September 30, 2022, there was $68,295 and $26,045, respectively, included in other assets related to initial margin requirements held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

14.    RECENT ACCOUNTING PRONOUNCEMENTS

Issued but not yet adopted as of March 31, 2023
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323). The amendments in this update expand the proportional amortization method, by election, to account for all investments made primarily for the purpose of receiving income tax credits or other tax benefits. Previously, this accounting method was only allowed for low-income housing tax credit investments. This update is effective for fiscal years beginning after December 15, 2023, with early adoption permitted in any interim period. The Company plans to adopt this update effective April 1, 2023 and consider the provisions on future tax credit investments, should they occur. This update is not expected to have an immediate impact on our consolidated financial condition or results of operations.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326). The amendments in this update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when the borrower is experiencing financial difficulty. This will be done by applying the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, this amendment requires that an entity disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. This update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact that this accounting guidance may have on its consolidated financial condition or results of operations. The Company plans to adopt this guidance as of October 1, 2023.

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

●	decreased demand for our products and services and lower revenue and earnings because of a recession or other events;
●	changes in consumer spending, borrowing and savings habits;
●	adverse changes and volatility in the securities markets, credit markets or real estate markets;
●	our ability to manage market risk, credit risk, liquidity risk, reputational risk, regulatory risk and compliance risk;
●	our ability to access cost-effective funding;
●	legislative or regulatory changes that adversely affect our business, including changes in regulatory costs and capital requirements and changes related to our ability to pay dividends and the ability of Third Federal Savings, MHC to waive dividends;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board;
●	the adoption of implementing regulations by a number of different regulatory bodies, and uncertainty in the exact nature, extent and timing of such regulations and the impact they will have on us;
●	our ability to enter new markets successfully and take advantage of growth opportunities;
●	the continuing governmental efforts to restructure the U.S. financial and regulatory system;
●	future adverse developments concerning Fannie Mae or Freddie Mac;
●	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury, the Federal Reserve System, Fannie Mae, the OCC, FDIC, and others;
●	the ability of the U.S. Government to remain open, function properly and manage federal debt limits;
●	changes in policy and/or assessment rates of taxing authorities that adversely affect us or our customers;
●	changes in accounting and tax estimates;
●	changes in our organization and changes in expense trends, including but not limited to trends affecting non-performing assets, charge-offs and provisions for credit losses;
●	changes in liquidity, including the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;
●	the inability of third-party providers to perform their obligations to us;
●	our ability to retain key employees;
●	the effects of global or national war, conflict or acts of terrorism;
●	civil unrest;
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
The recent failure of three large domestic banks negatively impacted consumer confidence and increased stress across the banking sector. The unprecedented implications of recent monetary and fiscal policy coupled with geopolitics impacting energy markets and supply-chain constraints from global shutdowns culminated into high levels of inflation. The subsequent restrictive monetary policy approach has resulted in a heightened exposure of certain banking industry practices. Taking all of this into consideration, we remain confident that our business model and strategic approach remain appropriate. Specifically, (1) our capital ratios remain a primary source of financial strength; (2) our core deposits remain stable and the majority of our deposit accounts fall within FDIC insurance limits; (3) we maintain ample access to contingent sources of liquidity; and (4) our risk management practices around an array of financial disciplines are robust and commensurate to an institution of our size and complexity.
Capital ratios remain a source of financial strength for the Company and the Association as all capital ratios, including the Company's Common Equity Tier 1 Capital ratio of 19.93%, exceed the regulatory requirement to be considered "Well Capitalized". Additional details on our capital ratios are reported in the Liquidity and Capital Resources section of this Item 2.
The Company maintains high-quality core deposits characterized by a high level of FDIC insured deposit accounts distributed primarily across our Ohio and Florida branch network in products tailored toward non-transactional savings seeking consumers. As of March 31, 2023, 96.1% of our $8.45 billion retail deposit base resided in accounts structured under the FDIC insured limit of $250,000. The company has the ability to fund 100% of all uninsured deposit balances through sources described later in this Item 2 under the heading Liquidity and Capital Resources. Approximately 95% of core deposits are domiciled in the states of Ohio and Florida where we operate 37 full-service branches.
The Company retains ample and diverse sources of liquidity and funding, beyond deposits. At March 31, 2023, our combined additional borrowing capacity under the Association's blanket pledge arrangements with the FHLB of Cincinnati and the FRB Cleveland along with our ability to purchase Fed Funds through arrangements with other institutions exceeded $4.27 billion. While we also hold marketable securities that could be sold and converted to cash, we do not anticipate the need to sell securities in unrealized loss positions to generate liquidity. Further details about liquidity and funding are described in the section labelled Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth of this Item 2.
We operate a multi-disciplined risk management program that emphasizes stress testing and scenario analysis in the realms of interest rate risk, credit risk, market risk and liquidity risk. Key risk indicators are proactively monitored and reported throughout the organization, up to and including the Board of Directors. The program is supported by a multi-line of defense approach in which internal oversight functions of risk management and internal audit grant their fully autonomous opinion of the process with an ability to issue findings for remediation if deemed necessary. The program is also regularly exposed to outside scrutiny in the form of regulatory oversight and our outside audit firm. Management established the risk management framework with an appropriate level of sophistication such that it fully encapsulates all identified areas of risk, in conjunction with a necessary level of governance, to promote the program’s intention of properly identifying and managing our risk profile.

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
Levels of Regulatory Capital
At March 31, 2023, the Company’s Tier 1 (leverage) capital totaled $1.82 billion, or 11.27% of net average assets and 19.93% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.60 billion, or 9.94% of net average assets and 17.57% of risk-weighted assets. Each of these measures is in excess of the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Beginning this fiscal year, the Company entered into the final three years of the five-year transitional period, as provided by a final rule, after CECL was adopted in fiscal year 2021. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Six Months Ended March 31, 2023		For the Six Months Ended March 31, 2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$305,682	37.2%	$448,185	25.7%
Fixed-rate production:
Terms less than or equal to 10 years	19,695	2.4	299,689	17.2
Terms greater than 10 years	496,477	60.4	993,272	57.1
Total fixed-rate production	516,172	62.8	1,292,961	74.3
Total First Mortgage Loan Originations	$821,854	100.0%	$1,741,146	100.0%

	March 31, 2023		September 30, 2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of First Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$4,734,075	40.1%	$4,668,089	40.3%
Fixed-rate Loans:
Terms less than or equal to 10 years	1,217,909	10.3	1,350,436	11.6
Terms greater than 10 years	5,850,085	49.6	5,574,589	48.1
Total fixed-rate loans	7,067,994	59.9	6,925,025	59.7
Total First Mortgage Loans Held For Investment	$11,802,069	100.0%	$11,593,114	100.0%
The following table sets forth the balances as of March 31, 2023 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2023	$80,865
2024	427,707
2025	669,562
2026	1,492,466
2027	1,706,296
2028	357,179
Total	$4,734,075
At March 31, 2023 and September 30, 2022, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $4.4 million and $9.7 million, respectively.

Loan Portfolio Yield
The following tables set forth the balance and interest yield as of March 31, 2023 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	March 31, 2023
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,217,909	8.3%	2.64%
Terms greater than 10 years	5,850,085	40.0	3.62
Total Fixed-Rate loans	7,067,994	48.3	3.5

ARMs	4,734,075	32.4	2.9
Home Equity Loans and Lines of Credit	2,723,878	18.7	6.9
Construction and Other Loans	92,187	0.6	3.9
Total Loans Receivable	$14,618,134	100.0%	3.93%

	March 31, 2023
	Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,641,007	45.4%	3.42%
Florida	2,142,631	14.7	3.1
Other	3,018,431	20.6	2.9
Total Residential Mortgage Loans	11,802,069	80.7	3.2
Home Equity Loans and Lines of Credit
Ohio	712,646	4.9	6.9
Florida	585,563	4.0	6.9
California	463,110	3.2	6.9
Other	962,559	6.6	7.1
Total Home Equity Loans and Lines of Credit	2,723,878	18.7	6.9
Construction and Other Loans	92,187	0.6	3.9
Total Loans Receivable	$14,618,134	100.0%	3.93%

Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. We plan to enhance our ability to grow the home equity line of credit portfolio by utilizing partners to attract more home equity line of credit customers. At March 31, 2023, the principal balance of home equity lines of credit totaled $2.43 billion. Our home equity lending is discussed in the Allowance for Credit Losses section of the Lending Activities.
Extending the Duration of Funding Sources
As a complement to our strategies to shorten the duration of our interest-earning assets, as described above, we also seek to lengthen the duration of our interest-bearing funding sources. These efforts include monitoring the relative costs of alternative funding sources such as retail deposits, brokered certificates of deposit, longer-term (e.g. four to six years) fixed-rate advances from the FHLB of Cincinnati, and shorter-term (e.g. three months) advances from the FHLB of Cincinnati, the durations of which are extended by correlated interest rate exchange contracts. Each funding alternative is monitored and evaluated based on its effective interest payment rate, options exercisable by the creditor (early withdrawal, right to call, etc.), and collateral requirements. The interest payment rate is a function of market influences that are specific to the nuances and market competitiveness/breadth of each funding source. Generally, early withdrawal options are available to our retail CD customers but not to holders of brokered CDs; issuer call options are not provided on our advances from the FHLB of Cincinnati; and we are not subject to early termination options with respect to our interest rate exchange contracts. Additionally, collateral pledges are not provided with respect to our retail CDs or our brokered CDs, but are required for our advances from the FHLB of Cincinnati as well as for our interest rate exchange contracts. We will continue to evaluate the structure of our funding sources based on current needs.
During the three and six months ended March 31, 2023, the balance of deposits decreased $11.4 million and increased $81.9 million, respectively, which included a $93.3 million and $18.4 million decrease in the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization), respectively.
Additionally, for the three months ended March 31, 2023, we increased total borrowings by $217.7 million, through an $1.08 billion increase in FHLB short-term advances and their related swap contracts, and an $8.3 million increase in accrued interest, partially offset by a $715.0 million decrease in FHLB overnight borrowings, a $150.0 million decrease in federal funds borrowed, and a $0.6 million decrease of new two-to-five year FHLB advances.
During the six months ended March 31, 2023, we increased total borrowings by $411.7 million, by adding $1.48 billion in FHLB short-term advances and their related swap contracts, $348.3 million of new two-to-five year FHLB advances and an increase in accrued interest of $13.5 million, partially offset by a $1.20 billion decrease in FHLB overnight borrowings and a $225.0 million decrease in federal funds borrowed. The balance of our advances from the FHLB of Cincinnati at March 31, 2023 consist of both overnight and term advances; as well as shorter-term advances that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances. Interest rate swaps are discussed later in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. At March 31, 2023, we serviced $1.99 billion of loans for others. In deciding whether to sell loans to manage interest rate risk, we also consider the level of gains to be recognized in comparison to the impact to our net interest income. We continue to expand our ability to sell certain fixed rate loans to Fannie Mae in fiscal 2023 and beyond, through the use of more traditional mortgage banking activities, including a proprietary approach to risk-based pricing and loan-level pricing adjustments. This approach will be tested in markets outside of Ohio and Florida, and some additional startup and marketing costs will be incurred, but is not expected to significantly impact our financial results in fiscal 2023. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part I, Item 2. under the heading Liquidity and Capital Resources, and in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, a rapid and substantial increase in general market interest rates or an extended period of a flat or inverted yield curve market, could adversely impact the level of our net interest income, prospectively and particularly over a multi-year time horizon.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. At March 31, 2023, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing.
In an effort to limit our credit risk exposure with the low risk appetite approved by the Board of Directors, the credit eligibility criteria is evaluated to ensure a successful homeowner has the primary source of repayment, followed by a collateral position that allows for a secondary source of repayment, if needed. Products that do not result in an effective mix of repayment ability are not offered. We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current quarter, the average credit score was 774, and the average LTV was 71%. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of March 31, 2023, loans originated prior to 2009 had a balance of $304.9 million, of which $8.2 million, or 2.7%, were delinquent, while loans originated in 2009 and after had a balance of $14.34 billion, of which $15.7 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, where a large portion of our historical lending has occurred. At March 31, 2023, approximately 56.3% and 18.2% of the combined total of our residential Core and construction loans held for investment and approximately 26.2% and 21.5% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loans originated in the six months ended March 31, 2023, 24.8% are secured by properties in states other than Ohio or Florida.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At March 31, 2023, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 9.94%. The Association's Tier 1 (leverage) capital ratio at March 31, 2023 included the negative impact of a $40 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2022. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs and brokered checking accounts), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At March 31, 2023, deposits totaled $9.00 billion (including $556.8 million of brokered CDs), while borrowings totaled $5.20 billion and borrowers’ advances and servicing escrows totaled $130.1 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At March 31, 2023, these collateral pledge support arrangements provided the Association with the ability to borrow a maximum of $8.62 billion from the FHLB of Cincinnati and $146.9 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity for additional borrowings at March 31, 2023 was $3.44 billion. Third, we have the ability to purchase overnight Fed Funds up to $690.0 million through various arrangements with other institutions. Fourth, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At March 31, 2023, our investment securities portfolio totaled $482.6 million. Finally, cash flows from operating activities have been a regular source of funds. During the six months ended March 31, 2023 and 2022, cash flows from operations provided $43.1 million and $40.7 million, respectively.
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
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.36% for the six months ended March 31, 2023 and 1.37% for the six months ended March 31, 2022. As of March 31, 2023, our average assets per full-time employee and our average deposits per full-time employee were $15.9 million and $8.8 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average of deposits (exclusive of brokered CDs) held at our branch offices ($228.3 million per branch office as of March 31, 2023) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

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
Lending Activities
Allowance for Credit Losses
We provide for credit losses based on a life of loan methodology. Accordingly, all credit losses are charged to, and all recoveries are credited to, the related allowance. Additions to the allowance for credit losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating life of loan credit losses. We regularly review the loan portfolio and off-balance sheet exposures and make provisions (or releases) for losses in order to maintain the allowance for credit losses in accordance with U.S. GAAP. Our allowance for credit losses consists of three components:
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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At March 31, 2023, the balance of such individual valuation allowances were $9.9 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. The estimated exposure for additional loss related to multiple loan restructurings is included as a component of our qualitative GVA.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. We have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At March 31, 2023, we had an amortized cost of $2.76 billion in home equity loans and home equity lines of credit outstanding, of which $2.9 million, or 0.11% were delinquent 90 days or more.
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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the period)	$74,477	$63,575	$72,895	$64,288
Charge-offs on real estate loans:
Residential Core
Ohio	92	132	206	157
Other	—	—	—	1
Total Residential Core	92	132	206	158
Total Residential Home Today	71	94	243	106
Home equity loans and lines of credit
Ohio	171	273	234	417
Florida	16	67	48	70
California	1	—	14	14
Other	243	34	263	110
Total Home equity loans and lines of credit	431	374	559	611
Total charge-offs	594	600	1,008	875
Recoveries on real estate loans:
Residential Core	290	1,149	604	1,630
Residential Home Today	582	899	1,272	1,487
Home equity loans and lines of credit	926	1,260	2,007	2,424
Total recoveries	1,798	3,308	3,883	5,541
Net recoveries	1,204	2,708	2,875	4,666
Release of allowance for credit losses on loans	(1,543)	(1,960)	(1,632)	(4,631)
Allowance balance for loans (end of the period)	$74,138	$64,323	$74,138	$64,323

Allowance balance for credit losses on unfunded commitments (beginning of the period)	$26,110	$25,641	$27,021	$24,970
Provision (release) for credit losses on unfunded loan commitments	543	960	(369)	1,631
Allowance balance for unfunded loan commitments (end of the period)	26,653	26,601	26,653	26,601
Allowance balance for all credit losses (end of the period)	$100,791	$90,924	$100,791	$90,924
Ratios:
Allowance for credit losses on loans to non-accrual loans at end of the period	226.75%	163.78%	226.75%	163.78%
Allowance for credit losses on loans to the total amortized cost in loans at end of the period	0.51%	0.49%	0.51%	0.49%

The following table sets forth additional information with respect to net recoveries (charge-offs) by category for the periods indicated.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Net recoveries (charge-off) as a percentage of average loans outstanding (annualized)
Real estate loans:
Residential Core	0.01%	0.03%	0.01%	0.02%
Residential Home Today	0.01	0.02	0.01	0.02
Home Equity loans and lines of credit	0.01	0.03	0.02	0.03
Total net recoveries (charge-off) as a percentage of average loans outstanding (annualized)	0.03%	0.08%	0.04%	0.07%
Net recoveries continued, totaling $2.9 million during the six months ended March 31, 2023 compared to $4.7 million during the six months ended March 31, 2022. We reported net recoveries in each quarter for the last four years, primarily due to improvements in the values of collateral properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution.
Gross charge-offs remained at relatively low levels, during the six months ended March 31, 2023 and the six months ended March 31, 2022. Delinquent loans continue to be evaluated for potential losses, and provisions are recorded for the estimate of potential losses of those loans. Subject to changes in the economic environment, we expect a moderate level of charge-offs as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended March 31, 2023, the total allowance for credit losses increased $0.2 million, to $100.8 million from $100.6 million at December 31, 2022, as we recorded a $1.0 million release for the allowance for credit losses and net recoveries of $1.2 million. Refer to the "Activity in the Allowance for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information.
Changes during the three months ended March 31, 2023 in the allowance for credit loss balances of loans are described below. The allowance for credit losses on off-balance sheet exposures increased by $0.5 million primarily related to a slight increase in commitments to originate. Other than the less significant construction and other loans segments, the changes related to the significant loan segments are described as follows:
•Residential Core – The amortized cost of this segment increased 0.6%, or $65.0 million, and its total allowance decreased 1.3% or $0.7 million as of March 31, 2023 as compared to December 31, 2022. Total delinquencies decreased 11.4% to $14.3 million at March 31, 2023 from $16.1 million at December 31, 2022. Delinquencies greater than 90 days increased by 7.6% to $8.1 million at March 31, 2023 from $7.5 million at December 31, 2022. Net recoveries were $0.2 million for the quarter ended March 31, 2023 and there were net recoveries of $1.0 million for the quarter ended March 31, 2022. The decrease in allowance was driven by the lower rate of originations in the portfolio and continued performance of aged loans that require less allowance.
•Residential Home Today – The amortized cost of this segment decreased 3.2%, or $1.6 million, as we are no longer originating loans under the Home Today program. The expected net recovery position for this segment was $1.2 million at March 31, 2023 and $1.0 million at December 31, 2022. Total delinquencies decreased 16.0% to $2.5 million at March 31, 2023 from $3.0 million at December 31, 2022. Delinquencies greater than 90 days decreased 14.9% to $1.0 million from $1.2 million at December 31, 2022. There were net recoveries of $0.5 million recorded during the current quarter and net recoveries of $0.8 million during the quarter ended March 31, 2022. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans, which is driving the current allowance balance for Home Today loans negative.
•Home Equity Loans and Lines of Credit – The amortized cost of this segment increased 0.9%, or $25.1 million, to $2.76 billion at March 31, 2023 from $2.73 billion at December 31, 2022. The total allowance for this segment increased by 3.2% to $21.2 million from $20.6 million at December 31, 2022. Total delinquencies for this portfolio segment increased 6.1% to $7.1 million at March 31, 2023 as compared to $6.7 million at December 31, 2022.

Delinquencies greater than 90 days decreased 1.8% to $2.9 million at March 31, 2023 from $3.0 million at December 31, 2022. Net recoveries for this loan segment during the current quarter were $0.5 million and $0.9 million during the quarter ended March 31, 2022. The increase in allowance this quarter is primarily due to new portfolio growth, a slight deterioration in economic forecasts, and a slight increase in early stage delinquencies.
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

	March 31, 2023			December 31, 2022
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$53,772	72.5%	80.4%	$54,498	73.2%	80.3%
Residential Home Today	(1,212)	(1.6)	0.3	(985)	(1.3)	0.4
Home equity loans and lines of credit	21,232	28.6	18.6	20,583	27.6	18.5
Construction	346	0.5	0.7	381	0.5	0.8
Allowance for credit losses on loans	$74,138	100.0%	100.0%	$74,477	100.0%	100.0%

	September 30, 2022			March 31, 2022
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$53,506	73.4%	80.4%	$46,469	72.2%	80.8%
Residential Home Today	(997)	(1.4)	0.4	(850)	(1.3)	0.4
Home equity loans and lines of credit	20,032	27.5	18.4	18,425	28.7	18.0
Construction	354	0.5	0.8	280	0.4	0.8
Allowance for credit losses on loans	$72,895	100.0%	100.0%	$64,324	100.0%	100.0%

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

	March 31, 2023		December 31, 2022		September 30, 2022		March 31, 2022
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,593,438		$6,557,940		$6,432,780		$5,859,198
Florida	2,140,476		2,139,870		2,120,892		1,984,467
Other	3,018,360		2,989,930		2,986,187		2,831,997
Total Residential Core	11,752,274	80.4%	11,687,740	80.3%	11,539,859	80.4%	10,675,662	80.8%
Total Residential Home Today	49,795	0.3	51,404	0.4	53,255	0.4	58,006	0.4
Home equity loans and lines of credit
Ohio	712,646		713,668		706,641		644,421
Florida	585,563		570,863		537,724		473,009
California	463,110		450,964		432,540		381,565
Other	962,559		964,018		956,973		876,478
Total Home equity loans and lines of credit	2,723,878	18.6	2,699,513	18.5	2,633,878	18.4	2,375,473	18.0
Construction loans
Ohio	78,460		102,230		111,098		90,888
Florida	9,859		11,585		10,661		8,366
Other	—		—		—		2,286
Total Construction	88,319	0.7	113,815	0.8	121,759	0.8	101,540	0.8
Other loans	3,868	—	3,481	—	3,263	—	2,589	—
Total loans receivable	14,618,134	100.0%	14,555,953	100.0%	14,352,014	100.0%	13,213,270	100.0%
Deferred loan expenses, net	53,183		51,768		50,221		47,372
Loans in process	(33,856)		(59,749)		(72,273)		(60,343)
Allowance for credit losses on loans	(74,138)		(74,477)		(72,895)		(64,324)
Total loans receivable, net	$14,563,323		$14,473,495		$14,257,067		$13,135,975

The following table provides an analysis of our residential mortgage loans disaggregated by refreshed FICO score, year of origination and portfolio at March 31, 2023. The Company treats the FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2023	2022	2021	2020	2019	Prior			Total
	(Dollars in thousands)
March 31, 2023
Real estate loans:
Residential Core
<680	$17,169	$115,453	$69,728	$46,108	$27,990	$178,331	$—	$—	$454,779
680-740	155,132	502,179	277,905	186,179	72,389	430,697	—	—	1,624,481
741+	591,008	2,617,289	1,781,470	1,168,484	492,028	2,856,331	—	—	9,506,610
Unknown (1)	614	21,573	36,105	20,216	6,708	101,904	—	—	187,120
Total Residential Core	763,923	3,256,494	2,165,208	1,420,987	599,115	3,567,263	—	—	11,772,990
Residential Home Today (2)
<680	—	—	—	—	—	26,443	—	—	26,443
680-740	—	—	—	—	—	9,898	—	—	9,898
741+	—	—	—	—	—	10,083	—	—	10,083
Unknown (1)	—	—	—	—	—	2,907	—	—	2,907
Total Residential Home Today	—	—	—	—	—	49,331	—	—	49,331
Home equity loans and lines of credit
<680	1,273	2,495	1,652	344	581	1,246	102,912	14,584	125,087
680-740	20,100	9,674	3,875	740	1,084	2,395	453,659	17,837	509,364
741+	58,033	68,658	21,927	7,146	5,306	11,453	1,879,834	41,906	2,094,263
Unknown (1)	139	264	131	79	56	876	20,620	6,617	28,782
Total Home equity loans and lines of credit	79,545	81,091	27,585	8,309	7,027	15,970	2,457,025	80,944	2,757,496
Construction
<680	383	1,462	—	—	—	—	—	—	1,845
680-740	2,658	6,797	—	—	—	—	—	—	9,455
741+	3,721	38,248	507	—	—	—	—	—	42,476
Total Construction	6,762	46,507	507	—	—	—	—	—	53,776
Total net real estate loans	$850,230	$3,384,092	$2,193,300	$1,429,296	$606,142	$3,632,564	$2,457,025	$80,944	$14,633,593

(1) Data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.

The following table provides an analysis of our residential mortgage loans by origination LTV, origination year and portfolio at March 31, 2023. LTVs are not updated subsequent to origination except as part of the charge-off process. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2023	2022	2021	2020	2019	Prior			Total
	(Dollars in thousands)
March 31, 2023
Real estate loans:
Residential Core
<80%	$314,852	$1,948,332	$1,499,047	$763,748	$272,578	$2,031,758	$—	$—	$6,830,315
80-89.9%	377,798	1,075,500	617,604	597,225	294,998	1,417,775	—	—	4,380,900
90-100%	62,232	218,432	47,454	59,813	31,278	115,350	—	—	534,559
>100%	—	—	—			757	—	—	757
Unknown (1)	9,041	14,230	1,103	201	261	1,623	—	—	26,459
Total Residential Core	763,923	3,256,494	2,165,208	1,420,987	599,115	3,567,263	—	—	11,772,990
Residential Home Today (2)
<80%	—	—	—	—	—	9,883	—	—	9,883
80-89.9%	—	—	—	—	—	15,865	—	—	15,865
90-100%	—	—	—	—	—	23,583	—	—	23,583
Total Residential Home Today	—	—	—	—	—	49,331	—	—	49,331
Home equity loans and lines of credit
<80%	76,687	78,312	26,784	8,270	6,713	12,225	2,285,766	53,566	2,548,323
80-89.9%	2,858	2,746	801	39	260	1,484	169,951	24,986	203,125
90-100%	—		—	—		867	581	268	1,716
>100%	—	33	—	—	54	1,388	507	385	2,367
Unknown (1)	—	—	—	—	—	6	220	1,739	1,965
Total Home equity loans and lines of credit	79,545	81,091	27,585	8,309	7,027	15,970	2,457,025	80,944	2,757,496
Construction
<80%	4,379	23,026	507	—	—	—	—	—	27,912
80-89.9%	2,383	23,481		—	—	—	—	—	25,864
Total Construction	6,762	46,507	507	—	—	—	—	—	53,776
Total net real estate loans	$850,230	$3,384,092	$2,193,300	$1,429,296	$606,142	$3,632,564	$2,457,025	$80,944	$14,633,593

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.
At March 31, 2023, the unpaid principal balance of the home equity loans and lines of credit portfolio consisted of $298.7 million in home equity loans (including $81.1 million of home equity lines of credit, which are in repayment and no longer eligible to be drawn upon, and $8.9 million in bridge loans) and $2.43 billion in home equity lines of credit.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of home equity loans, home equity lines of credit and bridge loans as of March 31, 2023. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$2,071,199	$610,991	0.07%	60%	44%
Florida	1,248,429	503,835	0.03	55	40
California	1,086,260	404,212	0.04	60	51
Other (1)	2,429,951	906,184	0.10	63	50
Total home equity lines of credit in draw period	6,835,839	2,425,222	0.07	60	46
Home equity lines in repayment, home equity loans and bridge loans	298,656	298,656	0.44	58	40
Total	$7,134,495	$2,723,878	0.11%	60%	46%
_________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total home equity lending portfolio and 5% of total loan balances.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2023. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
At March 31, 2023, 34.4% of the home equity lending portfolio was either in a first lien position (18.5%), in a subordinate (second) lien position behind a first lien that we held (13.3%) or behind a first lien that was held by a loan that we originated, sold and now serviced for others (2.6%). At March 31, 2023, 12.8% of the home equity line of credit portfolio in the draw period were making only the minimum payment on the outstanding line balance. Minimum payments include both a principal and interest component.

The following table sets forth by calendar year of origination the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the estimated current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2023. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2015 and Prior	$160,181	$33,640	—%	57%	30%
2016	246,164	66,829	—	59	33
2017	511,223	159,528	0.14	58	35
2018	639,698	228,542	0.08	58	37
2019	849,799	346,805	0.15	61	42
2020	787,477	266,447	0.18	58	41
2021	1,557,916	589,180	—	62	52
2022	1,771,110	641,431	0.03	61	59
2023	312,271	92,820	—	59	58
Total home equity lines of credit in draw period	6,835,839	2,425,222	0.07	60	46
Home equity lines in repayment, home equity loans and bridge loans	298,656	298,656	0.44	58	40
Total	$7,134,495	$2,723,878	0.11%	60%	46%
________________
(1)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(2)Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2023. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
The following table sets forth, by fiscal year of the draw period expiration, the principal balance of home equity lines of credit in the draw period as of March 31, 2023, segregated by the estimated current combined LTV range. Home equity lines of credit with an end of draw date in the current fiscal year include accounts with draw privileges that have been temporarily suspended.

	Estimated Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (1)	Total
	(Dollars in thousands)
2023	$50,147	$479	$—	$6	$—	$50,632
2024	9,304	69	—	—	5	9,378
2025	21,185	—	—	—	12	21,197
2026	35,764	—	—	—	—	35,764
2027	133,961	—	—	—	121	134,082
2028	218,259	—	—	—	—	218,259
Post 2028	1,911,245	41,972	5	113	2,575	1,955,910
Total	$2,379,865	$42,520	$5	$119	$2,713	$2,425,222
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
	(Dollars in thousands)
March 31, 2023
Real estate loans:
Residential Core
Ohio	$3,571	$3,031	$6,602
Florida	2,213	2,749	4,962
Other	402	2,320	2,722
Total Residential Core	6,186	8,100	14,286
Residential Home Today	1,492	1,003	2,495
Home equity loans and lines of credit
Ohio	761	707	1,468
Florida	1,107	581	1,688
California	1,044	646	1,690
Other	1,324	964	2,288
Total Home equity loans and lines of credit	4,236	2,898	7,134
Total	$11,914	$12,001	$23,915

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
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
Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.08% of total net loans at March 31, 2023 and December 31, 2022, 0.09% at September 30, 2022 , and 0.10% at March 31, 2022. Total loans delinquent (i.e. delinquent 30 days or more) were 0.16% of total net loans at March 31, 2023, 0.18% at December 31, 2022, 0.15% at September 30, 2022 and 0.17% at March 31, 2022.
Although delinquencies remain at or near historic lows, recent economic trends and rising interest rates have led to increased early stage delinquencies in the home equity loans and lines of credit portfolio. Interest rates on home equity lines of credit are tied to the prime rate of interest which has increased in recent months, resulting in higher and less affordable monthly payments for some borrowers.

Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the amortized costs and categories of our non-performing assets and TDRs as of the dates indicated. There were no construction loans reported as non-accrual for the dates presented.

	March 31, 2023	December 31, 2022	September 30, 2022	March 31, 2022
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$20,351	$21,058	$22,644	$23,109
Residential Home Today	5,461	5,783	6,037	7,661
Home equity loans and lines of credit	6,884	7,289	6,925	8,504
Total non-accrual loans (1)(2)	32,696	34,130	35,606	39,274
Real estate owned	1,165	1,378	1,191	131
Total non-performing assets	$33,861	$35,508	$36,797	$39,405
Ratios:
Total non-accrual loans to total loans	0.22%	0.23%	0.25%	0.30%
Total non-accrual loans to total assets	0.20%	0.21%	0.23%	0.27%
Total non-performing assets to total assets	0.21%	0.22%	0.23%	0.27%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$43,192	$43,001	$43,101	$45,151
Residential Home Today	17,672	18,080	18,380	19,473
Home equity loans and lines of credit	20,914	21,785	22,060	23,184
Total	$81,778	$82,866	$83,541	$87,808
_________________
(1)At March 31, 2023, December 31, 2022, September 30, 2022, and March 31, 2022, the totals include $19.7 million, $21.3 million, $21.9 million and $24.1 million, respectively, in TDRs that are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status or forbearance plan prior to restructuring, because of a prior partial charge-off or because all borrowers have filed Chapter 7 bankruptcy and have not been reaffirmed or dismissed.
(2)At March 31, 2023, December 31, 2022, September 30, 2022, and March 31, 2022, the totals include $3.4 million, $3.7 million, $3.6 million and $5.6 million in TDRs that are 90 days or more past due, respectively.
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

The table below sets forth a reconciliation of the amortized costs and categories between non-accrual loans and collateral-dependent loans at the dates indicated. The decrease in other accruing collateral-dependent loans at March 31, 2023 from March 31, 2022 was primarily related to forbearance plans that had been extended past 12 months that are now performing with no charge-off and are no longer collateral-dependent.

	March 31, 2023	December 31, 2022	September 30, 2022	March 31, 2022
	(Dollars in thousands)
Non-Accrual Loans	$32,696	$34,130	$35,606	$39,274
Accruing Collateral-Dependent TDRs	6,317	7,134	7,279	8,653
Other Accruing Collateral-Dependent Loans	5,529	6,478	6,426	27,208
Less: Loans Collectively Evaluated	(4,228)	(2,286)	(2,190)	(3,335)
Total Collateral-Dependent loans	$40,314	$45,456	$47,121	$71,800

In response to the economic challenges facing many borrowers, we continue to restructure loans. Loan restructuring is a method used to help families keep their homes and to preserve neighborhoods. This involves making changes to the borrowers' loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond the original agreement; capitalization of delinquent payments in special situations; or some combination of the aforementioned. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on TDR measurement, see Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. We had $104.8 million of TDRs (accrual and non-accrual) recorded at March 31, 2023. This was a decrease in the amortized cost of TDRs of $3.1 million, $4.2 million, and $12.7 million from December 31, 2022, September 30, 2022 and March 31, 2022, respectively.

The following table sets forth the amortized cost in accrual and non-accrual TDRs, by the types of concessions granted, as of March 31, 2023. Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company.

	Initial Restructurings	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$27,216	$11,671	$4,305	$43,192
Residential Home Today	9,098	7,738	836	17,672
Home equity loans and lines of credit	19,626	943	345	20,914
Total	$55,940	$20,352	$5,486	$81,778
Non-Accrual, Performing
Residential Core	$2,112	$4,704	$5,188	$12,004
Residential Home Today	414	2,826	953	4,193
Home equity loans and lines of credit	1,436	1,308	718	3,462
Total	$3,962	$8,838	$6,859	$19,659
Non-Accrual, Non-Performing
Residential Core	$388	$935	$396	$1,719
Residential Home Today	386	227	39	652
Home equity loans and lines of credit	653	348	—	1,001
Total	$1,427	$1,510	$435	$3,372
Total TDRs
Residential Core	$29,716	$17,310	$9,889	$56,915
Residential Home Today	9,898	10,791	1,828	22,517
Home equity loans and lines of credit	21,715	2,599	1,063	25,377
Total	$61,329	$30,700	$12,780	$104,809
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

Comparison of Financial Condition at March 31, 2023 and September 30, 2022
Total assets increased $471.8 million, or 3%, to $16.26 billion at March 31, 2023 from $15.79 billion at September 30, 2022. This increase was mainly the result of new loan origination levels exceeding the total of loan sales and principal repayments.
Cash and cash equivalents increased $51.5 million, or 14%, to $421.1 million at March 31, 2023 from $369.6 million at September 30, 2022. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section. This increase is the result of net cash inflows from successful deposit gathering that is retained for subsequent investment in loan products and investment securities.
Investment securities, all of which are classified as available for sale, increased $24.7 million to $482.6 million at March 31, 2023 from $457.9 million at September 30, 2022. Investment securities increased as $63.7 million in purchases exceeded the combined effect of $40.9 million in principal repayments, a $2.7 million decrease in unrealized losses and $0.8 million of premium amortization that occurred in the mortgage-backed securities portfolio during the six months ended March 31, 2023. There were no sales of investment securities during the six months ended March 31, 2023.

Loans held for investment, net of deferred loan fees and allowance for credit losses, increased $306.3 million, or 2%, to $14.56 billion at March 31, 2023 from $14.26 billion at September 30, 2022, as new originations and additional draws on existing accounts exceeded loan sales and repayments. This increase included a $209.0 million, or 2%, increase in residential mortgage loans to $11.80 billion at March 31, 2023 from $11.59 billion at September 30, 2022. In addition, there was a $90.0 million increase in the balance of home equity loans and lines of credit during the six months ended March 31, 2023. During the six months ended March 31, 2023, $305.7 million of three- and five-year “Smart Rate” loans were originated while $516.2 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. Between September 30, 2022 and March 31, 2023, the total fixed-rate portion of the first mortgage loan portfolio increased $143.0 million. During the six months ended March 31, 2023, $34.6 million of first mortgage loans were sold or committed to sell to Fannie Mae.
Commitments originated for home equity loans and lines of credit, and bridge loans were $720.0 million for the six months ended March 31, 2023 compared to $1.08 billion for the six months months ended March 31, 2022. At March 31, 2023, pending commitments to originate new home equity lines of credit were $109.6 million and equity loans and bridge loans were $61.0 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The allowance for credit losses was $100.8 million, or 0.69% of total loans receivable, at March 31, 2023, including a $26.7 million liability for unfunded commitments. The allowance for credit losses was $99.9 million, or 0.70% of total loans receivable, at September 30, 2022, including a $27.0 million liability for unfunded commitments. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional discussion.
The amount of FHLB stock owned increased $20.6 million or 10% to $232.9 million at March 31, 2023 from $212.3 million at September 30, 2022. FHLB stock ownership requirements dictate the amount of stock owned at any given time.
Total bank owned life insurance contracts increased $4.3 million, to $308.3 million at March 31, 2023, from $304.0 million at September 30, 2022, primarily due to changes in cash surrender value.
Other assets, including prepaid expenses, increased $63.9 million to $159.3 million at March 31, 2023 from $95.4 million at September 30, 2022. The increase included a $48.0 million increase in the margin requirement on active swap contracts, an $11.5 million increase in interest receivable from swaps, a $5.4 million increase in deferred taxes and a $0.9 million increase in prepaid taxes, offset by a $2.1 million decrease in the receivable due from the ESOP.
Deposits increased $81.9 million, or 1%, to $9.00 billion at March 31, 2023 from $8.92 billion at September 30, 2022. The increase in deposits resulted primarily from a $206.9 million increase in CDs, inclusive of brokered CDs, as the current market rates have increased customers' desires to maintain longer-term CDs, a $70.1 million increase in savings accounts, a $3.3 million increase in accrued interest, offset by a $108.6 million decrease in money market accounts, and a $89.8 million decrease in checking accounts. The balance of brokered CDs included in total deposits at March 31, 2023 decreased by $18.4 million to $556.8 million, during the six months ended March 31, 2023, compared to a balance of $575.2 million at September 30, 2022. Based on FDIC insurance limits by ownership structure, the total uninsured deposits was $332.8 million and $366.7 million at March 31, 2023 and September 30, 2022, respectively.
Borrowed funds increased $411.7 million, or 9%, to $5.20 billion at March 31, 2023 from $4.79 billion at September 30, 2022. The increase was primarily used to fund loan growth. The total balance of borrowed funds at March 31, 2023, all from the FHLB, included $575.0 million of overnight advances, $1.59 billion of term advances with a weighted average maturity of approximately 2.5 years and $3.02 billion of short-term advances, aligned with interest rate swap contracts, with a remaining weighted average effective maturity of approximately 3.9 years. Interest rate swaps have been used to extend the duration of short-term borrowings, at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Borrowers' advances for insurance and taxes decreased by $14.4 million to $102.9 million at March 31, 2023 from $117.3 million at September 30, 2022. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.
Accrued expenses and other liabilities increased by $5.2 million to $89.3 million at March 31, 2023 from $84.1 million at September 30, 2022. The increase is primarily due to increases in accrued interest and margin requirements on interest rate swap contracts of $6.6 million and $3.8 million, respectively. In addition, decreases in the federal tax liability and the real estate tax liability, that is is driven by the timing of payments, of $3.2 million and $1.3 million, respectively, also affected accrued expenses.

Total shareholders’ equity decreased $9.9 million, or 0.54%, to $1.83 billion at March 31, 2023 from $1.84 billion at September 30, 2022. Activity reflects $38.1 million of net income in the current year reduced by dividends of $29.1 million, and $5.0 million of repurchases of outstanding common stock. Other changes include $18.4 million of negative change in accumulated other comprehensive income, primarily related to changes in market values due to fluctuations in market interest rates and maturities of swap contracts, and a $4.5 million net positive impact related to activity in the Company's stock compensation and employee stock ownership plans. During the three months ended March 31, 2023, a total of 46,869 shares of our common stock were repurchased at an average cost of $14.61 per share. The Company's eighth stock repurchase program allows for a total of 10,000,000 shares to be repurchased, with 5,191,951 shares remaining to be repurchased at March 31, 2023. As a result of a mutual member vote, Third Federal Savings and Loan Association of Cleveland, MHC (the "MHC"), the mutual holding company that owns approximately 81.0% of the outstanding stock of the Company, was able to waive its receipt of its share of the dividend paid. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$350,437	$3,947	4.51%	$337,915	$161	0.19%
Investment securities	3,649	11	1.21	4,044	11	1.23
Mortgage-backed securities	475,902	3,444	2.89	432,012	1,344	1.24
Loans (2)	14,517,771	136,835	3.77	12,845,756	91,125	2.84
Federal Home Loan Bank stock	230,496	3,315	5.75	162,783	820	2.01
Total interest-earning assets	15,578,255	147,552	3.79%	13,782,510	93,461	2.71%
Noninterest-earning assets	527,935			475,938
Total assets	$16,106,190			$14,258,448
Interest-bearing liabilities:
Checking accounts	$1,128,560	2,229	0.79%	$1,292,977	293	0.09%
Savings accounts	1,668,115	5,028	1.21	1,869,103	485	0.10
Certificates of deposit	6,110,460	32,619	2.14	5,788,249	16,118	1.11
Borrowed funds	5,112,767	38,408	3.00	3,282,890	13,824	1.68
Total interest-bearing liabilities	14,019,902	78,284	2.23%	12,233,219	30,720	1.00%
Noninterest-bearing liabilities	209,161			238,884
Total liabilities	14,229,063			12,472,103
Shareholders’ equity	1,877,127			1,786,345
Total liabilities and shareholders’ equity	$16,106,190			$14,258,448
Net interest income		$69,268			$62,741
Interest rate spread (1)(3)			1.56%			1.71%
Net interest-earning assets (4)	$1,558,353			$1,549,291
Net interest margin (1)(5)		1.78%			1.82%
Average interest-earning assets to average interest-bearing liabilities	111.12%			112.66%
Selected performance ratios:
Return on average assets (1)		0.40%			0.44%
Return on average equity (1)		3.39%			3.55%
Average equity to average assets		11.65%			12.53%
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

General. Net income increased $0.1 million, or 1%, to $15.9 million for the quarter ended March 31, 2023 from $15.8 million for the quarter ended March 31, 2022. The increase in net income was attributable primarily to an increase in net interest income, partially offset by an increase in non-interest expense.
Interest and Dividend Income. Interest and dividend income increased $54.1 million, or 58%, to $147.6 million during the current quarter compared to $93.5 million during the same quarter in the prior year. The increase in interest and dividend income was primarily the result of an increase in interest income on loans, as well as increases to income earned on mortgage-backed securities, FHLB stock, and other interest-bearing cash equivalents.
Interest income on loans increased $45.7 million, or 50%, to $136.8 million during the current quarter compared to $91.1 million during the same quarter in the prior year. This change was attributed to a 13%, or $1.67 billion, increase in the average balance of loans to $14.52 billion for the quarter ended March 31, 2023 compared to $12.85 billion during the same quarter last year as new loan production exceeded principal repayments and loan sales during the current quarter.
Interest Expense. Interest expense increased $47.6 million, or 155%, to $78.3 million during the current quarter compared to $30.7 million during the quarter ended March 31, 2022. The increase resulted from higher costs on certificates of deposits and borrowed funds.
Interest expense on CDs increased $16.5 million, or 102%, to $32.6 million during the current quarter compared to $16.1 million during the quarter ended March 31, 2022. The increase was attributed to a 103 basis point increase in the average rate paid on CDs to 2.14% for the current quarter from 1.11% for the same quarter last year. Additionally, there was a $322.3 million, or 5.6%, increase in the average balance of CDs to $6.11 billion during the current quarter from $5.79 billion during the same quarter of the prior year. Interest rates were increased on deposits in response to increases in market interest rates, as well as the higher rates paid by our competition.
Interest expense on borrowed funds increased $24.6 million, or 178%, to $38.4 million during the current quarter compared to $13.8 million during the quarter ended March 31, 2022. This increase was mainly attributed to a 132 basis point increase in the average rate paid on these funds, to 3.00% for the current quarter from 1.68% for the same quarter last year. In addition, the average balance of borrowed funds increased $1.83 billion, or 56%, to $5.11 billion during the current quarter from an average balance of $3.28 billion during the same quarter of the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $6.6 million to $69.3 million during the current quarter when compared to $62.7 million for the three months ended March 31, 2022. Both the average balance and the yield of interest-earning assets increased when compared to the same period last year, which was in addition to an increase in the cost of interest-bearing liabilities when compared to the same period last year. Average interest-earning assets during the current quarter increased $1.80 billion, or 13%, when compared to the quarter ended March 31, 2022. The increase in average interest-earning assets was attributed primarily to an increase in the average balances of loans. In addition to the increase in average interest-earning assets, the yield on those assets increased 108 basis point to 3.79% from 2.71%, as a result of market interest rate increases. The interest rate spread decreased 15 basis points to 1.56% compared to 1.71% during the same quarter last year. The net interest margin decreased four basis points to 1.78% in the current quarter compared to 1.82% for the same quarter last year.
Provision (Release) for Credit Losses. We recorded a release of the allowance for credit losses on loans and off-balance sheet exposures of $1.0 million during the quarter ended March 31, 2023, compared to a $1.0 million release of allowance for credit losses during the quarter ended March 31, 2022. As delinquencies in the portfolio have been resolved through pay-offs, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Recoveries of amounts charged against the allowance for credit losses occur when collateral values increase and homes are sold or when borrowers repay the amounts previously charged-off. In the current quarter, we recorded net recoveries of $1.2 million compared to net recoveries of $2.7 million in the quarter ended March 31, 2022. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. The allowance for credit losses on loans was $74.1 million, or 0.51% of total amortized cost in loans receivable, at March 31, 2023, compared to $64.3 million or 0.49% of total amortized cost in loans receivable at March 31, 2022. The total allowance for credit losses was $100.8 million at March 31, 2023, compared to $90.9 million at March 31, 2022. Under the CECL methodology, the allowance for credit losses at March 31, 2023 included a $26.7 million liability for unfunded commitments compared to $26.6 million at March 31, 2022. Refer to the Lending Activities section of Item 2. and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income decreased $0.3 million, or 5%, to $5.3 million during the current quarter compared to $5.6 million during the quarter ended March 31, 2022 mainly as a result of a decrease of $1.1 million in loan fees and service charges. Activity from the sale of loans increased $0.5 million for the current quarter compared to a $0.1 million gain for the same quarter in the prior year, related to $15.4 million of loan sales during the current quarter compared to no loan sales during the quarter ended March 31, 2022. Also, the cash surrender value and death benefits from bank owned life insurance decreased $0.1 million to $2.1 million during the quarter ended March 31, 2023 from $2.2 million during the quarter ended March 31, 2022.
Non-Interest Expense. Non-interest expense increased $5.6 million, or 11%, to $55.6 million during the current quarter compared to $50.0 million during the quarter ended March 31, 2022. The increase primarily consisted of a $3.5 million increase in salaries and employee benefits, related to higher wage and health insurance costs, and a $1.2 increase in federal insurance premiums. FDIC premiums increased due to retail deposit growth and a two basis point increase in the assessment rate that went into effect on January 1, 2023.
Income Tax Expense. The provision for income taxes increased $0.6 million to $4.1 million during the current quarter compared to $3.5 million during the quarter ended March 31, 2022 reflecting the higher level of pre-tax income during the more recent period. The provision for the current quarter included $3.7 million of federal income tax provision and $0.4 million of state income tax expense. The provision for the quarter ended March 31, 2022 included $3.4 million of federal income tax provision and $0.1 million of state income tax expense. Our effective federal tax rate was 19.3% during the current quarter and 17.9% during the quarter ended March 31, 2022.

Comparison of Operating Results for the Six Months Ended March 31, 2023 and 2022
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Six Months Ended			Six Months Ended
	March 31, 2023			March 31, 2022
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$352,325	$7,196	4.08%	$416,050	$351	0.17%
Investment securities	3,634	22	1.21	3,488	20	1.15
Mortgage-backed securities	469,933	6,495	2.76	426,685	2,295	1.08
Loans (2)	14,457,228	266,500	3.69	12,714,257	181,244	2.85
Federal Home Loan Bank stock	224,889	6,309	5.61	162,783	1,641	2.02
Total interest-earning assets	15,508,009	286,522	3.70%	13,723,263	185,551	2.70%
Noninterest-earning assets	506,658			494,020
Total assets	$16,014,667			$14,217,283
Interest-bearing liabilities:
Checking accounts	$1,156,728	4,639	0.80%	$1,222,288	558	0.09%
Savings accounts	1,717,235	8,735	1.02	1,852,232	1,042	0.11
Certificates of deposit	6,041,692	56,357	1.87	5,866,360	34,547	1.18
Borrowed funds	4,992,956	72,366	2.90	3,229,024	28,819	1.78
Total interest-bearing liabilities	13,908,611	142,097	2.04%	12,169,904	64,966	1.07%
Noninterest-bearing liabilities	233,257			275,494
Total liabilities	14,141,868			12,445,398
Shareholders’ equity	1,872,799			1,771,885
Total liabilities and shareholders’ equity	$16,014,667			$14,217,283
Net interest income		$144,425			$120,585
Interest rate spread (1)(3)			1.66%			1.63%
Net interest-earning assets (4)	$1,599,398			$1,553,359
Net interest margin (1)(5)		1.86%			1.76%
Average interest-earning assets to average interest-bearing liabilities	111.50%			112.76%
Selected performance ratios:
Return on average assets (1)		0.48%			0.45%
Return on average equity (1)		4.07%			3.61%
Average equity to average assets		11.69%			12.46%
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

General. Net income increased $6.1 million to $38.1 million for the six months ended March 31, 2023 compared to $32.0 million for the six months ended March 31, 2022. The increase in net income was primarily driven by an increase in net interest income, partially offset by an increase in non-interest expense.
Interest and Dividend Income. Interest and dividend income increased $100.9 million, or 54%, to $286.5 million during the six months ended March 31, 2023 compared to $185.6 million during the same six months in the prior year. The increase in interest and dividend income resulted mainly from an increase in interest income on loans and mortgage-backed securities, and increases in income earned on FHLB stock and other interest-bearing cash equivalents.
Interest income on loans increased $85.3 million, or 47%, to $266.5 million for the six months ended March 31, 2023 compared to $181.2 million for the six months ended March 31, 2022. This increase was attributed mainly to an 84 basis point increase in the average yield on loans to 3.69% for the six months ended March 31, 2023 from 2.85% for the same six months in the prior fiscal year. Adding to the increase was a $1.74 billion increase in the average balance of loans to $14.46 billion for the current six months compared to $12.71 billion for the prior fiscal year period as new loan production exceeded repayments and loan sales during the current fiscal year.
Interest Expense. Interest expense increased $77.1 million, or 119%, to $142.1 million during the current six months compared to $65.0 million during the six months ended March 31, 2022. This increase mainly resulted from an increase in yields and average volume of borrowed funds.
Interest expense on CDs increased $21.9 million, or 63%, to $56.4 million during the six months ended March 31, 2023 compared to $34.5 million during the six months ended March 31, 2022. The increase was attributed primarily to a 69 basis point increase in the average rate we paid on CDs to 1.87% during the current six months from 1.18% during the same six months last fiscal year. In addition, there was a $175.3 million, or 3%, increase in the average balance of CDs to $6.04 billion from $5.87 billion during the same six months of the prior fiscal year. Interest expense on savings accounts increased $7.7 million to $8.7 million during the six months ended March 31, 2023, compared to interest expense of $1.0 million for the six-month period ended March 31, 2023. Interest expense on checking accounts increased $4.0 million to $4.6 million during the six months ended March 31, 2023, compared to interest expense of $0.6 million for the six-month period ended March 31, 2022. Rates were increased for deposits in response to increases in market interest rates, as well as increases in the rates paid by our competitors.
Interest expense on borrowed funds, as impacted by related interest rate swap contracts, increased $43.6 million, or 151%, to $72.4 million during the six months ended March 31, 2023 from $28.8 million during the six months ended March 31, 2022. The increase was primarily the result of higher average interest rates for the six months ended March 31, 2023. There was a 112 basis point increase in the average rate paid for these funds to 2.90% from 1.78% for the six months ended March 31, 2023 and March 31, 2022, respectively. The average balance of borrowed funds increased $1.76 billion, or 55%, to $4.99 billion during the current six months from $3.23 billion during the same six months of the prior fiscal year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $23.8 million, or 20%, to $144.4 million during the six months ended March 31, 2023 from $120.6 million during the six months ended March 31, 2022. The net increase consisted of a $100.9 million increase in interest income and a $77.1 million increase in interest expense.
Average interest-earning assets increased during the current six months by $1.78 billion, or 13%, to $15.51 billion when compared to the six months ended March 31, 2022. The increase in average assets was attributed primarily to a $1.74 billion increase in the average balance of our loans and a $62.1 million increase in FHLB stock, partially offset by a $63.8 million decrease in cash and cash equivalents. The yield on average interest-earning assets increased 100 basis points to 3.70% for the six months ended March 31, 2023 from 2.70% for the six months ended March 31, 2022. Average interest-bearing liabilities increased $1.74 billion to $13.91 billion for the six months ended March 31, 2023 compared to $12.17 billion for the six months ended March 31, 2022. Average interest-bearing liabilities experienced a 97 basis point increase in cost as our interest rate spread increased three basis points to 1.66% compared to 1.63% during the same six months last fiscal year. The net interest margin was 1.86% for the current six months and 1.76% for the same six months in the prior fiscal year period.
Provision (Release) for Credit Losses. We recorded a release of the allowance for credit losses on loans and off-balance sheet exposures of $2.0 million during the six months ended March 31, 2023 compared to a $3.0 million release of allowance for credit losses for the six months ended March 31, 2022. In the current six months, we recorded net recoveries of $2.9 million, as compared to net recoveries of $4.7 million for the six months ended March 31, 2022. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. The allowance for credit losses on loans was $74.1 million, or 0.51% of total amortized cost in loans receivable, at March 31, 2023, compared to $64.3 million or 0.49% of total amortized cost in loans receivable at March 31, 2022. The total allowance for credit losses was $100.8 million at March 31, 2023, compared to $90.9 million at March 31, 2022. Under the CECL methodology, the allowance for credit losses at March 31, 2023 included a $26.7 million liability for unfunded commitments compared to $26.6 million at March 31, 2022, primarily related to undrawn home equity lines of credit commitments. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Refer to the Lending Activities section of the Overview and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income decreased $3.2 million, or 23%, to $10.5 million during the six months ended March 31, 2023 compared to $13.7 million during the six months ended March 31, 2022. The decrease in non-interest income was primarily due to a $1.7 million decrease in the net gain on sale of loans, a $1.1 million decrease in loan fees and service charges, as well as a $0.7 million decrease in income from bank owned life insurance contracts during the most recent six months. The decrease in net gain on the sale of loans was generally attributable to both lower volumes of sales as well as less favorable market pricing on loan delivery contracts settled during the current period. There were loan sales of $34.6 million during the six months ended March 31, 2023, compared to loan sales of $101.7 million during the six months ended March 31, 2022.
Non-Interest Expense. Non-interest expense increased $11.2 million, or 11%, to $108.8 million during the six months ended March 31, 2023 compared to $97.6 million during the six months ended March 31, 2022. This increase was primarily driven by a $5.4 million increase in salaries and employee benefits, a $2.2 million increase in marketing expenses due to the timing of marketing efforts, a $1.9 million increase in federal insurance premiums and a $1.4 million increase in other operating expenses.
Income Tax Expense. The provision for income taxes increased $2.3 million to $10.0 million during the six months ended March 31, 2023 from $7.7 million for the six months ended March 31, 2022 reflecting the higher level of pre-tax income during the more recent period. The provision for the current six months included $9.0 million of federal income tax provision and $1.1 million of state income tax provision. The provision for the six months ended March 31, 2022 included $7.2 million of federal income tax provision and $0.5 million of state income tax provision. Our effective federal tax rate was 19.0% during the six months ended March 31, 2023 and 18.3% during the six months ended March 31, 2022.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended March 31, 2023, our liquidity ratio averaged 5.57%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2023.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2023, cash and cash equivalents totaled $421.1 million, which represented an increase of 14% from $369.6 million at September 30, 2022.

Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $482.6 million at March 31, 2023.
During the six-month period ended March 31, 2023, loan sales, including commitments to sell, totaled $34.6 million, which included sales to Fannie Mae, consisting of $27.6 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans and $6.9 million of loans that qualified under Fannie Mae's Home Ready initiative. At March 31, 2023, $4.4 million of long-term, fixed-rate residential first mortgage loans are classified as “held for sale".
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS.
At March 31, 2023, we had $349.9 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $4.41 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of March 31, 2023 totaled $2.95 billion, or 32.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before March 31, 2024. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered. Our cost of insuring deposits is likely to increase due to special assessments related to losses incurred by the FDIC's Deposit Insurance Fund under the systemic risk exception recently exercised by the FDIC to protect the uninsured depositors of two recently failed domestic banks. By law, the FDIC is required to recover such losses by special assessment on member banks, but has not yet announced the amount or timeline of any special assessments.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the six months ended March 31, 2023, we originated $821.9 million of residential mortgage loans, and $720.0 million of commitments for home equity loans and lines of credit, while during the six months ended March 31, 2022, we originated $1.74 billion of residential mortgage loans and $1.08 billion of commitments for home equity loans and lines of credit. We purchased $63.7 million of securities during the six months ended March 31, 2023, and $145.5 million during the six months ended March 31, 2022. Also during the three months ended March 31, 2023, we purchased $35.5 million of long-term, fixed-rate first mortgage loans.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $78.2 million during the six months ended March 31, 2023, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $15.5 million during the six months ended March 31, 2022. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the six months ended March 31, 2023, there was a $18.4 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $556.8 million at March 31, 2023. At March 31, 2022 the balance of brokered CDs was $453.9 million. Principal and interest owed on loans serviced for others experienced a net decrease of $2.7 million to $27.2 million during the six months ended March 31, 2023 compared to a net decrease of $8.4 million to $33.0 million during the six months ended March 31, 2022. During the six months ended March 31, 2023 we increased our total borrowings by $411.7 million as we funded: new loan originations, our capital initiatives, and actively managed our liquidity ratio. During the six months ended March 31, 2022, our total borrowings increased by $463.5 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, and arrangements with other institutions to purchase overnight Fed Funds, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered deposit market. In March 2023, as a result of two recent bank failures, the Federal Reserve created the BTFP as an additional source of liquidity. The program offers loans up to one year in length against pledges of high-quality securities, such as U.S. Treasuries, agency debt and mortgage-backed securities, owned as of March 21, 2023. The BTFP is currently scheduled to end on March 11, 2024.
At March 31, 2023 we had $5.20 billion of FHLB of Cincinnati advances, no outstanding borrowings from the FRB-Cleveland Discount Window and no outstanding borrowings in the form of Fed Funds. During the six months ended March 31, 2023, we had average outstanding advances from the FHLB of Cincinnati of $4.99 billion, as compared to average outstanding advances of $3.23 billion during the six months ended March 31, 2022. Refer to the Extending the Duration of Funding Sources

section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion.
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
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At March 31, 2023, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of March 31, 2023, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,668,593	18.28%	$912,618	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,603,693	9.94%	806,623	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,603,693	17.57%	730,094	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,603,693	17.57%	593,201	6.50%
The capital ratios of the Company as of March 31, 2023 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,884,479	20.64%
Tier 1 (Leverage) Capital to Net Average Assets	1,819,579	11.27%
Tier 1 Capital to Risk-Weighted Assets	1,819,579	19.93%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,819,579	19.93%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2022, the Company received a $40 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its CONSOLIDATED STATEMENTS OF CONDITION but reduced the Association's reported capital ratios. At March 31, 2023, the Company had, in the form of cash and a demand loan from the Association, $200.9 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016 and repurchases began on January 6, 2017. There were 4,539,918 shares repurchased under that program between its start date and March 31, 2023. During the six months ended March 31, 2023, the Company repurchased $5.0 million of its common stock.

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
Following the receipt of the members' approval at the July 12, 2022 meeting, Third Federal Savings, MHC filed a notice with, and received the non-objection from the FRB-Cleveland for the proposed dividend waivers. Third Federal Savings, MHC waived its right to receive $0.2825 per share dividend payments on September 20, 2022, December 13, 2022, and March 21, 2023.
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
During the six months ended March 31, 2023, $34.6 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, to Fannie Mae on a servicing retained basis. At March 31, 2023, $4.4 million of agency-compliant, long term, fixed-rate residential first mortgage loans were classified as "held for sale". Of the agency-compliant loan sales during the six months ended March 31, 2023, $6.9 million were sold under Fannie Mae's Home Ready program, and $27.6 million were sold to Fannie Mae, as described in the next paragraph.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occur and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at March 31, 2023 was $3.03 billion. The swap portfolio's weighted average fixed pay rate was 2.75% and the weighted average remaining term was 3.9 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution's economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at March 31, 2023 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$797,189	$(448,792)	(36.02)%	5.68%	(250)
+200	973,183	(272,798)	(21.89)%	6.74%	(144)
+100	1,126,565	(119,416)	(9.58)%	7.59%	(59)
0	1,245,981	—	—%	8.18%	—
-100	1,307,308	61,327	4.92%	8.37%	19
-200	1,279,098	33,117	2.66%	8.01%	(17)
-300	1,129,646	(116,335)	(9.34)%	6.94%	(124)
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
The table above indicates that at March 31, 2023, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 21.89% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 4.92% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at March 31, 2023, with comparative information as of September 30, 2022. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

Risk Measure (+200 Basis Points Rate Shock)	At March 31, 2023	At September 30, 2022
Pre-Shock EVE Ratio	8.18%	9.08%
Post-Shock EVE Ratio	6.74%	6.71%
Sensitivity Measure in basis points	(144)	(237)
Percentage Change in EVE	(21.89)%	(29.92)%
The manner in which actual yields, costs and consumer behavior respond to changes in market interest rates may vary from the inherent methodologies used to measure interest rate risk through changes in EVE. In this regard, the EVE tables presented above assume:
•no new growth or business volumes;
•that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, except for reductions to reflect mortgage loan principal repayments, along with modeled prepayments and defaults, and deposit decays; and
•that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which seek to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 90 basis point deterioration in the Pre-Shock EVE Ratio (base valuation) measure at March 31, 2023 when compared to the measure at September 30, 2022. Factors contributing to this deterioration included changes in market rates, capital actions by the Association and changes due to business activity. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets) in comparison to the pace of the addition of duration extending funding sources. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.

Our simulation model possesses random patterning capabilities and accommodates extensive regression analytics applicable to the prepayment and decay profiles of our borrower and depositor portfolios. The model facilitates the generation of alternative modeling scenarios and provides us with timely decision making data that is integral to our IRR management processes. Modeling our IRR profile and measuring our IRR exposure are processes that are subject to continuous revision, refinement, modification, enhancement, backtesting, and validation. We continually evaluate, challenge, and update the methodology and assumptions used in our IRR model; including behavioral assumptions that have been derived based on third-party studies of our customer historical performance patterns. Changes to the methodology and/or assumptions used in the model will result in reported IRR profiles and reported IRR exposures that will be different, and perhaps significantly, from the results reported above.
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions related to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation. As of March 31, 2023, we estimated that our EaR for the 12 months ending March 31, 2024 would increase by 5.71% in the event that market interest rates used in the simulation were adjusted in incremental amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Association uses the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. The Association continues to calculate instantaneous scenarios, and as of March 31, 2023, we estimated that our EaR for the 12 months ending March 31, 2024, would decrease by 1.29% in the event of an instantaneous 200 basis point increase in market interest rates.
The manner in which actual yields, costs and consumer behavior respond to changes in market interest rates may vary from the inherent methodologies used to measure interest rate risk through EaR. In this regard, the interest rate risk information presented above assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results. In addition to the preparation of computations as described above, we also formulate simulations based on a variety of non-linear changes in interest rates and a variety of non-constant balance sheet composition scenarios.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual quarter-end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter-end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At March 31, 2023, the IRR profile as disclosed above was within our internal limits.
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
Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of March 31, 2023, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Item 1A. Risk Factors
The following risk factors supplement the "Risk Factors" previously described in our 2022 Annual Report on Form 10-K, filed with the SEC on November 22, 2022 (File No. 001-33390), and should be read in conjunction therewith.
Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.
On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation and on March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services. In each case, the FDIC was named receiver. These banks also had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.
These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations.
Our funding sources may prove insufficient to replace deposits at maturity and support our future growth. A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Company.
We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return trade-off. Accordingly, as a part of our liquidity management, we must use a number of funding sources in addition to deposits and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include Federal Home Loan Bank of Cincinnati advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of March 31, 2023, we had a net unrealized loss of $41.0 million on our available-for-sale investment securities portfolio as a result of the rising interest rate environment. Our investment securities totaled $482.6 million, or 2.97% of total assets, at March 31, 2023. The details of this portfolio are included in NOTE 3. INVESTMENT SECURITIES to the unaudited consolidated financial statements.
Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.
A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.
The Failure to Address the Federal Debt Ceiling in a Timely Manner, Downgrades of the U.S. Credit Rating and Uncertain Credit and Financial Market Conditions May Affect the Stability of Securities Issued or Guaranteed by the Federal Government, which May Affect the Valuation or Liquidity of our Investment Securities Portfolio and Increase Future Borrowing Costs.
As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At March 31, 2023, we had approximately $3.6 million and $478.0 million invested in U.S. government and agency obligations including U.S. Treasury notes, and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)The following table summarizes our stock repurchase activity during the quarter ended March 31, 2023.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
January 1, 2023 through January 31, 2023	46,869	$14.61	46,869	5,191,951
February 1, 2023 through February 28, 2023	—	—	—	5,191,951
March 1, 2023 through March 31, 2023	—	—	—	5,191,951
	46,869	$14.61	46,869

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
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Not applicable
Item 6.
(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 9, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	May 9, 2023	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	May 9, 2023	/s/ Timothy W. Mulhern
Timothy W. Mulhern
Chief Financial Officer