Form 10-Q
period 2023-06-30
TFS Financial CORP
filed 2023-08-09
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of August 7, 2023, there were 280,329,098 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.0% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

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
FICO: Fair Isaac Corporation

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	June 30, 2023	September 30, 2022
ASSETS
Cash and due from banks	$23,278	$18,961
Other interest-earning cash equivalents	412,937	350,603
Cash and cash equivalents	436,215	369,564
Investment securities available for sale (amortized cost $562,238 and $501,597, respectively)	513,303	457,908
Mortgage loans held for sale (at fair value)	595	9,661
Loans held for investment, net:
Mortgage loans	14,897,681	14,276,478
Other loans	4,022	3,263
Deferred loan expenses, net	56,780	50,221
Allowance for credit losses on loans	(74,803)	(72,895)
Loans, net	14,883,680	14,257,067
Mortgage loan servicing rights, net	7,545	7,943
Federal Home Loan Bank stock, at cost	247,098	212,290
Real estate owned, net	1,400	1,191
Premises, equipment, and software, net	34,901	34,531
Accrued interest receivable	49,837	40,256
Bank owned life insurance contracts	310,498	304,040
Other assets	109,916	95,428
TOTAL ASSETS	$16,594,988	$15,789,879
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$9,069,069	$8,921,017
Borrowed funds	5,452,228	4,793,221
Borrowers’ advances for insurance and taxes	74,359	117,250
Principal, interest, and related escrow owed on loans serviced	16,510	29,913
Accrued expenses and other liabilities	96,698	84,139
Total liabilities	14,708,864	13,945,540
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,329,098 and 280,582,741 outstanding at June 30, 2023 and September 30, 2022, respectively	3,323	3,323
Paid-in capital	1,753,801	1,751,223
Treasury stock, at cost; 51,989,652 and 51,736,009 shares at June 30, 2023 and September 30, 2022, respectively	(775,852)	(771,986)
Unallocated ESOP shares	(28,167)	(31,417)
Retained earnings—substantially restricted	882,034	870,047
Accumulated other comprehensive income	50,985	23,149
Total shareholders’ equity	1,886,124	1,844,339
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,594,988	$15,789,879
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$144,347	$99,576	$410,847	$280,820
Investment securities available for sale	3,712	1,282	10,229	3,597
Other interest and dividend earning assets	8,598	1,913	22,103	3,905
Total interest and dividend income	156,657	102,771	443,179	288,322
INTEREST EXPENSE:
Deposits	48,905	17,214	118,636	53,361
Borrowed funds	38,973	14,255	111,339	43,074
Total interest expense	87,878	31,469	229,975	96,435
NET INTEREST INCOME	68,779	71,302	213,204	191,887
PROVISION (RELEASE) FOR CREDIT LOSSES	—	4,000	(2,000)	1,000
NET INTEREST INCOME AFTER (RELEASE) FOR CREDIT LOSSES	68,779	67,302	215,204	190,887
NON-INTEREST INCOME:
Fees and service charges, net of amortization	1,919	2,742	5,779	7,714
Net gain (loss) on the sale of loans	21	(51)	617	2,249
Increase in and death benefits from bank owned life insurance contracts	2,790	2,090	7,151	7,223
Other	1,113	896	2,782	2,236
Total non-interest income	5,843	5,677	16,329	19,422
NON-INTEREST EXPENSE:
Salaries and employee benefits	25,332	28,756	84,125	82,133
Marketing services	7,023	4,830	21,407	17,007
Office property, equipment and software	7,246	6,762	20,848	20,225
Federal insurance premium and assessments	3,574	2,351	9,823	6,639
State franchise tax	1,230	1,197	3,706	3,658
Other expenses	8,472	7,860	21,736	19,742
Total non-interest expense	52,877	51,756	161,645	149,404
INCOME BEFORE INCOME TAXES	21,745	21,223	69,888	60,905
INCOME TAX EXPENSE	4,142	4,076	14,184	11,773
NET INCOME	$17,603	$17,147	$55,704	$49,132
Earnings per share—basic and diluted	$0.06	$0.06	$0.20	$0.17
Weighted average shares outstanding
Basic	277,472,312	277,453,439	277,384,689	277,366,624
Diluted	278,590,810	278,555,759	278,507,602	278,767,989
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$17,603	$17,147	$55,704	$49,132
Other comprehensive income (loss), net of tax:
Net change in unrealized (loss) on securities available for sale	(6,127)	(4,480)	(3,915)	(21,624)
Net change in cash flow hedges	52,215	19,540	31,163	93,476
Net change in defined benefit plan obligation	196	725	588	903
Total other comprehensive income	46,284	15,785	27,836	72,755
Total comprehensive income	$63,887	$32,932	$83,540	$121,887
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended June 30, 2022
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2022	$3,323	$1,748,589	$(768,304)	$(33,584)	$856,555	$(10,831)	$1,795,748
Net income	—	—	—	—	17,147	—	17,147
Other comprehensive income, net of tax	—	—	—	—	—	15,785	15,785
ESOP shares allocated or committed to be released	—	513	—	1,084	—	—	1,597
Compensation costs for equity incentive plans	—	947	—	—	—	—	947
Purchase of treasury stock (243,200 shares)	—	—	(3,520)	—	—	—	(3,520)
Treasury stock allocated to equity incentive plan	—	(230)	140	—	—	—	(90)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,560)	—	(14,560)
Balance at June 30, 2022	$3,323	$1,749,819	$(771,684)	$(32,500)	$859,142	$4,954	$1,813,054

	For the Three Months Ended June 30, 2023
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2023	$3,323	$1,752,508	$(775,852)	$(29,250)	$879,046	$4,701	$1,834,476
Net income	—	—	—	—	17,603	—	17,603
Other comprehensive income, net of tax	—	—	—	—	—	46,284	46,284
ESOP shares allocated or committed to be released	—	232	—	1,083	—	—	1,315
Compensation costs for equity incentive plans	—	1,065	—	—	—	—	1,065
Treasury stock allocated to equity incentive plan	—	(4)	—	—	—	—	(4)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,615)	—	(14,615)
Balance at June 30, 2023	$3,323	$1,753,801	$(775,852)	$(28,167)	$882,034	$50,985	$1,886,124

	For the Nine Months Ended June 30, 2022
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2021	$3,323	$1,746,887	$(768,035)	$(35,751)	$853,657	$(67,801)	$1,732,280
Net income	—	—	—	—	49,132	—	49,132
Other comprehensive income, net of tax	—	—	—	—	—	72,755	72,755
ESOP shares allocated or committed to be released	—	2,280	—	3,251	—	—	5,531
Compensation costs for equity incentive plans	—	2,906	—	—	—	—	2,906
Purchase of treasury stock (312,259 shares)	—	—	(4,710)	—	—	—	(4,710)
Treasury stock allocated to equity incentive plan	—	(2,254)	1,061	—	—	—	(1,193)
Dividends declared to common shareholders ($0.8475 per common share)	—	—	—	—	(43,647)	—	(43,647)
Balance at June 30, 2022	$3,323	$1,749,819	$(771,684)	$(32,500)	$859,142	$4,954	$1,813,054

	For the Nine Months Ended June 30, 2023
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2022	$3,323	$1,751,223	$(771,986)	$(31,417)	$870,047	$23,149	$1,844,339
Net income	—	—	—	—	55,704	—	55,704
Other comprehensive income, net of tax	—	—	—	—	—	27,836	27,836
ESOP shares allocated or committed to be released	—	1,064	—	3,250	—	—	4,314
Compensation costs for equity incentive plans	—	3,284	—	—	—	—	3,284
Purchase of treasury stock (361,869 shares)	—	—	(5,000)	—	—	—	(5,000)
Treasury stock allocated to equity incentive plan	—	(1,770)	1,134	—	—	—	(636)
Dividends declared to common shareholders ($0.8475 per common share)	—	—	—	—	(43,717)	—	(43,717)
Balance at June 30, 2023	$3,323	$1,753,801	$(775,852)	$(28,167)	$882,034	$50,985	$1,886,124
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Nine Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,704	$49,132
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	7,598	8,437
Depreciation and amortization	13,387	20,808
Deferred income taxes	(174)	(993)
Provision (release) for credit losses	(2,000)	1,000
Net gain on the sale of loans	(617)	(2,249)
Net gain on sale of commercial property	—	(181)
Other net (gains) losses	(225)	552
Proceeds from sales of loans held for sale	34,819	26,536
Loans originated and principal repayments on loans for sale	(33,940)	(19,138)
Increase in bank owned life insurance contracts	(6,520)	(6,305)
Net increase in interest receivable and other assets	(23,702)	(20,085)
Net increase (decrease) in accrued expenses and other liabilities	32,566	(6,401)
Net cash provided by operating activities	76,896	51,113
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,515,388)	(4,124,864)
Principal repayments on loans	1,868,345	2,652,578
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	62,563	137,185
Proceeds from sale of:
Loans	23,018	78,015
Real estate owned	319	362
Premises, equipment and other assets	—	389
Purchases of:
FHLB stock	(34,808)	(26,107)
Securities available for sale	(124,190)	(197,328)
Premises and equipment	(4,048)	(1,502)
Other	88	1,162
Net cash used in investing activities	(724,101)	(1,480,110)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	145,140	164,914
Net decrease in borrowers' advances for insurance and taxes	(42,891)	(41,579)
Net decrease in principal and interest owed on loans serviced	(13,403)	(22,763)
Net increase in short-term borrowed funds	518,050	755,000
Net increase (decrease) in Fed Funds purchased	(225,000)	—
Proceeds from long-term borrowed funds	350,000	400,000
Repayment of long-term borrowed funds	(2,232)	(2,789)
Cash collateral/settlements received from (provided to) derivative counterparties	33,561	125,277
Acquisition of treasury shares	(5,636)	(6,042)
Dividends paid to common shareholders	(43,733)	(43,817)
Net cash provided by financing activities	713,856	1,328,201
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,651	(100,796)
CASH AND CASH EQUIVALENTS—Beginning of period	369,564	488,326
CASH AND CASH EQUIVALENTS—End of period	$436,215	$387,530
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$116,252	$54,001
Cash paid for interest on borrowed funds	129,871	16,687
Cash paid (received) for interest on interest rate swaps	(29,356)	28,026
Cash paid for income taxes	17,444	25,416
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	589	274
Transfer of loans from held for investment to held for sale	22,899	76,155
Transfer of loans from held for sale to held for investment	8,433	16,075
Treasury stock issued for stock benefit plans	1,769	2,328
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering and, to a much lesser extent, other financial services. As of June 30, 2023, approximately 81.0% of the Company’s outstanding shares were owned by the federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at June 30, 2023, and its consolidated results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
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
2.EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At June 30, 2023 and 2022, respectively, the ESOP held 2,816,706 and 3,250,046 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended June 30,
	2023			2022
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$17,603			$17,147
Less: income allocated to restricted stock units	388			370
Basic earnings per share:
Income available to common shareholders	17,215	277,472,312	$0.06	16,777	277,453,439	$0.06
Diluted earnings per share:
Effect of dilutive potential common shares		1,118,498			1,102,320
Income available to common shareholders	$17,215	278,590,810	$0.06	$16,777	278,555,759	$0.06

	For the Nine Months Ended June 30,
	2023			2022
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$55,704			$49,132
Less: income allocated to restricted stock units	1,164			1,107
Basic earnings per share:
Income available to common shareholders	54,540	277,384,689	$0.20	48,025	277,366,624	$0.17
Diluted earnings per share:
Effect of dilutive potential common shares		1,122,913			1,401,365
Income available to common shareholders	$54,540	278,507,602	$0.20	$48,025	278,767,989	$0.17

The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Options to purchase shares	1,995,275	2,043,575	1,995,275	407,900
Restricted and performance stock units	107,669	122,991	57,669	—

3.INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below.

	June 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$496,696	$5	$(48,497)	$448,204
Fannie Mae certificates	887	5	(7)	885
Freddie Mac certificates	1,142	—	(37)	1,105
U.S. government and agency obligations	63,513	—	(404)	63,109
Total	$562,238	$10	$(48,945)	$513,303

	September 30, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$496,529	$1	$(43,262)	$453,268
Fannie Mae certificates	1,011	14	(4)	1,021
U.S. government and agency obligations	4,057	—	(438)	3,619
Total	$501,597	$15	$(43,704)	$457,908
 At June 30, 2023 and September 30, 2022, respectively, investment securities included $59,454 and $0 of U.S. government obligations pledged as collateral on our open swap positions to meet margin requirements established by the clearing organization. Accrued interest on investment securities is $1,462 and $1,122 at June 30, 2023 and September 30, 2022, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
The following is a summary of our securities portfolio by the period remaining until contractual maturity and yield at June 30, 2023. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields are not presented on a tax-equivalent basis and are calculated by multiplying each carry value by its yield and dividing the sum of these results by the total carry values. We did not hold any tax-exempt securities.

	June 30, 2023			September 30, 2022
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$59,562	$59,547	5.13%	$—	$—	—%
Due after one to five years	11,150	10,529	2.08	15,476	14,775	2.06
Due after five to ten years	35,734	33,628	2.42	38,927	37,204	2.30
Ten years or greater	455,792	409,599	2.69	447,194	405,929	2.25
Total	$562,238	$513,303	2.92%	$501,597	$457,908	2.25%

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at June 30, 2023 and September 30, 2022, were as follows:

	June 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$134,466	$4,728	$307,936	$43,769	$442,402	$48,497
Fannie Mae certificates	375	7	—	—	375	7
Freddie Mac certificates	1,105	37	—	—	1,105	37
U.S. government and agency obligations	59,454	13	3,655	391	63,109	404
Total	$195,400	$4,785	$311,591	$44,160	$506,991	$48,945

	September 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$261,795	$17,260	$190,739	$26,002	$452,534	$43,262
Fannie Mae certificates	217	4	—	—	217	4
Freddie Mac certificates	—	—	—	—	—	—
U.S. government and agency obligations	3,619	438	—	—	3,619	438
Total	$265,631	$17,702	$190,739	$26,002	$456,370	$43,704
The unrealized losses on investment securities were attributable to an increase in market interest rates. The investment portfolio is comprised entirely of securities issued by U.S. government entities and agencies, which support an expectation of zero loss estimates since principal and interest payments due on these securities carry the full faith and credit guaranty of the U.S. government. In addition, the U.S. Treasury Department established financing agreements in 2008 to ensure Fannie Mae and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.
Since the decline in value is attributable to an increase in market interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities prior to recovery of the amortized cost, the Company did not record an allowance for credit losses at of June 30, 2023.

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	June 30, 2023	September 30, 2022
Real estate loans:
Residential Core	$11,945,781	$11,539,859
Residential Home Today	48,240	53,255
Home equity loans and lines of credit	2,866,204	2,633,878
Construction	61,963	121,759
Real estate loans	14,922,188	14,348,751
Other loans	4,022	3,263
Add (deduct):
Deferred loan expenses, net	56,780	50,221
Loans in process	(24,507)	(72,273)
Allowance for credit losses on loans	(74,803)	(72,895)
Loans held for investment, net	$14,883,680	$14,257,067
Loans are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses. Accrued interest is $48,372 and $39,124 as of June 30, 2023 and September 30, 2022, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. As of June 30, 2023 and September 30, 2022, the percentage of aggregate Residential Core, Home Today and Construction loans secured by properties in Ohio was 57% and 56%, respectively, and the percentage of loans secured by properties in Florida was 18%, as of both dates. As of June 30, 2023 and September 30, 2022, home equity loans and lines of credit were concentrated in the states of Ohio (26% and 27% respectively), Florida (22% and 20% respectively), and California (17% and 16% respectively).

Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to periodic rate adjustments caps and various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $4,755,783 and $4,668,089 at June 30, 2023 and September 30, 2022, respectively.
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers and most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after 2016. Home Today loans have greater credit risk than traditional residential real estate mortgage loans.
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
Loans held for sale include loans originated with the intent to sell which are generally priced in alignment with secondary market pricing and may be subject to loan level pricing adjustments. Additionally, loans originated for the held for investment portfolio may later be identified for sale and transferred to the held for sale portfolio, which may include loans originated within the parameters of programs established by Fannie Mae. During the three and nine months ended June 30, 2023 and June 30, 2022, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At June 30, 2023 and September 30, 2022, respectively, mortgage loans held for sale totaled $595 and $9,661. During the three and nine months ended June 30, 2023, the principal balance of loans sold was $23,583 and $58,146 (including no loans in contracts pending settlement) compared to $2,633 and $104,299 (including $831 of contracts pending settlement) during the three and nine months ended June 30, 2022. During the three and nine months ended June 30, 2023, the amortized cost of loans originated as held for sale that were subsequently transferred to the held for investment portfolio was $0 and $8,433, as compared to $0 and $16,075 during the three and nine months ended June 30, 2022.
DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at June 30, 2023 and September 30, 2022 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
June 30, 2023
Real estate loans:
Residential Core	$4,390	$3,042	$6,053	$13,485	$11,954,458	$11,967,943
Residential Home Today	1,142	347	1,026	2,515	45,243	47,758
Home equity loans and lines of credit	2,859	843	3,092	6,794	2,894,860	2,901,654
Construction	—	—	—	—	37,106	37,106
Total real estate loans	8,391	4,232	10,171	22,794	14,931,667	14,954,461
Other loans	—	—	—	—	4,022	4,022
Total	$8,391	$4,232	$10,171	$22,794	$14,935,689	$14,958,483

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2022
Real estate loans:
Residential Core	$2,725	$1,491	$9,281	$13,497	$11,545,784	$11,559,281
Residential Home Today	1,341	770	861	2,972	49,836	52,808
Home equity loans and lines of credit	1,599	796	2,321	4,716	2,661,416	2,666,132
Construction	—	—	—	—	48,478	48,478
Total real estate loans	5,665	3,057	12,463	21,185	14,305,514	14,326,699
Other loans	—	—	—	—	3,263	3,263
Total	$5,665	$3,057	$12,463	$21,185	$14,308,777	$14,329,962
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
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative or individual valuation allowance, primarily because they have already been collaterally reviewed and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. Balances are adjusted for deferred loan fees and expenses. There are no loans 90 or more days past due and still accruing at June 30, 2023 or September 30, 2022.

	June 30, 2023		September 30, 2022
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$15,910	$18,309	$20,995	$22,644
Residential Home Today	4,990	5,290	5,753	6,037
Home equity loans and lines of credit	6,349	7,023	6,668	6,925
Total non-accrual loans	$27,249	$30,622	$33,416	$35,606
At June 30, 2023 and September 30, 2022, respectively, the amortized cost in non-accrual loans includes $20,451 and $23,159 which are performing according to the terms of their agreement, of which $11,774 and $13,526 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. At June 30, 2023 and September 30, 2022, real estate loans include $9,230 and $9,833, respectively, of loans that were in the process of foreclosure.
Interest on loans in accrual status is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $145 and $503 for the three and nine months ended June 30, 2023 and $112 and $549 for three and nine months ended June 30, 2022, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a TDR that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.
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
At June 30, 2023 and September 30, 2022, respectively, allowances on individually reviewed TDRs (IVAs), evaluated for credit losses based on the present value of cash flows, were $9,742 and $10,284. All other individually evaluated loans received a charge-off, if applicable.
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
Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors, are recognized when forecasted economic data used in the model differs from management's view or contains significant unobservable changes within a short period, particularly when those changes are directionally positive. Identifiable model limitations may also lead to qualitative adjustments, such as those made to reflect the expected recovery of loan amounts previously charged-off, beyond what the model is able to project. The qualitative adjustments resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. The net qualitative adjustment at June 30, 2023 was a reduction of $10,620. Adjustments are evaluated quarterly based on current facts and circumstances.

Activity in the allowance for credit losses by portfolio segment is summarized as follows. See Note 11. LOAN COMMITMENTS AND CONTINGENT LIABILITIES for further details on the allowance for unfunded commitments.

	For the Three Months Ended June 30, 2023
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$53,772	$587	$(35)	$227	$54,551
Residential Home Today	(1,212)	(283)	(34)	434	(1,095)
Home equity loans and lines of credit	21,232	(1,272)	(22)	1,194	21,132
Construction	346	(131)	—	—	215
Total real estate loans	$74,138	$(1,099)	$(91)	$1,855	$74,803
Total Unfunded Loan Commitments (1)	26,653	1,099	—	—	27,752
Total Allowance for Credit Losses	$100,791	$—	$(91)	$1,855	$102,555

	For the Three Months Ended June 30, 2022
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$46,469	$4,337	$(23)	$669	$51,452
Residential Home Today	(850)	(543)	(91)	592	(892)
Home equity loans and lines of credit	18,425	(1,162)	(191)	1,522	18,594
Construction	280	(159)	—	175	296
Total real estate loans	$64,324	$2,473	$(305)	$2,958	$69,450
Total Unfunded Loan Commitments (1)	26,601	1,527	—	—	28,128
Total Allowance for Credit Losses	$90,925	$4,000	$(305)	$2,958	$97,578

	For the Nine Months Ended June 30, 2023
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$53,506	$455	$(241)	$831	$54,551
Residential Home Today	(997)	(1,527)	(278)	1,707	(1,095)
Home equity loans and lines of credit	20,032	(1,520)	(580)	3,200	21,132
Construction	354	(139)	—	—	215
Total real estate loans	$72,895	$(2,731)	$(1,099)	$5,738	$74,803
Total Unfunded Loan Commitments (1)	27,021	731	—	—	27,752
Total Allowance for Credit Losses	$99,916	$(2,000)	$(1,099)	$5,738	$102,555

	For the Nine Months Ended June 30, 2022
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$44,523	$4,811	$(181)	$2,299	$51,452
Residential Home Today	15	(2,789)	(197)	2,079	(892)
Home equity loans and lines of credit	19,454	(4,004)	(802)	3,946	18,594
Construction	297	(176)	—	175	296
Total real estate loans	$64,289	$(2,158)	$(1,180)	$8,499	$69,450
Total Unfunded Loan Commitments (1)	24,970	3,158	—	—	28,128
Total Allowance for Credit Losses	$89,259	$1,000	$(1,180)	$8,499	$97,578
(1) For all periods presented, the total allowance for unfunded loan commitments is recorded in other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

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

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2023	2022	2021	2020	2019	Prior			Total
June 30, 2023
Real estate loans:
Residential Core
Pass	$1,235,437	$3,219,992	$2,111,578	$1,382,092	$579,632	$3,411,770	$—	$—	$11,940,501
Special Mention	—	—	—	—	107	1,032	—	—	1,139
Substandard	—	407	942	1,623	1,262	22,069	—	—	26,303
Total Residential Core	1,235,437	3,220,399	2,112,520	1,383,715	581,001	3,434,871	—	—	11,967,943
Residential Home Today (1)
Pass	—	—	—	—	—	41,341	—	—	41,341
Substandard	—	—	—	—	—	6,417	—	—	6,417
Total Residential Home Today	—	—	—	—	—	47,758	—	—	47,758
Home equity loans and lines of credit
Pass	133,688	76,909	25,741	7,628	6,549	14,794	2,554,622	69,140	2,889,071
Special Mention	—	—	—	—	33	—	2,626	502	3,161
Substandard	—	—	145	97	—	121	3,835	5,224	9,422
Total Home equity loans and lines of credit	133,688	76,909	25,886	7,725	6,582	14,915	2,561,083	74,866	2,901,654
Total Construction	14,871	21,941	294	—	—	—	—	—	37,106
Total real estate loans
Pass	1,383,996	3,318,842	2,137,613	1,389,720	586,181	3,467,905	2,554,622	69,140	14,908,019
Special Mention	—	—	—	—	140	1,032	2,626	502	4,300
Substandard	—	407	1,087	1,720	1,262	28,607	3,835	5,224	42,142
Total real estate loans	$1,383,996	$3,319,249	$2,138,700	$1,391,440	$587,583	$3,497,544	$2,561,083	$74,866	$14,954,461
(1) No new originations of Home Today loans since fiscal 2016.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term
	By fiscal year of origination
	2022	2021	2020	2019	2018	Prior			Total
September 30, 2022
Real estate loans:
Residential Core
Pass	$3,349,200	$2,251,075	$1,488,763	$629,090	$665,116	$3,141,907	$—	$—	$11,525,151
Special Mention	—	292	—	108	464	816	—	—	1,680
Substandard	—	1,195	3,188	1,142	1,883	25,042	—	—	32,450
Total Residential Core	3,349,200	2,252,562	1,491,951	630,340	667,463	3,167,765	—	—	11,559,281
Residential Home Today (1)
Pass	—	—	—	—	—	45,408	—	—	45,408
Substandard	—	—	—	—	—	7,400	—	—	7,400
Total Residential Home Today	—	—	—	—	—	52,808	—	—	52,808
Home equity loans and lines of credit
Pass	98,904	30,614	9,204	8,036	6,965	11,247	2,400,095	89,448	2,654,513
Special Mention	—	191	—	—	—	—	898	640	1,729
Substandard	—	—	54	20	19	127	2,996	6,674	9,890
Total Home equity loans and lines of credit	98,904	30,805	9,258	8,056	6,984	11,374	2,403,989	96,762	2,666,132
Total Construction	37,810	10,668	—	—	—	—	—	—	48,478
Total real estate loans
Pass	3,485,914	2,292,357	1,497,967	637,126	672,081	3,198,562	2,400,095	89,448	14,273,550
Special Mention	—	483	—	108	464	816	898	640	3,409
Substandard	—	1,195	3,242	1,162	1,902	32,569	2,996	6,674	49,740
Total real estate loans	$3,485,914	$2,294,035	$1,501,209	$638,396	$674,447	$3,231,947	$2,403,989	$96,762	$14,326,699
(1) No new originations of Home Today loans since fiscal 2016.
The home equity lines of credit converted from revolving to term loans during the three and nine months ended June 30, 2023 totaled $802 and $1,697 and during the three and nine months ended June 30, 2022 totaled $211 and $462, respectively. The amount of conversions to term loans is expected to remain low for several years since the length of the draw period on new originations changed from five to ten years in 2016.
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
At June 30, 2023 and September 30, 2022, respectively, $73,805 and $75,904 of TDRs individually evaluated for credit loss have adequately performed under the terms of the restructuring and are classified as Pass loans.
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At June 30, 2023 and September 30, 2022, no other loans were graded as non-performing.
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

The amortized cost in TDRs by category as of June 30, 2023 and September 30, 2022 is shown in the tables below.

June 30, 2023	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$29,283	$16,181	$9,684	$55,148
Residential Home Today	9,747	10,441	1,762	21,950
Home equity loans and lines of credit	21,709	2,473	974	25,156
Total	$60,739	$29,095	$12,420	$102,254

September 30, 2022	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$30,071	$17,583	$10,896	$58,550
Residential Home Today	10,359	11,485	1,995	23,839
Home equity loans and lines of credit	22,636	2,743	1,268	26,647
Total	$63,066	$31,811	$14,159	$109,036
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
For all TDRs restructured during the three and nine months ended June 30, 2023 and June 30, 2022 (set forth in the tables below), the pre-restructured outstanding amortized cost was not materially different from the post-restructured outstanding amortized cost.
The following tables set forth the amortized cost in TDRs restructured during the periods presented.

	For the Three Months Ended June 30, 2023
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$708	$688	$104	$1,500
Residential Home Today	113	5	—	118
Home equity loans and lines of credit	764	—	—	764
Total	$1,585	$693	$104	$2,382

	For the Three Months Ended June 30, 2022
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$1,276	$606	$268	$2,150
Residential Home Today	6	396	—	402
Home equity loans and lines of credit	244	45	23	312
Total	$1,526	$1,047	$291	$2,864

	For the Nine Months Ended June 30, 2023
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$2,585	$1,431	$653	$4,669
Residential Home Today	289	322	32	643
Home equity loans and lines of credit	1,121	71	—	1,192
Total	$3,995	$1,824	$685	$6,504

	For the Nine Months Ended June 30, 2022
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$3,536	$1,298	$772	$5,606
Residential Home Today	202	766	48	1,016
Home equity loans and lines of credit	478	95	165	738
Total	$4,216	$2,159	$985	$7,360

The tables below summarize information about TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the periods presented.

	For the Three Months Ended June 30,
	2023		2022
TDRs That Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Residential Core	3	$456	6	$701
Residential Home Today	5	108	5	89
Home equity loans and lines of credit	1	57	3	254
Total	9	$621	14	$1,044

	For the Nine Months Ended June 30,
	2023		2022
TDRs That Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Residential Core	3	$456	6	$701
Residential Home Today	6	164	7	97
Home equity loans and lines of credit	1	57	3	254
Total	10	$677	16	$1,052

5.DEPOSITS
Deposit account balances are summarized as follows:

	June 30, 2023	September 30, 2022
Checking accounts	$1,051,152	$1,210,035
Savings accounts, excluding money market accounts	1,515,630	1,364,821
Money market accounts	411,385	481,650
Certificates of deposit	6,086,282	5,862,274
	9,064,449	8,918,780
Accrued interest	4,620	2,237
Total deposits	$9,069,069	$8,921,017

The aggregate amount of CDs in denominations of more than $250 was $804,695 and $733,301 at June 30, 2023, and September 30, 2022, respectively. In accordance with the DFA, the maximum amount of federal deposit insurance is $250 per depositor for each account ownership category.
Brokered certificates of deposits (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $667,757 at June 30, 2023, and $575,236 at September 30, 2022. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at June 30, 2023 and September 30, 2022, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
At June 30, 2023, the Association had a maximum borrowing capacity of $9,479,848, of which $5,452,228 was outstanding. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati, as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. The Association also has the ability to purchase Fed Funds through arrangements with other institutions. Finally, the ability to borrow from the FRB-Cleveland Discount Window is available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio.
Total borrowings at June 30, 2023 are summarized in the table below:

	Borrowing Capacity	Borrowings Available	Borrowings Outstanding
FHLB	$8,673,387	$3,245,833	$5,427,554
FRB Cleveland	136,461	136,461	—
Fed Funds Purchased	670,000	670,000	—
Subtotal	$9,479,848	$4,052,294	5,427,554
Accrued Interest			24,674
Total Borrowings			$5,452,228
Maturities of borrowings at June 30, 2023 are summarized in the table below.

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$793,050	2.58%
13 to 24 months	975,000	2.02
25 to 36 months	900,599	2.70
37 to 48 months	725,000	2.75
49 to 60 months	827,408	3.63
Over 60 months	1,206,497	3.37
Total Advances	5,427,554	2.86%
Accrued interest	24,674
Total	$5,452,228
All borrowings have fixed rates during their term ranging up to 240 months. Interest is payable monthly for long-term advances and at maturity for FHLB swap based three-month and overnight advances. The table above reflects the effective maturities and fixed interest rates of the $3,600,000 of short-term FHLB advances that are tied to interest rate swaps discussed in Note 13. DERIVATIVE INSTRUMENTS.
For the three and nine month periods ended June 30, 2023 and June 30, 2022, net interest expense related to short-term borrowings was $29,406 and $82,681, and $10,425 and $33,465, respectively.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	June 30, 2023				June 30, 2022
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(31,687)	$47,831	$(11,443)	$4,701	$(16,183)	$15,726	$(10,374)	$(10,831)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $17,617 and $3,338	(6,127)	65,980	—	59,853	(4,480)	16,073	630	12,223
Amounts reclassified, net of tax expense (benefit) of $(3,993) and $1,031	—	(13,765)	196	(13,569)	—	3,467	95	3,562
Other comprehensive income (loss)	(6,127)	52,215	196	46,284	(4,480)	19,540	725	15,785
Balance at end of period	$(37,814)	$100,046	$(11,247)	$50,985	$(20,663)	$35,266	$(9,649)	$4,954

	For the Nine Months Ended				For the Nine Months Ended
	June 30, 2023				June 30, 2022
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(33,899)	$68,883	$(11,835)	$23,149	$961	$(58,210)	$(10,552)	$(67,801)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $16,597 and $15,615	(3,915)	59,763	—	55,848	(21,624)	74,683	616	53,675
Amounts reclassified, net of tax expense (benefit) of $(8,215) and $5,517	—	(28,600)	588	(28,012)	—	18,793	287	19,080
Other comprehensive income (loss)	(3,915)	31,163	588	27,836	(21,624)	93,476	903	72,755
Balance at end of period	$(37,814)	$100,046	$(11,247)	$50,985	$(20,663)	$35,266	$(9,649)	$4,954

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Line Item in the Consolidated Statements of Income
	2023	2022	2023	2022
Cash flow hedges:
Interest (income) expense	$(17,817)	$4,469	$(36,992)	$24,225	Interest expense
Net income tax effect	4,052	(1,002)	8,392	(5,432)	Income tax expense
Net of income tax expense	(13,765)	3,467	(28,600)	18,793

Amortization of defined benefit plan:
Actuarial loss	255	124	765	372	(a)
Net income tax effect	(59)	(29)	(177)	(85)	Income tax expense
Net of income tax expense	196	95	588	287

Total reclassifications for the period	$(13,569)	$3,562	$(28,012)	$19,080

(a) This item is included in the computation of net periodic pension cost. See Note 9. DEFINED BENEFIT PLAN for additional disclosure.

8.    INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and city jurisdictions. The Company’s combined federal and state effective income tax rate was 20.3% and 19.3% for the nine months ended June 30, 2023 and June 30, 2022, respectively. The increase in the effective tax rate is primarily due to excess tax deficiencies associated with equity compensation during the nine months ended June 30, 2023 compared to excess tax benefits in the nine months ended June 30, 2022, as well as an increase in state tax rates for the current year.
The Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2019. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes.
The Company makes certain investments in limited partnerships, which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the nine months ended June 30, 2023 and June 30, 2022.

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

The components of net periodic cost recognized in other non-interest expense in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest cost	$831	$611	$2,493	$1,832
Expected return on plan assets	(968)	(1,301)	(2,904)	(3,903)
Amortization of net loss	255	124	765	372
Recognized net loss due to settlement	—	815	—	815
Net periodic (benefit) cost	$118	$249	$354	$(884)
There were no required minimum employer contributions during the nine months ended June 30, 2023. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2023.

10.    EQUITY INCENTIVE PLAN
In December 2022, 174,550 restricted stock units were granted to certain directors, officers and managers of the Company and 102,000 performance share units were granted to certain officers of the Company. During the nine months ended June 30, 2023, there were 4,394 performance shares earned and added to those granted in December 2020, according to the targeted performance formula. The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented. There was no stock option expense for either period presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units expense	$802	$760	$2,550	$2,406
Performance share units expense	263	187	734	500
Total stock-based compensation expense	$1,065	$947	$3,284	$2,906
At June 30, 2023, 2,281,775 shares were subject to vested options, with a weighted average exercise price of $15.18 per share and a weighted average grant date fair value of $2.54 per share. At June 30, 2023, 574,085 restricted stock units and 218,071 performance share units with a weighted average grant date fair value of $16.49 and $15.87 per unit, respectively, are unvested. Expected future compensation expense relating to the 1,339,833 restricted stock units and 218,071 performance share units outstanding as of June 30, 2023 is $3,422 over a weighted average period of 2.3 years and $1,722 over a weighted average period of 2.0 years, respectively. Each unit is equivalent to one share of common stock.

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
At June 30, 2023, the Company had commitments to originate and purchase loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$201,033	$665
Adjustable-rate mortgage loans	78,100	326
Home equity loans and lines of credit	162,721	2,425
Total	$441,854	$3,416
At June 30, 2023, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$4,601,352	$24,119
Construction loans	24,507	217
Total	$4,625,859	$24,336
At June 30, 2023, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $4,631,746.
At June 30, 2023 and September 30, 2022, the Company had $7,092 and $0, respectively, in commitments to sell mortgage loans. At June 30, 2023 and September 30, 2022, the Company had $84,764 and $0, respectively, in commitments to purchase mortgage loans, which are included in mortgage loan commitments above.
The above commitments are expected to be funded through normal operations.
The Company is undergoing an escheat audit covering Ohio, Kentucky and Florida. Any potential loss that may result from this matter is not reasonably estimable at June 30, 2023.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At June 30, 2023 and September 30, 2022, there were no pending agency contracts held for sale. There was a net loss of $0 on the sale of loans for all periods during the three and nine months ending June 30, 2023 and a net loss of $6 for both three and nine months ending June 30, 2022, related to the changes in fair value of loans held for sale during the period in which loans were subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2023 and September 30, 2022, respectively, this includes $513,303 and $457,908 of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations, that can include items issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.

Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At June 30, 2023 and September 30, 2022, there were $595 and $9,661, respectively of loans held for sale measured at fair value. At June 30, 2023 and September 30, 2022 there were no loans carried at cost. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Loans held for investment that have been restructured in TDRs, are performing according to the restructured terms of the loan agreement and not evaluated based on collateral are individually evaluated for credit loss using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At June 30, 2023 and September 30, 2022, respectively, this included $102,254 and $76,692 in amortized cost of TDRs with related allowances for loss of $9,742 and $10,284.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at June 30, 2023 and September 30, 2022 were $1,400 and $1,191, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At June 30, 2023 and September 30, 2022, these adjustments were not significant to reported fair values. At June 30, 2023 and September 30, 2022, respectively, $1,591 and $1,192 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis, where the cost basis equals or exceeds the estimated fair values, less estimated costs to dispose, of $191 and $156, respectively. Real estate owned includes $0 and $155 of properties carried at their original or adjusted cost basis at June 30, 2023 and September 30, 2022, respectively.
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

Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at June 30, 2023 and September 30, 2022 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	June 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$448,204	$—	$448,204	$—
Fannie Mae certificates	885	—	885	—
Freddie Mac securities	1,105	—	1,105	—
U.S. government and agency obligations	63,109	—	63,109	—
Derivatives:
Forward commitments for the sale of mortgage loans	8	—	8	—
Total	$513,311	$—	$513,311	$—
Liabilities
Derivatives:
Interest rate lock commitments	$47	$—	$—	$47
Total	$47	$—	$—	$47

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$453,268	$—	$453,268	$—
Fannie Mae certificates	1,021	—	1,021	—
U.S. government and agency obligations	3,619	—	3,619	—
Total	$457,908	$—	$457,908	$—
Liabilities
Derivatives:
Interest rate lock commitments	$333	$—	$—	$333
Total	$333	$—	$—	$333

The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$(23)	$247	$(333)	$525
(Loss)/Gain during the period due to changes in fair value:
Included in other non-interest income	(24)	(319)	286	(597)
Ending balance	$(47)	$(72)	$(47)	$(72)
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$(47)	$(72)	$(47)	$(72)

Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	June 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$38,973	$—	$—	$38,973
Mortgage loans held for sale	595	—	595	—
Real estate owned(1)	1,591	—	—	1,591
Total	$41,159	$—	$595	$40,564

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$47,121	$—	$—	$47,121
Mortgage loans held for sale	9,661	—	9,661	—
Real estate owned(1)	1,192	—	—	1,192
Total	$57,974	$—	$9,661	$48,313
(1)Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments include mortgage origination applications .

	Fair Value
	June 30, 2023	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$38,973	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	4.7%

Interest rate lock commitments	$(47)	Quoted Secondary Market pricing	Closure rate	0	-	100%	89.6%

	Fair Value
	September 30, 2022	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$47,121	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	4.7%

Interest rate lock commitments	$(333)	Quoted Secondary Market pricing	Closure rate	0	-	100%	93.7%

The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	June 30, 2023
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$23,278	$23,278	$23,278	$—	$—
Interest-earning cash equivalents	412,937	412,937	412,937	—	—
Investment securities available for sale	513,303	513,303	—	513,303	—
Mortgage loans held for sale	595	595	—	595	—
Loans, net:
Mortgage loans held for investment	14,879,658	13,597,855	—	—	13,597,855
Other loans	4,022	4,022	—	—	4,022
Federal Home Loan Bank stock	247,098	247,098	N/A	—	—
Accrued interest receivable	49,837	49,837	—	49,837	—
Cash collateral received from or held by counterparty	33,181	33,181	33,181	—	—
Derivatives	8	8	—	8	—
Liabilities:
Checking and passbook accounts	$2,978,167	$2,978,167	$—	$2,978,167	$—
Certificates of deposit	6,090,902	5,981,006	—	5,981,006	—
Borrowed funds	5,452,228	5,439,566	—	5,439,566	—
Borrowers’ advances for insurance and taxes	74,359	74,359	—	74,359	—
Principal, interest and escrow owed on loans serviced	16,510	16,510	—	16,510	—
Derivatives	47	47	—	—	47

	September 30, 2022
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$18,961	$18,961	$18,961	$—	$—
Interest-earning cash equivalents	350,603	350,603	350,603	—	—
Investment securities available for sale	457,908	457,908	—	457,908	—
Mortgage loans held for sale	9,661	9,661	—	9,661	—
Loans, net:
Mortgage loans held for investment	14,253,804	13,106,346	—	—	13,106,346
Other loans	3,263	3,263	—	—	3,263
Federal Home Loan Bank stock	212,290	212,290	N/A	—	—
Accrued interest receivable	40,256	40,256	—	40,256	—
Cash collateral received from or held by counterparty	26,045	26,045	26,045	—	—
Liabilities:
Checking and passbook accounts	$3,056,506	$3,056,506	$—	$3,056,506	$—
Certificates of deposit	5,864,511	5,733,418	—	5,733,418	—
Borrowed funds	4,793,221	4,734,377	—	4,734,377	—
Borrowers’ advances for insurance and taxes	117,250	117,250	—	117,250	—
Principal, interest and escrow owed on loans serviced	29,913	29,913	—	29,913	—
Derivatives	333	333	—	—	333

13.    DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing and deposits program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings and brokered certificates of deposit.
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at June 30, 2023.
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
In accordance with the reference rate reform, for every LIBOR referenced interest rate swap with a reset date after the LIBOR cessation date, counterparties received a LIBOR referenced instrument maturing on the first reset date after the LIBOR cessation date, and a forward starting SOFR instrument. Both the LIBOR-based and SOFR-based instruments are included in the notional value disclosed, which creates a one-time increase in notional amounts outstanding for this quarter as all LIBOR-based instruments will mature by September 30, 2023. Additionally, under previously adopted ASU 2020-04, Reference Rate Reform (Topic 848), the Company has elected and applied certain optional expedients for eligible hedging relationships impacted by the LIBOR cessation.

The following tables provide the notional values and fair values, and the locations of the fair values within the CONSOLIDATED STATEMENTS OF CONDITION, at the reporting dates, for all derivative instruments.

	June 30, 2023
			Weighted Average
	Notional Value	Fair Value	Term (years)	Fixed-Rate Payments
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets
LIBOR swaps (1)	$1,400,000	$—	0.2	1.84%
SOFR swaps (2) (3)	3,640,000	—	3.9	3.49
Other Liabilities
SOFR swaps (2)	175,000	—	5.4	3.97
Total cash flow hedges: Interest rate swaps (3)	$5,215,000	$—	4.1	2.91%

	September 30, 2022
			Weighted Average
	Notional Value	Fair Value	Term (years)	Fixed-Rate Payments
Cash flow hedges: Interest rate swaps
Other Assets
LIBOR swaps (1)	$1,550,000	$—	2.7	1.88%
Total cash flow hedges: Interest rate swaps	$1,550,000	$—	2.7	1.88%
(1) LIBOR swap contracts that reset on or after July 1st, 2023 will transition to a SOFR-based rate.
(2) All swap contracts entered into after October 1, 2022 are based on a SOFR-based rate.
(3) Total notional value includes $1,400,000 of forward-starting SOFR-based swaps for the LIBOR transition.

	June 30, 2023		September 30, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Liabilities	$6,748	$(47)	$9,170	$(333)
Forward Commitments for the sale of mortgage loans
Other Assets	7,092	8	—	—
Total derivatives not designated as hedging instruments	$13,840	$(39)	$9,170	$(333)

The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss)	June 30,		June 30,
	Recognized in Income	2023	2022	2023	2022
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$85,399	$20,520	$77,689	$96,345
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	17,817	(4,469)	36,992	(24,225)

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$(24)	$(319)	$286	$(597)
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	84	(13)	8	(13)

The Company estimates that $93,512 of the amounts reported in AOCI will be reclassified as a reduction to interest expense during the twelve months ending June 30, 2024.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. At June 30, 2023 and September 30, 2022, there was $33,181 and $26,045, respectively, of cash collateral included in other assets, and $59,454 and $0, respectively, included in investment securities related to initial margin requirements that are held by the central clearing organization . For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

14.    RECENT ACCOUNTING PRONOUNCEMENTS

Issued but not yet adopted as of June 30, 2023
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326). The amendments in this update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when the borrower is experiencing financial difficulty. This will be done by applying the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, this amendment requires that an entity disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. This update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact that this accounting guidance may have on its consolidated financial condition and/or results of operations. The Company plans to adopt this guidance as of October 1, 2023.

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
The recent failure of three large domestic regional banks negatively impacted consumer confidence and increased stress across the banking sector. The unprecedented implications of recent monetary and fiscal policy coupled with geopolitics impacting energy markets and supply-chain constraints from global shutdowns culminated into high levels of inflation. The subsequent restrictive monetary policy approach has resulted in a heightened exposure of certain banking industry practices. Taking all of this into consideration, we remain confident that our business model and strategic approach remain appropriate. Specifically, (1) our capital ratios remain a primary source of financial strength; (2) our core deposits remain stable and the majority of our deposit accounts fall within FDIC insurance limits; (3) we maintain ample access to contingent sources of liquidity; and (4) our risk management practices around an array of financial disciplines are robust and commensurate to an institution of our size and complexity.
Capital ratios remain a source of financial strength for the Company and the Association as all capital ratios, including the Company's Common Equity Tier 1 Capital ratio of 20.01%, exceed the regulatory requirement to be considered "Well Capitalized". Additional details on our capital ratios are reported in the Liquidity and Capital Resources section of this Item 2.
The Company maintains high-quality core deposits characterized by a high level of FDIC insured deposit accounts distributed primarily across our Ohio and Florida branch network in products tailored toward consumers seeking non-transactional savings. As of June 30, 2023, 96.3% of our $8.40 billion retail deposit base consists of accounts structured under the FDIC insured limit of $250,000. The Company has the ability to fund 100% of all uninsured deposit balances through sources described later in this Item 2 under the heading Liquidity and Capital Resources. Approximately 95% of core deposits are domiciled in the states of Ohio and Florida where we operate 37 full-service branches.
The Company retains ample and diverse sources of liquidity and funding, beyond deposits. At June 30, 2023, our combined additional borrowing capacity under the Association's blanket pledge arrangements with the FHLB of Cincinnati and the FRB Cleveland along with our ability to purchase Fed Funds through arrangements with other institutions exceeded $4.05 billion. We also hold marketable securities that could be sold and converted to cash. Further details about liquidity and funding are described in the section labelled Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth of this Item 2.
We operate a multi-disciplined risk management program that emphasizes stress testing and scenario analysis in the realms of interest rate risk, credit risk, market risk and liquidity risk. Key risk indicators are proactively monitored and reported throughout the organization, up to and including the Board of Directors. The program is supported by a multi-line of defense approach in which internal oversight functions of risk management and internal audit grant their fully autonomous opinion of the process with an ability to issue findings for remediation if deemed necessary. The program is also regularly exposed to outside scrutiny in the form of regulatory oversight and from our outside audit firm. Management established the risk management framework with an appropriate level of sophistication such that it fully encapsulates all identified areas of risk, in conjunction with a necessary level of governance, to promote the program’s intention of properly identifying and managing our risk profile.

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
A challenge to our business model occurs when there is a rapid and substantial increase in short-term rates or there is an extended inverted yield curve, which have both occurred over recent periods. This economic environment has resulted in a decrease in our net interest income and our net interest margin.
To mitigate our interest rate risk in general and to address the current rate environment specifically, we utilize a variety of strategies that include:
•Maintaining regulatory capital in excess of levels required to be considered well capitalized
•Promoting adjustable-rate loans and shorter-term fixed-rate loans
•Marketing home equity lines of credit, which carry an adjustable rate of interest, indexed to the prime rate
•Opportunistically extending the duration of our funding sources
•Utilizing interest rate swaps to convert short-term FHLB advances and brokered certificates of deposit into long-term, fixed rate borrowings
•Selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market

Levels of Regulatory Capital
At June 30, 2023, the Company’s Tier 1 (leverage) capital totaled $1.83 billion, or 11.18% of net average assets and 20.01% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.62 billion, or 9.93% of net average assets and 17.79% of risk-weighted assets. Each of these measures is in excess of the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Beginning this fiscal year, the Company entered into the final three years of the five-year transitional period, as provided by a final rule, after CECL was adopted in fiscal year 2021. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
Promotion of Adjustable-Rate Loans and Shorter-Term Fixed-Rate Loans
We market an adjustable-rate mortgage loan that provides us with improved interest rate risk characteristics when compared to a 30-year, fixed-rate mortgage loan. Our “Smart Rate” adjustable-rate mortgage offers borrowers an interest rate lower than that of a 30-year, fixed-rate loan. The interest rate of the Smart Rate mortgage is locked for three or five years, then resets annually. The Smart Rate mortgage contains a feature to re-lock the rate an unlimited number of times at our then-current interest rate and fee schedule, for another three or five years (which must be the same as the original lock period) without having to complete a full refinance transaction. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower’s primary residence. The loan term cannot be extended in connection with a re-lock, nor can new funds be advanced. All interest rate caps and floors remain as originated.
We also offer a ten-year, fully amortizing fixed-rate, first mortgage loan. The ten-year, fixed-rate loan has a more desirable interest rate risk profile when compared to loans with fixed-rate terms of 15 to 30 years and can help to more effectively manage interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation.

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Nine Months Ended June 30, 2023		For the Nine Months Ended June 30, 2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$466,963	35.6%	$788,047	27.1%
Fixed-rate production:
Terms less than or equal to 10 years	27,582	2.1	429,778	14.8
Terms greater than 10 years	816,929	62.3	1,691,472	58.1
Total fixed-rate production	844,511	64.4	2,121,250	72.9
Total First Mortgage Loan Originations	$1,311,474	100.0%	$2,909,297	100.0%

	June 30, 2023		September 30, 2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of First Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$4,755,783	39.6%	$4,668,089	40.3%
Fixed-rate Loans:
Terms less than or equal to 10 years	1,152,458	9.6	1,350,436	11.6
Terms greater than 10 years	6,083,865	50.8	5,574,589	48.1
Total fixed-rate loans	7,236,323	60.4	6,925,025	59.7
Total First Mortgage Loans Held For Investment	$11,992,106	100.0%	$11,593,114	100.0%
The following table sets forth the balances as of June 30, 2023 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2023	$769
2024	481,100
2025	645,801
2026	1,492,689
2027	1,669,913
2028	465,511
Total	$4,755,783
At June 30, 2023 and September 30, 2022, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $0.6 million and $9.7 million, respectively.

Loan Portfolio Yield
The following tables set forth the balance and interest yield as of June 30, 2023 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	June 30, 2023
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,152,458	7.7%	2.66%
Terms greater than 10 years	6,083,865	40.8	3.72
Total Fixed-Rate loans	7,236,323	48.5	3.55

ARMs	4,757,698	31.9	3.00
Home Equity Loans and Lines of Credit	2,866,204	19.2	7.17
Construction and Other Loans	65,985	0.4	4.33
Total Loans Receivable	$14,926,210	100.0%	4.08%

	June 30, 2023
	Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,800,644	45.6%	3.52%
Florida	2,143,651	14.4	3.21
Other	3,049,726	20.3	3.00
Total Residential Mortgage Loans	11,994,021	80.4	3.33
Home Equity Loans and Lines of Credit
Ohio	738,632	4.9	7.11
Florida	622,184	4.2	7.08
California	489,412	3.3	7.11
Other	1,015,976	6.8	7.29
Total Home Equity Loans and Lines of Credit	2,866,204	19.2	7.17
Construction and Other Loans	65,985	0.4	4.33
Total Loans Receivable	$14,926,210	100.0%	4.08%

Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. Increasing our investments in loans with variable rates of interest help to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. We strive to grow the home equity line of credit portfolio through offering competitive rates, marketing efforts and by utilizing partners to attract more home equity line of credit customers. At June 30, 2023, the principal balance of home equity lines of credit totaled $2.53 billion. Our home equity lending is discussed in the Lending Activities section of this Item 2.
Extending the Duration of Funding Sources
As a complement to our strategies to shorten the duration of our interest-earning assets, as described above, we also seek to lengthen the duration of our interest-bearing funding sources. These efforts include monitoring the relative costs of alternative funding sources such as retail certificates of deposit, brokered certificates of deposit, longer-term (e.g. four to six years) fixed-rate advances from the FHLB of Cincinnati, and shorter-term (e.g. three months) funding, the durations of which are extended by correlated interest rate exchange contracts ("swap"). All of our swaps are subject to collateral pledges and require specific structural features to qualify for hedge accounting treatment. Hedge accounting treatment directs that periodic mark-to-market adjustments be recorded in other comprehensive income (loss) in the equity section of the balance sheet, rather than being included in operating results of the income statement. The Association's intent is that any swap to which it may be a party will qualify for hedge accounting treatment.
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occur and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets and compounds daily over a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. Concurrent with the execution of each swap, the Association enters into a short-term borrowing in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with either the Company's variable rate borrowings from the FHLB of Cincinnati or brokered CD's.
The notional amount of the Association's swap portfolio at June 30, 2023 was $5.22 billion. The swap portfolio's weighted average fixed pay rate was 2.91% and the weighted average remaining term was 4.1 years. As of September 30, 2022, the notional amount of swaps was $1.55 billion with a weighted average fixed pay rate of 1.88% and a weighted average remaining term of 2.7 years. In these challenging economic times with an extended inverted yield curve, the Association has found it financially beneficial to increase the use of swaps to lower our borrowing costs and extend the duration of our liabilities. For more details, refer to Notes 6. BORROWED FUNDS and 13. DERIVATIVE INSTRUMENTS to the unaudited consolidated financial statements.
Each funding alternative is monitored and evaluated based on its effective interest payment rate, options exercisable by the creditor (early withdrawal, right to call, etc.), and collateral requirements. Refer to Notes 5. DEPOSITS and 6. BORROWED FUNDS for additional details on balances. The interest payment rate is a function of market influences that are specific to the nuances and market competitiveness/breadth of each funding source. Generally, early withdrawal options, subject to a fee, are available to our retail CD customers but not to holders of brokered CDs; issuer call options are not provided on our advances from the FHLB of Cincinnati; and we are not subject to early termination options with respect to our interest rate exchange contracts. Additionally, collateral pledges are not provided with respect to our retail CDs or our brokered CDs, but are required for our advances from the FHLB of Cincinnati as well as for our interest rate exchange contracts. We will continue to evaluate the structure of our funding sources based on current needs.
Selling Fixed Rate Loans into the Secondary Market
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. First mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more, and Home Ready) are originated under Fannie Mae procedures and are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. Currently, certain types of loans (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) are originated under our legacy procedures, which are not eligible for sale to Fannie Mae. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions may be limited to loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral. Additionally, sales to private investors are dependent upon favorable market conditions, including motivated buyers, and involve more complicated negotiations and longer settlement timelines. Refer to the Liquidity and Capital Resources section of the Overview for information on loan sales.
During the nine months ended June 30, 2023, $58.1 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, to Fannie Mae on a servicing retained basis. At June 30, 2023, $0.6 million of agency-compliant, long term, fixed-rate residential first mortgage loans were classified as "held for sale". Of the agency-compliant loan sales during the nine months ended June 30, 2023, $8.9 million were sold under Fannie Mae's Home Ready program, and $49.2 million were sold to Fannie Mae. At June 30, 2023, we serviced $1.96 billion of loans we originated and later sold to investors.
We continue to consider liquidity and balance sheet management, as well as secondary market pricing, in evaluating the opportunity to sell loans. Additionally, we are expanding our ability to sell certain fixed rate loans to Fannie through the use of more traditional mortgage banking activities, including a proprietary approach to risk-based pricing and loan-level pricing adjustments. This approach is concentrated in markets outside of Ohio and Florida. Some additional startup and marketing costs have been incurred, but are not expected to significantly impact our financial results in fiscal year 2023. Loan sales are discussed in more detail within the Liquidity and Capital Resources section of Item 2.

Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. At June 30, 2023, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing.
In an effort to limit our credit risk exposure with the low risk appetite approved by the Board of Directors, the credit eligibility criteria is evaluated to ensure a successful homeowner has the primary source of repayment, followed by a collateral position that allows for a secondary source of repayment, if needed. Products that do not result in an effective mix of repayment ability are not offered. We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current quarter, the average credit score was 774 and the average LTV was 71% at origination. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of June 30, 2023, loans originated prior to 2009 had a balance of $291.2 million, of which $7.5 million, or 2.6%, were delinquent, while loans originated in 2009 and after had a balance of $14.67 billion, of which $15.3 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, where a large portion of our historical lending has occurred. At June 30, 2023, approximately 56.7% and 17.9% of the combined total of our residential Core and construction loans held for investment and approximately 25.8% and 21.7% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loans originated in the nine months ended June 30, 2023, 24.8% are secured by properties in states other than Ohio or Florida.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At June 30, 2023, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 9.93%. The Association's Tier 1 (leverage) capital ratio at June 30, 2023 included the negative impact of a $40 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2022. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs and brokered checking accounts), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. To attract deposits, we typically offer rates that are competitive with the rates on similar products offered by other financial institutions. At June 30, 2023, deposits totaled $9.07 billion (including $667.8 million of brokered CDs), while borrowings totaled $5.45 billion and borrowers’ advances and servicing escrows totaled $90.9 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.

We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans with the FHLB of Cincinnati and the FRB-Cleveland. At June 30, 2023, these collateral pledge support arrangements provided the Association with the ability to borrow a maximum of $8.67 billion from the FHLB of Cincinnati and $136.5 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity for additional borrowings at June 30, 2023 was $3.25 billion. Third, we have the ability to purchase overnight Fed Funds up to $670.0 million through various arrangements with other institutions. Fourth, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At June 30, 2023, our investment securities portfolio totaled $513.3 million. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2023 and 2022, cash flows from operations provided $76.9 million and $51.1 million, respectively.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.34% for the nine months ended June 30, 2023 and 1.38% for the nine months ended June 30, 2022. As of June 30, 2023, our average assets per full-time employee and our average deposits per full-time employee were $16.5 million and $9.0 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average of deposits (exclusive of brokered CDs) held at our branch offices ($227.1 million per branch office as of June 30, 2023) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At June 30, 2023, the balance of such individual valuation allowances were $9.7 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. The estimated exposure for additional loss related to multiple loan restructurings is included as a component of our qualitative GVA.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. We have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At June 30, 2023, we had an amortized cost of $2.90 billion in home equity loans and home equity lines of credit outstanding, of which $3.1 million, or 0.11% were delinquent 90 days or more.
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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the period)	$74,138	$64,324	$72,895	$64,289
Charge-offs on real estate loans:
Residential Core
Ohio	35	11	241	168
Other	—	12	—	13
Total Residential Core	35	23	241	181
Total Residential Home Today	34	91	278	197
Home equity loans and lines of credit
Ohio	4	129	237	546
Florida	—	41	48	111
California	—	15	14	29
Other	18	6	281	116
Total Home equity loans and lines of credit	22	191	580	802
Total charge-offs	91	305	1,099	1,180
Recoveries on real estate loans:
Residential Core	227	669	831	2,299
Residential Home Today	434	592	1,707	2,079
Home equity loans and lines of credit	1,194	1,522	3,200	3,946
Construction	—	175	—	175
Total recoveries	1,855	2,958	5,738	8,499
Net recoveries	1,764	2,653	4,639	7,319
Provision (release) for allowance for credit losses on loans	(1,099)	2,473	(2,731)	(2,158)
Allowance balance for loans (end of the period)	$74,803	$69,450	$74,803	$69,450

Allowance balance for credit losses on unfunded commitments (beginning of the period)	$26,653	$26,601	$27,021	$24,970
Provision for credit losses on unfunded loan commitments	1,099	1,527	731	3,158
Allowance balance for unfunded loan commitments (end of the period)	27,752	28,128	27,752	28,128
Allowance balance for all credit losses (end of the period)	$102,555	$97,578	$102,555	$97,578
Ratios:
Allowance for credit losses on loans to non-accrual loans at end of the period	244.28%	184.28%	244.28%	184.28%
Allowance for credit losses on loans to the total amortized cost in loans at end of the period	0.50%	0.50%	0.50%	0.50%

The following table sets forth additional information with respect to net recoveries (charge-offs) by category for the periods indicated.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Net recoveries (charge-off) as a percentage of average loans outstanding (annualized)
Real estate loans:
Residential Core	0.01%	0.02%	0.01%	0.03%
Residential Home Today	0.01	0.01	0.01	0.02
Home Equity loans and lines of credit	0.03	0.04	0.02	0.03
Construction	—	0.01	—	—
Total net recoveries (charge-off) as a percentage of average loans outstanding (annualized)	0.05%	0.08%	0.04%	0.08%
Net recoveries totaled $4.6 million during the nine months ended June 30, 2023 compared to $7.3 million during the nine months ended June 30, 2022. We have reported net recoveries in each quarter for the last four years, primarily due to improvements in the values of collateral properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution.
Gross charge-offs remained at relatively low levels, during the nine months ended June 30, 2023 and the nine months ended June 30, 2022. Delinquent loans continue to be evaluated for potential losses, and provisions are recorded for the estimate of potential losses of those loans. Subject to changes in the economic environment, we expect a minimal level of charge-offs as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended June 30, 2023, the total allowance for credit losses increased $1.8 million, to $102.6 million from $100.8 million at March 31, 2023, as we recorded no provision expense for the allowance for credit losses and $1.8 million of net recoveries. Refer to the "Activity in the Allowance for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information.
Changes during the three months ended June 30, 2023 in the allowance for credit loss balances of loans are described below. The allowance for credit losses on off-balance sheet exposures increased by $1.1 million primarily related to a slight increase in commitments to originate. Other than the less significant construction and other loans segments, the changes related to the significant loan segments are described as follows:
•Residential Core – The amortized cost of this segment increased 1.6%, or $195.0 million, and its total allowance increased 1.4% or $0.8 million as of June 30, 2023 as compared to March 31, 2023. There were net recoveries of $0.2 million recorded for the current quarter and there were net recoveries of $0.6 million for the quarter ended June 30, 2022. Total delinquencies decreased 5.6% to $13.5 million at June 30, 2023 from $14.3 million at March 31, 2023. Delinquencies greater than 90 days decreased by 25.3% to $6.1 million at June 30, 2023 from $8.1 million at March 31, 2023. With some deterioration in the economic forecasts and new growth in the portfolio this quarter, the allowance increased.
•Residential Home Today – The amortized cost of this segment decreased 3.2%, or $1.6 million, as we are no longer originating loans under the Home Today program. The expected net recovery position for this segment was $1.1 million at June 30, 2023 and $1.2 million at March 31, 2023. Total delinquencies increased 0.8% to $2.5 million at June 30, 2023 from $2.5 million at March 31, 2023. Delinquencies greater than 90 days remained at $1.0 million for June 30, 2023 and March 31, 2023. There were net recoveries of $0.4 million recorded during the current quarter and net recoveries of $0.5 million during the quarter ended June 30, 2022. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans, which is driving the current allowance balance for Home Today loans negative.
•Home Equity Loans and Lines of Credit – The amortized cost of this segment increased 5.2%, or $144.2 million, to $2.90 billion at June 30, 2023 from $2.76 billion at March 31, 2023. The total allowance for this segment decreased by 0.5% to $21.1 million from $21.2 million at March 31, 2023. Total delinquencies for this portfolio segment decreased

4.8% to $6.8 million at June 30, 2023 as compared to $7.1 million at March 31, 2023. Delinquencies greater than 90 days increased 6.7% to $3.1 million at June 30, 2023 from $2.9 million at March 31, 2023. There were net recoveries of $1.2 million for this loan segment during the current quarter and net recoveries of $1.3 million during the quarter ended June 30, 2022. Balance increases caused a slight increase in forecasted losses, offset by a reduction due to model adjustments for product mix.
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

	June 30, 2023			March 31, 2023
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$54,551	72.9%	80.1%	$53,772	72.5%	80.4%
Residential Home Today	(1,095)	(1.5)	0.3	(1,212)	(1.6)	0.3
Home equity loans and lines of credit	21,132	28.3	19.2	21,232	28.6	18.6
Construction	215	0.3	0.4	346	0.5	0.7
Allowance for credit losses on loans	$74,803	100.0%	100.0%	$74,138	100.0%	100.0%

	September 30, 2022			June 30, 2022
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$53,506	73.4%	80.4%	$51,452	74.1%	80.8%
Residential Home Today	(997)	(1.4)	0.4	(892)	(1.3)	0.4
Home equity loans and lines of credit	20,032	27.5	18.4	18,594	26.8	18.0
Construction	354	0.5	0.8	296	0.4	0.8
Allowance for credit losses on loans	$72,895	100.0%	100.0%	$69,450	100.0%	100.0%

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

	June 30, 2023		March 31, 2023		September 30, 2022		June 30, 2022
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,754,461		$6,593,438		$6,432,780		$6,236,177
Florida	2,141,663		2,140,476		2,120,892		2,090,799
Other	3,049,657		3,018,360		2,986,187		2,973,224
Total Residential Core	11,945,781	80.1%	11,752,274	80.4%	11,539,859	80.4%	11,300,200	80.8%
Total Residential Home Today	48,240	0.3	49,795	0.3	53,255	0.4	55,333	0.4
Home equity loans and lines of credit
Ohio	738,632		712,646		706,641		669,306
Florida	622,184		585,563		537,724		501,799
California	489,412		463,110		432,540		412,037
Other	1,015,976		962,559		956,973		931,090
Total Home equity loans and lines of credit	2,866,204	19.2	2,723,878	18.6	2,633,878	18.4	2,514,232	18.0
Construction loans
Ohio	54,884		78,460		111,098		102,870
Florida	7,079		9,859		10,661		9,246
Other	—		—		—		51
Total Construction	61,963	0.4	88,319	0.7	121,759	0.8	112,167	0.8
Other loans	4,022	—	3,868	—	3,263	—	3,255	—
Total loans receivable	14,926,210	100.0%	14,618,134	100.0%	14,352,014	100.0%	13,985,187	100.0%
Deferred loan expenses, net	56,780		53,183		50,221		48,669
Loans in process	(24,507)		(33,856)		(72,273)		(68,578)
Allowance for credit losses on loans	(74,803)		(74,138)		(72,895)		(69,450)
Total loans receivable, net	$14,883,680		$14,563,323		$14,257,067		$13,895,828

The following table provides an analysis of our residential mortgage loans disaggregated by refreshed FICO score, year of origination and portfolio at June 30, 2023. The Company treats the FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2023	2022	2021	2020	2019	Prior			Total
	(Dollars in thousands)
June 30, 2023
Real estate loans:
Residential Core
<680	$24,552	$94,000	$64,354	$40,090	$23,427	$163,218	$—	$—	$409,641
680-740	242,530	409,847	243,141	165,714	65,505	374,508	—	—	1,501,245
741+	966,989	2,693,370	1,769,716	1,157,523	484,466	2,794,837	—	—	9,866,901
Unknown (1)	1,366	23,182	35,309	20,388	7,603	102,308	—	—	190,156
Total Residential Core	1,235,437	3,220,399	2,112,520	1,383,715	581,001	3,434,871	—	—	11,967,943
Residential Home Today (2)
<680	—	—	—	—	—	24,025	—	—	24,025
680-740	—	—	—	—	—	9,634	—	—	9,634
741+	—	—	—	—	—	11,188	—	—	11,188
Unknown (1)	—	—	—	—	—	2,911	—	—	2,911
Total Residential Home Today	—	—	—	—	—	47,758	—	—	47,758
Home equity loans and lines of credit
<680	2,427	2,604	1,485	341	642	1,125	100,751	13,334	122,709
680-740	33,484	8,389	3,109	748	802	2,243	478,208	14,304	541,287
741+	97,607	65,672	21,185	6,538	5,084	10,893	1,959,869	40,974	2,207,822
Unknown (1)	170	244	107	98	54	654	22,255	6,254	29,836
Total Home equity loans and lines of credit	133,688	76,909	25,886	7,725	6,582	14,915	2,561,083	74,866	2,901,654
Construction
<680	—	926	—	—	—	—	—	—	926
680-740	2,244	4,276	—	—	—	—	—	—	6,520
741+	12,627	16,739	294	—	—	—	—	—	29,660
Total Construction	14,871	21,941	294	—	—	—	—	—	37,106
Total net real estate loans	$1,383,996	$3,319,249	$2,138,700	$1,391,440	$587,583	$3,497,544	$2,561,083	$74,866	$14,954,461

(1) Data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.

The following table provides an analysis of our residential mortgage loans by origination LTV, origination year and portfolio at June 30, 2023. LTVs are not updated subsequent to origination except as part of the charge-off process. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2023	2022	2021	2020	2019	Prior			Total
	(Dollars in thousands)
June 30, 2023
Real estate loans:
Residential Core
<80%	$501,538	$1,920,702	$1,457,683	$740,555	$265,052	$1,942,777	$—	$—	$6,828,307
80-89.9%	605,090	1,081,252	606,615	583,992	285,493	1,376,922	—	—	4,539,364
90-100%	128,809	216,808	47,131	58,968	30,196	112,814	—	—	594,726
>100%	—	—	—	—	—	747	—	—	747
Unknown (1)	—	1,637	1,091	200	260	1,611	—	—	4,799
Total Residential Core	1,235,437	3,220,399	2,112,520	1,383,715	581,001	3,434,871	—	—	11,967,943
Residential Home Today (2)
<80%	—	—	—	—	—	9,527	—	—	9,527
80-89.9%	—	—	—	—	—	15,368	—	—	15,368
90-100%	—	—	—	—	—	22,863	—	—	22,863
Total Residential Home Today	—	—	—	—	—	47,758	—	—	47,758
Home equity loans and lines of credit
<80%	129,729	74,283	25,193	7,688	6,291	11,234	2,388,897	49,866	2,693,181
80-89.9%	3,959	2,594	693	37	238	1,447	170,688	22,803	202,459
90-100%	—	—	—	—	—	862	619	254	1,735
>100%	—	32	—	—	53	1,368	471	365	2,289
Unknown (1)	—	—	—	—	—	4	408	1,578	1,990
Total Home equity loans and lines of credit	133,688	76,909	25,886	7,725	6,582	14,915	2,561,083	74,866	2,901,654
Construction
<80%	8,836	10,494	294	—	—	—	—	—	19,624
80-89.9%	6,035	11,447	—	—	—	—	—	—	17,482
Total Construction	14,871	21,941	294	—	—	—	—	—	37,106
Total net real estate loans	$1,383,996	$3,319,249	$2,138,700	$1,391,440	$587,583	$3,497,544	$2,561,083	$74,866	$14,954,461

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.
At June 30, 2023, the unpaid principal balance of the home equity loans and lines of credit portfolio consisted of $338.1 million in home equity loans (including $75.0 million of home equity lines of credit, which are in repayment and no longer eligible to be drawn upon, and $10.0 million in bridge loans) and $2.53 billion in home equity lines of credit.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of home equity loans, home equity lines of credit and bridge loans as of June 30, 2023. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$2,123,256	$625,284	0.09%	60%	33%
Florida	1,314,004	529,968	0.01	55	36
California	1,131,080	421,095	0.08	60	50
Other (1)	2,561,145	951,786	0.11	63	47
Total home equity lines of credit in draw period	7,129,485	2,528,133	0.08	60	40
Home equity lines in repayment, home equity loans and bridge loans	338,071	338,071	0.68	57	36
Total	$7,467,556	$2,866,204	0.11%	60%	40%
_________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total home equity lending portfolio and 5% of total loan balances.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2023. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
At June 30, 2023, 31.9% of the home equity lending portfolio was either in a first lien position (16.6%), in a subordinate (second) lien position behind a first lien that we held (12.8%) or behind a first lien that was held by a loan that we originated, sold and now serviced for others (2.5%). At June 30, 2023, 12.8% of the home equity line of credit portfolio in the draw period were making only the minimum payment on the outstanding line balance. Minimum payments include both a principal and interest component.

The following table sets forth by calendar year of origination the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the estimated current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2023. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2015 and Prior	$156,561	$31,817	—%	57%	26%
2016	241,675	63,057	0.01	59	28
2017	497,927	149,244	0.12	58	30
2018	623,560	217,856	0.06	58	32
2019	830,868	329,759	0.11	61	35
2020	772,300	251,844	0.15	58	34
2021	1,522,066	559,975	0.11	62	42
2022	1,730,864	652,676	0.05	61	49
2023	753,664	271,905	—	60	55
Total home equity lines of credit in draw period	7,129,485	2,528,133	0.08	60	40
Home equity lines in repayment, home equity loans and bridge loans	338,071	338,071	0.68	57	36
Total	$7,467,556	$2,866,204	0.11%	60%	40%
________________
(1)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(2)Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2023. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
The following table sets forth, by fiscal year of the draw period expiration, the principal balance of home equity lines of credit in the draw period as of June 30, 2023, segregated by the estimated current combined LTV range. Home equity lines of credit with an end of draw date in the current fiscal year include accounts with draw privileges that have been temporarily suspended.

	Estimated Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (1)	Total
	(Dollars in thousands)
2023	$53,584	$356	$—	$—	$48	$53,988
2024	10,674	70	—	—	35	10,779
2025	19,741	—	—	—	11	19,752
2026	33,639	—	—	—	—	33,639
2027	125,171	—	—	—	120	125,291
2028	205,909	—	—	—	—	205,909
Post 2028	2,029,521	44,325	—	113	4,816	2,078,775
Total	$2,478,239	$44,751	$—	$113	$5,030	$2,528,133
_________________
(1)Market data necessary for stratification is not readily available.

Delinquent Loans
The following tables set forth the amortized cost in loan delinquencies by type, segregated by geographic location and duration of delinquency as of the dates indicated. The majority of our Home Today loan portfolio is secured by properties located in Ohio, and there are no other loans with delinquent balances. There were no delinquencies in the construction loan portfolio for the dates presented.

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
June 30, 2023
Real estate loans:
Residential Core
Ohio	$4,579	$2,980	$7,559
Florida	2,112	1,202	3,314
Other	741	1,871	2,612
Total Residential Core	7,432	6,053	13,485
Residential Home Today	1,489	1,026	2,515
Home equity loans and lines of credit
Ohio	802	840	1,642
Florida	670	197	867
California	868	902	1,770
Other	1,362	1,153	2,515
Total Home equity loans and lines of credit	3,702	3,092	6,794
Total	$12,623	$10,171	$22,794

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
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
Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.07% of total net loans at June 30, 2023, 0.08% at March 31, 2023, and 0.09% at September 30, 2022 and June 30, 2022. Total loans delinquent (i.e. delinquent 30 days or more) were 0.15% of total net loans at June 30, 2023, 0.16% at March 31, 2023, 0.15% at September 30, 2022 and 0.16% at June 30, 2022.
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

	June 30, 2023	March 31, 2023	September 30, 2022	June 30, 2022
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$18,309	$20,351	$22,644	$23,131
Residential Home Today	5,290	5,461	6,037	6,723
Home equity loans and lines of credit	7,023	6,884	6,925	7,833
Total non-accrual loans (1)(2)	30,622	32,696	35,606	37,687
Real estate owned	1,400	1,165	1,191	253
Total non-performing assets	$32,022	$33,861	$36,797	$37,940
Ratios:
Total non-accrual loans to total loans	0.20%	0.22%	0.25%	0.27%
Total non-accrual loans to total assets	0.18%	0.20%	0.23%	0.24%
Total non-performing assets to total assets	0.19%	0.21%	0.23%	0.25%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$41,720	$43,192	$43,101	$44,016
Residential Home Today	17,307	17,672	18,380	18,683
Home equity loans and lines of credit	20,667	20,914	22,060	22,605
Total	$79,694	$81,778	$83,541	$85,304
_________________
(1)At June 30, 2023, March 31, 2023, September 30, 2022, and June 30, 2022, the totals include $19.4 million, $19.7 million, $21.9 million and $23.6 million, respectively, in TDRs that are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status or forbearance plan prior to restructuring, because of a prior partial charge-off or because all borrowers have filed Chapter 7 bankruptcy and have not been reaffirmed or dismissed.
(2)At June 30, 2023, March 31, 2023, September 30, 2022, and June 30, 2022, the totals include $3.2 million, $3.4 million, $3.6 million and $4.3 million in TDRs that are 90 days or more past due, respectively.
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

The table below sets forth a reconciliation of the amortized costs and categories between non-accrual loans and collateral-dependent loans at the dates indicated. The decrease in other accruing collateral-dependent loans at June 30, 2023 from June 30, 2022 was primarily related to forbearance plans that had been extended past 12 months that are now performing with no charge-off and are no longer collateral-dependent.

	June 30, 2023	March 31, 2023	September 30, 2022	June 30, 2022
	(Dollars in thousands)
Non-Accrual Loans	$30,622	$32,696	$35,606	$37,687
Accruing Collateral-Dependent TDRs	5,534	6,317	7,279	7,246
Other Accruing Collateral-Dependent Loans	6,100	5,529	6,426	10,783
Less: Loans Collectively Evaluated	(3,175)	(4,228)	(2,190)	(3,068)
Total Collateral-Dependent loans	$39,081	$40,314	$47,121	$52,648

In response to the economic challenges facing many borrowers, we continue to restructure loans. Loan restructuring is a method used to help families keep their homes and to preserve neighborhoods. This involves making changes to the borrowers' loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond the original agreement; capitalization of delinquent payments in special situations; or some combination of the aforementioned. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on TDR measurement, see Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. We had $102.3 million of TDRs (accrual and non-accrual) recorded at June 30, 2023. This was a decrease in the amortized cost of TDRs of $2.5 million, $6.7 million, and $10.9 million from March 31, 2023, September 30, 2022 and June 30, 2022, respectively.

The following table sets forth the amortized cost in accrual and non-accrual TDRs, by the types of concessions granted, as of June 30, 2023. Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company.

	Initial Restructurings	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$27,024	$10,484	$4,212	$41,720
Residential Home Today	9,014	7,479	814	17,307
Home equity loans and lines of credit	19,447	932	288	20,667
Total	$55,485	$18,895	$5,314	$79,694
Non-Accrual, Performing
Residential Core	$1,391	$5,206	$5,239	$11,836
Residential Home Today	507	2,645	888	4,040
Home equity loans and lines of credit	1,512	1,310	686	3,508
Total	$3,410	$9,161	$6,813	$19,384
Non-Accrual, Non-Performing
Residential Core	$868	$491	$233	$1,592
Residential Home Today	226	317	60	603
Home equity loans and lines of credit	750	231	—	981
Total	$1,844	$1,039	$293	$3,176
Total TDRs
Residential Core	$29,283	$16,181	$9,684	$55,148
Residential Home Today	9,747	10,441	1,762	21,950
Home equity loans and lines of credit	21,709	2,473	974	25,156
Total	$60,739	$29,095	$12,420	$102,254
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

Comparison of Financial Condition at June 30, 2023 and September 30, 2022
Total assets increased $805.1 million, or 5.1%, to $16.59 billion at June 30, 2023 from $15.79 billion at September 30, 2022. This increase was mainly the result of new loan origination levels exceeding the total of loan sales and principal repayments.
Cash and cash equivalents increased $66.6 million, or 18.0%, to $436.2 million at June 30, 2023 from $369.6 million at September 30, 2022. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities, all of which are classified as available for sale, increased $55.4 million to $513.3 million at June 30, 2023 from $457.9 million at September 30, 2022. Investment securities increased as $124.2 million in purchases, which included a $59.5 million treasury note that was pledged as collateral on centrally cleared interest rate swap contracts, exceeded the combined effect of $62.6 million in principal repayments, a $5.2 million increase in unrealized losses and $1.0 million of premium amortization that occurred in the mortgage-backed securities portfolio during the nine months ended June 30, 2023. There were no sales of investment securities during the nine months ended June 30, 2023.

Mortgage loans held for sale decreased $9.1 million, or 93.8%, to $0.6 million at June 30, 2023 from $9.7 million at September 30, 2022. The decrease is related to a reduction in loans originated for sale due to a higher interest rate environment.
Loans held for investment, net of deferred loan fees and allowance for credit losses, increased $626.6 million, or 4.4%, to $14.88 billion at June 30, 2023 from $14.26 billion at September 30, 2022, as new originations and additional draws on existing accounts exceeded loan sales and repayments. This increase included a $400.9 million, or 3.5%, increase in residential mortgage loans to $11.99 billion at June 30, 2023 from $11.59 billion at September 30, 2022. In addition, there was a $232.3 million increase in the balance of home equity loans and lines of credit during the nine months ended June 30, 2023. During the nine months ended June 30, 2023, $467.0 million of three- and five-year “Smart Rate” loans were originated while $844.5 million of fixed-rate first mortgage loans were originated. Between September 30, 2022 and June 30, 2023, the total fixed-rate portion of the first mortgage loan portfolio increased $311.3 million. During the nine months ended June 30, 2023, $58.1 million of first mortgage loans were sold or committed to sell to Fannie Mae.
Commitments originated for home equity loans and lines of credit, and bridge loans were $1.24 billion for the nine months ended June 30, 2023 compared to $1.60 billion for the nine months months ended June 30, 2022. At June 30, 2023, pending commitments to originate new home equity lines of credit were $64.2 million and equity loans and bridge loans were $78.0 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The allowance for credit losses was $102.6 million, or 0.69% of total loans receivable, at June 30, 2023, including a $27.8 million liability for unfunded commitments. The allowance for credit losses was $99.9 million, or 0.70% of total loans receivable, at September 30, 2022, including a $27.0 million liability for unfunded commitments. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional discussion.
The amount of FHLB stock owned increased $34.8 million or 16.4% to $247.1 million at June 30, 2023 from $212.3 million at September 30, 2022. Collateral requirements on funds borrowed from the FHLB dictate the amount of stock owned at any given time.
Total bank owned life insurance contracts increased $6.5 million, to $310.5 million at June 30, 2023, from $304.0 million at September 30, 2022, primarily due to changes in cash surrender value.
Other assets, including prepaid expenses, increased $14.5 million to $109.9 million at June 30, 2023 from $95.4 million at September 30, 2022. The increase was primarily due to a $22.1 million increase in receivables on swap contracts, which included a $14.5 million increase in interest receivable and a $7.6 million increase in margin receivable, partially offset by an $8.0 million decrease in net deferred taxes.
Deposits increased $148.1 million, or 1.7%, to $9.07 billion at June 30, 2023 from $8.92 billion at September 30, 2022. The increase in deposits resulted primarily from a $224.0 million increase in CDs, inclusive of brokered CDs, as the current market rates have increased customers' desires to maintain longer-term CDs, a $150.9 million increase in savings accounts, excluding money market accounts, a $2.4 million increase in accrued interest, offset by a $70.3 million decrease in money market accounts, and a $158.9 million decrease in checking accounts. The balance of brokered CDs included in total deposits at June 30, 2023 increased by $92.5 million to $667.8 million compared to a balance of $575.2 million at September 30, 2022. Based on FDIC insurance limits by ownership structure, the total uninsured deposits were $311.3 million and $366.7 million at June 30, 2023 and September 30, 2022, respectively.
Borrowed funds increased $659.0 million, or 13.7%, to $5.45 billion at June 30, 2023 from $4.79 billion at September 30, 2022. The increase was primarily used to fund loan growth. The total balance of borrowed funds at June 30, 2023, all from the FHLB, included $243.0 million of overnight advances, $1.59 billion of term advances with a weighted average maturity of approximately 2.3 years and $3.60 billion of short-term advances, aligned with interest rate swap contracts, with a remaining weighted average effective maturity of approximately 4.1 years. Interest rate swaps have been used to extend the duration of short-term borrowings, at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate swaps.
Borrowers' advances for insurance and taxes decreased by $42.9 million to $74.4 million at June 30, 2023 from $117.3 million at September 30, 2022. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.
Accrued expenses and other liabilities increased by $12.6 million to $96.7 million at June 30, 2023 from $84.1 million at September 30, 2022. The increase is primarily due to a $7.1 million increases in accrued interest on interest rate swap contracts and a $4.9 million increase in real estate tax payments remitted on behalf of borrowers, that remained outstanding at June 30, 2023.
Total shareholders’ equity increased $41.8 million, or 2.3%, to $1.89 billion at June 30, 2023 from $1.84 billion at September 30, 2022. Activity reflects $55.7 million of net income in the current year reduced by dividends of $43.7 million, and $5.0 million of repurchases of outstanding common stock. Other changes include $27.8 million of positive change in accumulated other comprehensive income, primarily related to changes in market values due to fluctuations in market interest rates and maturities of swap contracts, and a $7.0 million net positive impact related to activity in the Company's stock compensation and employee stock ownership plans. During the three months ended June 30, 2023, we did not repurchase shares of our common stock. The Company's eighth stock repurchase program allows for a total of 10,000,000 shares to be repurchased, with 5,191,951 shares remaining to be repurchased at June 30, 2023. As a result of a mutual member vote, Third Federal Savings and Loan Association of Cleveland, MHC (the "MHC"), the mutual holding company that owns approximately 81.0% of the outstanding stock of the Company, was able to waive its receipt of its share of the dividend paid. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$350,574	$4,481	5.11%	$337,551	$709	0.84%
Investment securities	24,046	320	5.32	3,836	12	1.25
Mortgage-backed securities	470,457	3,392	2.88	444,972	1,270	1.14
Loans (2)	14,676,829	144,347	3.93	13,497,362	99,576	2.95
Federal Home Loan Bank stock	235,177	4,117	7.00	170,155	1,204	2.83
Total interest-earning assets	15,757,083	156,657	3.98%	14,453,876	102,771	2.84%
Noninterest-earning assets	543,310			467,329
Total assets	$16,300,393			$14,921,205
Interest-bearing liabilities:
Checking accounts	$1,064,738	1,317	0.49%	$1,475,586	958	0.26%
Savings accounts	1,890,427	8,087	1.71	1,882,881	931	0.20
Certificates of deposit	6,042,798	39,501	2.61	5,711,412	15,325	1.07
Borrowed funds	5,175,982	38,973	3.01	3,774,204	14,255	1.51
Total interest-bearing liabilities	14,173,945	87,878	2.48%	12,844,083	31,469	0.98%
Noninterest-bearing liabilities	264,952			250,437
Total liabilities	14,438,897			13,094,520
Shareholders’ equity	1,861,496			1,826,685
Total liabilities and shareholders’ equity	$16,300,393			$14,921,205
Net interest income		$68,779			$71,302
Interest rate spread (1)(3)			1.50%			1.86%
Net interest-earning assets (4)	$1,583,138			$1,609,793
Net interest margin (1)(5)		1.75%			1.97%
Average interest-earning assets to average interest-bearing liabilities	111.17%			112.53%
Selected performance ratios:
Return on average assets (1)		0.43%			0.46%
Return on average equity (1)		3.78%			3.75%
Average equity to average assets		11.42%			12.24%
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

General. Net income increased $0.5 million, or 3%, to $17.6 million for the quarter ended June 30, 2023 from $17.1 million for the quarter ended June 30, 2022. The increase in net income was attributable primarily to a decrease in the provision for credit losses, partially offset by a decrease in net interest income and an increase in non-interest expense.
Interest and Dividend Income. Interest and dividend income increased $53.9 million, or 52%, to $156.7 million during the current quarter compared to $102.8 million during the same quarter in the prior year. The increase in interest and dividend income was primarily the result of an increase in interest income on loans, as well as increases to income earned on mortgage-backed securities, FHLB stock, and other interest-bearing cash equivalents.
Interest income on loans increased $44.7 million, or 45%, to $144.3 million during the current quarter compared to $99.6 million during the same quarter in the prior year. This change was primarily attributed to a 98 basis point increase in the average yield on loans for the quarter ended June 30, 2023 to 3.93%, compared to 2.95% the same quarter last year. It was also attributed to a 9%, or $1.18 billion, increase in the average balance of loans to $14.68 billion for the quarter ended June 30, 2023 compared to $13.50 billion during the same quarter last year as new loan production exceeded principal repayments and loan sales during the current quarter.
Interest Expense. Interest expense increased $56.4 million, or 179%, to $87.9 million during the current quarter compared to $31.5 million during the quarter ended June 30, 2022. The increase resulted from higher costs of certificates of deposit and borrowed funds.
Interest expense on CDs increased $24.2 million, or 158%, to $39.5 million during the current quarter compared to $15.3 million during the quarter ended June 30, 2022. The increase was attributed to a 154 basis point increase in the average rate paid on CDs to 2.61% for the current quarter from 1.07% for the same quarter last year. Additionally, there was a $331.4 million, or 5.8%, increase in the average balance of CDs to $6.04 billion during the current quarter from $5.71 billion during the same quarter of the prior year. Interest rates were increased on deposits in response to increases in market interest rates, as well as the higher rates paid by our competition.
Interest expense on borrowed funds increased $24.7 million, or 173%, to $39.0 million during the current quarter compared to $14.3 million during the quarter ended June 30, 2022. This increase was mainly attributed to a 150 basis point increase in the average rate paid on these funds, to 3.01% for the current quarter from 1.51% for the same quarter last year. In addition, the average balance of borrowed funds increased $1.40 billion, or 37%, to $5.18 billion during the current quarter from an average balance of $3.77 billion during the same quarter of the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $2.5 million to $68.8 million during the current quarter when compared to $71.3 million for the three months ended June 30, 2022. Average interest-earning assets during the current quarter increased $1.30 billion, or 9%, when compared to the quarter ended June 30, 2022. The increase in average interest-earning assets was attributed primarily to an increase in the average balances of loans. In addition to the increase in average interest-earning assets, the yield on those assets increased 114 basis point to 3.98% from 2.84%, as a result of market interest rate increases. The interest rate spread decreased 36 basis points to 1.50% compared to 1.86% during the same quarter last year. The net interest margin decreased twenty-two basis points to 1.75% in the current quarter compared to 1.97% for the same quarter last year. The decrease in our interest rate spread and net interest margin is primarily due to the impact of a prolonged period of historically low interest rate environment followed by a rapid and meaningful rise in interest rates, that started in March 2022, along with an extended period of yield curve inversion. Refer to Controlling Our Interest Rate Risk Exposure of the Overview section for further discussion.
Provision (Release) for Credit Losses. We recorded no provision of the allowance for credit losses on loans and off-balance sheet exposures during the quarter ended June 30, 2023, compared to a $4.0 million provision of allowance for credit losses during the quarter ended June 30, 2022. As delinquencies in the portfolio have been resolved through pay-offs, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Recoveries of amounts charged against the allowance for credit losses occur when collateral values increase and homes are sold or when borrowers repay the amounts previously charged-off. In the current quarter, we recorded net recoveries of $1.8 million compared to net recoveries of $2.7 million in the quarter ended June 30, 2022. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. Refer to the Lending Activities section of Item 2. and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $0.1 million, or 2%, to $5.8 million during the current quarter compared to $5.7 million during the quarter ended June 30, 2022, mainly as a result of a $0.7 million increase in the cash surrender value and death benefits from bank owned life insurance, to $2.8 million during the quarter ended June 30, 2023 from

$2.1 million during the quarter ended June 30, 2022. Additionally, there was a decrease of $0.8 million in loan fees and service charges.
Non-Interest Expense. Non-interest expense increased $1.1 million, or 2%, to $52.9 million during the current quarter compared to $51.8 million during the quarter ended June 30, 2022. The increase primarily consisted of a $2.2 million increase in marketing, a $1.2 million increase in FDIC premiums, and a $0.6 million increase in other operating expenses, partially offset by a $3.5 million decrease in salaries and employee benefits, related to higher wage and health insurance costs. FDIC premiums increased due to deposit growth and a two basis point increase in the assessment rate that went into effect on January 1, 2023.
Income Tax Expense. The provision for income taxes was $4.1 million for both the current quarter and the quarter ended June 30, 2022. The provision for the current quarter included $3.9 million of federal income tax provision and $0.2 million of state income tax expense. The provision for the quarter ended June 30, 2022 included $3.9 million of federal income tax provision and $0.1 million of state income tax expense. Our effective federal tax rate was 18.8% during the current quarter and 18.6% during the quarter ended June 30, 2022.

Comparison of Operating Results for the Nine Months Ended June 30, 2023 and 2022
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Nine Months Ended			Nine Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$351,742	$11,677	4.43%	$389,884	$1,060	0.36%
Investment securities	10,438	342	4.37	3,604	32	1.18
Mortgage-backed securities	470,108	9,887	2.80	432,781	3,565	1.10
Loans (2)	14,530,428	410,847	3.77	12,975,292	280,820	2.89
Federal Home Loan Bank stock	228,318	10,426	6.09	165,240	2,845	2.30
Total interest-earning assets	15,591,034	443,179	3.79%	13,966,801	288,322	2.75%
Noninterest-earning assets	518,875			485,123
Total assets	$16,109,909			$14,451,924
Interest-bearing liabilities:
Checking accounts	$1,126,064	5,956	0.71%	$1,306,720	1,516	0.15%
Savings accounts	1,774,965	16,822	1.26	1,862,449	1,973	0.14
Certificates of deposit	6,042,061	95,858	2.12	5,814,710	49,872	1.14
Borrowed funds	5,053,965	111,339	2.94	3,410,751	43,074	1.68
Total interest-bearing liabilities	13,997,055	229,975	2.19%	12,394,630	96,435	1.04%
Noninterest-bearing liabilities	243,823			267,142
Total liabilities	14,240,878			12,661,772
Shareholders’ equity	1,869,031			1,790,152
Total liabilities and shareholders’ equity	$16,109,909			$14,451,924
Net interest income		$213,204			$191,887
Interest rate spread (1)(3)			1.60%			1.71%
Net interest-earning assets (4)	$1,593,979			$1,572,171
Net interest margin (1)(5)		1.82%			1.83%
Average interest-earning assets to average interest-bearing liabilities	111.39%			112.68%
Selected performance ratios:
Return on average assets (1)		0.46%			0.45%
Return on average equity (1)		3.97%			3.66%
Average equity to average assets		11.60%			12.39%
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

General. Net income increased $6.6 million to $55.7 million for the nine months ended June 30, 2023 compared to $49.1 million for the nine months ended June 30, 2022. The increase in net income was primarily driven by an increase in net interest income, partially offset by an increase in non-interest expense and decrease in non-interest income.
Interest and Dividend Income. Interest and dividend income increased $154.9 million, or 54%, to $443.2 million during the nine months ended June 30, 2023 compared to $288.3 million during the same nine months in the prior year. The increase in interest and dividend income resulted mainly from an increase in interest income on loans and mortgage-backed securities, as well as increases in income earned on FHLB stock and other interest-bearing cash equivalents.
Interest income on loans increased $130.0 million, or 46%, to $410.8 million for the nine months ended June 30, 2023 compared to $280.8 million for the nine months ended June 30, 2022. This increase was attributed mainly to an 88 basis point increase in the average yield on loans to 3.77% for the nine months ended June 30, 2023 from 2.89% for the same nine months in the prior fiscal year. Adding to the increase was a $1.56 billion increase in the average balance of loans to $14.53 billion for the current nine months compared to $12.98 billion for the prior fiscal year period as new loan production exceeded repayments and loan sales during the current fiscal year.
Interest Expense. Interest expense increased $133.6 million, or 139%, to $230.0 million during the current nine months compared to $96.4 million during the nine months ended June 30, 2022. This increase mainly resulted from an increase in yields and average volume of borrowed funds.
Interest expense on CDs increased $46.0 million, or 92%, to $95.9 million during the nine months ended June 30, 2023 compared to $49.9 million during the nine months ended June 30, 2022. The increase was attributed primarily to a 98 basis point increase in the average rate paid on CDs to 2.12% during the current nine months from 1.14% during the same nine months last fiscal year. In addition, there was a $227.4 million, or 4%, increase in the average balance of CDs to $6.04 billion from $5.81 billion during the same nine months of the prior fiscal year. Interest expense on savings accounts increased $14.8 million to $16.8 million during the nine months ended June 30, 2023, compared to interest expense of $2.0 million for the nine-month period ended June 30, 2023. Interest expense on checking accounts increased $4.5 million to $6.0 million during the nine months ended June 30, 2023, compared to interest expense of $1.5 million for the nine-month period ended June 30, 2022. Rates were increased for deposits in response to increases in market interest rates, as well as increases in the rates paid by our competitors.
Interest expense on borrowed funds, as impacted by related interest rate swap contracts, increased $68.2 million, or 158%, to $111.3 million during the nine months ended June 30, 2023 from $43.1 million during the nine months ended June 30, 2022. The increase was primarily the result of higher average interest rates for the nine months ended June 30, 2023. There was a 126 basis point increase in the average rate paid for these funds to 2.94% from 1.68% for the nine months ended June 30, 2023 and June 30, 2022, respectively. The average balance of borrowed funds increased $1.64 billion, or 48%, to $5.05 billion during the current nine months from $3.41 billion during the same nine months of the prior fiscal year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $21.3 million, or 11%, to $213.2 million during the nine months ended June 30, 2023 from $191.9 million during the nine months ended June 30, 2022. The net increase consisted of a $154.9 million increase in interest income and a $133.6 million increase in interest expense.
Average interest-earning assets increased during the current nine months by $1.62 billion, or 12%, to $15.59 billion when compared to the nine months ended June 30, 2022. The increase in average assets was attributed primarily to a $1.56 billion increase in the average balance of our loans and a $63.1 million increase in FHLB stock, partially offset by a $38.2 million decrease in cash and cash equivalents. The yield on average interest-earning assets increased 104 basis points to 3.79% for the nine months ended June 30, 2023 from 2.75% for the nine months ended June 30, 2022. Average interest-bearing liabilities increased $1.60 billion to $14.00 billion for the nine months ended June 30, 2023 compared to $12.39 billion for the nine months ended June 30, 2022. Average interest-bearing liabilities experienced a 115 basis point increase in cost and the interest rate spread decreased 11 basis points to 1.60% compared to 1.71% during the same nine months last fiscal year. The net interest margin was 1.82% for the current nine months and 1.83% for the same nine months in the prior fiscal year period.
Provision (Release) for Credit Losses. We recorded a release of the allowance for credit losses on loans and off-balance sheet exposures of $2.0 million during the nine months ended June 30, 2023 compared to a $1.0 million provision of allowance for credit losses for the nine months ended June 30, 2022. In the current nine months, we recorded net recoveries of $4.6 million, as compared to net recoveries of $7.3 million for the nine months ended June 30, 2022. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Refer to the Lending Activities section of the Overview and Note 4. LOANS

AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income decreased $3.1 million, or 16%, to $16.3 million during the nine months ended June 30, 2023 compared to $19.4 million during the nine months ended June 30, 2022. The decrease in non-interest income was primarily due to a $1.6 million decrease in the net gain on sale of loans and a $1.9 million decrease in loan fees and service charges. The decrease in net gain on the sale of loans was generally attributable to both lower volumes of sales as well as less favorable market pricing on loan delivery contracts settled during the current period. There were loan sales of $58.1 million during the nine months ended June 30, 2023, compared to loan sales of $104.3 million during the nine months ended June 30, 2022.
Non-Interest Expense. Non-interest expense increased $12.2 million, or 8%, to $161.6 million during the nine months ended June 30, 2023 compared to $149.4 million during the nine months ended June 30, 2022. This increase was driven by a $2.0 million increase in salaries and employee benefits, a $4.4 million increase in marketing expenses, a $3.2 million increase in federal insurance premiums and a $2.0 million increase in other operating expenses.
Income Tax Expense. The provision for income taxes increased $2.4 million to $14.2 million during the nine months ended June 30, 2023 from $11.8 million for the nine months ended June 30, 2022 reflecting the higher level of pre-tax income during the more recent period. The provision for the current nine months included $12.8 million of federal income tax provision and $1.4 million of state income tax provision. The provision for the nine months ended June 30, 2022 included $11.1 million of federal income tax provision and $0.7 million of state income tax provision. Our effective federal tax rate was 18.7% during the nine months ended June 30, 2023 and 18.4% during the nine months ended June 30, 2022.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended June 30, 2023, our liquidity ratio averaged 5.51%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2023.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2023, cash and cash equivalents totaled $436.2 million, which represented an increase of 18% from $369.6 million at September 30, 2022.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $513.3 million at June 30, 2023.
During the nine-month period ended June 30, 2023, loan sales, including commitments to sell, totaled $58.1 million, which included sales to Fannie Mae, consisting of $49.2 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans and $8.9 million of loans that qualified under Fannie Mae's Home Ready initiative. At June 30, 2023, $0.6 million of long-term, fixed-rate residential first mortgage loans are classified as “held for sale".

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS.
At June 30, 2023, we had $441.9 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $4.60 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of June 30, 2023 totaled $2.83 billion, or 31.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before June 30, 2024. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered. Our cost of insuring deposits is likely to increase due to special assessments related to losses incurred by the FDIC's Deposit Insurance Fund under the systemic risk exception recently exercised by the FDIC to protect the uninsured depositors of three recently failed large domestic regional banks. By law, the FDIC is required to recover such losses by special assessment on member banks, but has not yet announced the amount or timeline of any special assessments.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the nine months ended June 30, 2023, we originated $1.31 billion of residential mortgage loans, and $1.24 billion of commitments for home equity loans and lines of credit, while during the nine months ended June 30, 2022, we originated $2.91 billion of residential mortgage loans and $1.60 billion of commitments for home equity loans and lines of credit. We purchased $124.2 million of securities during the nine months ended June 30, 2023, and $197.3 million during the nine months ended June 30, 2022. Also, during the nine months ended June 30, 2023, we purchased $133.9 million of long-term, fixed-rate first mortgage loans.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $145.1 million during the nine months ended June 30, 2023, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $164.9 million during the nine months ended June 30, 2022. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the nine months ended June 30, 2023, there was a $92.5 million increase in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $667.8 million at June 30, 2023. At June 30, 2022 the balance of brokered CDs was $489.8 million. Principal and interest owed on loans serviced for others experienced a net decrease of $13.4 million to $16.5 million during the nine months ended June 30, 2023 compared to a net decrease of $22.8 million to $18.7 million during the nine months ended June 30, 2022. During the nine months ended June 30, 2023 we increased our total borrowings by $659.0 million as we funded: new loan originations, our capital initiatives, and actively managed our liquidity ratio. During the nine months ended June 30, 2022, our total borrowings increased by $1.15 billion.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, and arrangements with other institutions to purchase overnight Fed Funds, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered deposit market. In March 2023, as a result of two recent bank failures, the Federal Reserve created the Bank Term Funding Program (BTFP) as an additional source of liquidity. The program offers loans up to one year in length against pledges of high-quality securities, such as U.S. Treasuries, agency debt and mortgage-backed securities, owned as of March 21, 2023. The BTFP is currently scheduled to end on March 11, 2024.
At June 30, 2023 we had $5.43 billion of FHLB of Cincinnati advances, no outstanding borrowings from the FRB-Cleveland Discount Window and no outstanding borrowings in the form of Fed Funds. During the nine months ended June 30, 2023, we had average outstanding advances from the FHLB of Cincinnati of $5.05 billion, as compared to average outstanding advances of $3.41 billion during the nine months ended June 30, 2022. Refer to the Extending the Duration of Funding Sources section of the Overview for further discussion.
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
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At June 30, 2023, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of June 30, 2023, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,687,974	18.52%	$911,480	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,621,310	9.93%	816,079	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,621,310	17.79%	729,184	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,621,310	17.79%	592,462	6.50%
The capital ratios of the Company as of June 30, 2023 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,891,806	20.75%
Tier 1 (Leverage) Capital to Net Average Assets	1,825,142	11.18%
Tier 1 Capital to Risk-Weighted Assets	1,825,142	20.01%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,825,142	20.01%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2022, the Company received a $40 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its CONSOLIDATED STATEMENTS OF CONDITION but reduced the Association's reported capital ratios. At June 30, 2023, the Company had, in the form of cash and a demand loan from the Association, $200.9 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016 and repurchases began on January 6, 2017. There were 4,808,049 shares repurchased under that program between its start date and June 30, 2023. During the nine months ended June 30, 2023, the Company repurchased $5.0 million of its common stock.
On July 11, 2023, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends on the Company’s common stock the MHC owns, up to a total of $1.13 per share, to be declared on the Company’s common stock during the 12 months subsequent to the members’ approval (i.e., through July 11, 2024). The members approved the waiver by casting 60% of the eligible votes, with 97% of the votes cast, voting in favor of the waiver. Third Federal Savings, MHC is the 81% majority shareholder of the Company. Following the receipt of the members’ approval at the July 11, 2023 special meeting, the MHC filed a notice with, and a request for non-objection from, the Federal Reserve Bank of

Cleveland for the proposed dividend waiver. Both the non-objection from the FRB-Cleveland and the timing of the non-objection are unknown as of the filing date of this quarterly report.
Following the receipt of the members' approval at the July 12, 2022 meeting, Third Federal Savings, MHC filed a notice with, and received the non-objection from the FRB-Cleveland for the proposed dividend waivers. Third Federal Savings, MHC waived its right to receive $0.2825 per share dividend payments on September 20, 2022, December 13, 2022, March 21, 2023, and June 13, 2023.
The payment of dividends, support of asset growth and strategic stock repurchases are planned to continue in the future as the focus for future capital deployment activities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits and advances from the FHLB of Cincinnati. As a result, a fundamental component of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established risk parameter limits deemed appropriate given our business strategy, operating environment, capital, liquidity and performance objectives. Additionally, our Board of Directors has authorized the formation of an Asset/Liability Management Committee comprised of key operating personnel, which is responsible for managing this risk in a matter that is consistent with the guidelines and risk limits approved by the Board of Directors. Further, the Board has established the Directors Risk Committee, which, among other responsibilities, conducts regular oversight and review of the guidelines, policies and deliberations of the Asset/Liability Management Committee. We manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. Refer to the Overview section of Item 2 for additional discussion on how we manage interest rate risk.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution's economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at June 30, 2023 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$857,989	$(428,307)	(33.30)%	6.08%	(233)
+200	1,034,465	(251,831)	(19.58)%	7.14%	(127)
+100	1,181,829	(104,467)	(8.12)%	7.93%	(48)
0	1,286,296	—	—%	8.41%	—
-100	1,334,826	48,530	3.77%	8.51%	10
-200	1,290,458	4,162	0.32%	8.04%	(37)
-300	1,156,457	(129,839)	(10.09)%	7.06%	(135)
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

The table above indicates that at June 30, 2023, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 19.58% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 3.77% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at June 30, 2023, with comparative information as of September 30, 2022. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

Risk Measure (+200 Basis Points Rate Shock)	At June 30, 2023	At September 30, 2022
Pre-Shock EVE Ratio	8.41%	9.08%
Post-Shock EVE Ratio	7.14%	6.71%
Sensitivity Measure in basis points	(127)	(237)
Percentage Change in EVE	(19.58)%	(29.92)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which seek to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 67 basis point deterioration in the Pre-Shock EVE Ratio (base valuation) measure at June 30, 2023 when compared to the measure at September 30, 2022. Factors contributing to this deterioration included changes in market rates, capital actions by the Association and changes due to business activity. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets) in comparison to the pace of the addition of duration extending funding sources. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions related to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation. As of June 30, 2023, we estimated that our EaR for the 12 months ending June 30, 2024 would decrease by 1.03% in the event that market interest rates used in the simulation were adjusted in incremental amounts (termed a

"ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Association uses the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. The Association continues to calculate instantaneous scenarios, and as of June 30, 2023, we estimated that our EaR for the 12 months ending June 30, 2024, would decrease by 9.72% in the event of an instantaneous 200 basis point increase in market interest rates. Our EaR estimates decreased, effective with the quarter ending June 30, 2023, in part due to a model assumption change that anticipates higher deposit betas going forward which will increase our interest expense and therefore reduce our net interest income.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual quarter-end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter-end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At June 30, 2023, the IRR profile as disclosed above was within our internal limits.
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

Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of June 30, 2023, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Item 1A. Risk Factors
During the quarter ended June 30, 2023, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2023, each as filed with the SEC, except as previously disclosed in our other filings with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)The Company did not repurchase any shares of common stock during the quarter ended June 30, 2023.

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

At the July 11, 2023 special meeting of members of Third Federal Savings and Loan Association of Cleveland, MHC (the “MHC”), the mutual holding company of TFS Financial Corporation (the “Company”), the members of the MHC (depositors and certain loan customers of Third Federal Savings and Loan Association of Cleveland) voted to approve the MHC’s proposed waiver of dividends, aggregating up to $1.13 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 11, 2024). The members approved the waiver by casting 60% of the total eligible votes. Of the votes cast, 97% were in favor of the proposal. The MHC is the 81% majority shareholder of the Company.

Following the receipt of the members’ approval at the July 11, 2023 special meeting, the MHC filed a notice with, and a request for non-objection from, the Federal Reserve Bank of Cleveland for the proposed dividend waiver. Both the non-objection from the Federal Reserve Bank and the timing of the non-objection are unknown at this point.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
Transactions in our securities by our executive officers are required to be made in accordance with our Insider Trading Policy and Guidelines with Respect to Certain Transactions in Company Securities, which, among other things, requires that the transaction be in accordance with applicable U.S. federal securities laws that prohibit trading while in the possession of material nonpublic information. Rule 10b5-1 under the Securities Exchange Act of 1934 provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information.
On June 14, 2023. Marc A. Stefanski, Chairman, CEO, and President of the Company adopted a Trading Plan that is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c) and authorizes a designated option for 286,500 shares of common stock be exercised, after a 90-day cooling off period, in the event that the Company's stock equals or exceeds a predetermined share amount. The Trading Plan expires upon the earlier of i.) December 3, 2023; ii.) the completion of the transactions contemplated thereby; or iii.) the date during an open trading window when (after receiving review and pre-approval by the Company) Mr. Stefanski delivers a notice of termination of the Trading Plan to the Company.

Item 6.
(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 9, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	August 9, 2023	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	August 9, 2023	/s/ Timothy W. Mulhern
Timothy W. Mulhern
Chief Financial Officer