Form 10-K
period 2023-09-30
TFS Financial CORP
filed 2023-11-21
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2023, as reported by the NASDAQ Global Select Market, was approximately $651.97 million.
At November 20, 2023, there were 280,359,173 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.01% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III hereof to the extent indicated therein.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and other terms as a tool for the reader. The acronyms and other terms identified below are used throughout the document.

ACL: Allowance for Credit Losses	FDIC: Federal Deposit Insurance Corporation
ACT: Tax Cuts and Jobs Act	FHFA: Federal Housing Finance Agency
AOCI: Accumulated Other Comprehensive Income	FHLB: Federal Home Loan Bank
ARM: Adjustable-Rate Mortgage	FICO: Fair Isaac Corporation
ASC: Accounting Standards Codification	FRB-Cleveland: Federal Reserve Bank of Cleveland
ASU: Accounting Standards Update	Freddie Mac: Federal Home Loan Mortgage Corporation
Association: Third Federal Savings and Loan	FRS: Board of Governors of the Federal Reserve System
Association of Cleveland	GAAP: Generally Accepted Accounting Principles
BOLI: Bank Owned Life Insurance	Ginnie Mae: Government National Mortgage Association
BSA: Bank Secrecy Act	GVA: General Valuation Allowance
BTFP: Bank Term Funding Program	HOLA: Home Owners' Loan Act
CARES Act: Coronavirus Aid, Relief and Economic Security	HPI: Home Price Index
Act	IRR: Interest Rate Risk
CDs: Certificates of Deposit	IRS: Internal Revenue Service
CECL: Current Expected Credit Losses	IVA: Individual Valuation Allowance
CET1: Common Equity Tier 1	LDI: Liability Driven Investment
CFPB: Consumer Financial Protection Bureau	LIBOR: London Interbank Offer Rate
CLTV: Combined Loan-to-Value	LIHTC: Low Income Housing Tax Credit
Company: TFS Financial Corporation and its	LIP: Loans-in-Process
subsidiaries	LTV: Loan-to-Value
COSO: Committee of Sponsoring Organizations of the	MMK: Money Market Account
Treadway Commission	OCC: Office of the Comptroller of the Currency
CRA: Community Reinvestment Act	OCI: Other Comprehensive Income
DFA: Dodd-Frank Wall Street Reform and Consumer	OTS: Office of Thrift Supervision
Protection Act	PCAOB: Public Company Accounting Oversight Board
DIF: Deposit Insurance Fund	PMI: Private Mortgage Insurance
EaR: Earnings at Risk	PMIC: PMI Mortgage Insurance Co.
EPS: Earnings per Share	QTL: Qualified Thrift Lender
ESG: Environmental, Social and Governance	REMICs: Real Estate Mortgage Investment Conduits
ESOP: Third Federal Employee (Associate) Stock	SEC: United States Securities and Exchange Commission
Ownership Plan	SOFR: Secured Overnight Financing Rate
EVE: Economic Value of Equity	TDR: Troubled Debt Restructuring
Fannie Mae: Federal National Mortgage Association	Third Federal Savings, MHC: Third Federal Savings
FASB: Financial Accounting Standards Board	and Loan Association of Cleveland, MHC

PART I

Item 1.	Business

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

●	decreased demand for our products and services and lower revenue and earnings because of a recession or other events;
●	changes in consumer spending, borrowing and savings habits;
●	adverse changes and volatility in the securities markets, credit markets or real estate markets;
●	our ability to manage market risk, credit risk, liquidity risk, reputational risk, regulatory risk and compliance risk;
●	our ability to access cost-effective funding;
●	legislative or regulatory changes that adversely affect our business, including changes in regulatory costs and capital requirements and changes related to our ability to pay dividends and the ability of Third Federal Savings, MHC to waive dividends;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board;
●	the adoption of implementing regulations by a number of different regulatory bodies, and uncertainty in the exact nature, extent and timing of such regulations and the impact they will have on us;
●	our ability to enter new markets successfully and take advantage of growth opportunities;
●	future adverse developments concerning Fannie Mae or Freddie Mac;
●	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury, the Federal Reserve System, Fannie Mae, the OCC, FDIC, and others;
●	the continuing governmental efforts to restructure the U.S. financial and regulatory system;
●	the ability of the U.S. Government to remain open, function properly and manage federal debt limits;
●	changes in policy and/or assessment rates of taxing authorities that adversely affect us or our customers;
●	changes in accounting and tax estimates;
●	changes in our organization and changes in expense trends, including but not limited to trends affecting non-performing assets, charge-offs and provisions for credit losses;
●	changes in the value of our goodwill or other intangible assets;
●	the inability of third-party providers to perform their obligations to us;
●	our ability to retain key employees;
●	civil unrest;
●	cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems; and
●	the impact of wide-spread pandemic, including COVID-19, and related government action, on our business and the economy.

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
THIRD CAPITAL, INC.
Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2023, Third Capital, Inc. had consolidated assets of $9.0 million, and for the fiscal year ended September 30, 2023, Third Capital, Inc. had consolidated net income of $0.2 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities. As of September 30, 2023, the only remaining entity in which Third Capital, Inc. has an investment in is Third Cap Associates, Inc., an Ohio corporation that owns 49% and 60% of two title agencies that provide escrow and settlement services in the States of Ohio, Florida and New Jersey, primarily to customers of the Association. For the fiscal year ended September 30, 2023, Third Cap Associates, Inc. recorded net income of $0.2 million.
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
The Association attracts retail deposits from the general public in the areas surrounding its main office and its branch offices. It also utilizes its internet website, direct mail solicitation and its customer service call center to generate loan applications and attract retail deposits. Longer-term brokered CDs and advances from the FHLB of Cincinnati as well as shorter-term brokered CDs and advances from the FHLB of Cincinnati, hedged to longer effective durations by interest rate exchange contracts, are also used as cost-effective funding alternatives. In addition to residential real estate mortgage loans, the Association originates residential construction loans to individuals for the construction of their personal residences by a qualified builder. The Association also offers home equity loans and lines of credit subject to certain property and credit performance conditions. The Association retains in its portfolio a large portion of the loans that it originates. The Association also purchases residential real estate mortgage loans through a correspondent lending partnership. Loans that the Association sells consist primarily of long-term, fixed-rate residential real estate mortgage loans. The Association retains the servicing rights on all loans that it sells. The Association’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on interest-earning deposits in other financial institutions, deposits maintained at the FRS, federal funds sold, investment securities, including mortgage-backed securities and dividends from FHLB of Cincinnati stock. The Association also generates revenues from fees and service charges. The Association’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from loan sales.
The Association’s website address is www.thirdfederal.com. Filings of the Company made with the SEC are available, without charge, on the Association’s website. Information on that website is not and should not be considered a part of this document.
Market Area
The Association conducts its operations from its main office in Cleveland, Ohio, and from 37 additional, full-service branches and four loan production offices located throughout the states of Ohio and Florida. In Ohio, the Association maintains 21 full-service offices located in the northeast Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit, one regional loan production office located in the central Ohio (Columbus, Ohio) and three loan production offices located in the southern Ohio counties of Butler and Hamilton (Cincinnati, Ohio). In Florida, the Association maintains 16 full-service branches located in the counties of Pasco, Pinellas, Hillsborough, Sarasota, Lee, Collier, Palm Beach and Broward.
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
The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2023 (the latest date for which information is publicly available), the Association had $5.0 billion of deposits in Cuyahoga County, and ranked fifth among all financial institutions with offices in the county in terms of deposits, with a market share of 4.67%. As of that date, the Association had $6.5 billion of deposits in the State of Ohio, and ranked eleventh among all financial institutions in the state in terms of deposits, with a market share of 1.19%. As of June 30, 2023 (the latest date for which information is publicly available), the Association had $2.6 billion of deposits in the State of Florida, and ranked 34th among all financial institutions in terms of deposits, with a market share of 0.31%. This market share data excludes deposits held by credit unions, whose deposits are not insured by the FDIC.
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
From October 2022 through August 2023 (the latest date for which information is publicly available), per data furnished by MarketTrac®, the Association had the second largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the second largest market share of conventional purchase mortgage loans originated in the seven northeast Ohio counties which comprise the Cleveland and Akron metropolitan statistical areas. In addition, based on the same statistics, the Association has consistently been one of the twenty largest lenders in both Franklin County (Columbus, Ohio) and Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.
The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.
We rely on the reputation that has been built during the Association’s 85-year history of serving its customers and the communities in which it operates, the Association’s high capital levels, and the Association's extensive liquidity alternatives which, in combination, serve to maintain and nurture customer and marketplace confidence. At September 30, 2023, our ratio of shareholders’ equity to total assets was 11.4%. For the fiscal year ended September 30, 2023, the Association's liquidity ratio averaged 5.53% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total average assets). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.
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

Lending Activities
The Company’s principal lending activity is the origination of fixed-rate and adjustable-rate, first mortgage loans to purchase or refinance residential real estate. Adjustable-rate and up to 30-year fixed-rate first mortgage loans to refinance real estate are offered in 21 states and the District of Columbia. Also, the Company offers adjustable-rate and up to 30-year fixed- rate first mortgage loans to purchase real estate in 13 states. Further, the Company originates residential construction loans to individuals (for the construction of their personal residences by a qualified builder) in Ohio and Florida. The Company also purchases first mortgage loans originated in Ohio, Pennsylvania and North Carolina through a correspondent lending partnership. Additionally, the Company offers home equity lines of credit in 25 states and the District of Columbia and home equity loans in eight states. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Monitoring and Limiting Our Credit Risk for additional information regarding home equity loans and lines of credit. At September 30, 2023, fixed-rate and adjustable-rate, first mortgage residential real estate loans totaled $12.12 billion, or 79.7% of our loan portfolio, home equity loans and lines of credit totaled $3.03 billion, or 19.9% of our loan portfolio, and residential construction loans totaled $48.4 million, or 0.4% of our loan portfolio. At September 30, 2023, adjustable-rate, residential real estate, first mortgage loans totaled $4.76 billion and comprised 31.3% of our loan portfolio.

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

	September 30,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core (1)
Ohio	$6,893,547		$6,432,780
Florida	2,135,853		2,120,892
Other	3,048,758		2,986,187
Total	12,078,158	79.4%	11,539,859	80.4%
Residential Home Today Total (1)	46,508	0.3	53,255	0.4
Home equity loans and lines of credit
Ohio	773,324		706,641
Florida	666,517		537,724
California	513,904		432,540
Other	1,076,781		956,973
Total	3,030,526	19.9	2,633,878	18.4
Construction
Ohio	41,153		111,098
Florida	7,253		10,661
Total	48,406	0.4	121,759	0.8
Other loans	4,411	—	3,263	—
Total loans receivable	15,208,009	100.0%	14,352,014	100.0%
Deferred loan expenses, net	60,807		50,221
Loans in process	(25,754)		(72,273)
Allowance for credit losses on loans	(77,315)		(72,895)
Total loans receivable, net	$15,165,747		$14,257,067
 ______________________
(1)Residential Core and Home Today loans are primarily one- to four-family residential mortgage loans. See the Residential Real Estate Mortgage Loans section which follows for a further description of Residential Core and Home Today loans.

The following table provides an analysis of our residential mortgage loans disaggregated by refreshed FICO score, year of origination and portfolio at September 30, 2023. The Company treats the FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	To Term	Total
Real estate loans:
Residential Core
<680	$39,088	$93,657	$69,306	$38,772	$20,754	$160,407	$—	$—	$421,984
680-740	324,652	394,715	249,049	165,839	66,573	363,109	—	—	1,563,937
741+	1,300,323	2,656,836	1,701,389	1,118,710	469,516	2,674,638	—	—	9,921,412
Unknown (1)	3,151	25,224	36,897	21,339	7,939	101,056	—	—	195,606
Total Residential Core	1,667,214	3,170,432	2,056,641	1,344,660	564,782	3,299,210	—	—	12,102,939
Residential Home Today (2)
<680	—	—	—	—	—	23,144	—	—	23,144
680-740	—	—	—	—	—	9,063	—	—	9,063
741+	—	—	—	—	—	11,221	—	—	11,221
Unknown (1)	—	—	—	—	—	2,602	—	—	2,602
Total Residential Home Today	—	—	—	—	—	46,030	—	—	46,030
Home equity loans and lines of credit
<680	4,252	2,395	1,024	315	518	863	113,196	12,459	135,022
680-740	50,262	9,496	3,062	783	924	1,997	521,282	14,177	601,983
741+	155,451	60,174	19,947	5,938	4,621	10,316	2,006,341	36,179	2,298,967
Unknown (1)	166	293	96	77	161	750	23,888	5,878	31,309
Total Home equity loans and lines of credit	210,131	72,358	24,129	7,113	6,224	13,926	2,664,707	68,693	3,067,281
Construction
680-740	4,958	531	—	—	—	—	—	—	5,489
741+	6,688	10,224	—	—	—	—	—	—	16,912
Total Construction	11,646	10,755	—	—	—	—	—	—	22,401
Total net real estate loans	$1,888,991	$3,253,545	$2,080,770	$1,351,773	$571,006	$3,359,166	$2,664,707	$68,693	$15,238,651

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.

The following table provides an analysis of our residential mortgage loans by origination LTV, origination year and portfolio at September 30, 2023. LTVs are not updated subsequent to origination except as part of the charge-off process. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	To Term	Total
Real estate loans:
Residential Core
<80%	$622,590	$1,880,859	$1,415,562	$716,692	$255,603	$1,857,447	$—	$—	$6,748,753
80-89.9%	819,230	1,073,057	593,771	570,026	279,224	1,330,002	—	—	4,665,310
90-100%	225,394	214,898	46,228	57,744	29,697	109,425	—	—	683,386
>100%	—	—	—	—	—	737	—	—	737
Unknown (1)	—	1,618	1,080	198	258	1,599	—	—	4,753
Total Residential Core	1,667,214	3,170,432	2,056,641	1,344,660	564,782	3,299,210	—	—	12,102,939
Residential Home Today (2)
<80%	—	—	—	—	—	9,286	—	—	9,286
80-89.9%	—	—	—	—	—	14,522	—	—	14,522
90-100%	—	—	—	—	—	22,222	—	—	22,222
Total Residential Home Today	—	—	—	—	—	46,030	—	—	46,030
Home equity loans and lines of credit
<80%	202,698	70,125	23,607	7,077	5,944	10,294	2,489,881	46,034	2,855,660
80-89.9%	7,433	2,201	522	36	227	1,420	173,237	20,619	205,695
90-100%	—	—	—	—	—	857	664	238	1,759
>100%	—	32	—	—	53	1,352	545	350	2,332
Unknown (1)	—	—	—	—	—	3	380	1,452	1,835
Total Home equity loans and lines of credit	210,131	72,358	24,129	7,113	6,224	13,926	2,664,707	68,693	3,067,281
Construction
<80%	7,463	6,149	—	—	—	—	—	—	13,612
80-89.9%	4,183	4,606	—	—	—	—	—	—	8,789
Total Construction	11,646	10,755	—	—	—	—	—	—	22,401
Total net real estate loans	$1,888,991	$3,253,545	$2,080,770	$1,351,773	$571,006	$3,359,166	$2,664,707	$68,693	$15,238,651

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.
Loan Portfolio Maturities. The following table summarizes the scheduled repayments of principal balances in the loan portfolio at September 30, 2023, according to each loan's final due date. Demand loans, loans having no stated repayment schedule or maturity, are reported as being due in the fiscal year ending September 30, 2024. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential Real Estate		Home Equity Loans and Lines of Credit	Construction Loans	Other Loans	Total
	Core	Home Today
	(In thousands)
2024	$12,772	$38	$5,300	$1,162	$2,229	$21,501
2025 to 2028	311,246	83	62,414	338	—	374,081
2029 to 2038	2,017,470	36,368	176,777	3,529	2,182	2,236,326
2039 and beyond	9,736,670	10,019	2,786,035	43,377	—	12,576,101
Total loans receivable	$12,078,158	$46,508	$3,030,526	$48,406	$4,411	$15,208,009

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2023 that are contractually due after September 30, 2024.

	Due After September 30, 2024
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential Core	$7,304,740	$4,760,646	$12,065,386
Residential Home Today	46,405	65	46,470
Home Equity Loans and Lines of Credit	325,520	2,699,706	3,025,226
Construction	47,244	—	47,244
Other Loans	2,182	—	2,182
Total loans receivable	$7,726,091	$7,460,417	$15,186,508
Residential Real Estate Mortgage Loans. The Company’s primary lending activity is the origination of residential real estate mortgage loans. A comparison of 2023 data to the corresponding 2022 data can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation. The Company currently offers fixed-rate conventional mortgage loans with terms of 30 years or less that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that amortize over a period of up to 30 years, provide an initial fixed interest rate for three or five years and then adjust annually, subject to rate reset options as discussed later in this section. At September 30, 2023, there were no “interest only” residential real estate mortgage loans held in the Company's portfolio.
The Company generally originates both fixed- and adjustable-rate mortgage loans in amounts up to $2 million, for single-family homes in most of our lending markets. The loans originated for larger dollar amounts are generally referred to as “jumbo loans.” The Company generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in the Company’s market areas.
The Company offers “Smart Rate” adjustable-rate mortgage loan products secured by residential properties with interest rates that are fixed for an initial period of three or five years, after which the interest rate generally resets every year based upon a contractual spread or margin linked to the Prime Rate as published in the Wall Street Journal. As part of a loan retention program, these adjustable-rate loans provide the borrower with an attractive rate reset option, which allow the borrower to re-lock the rate an unlimited number of times at the Company’s then current lending rates, for another three or five years (which must be the same as the original lock period). Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower's primary residence. The loan term cannot be extended in connection with a re-lock, nor can new funds be advanced. All interest rate caps and floors remain as originated. "Smart Rate" adjustable-rate mortgage loans represent over 99% of the adjustable-rate mortgage loan portfolio, with the difference representing the remaining balance of legacy adjustable-rate mortgage loan products with slightly different interest rate reset terms. Many of the borrowers who select adjustable-rate mortgage loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default. All of the Company’s adjustable-rate mortgage loans are subject to periodic and lifetime limitations on interest rate changes. All adjustable-rate mortgage loans have initial and periodic caps of two percentage points on interest rate changes, with a cap of five or six percentage points for the life of the loan. The Company has never offered “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.
The Company has always considered the promotion of home ownership a primary goal. In that regard, it has historically offered affordable housing programs in all of its market areas. These programs are targeted toward low- and moderate-income home buyers. The Company’s philosophy has been to provide borrowers the opportunity for home ownership within their financial means. During fiscal 2016, the Company began to market its Home Ready mortgage loan product for low- and moderate-income homeowners. Third Federal’s Home Ready product is designed to be saleable to Fannie Mae under its Home Ready program. Previously, the Company’s primary affordable housing program was referred to as "Home Today". The vast majority of loans originated under the Home Today program had higher risk characteristics than our Core residential real estate mortgage loan, but the Company attempted to mitigate that higher risk through the use of private mortgage insurance and continued pre- and post-purchase counseling. As of September 30, 2023, the Company had $46.5 million of loans outstanding that were originated through its Home Today program, most of which were originated prior to March 2009. At September 30, 2023, of the loans that were originated under the Home Today program, 4.0% were delinquent 30 days or more compared to

0.1% for the portfolio of Core loans as of that date. At September 30, 2023, $0.9 million, or 1.9%, of loans originated under the Home Today program were delinquent 90 days and over and $4.6 million of Home Today loans were non-accruing loans, representing 14.5% of total non-accruing loans as of that date. See Delinquent Loans and Non-performing Assets and Restructured Loans for discussions of the asset quality of this portion of the Company’s loan portfolio.
The Company currently retains the servicing rights on all loans sold in order to generate fee income and reinforce its commitment to customer service. One- to four-family residential mortgage real estate loans that have been sold were underwritten generally to Fannie Mae guidelines. At the time of the closing of these loans the Company owns the loans and subsequently sells them to Fannie Mae and others providing normal and customary representations and warranties, including representations and warranties related to compliance, generally with Fannie Mae underwriting standards. At the time of sale, the loans are free from encumbrances except for the mortgages filed by the Company which, with other underwriting documents, are subsequently assigned and delivered to Fannie Mae and others. During the fiscal years ended September 30, 2023 and 2022, the Company recognized servicing fees, net of amortization, related to these servicing rights of $4.5 million and $4.3 million, respectively. As of September 30, 2023 and 2022, the principal balance of loans serviced for others totaled $1.93 billion and $2.05 billion, respectively. At September 30, 2023, substantially all of the loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it had no material repurchase obligations associated with these loans at that date. However, at September 30, 2023, a reserve of $0.4 million has been maintained to cover potential losses on repurchases or reimbursements that may arise in connection with representations and warranties made at time of sale.
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
For home purchase loans with LTV ratios at origination in excess of 85% but equal to or less than 90%, the Company generally requires private mortgage insurance. The Company offers a loan product allowing up to 95% LTV with no mortgage insurance for superior credit borrowers. LTV ratios in excess of 85% are not available for refinance transactions except for adjustable-rate, first mortgage loans and Home Ready loans. The Home Ready product requires private mortgage insurance on purchase transactions between 80.01% and 97% LTV and refinance transactions between 80.01% and 95% LTV. As of September 30, 2023, the Company had a total of $356.3 million of loans outstanding that were originated through the high LTV program. This program involves loans originated with higher interest rates than the Company's other residential real estate loans, and to qualify for this program the loan applicant must satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria).
Home Equity Loans and Home Equity Lines of Credit. The Company offers home equity loans and home equity lines of credit, which are primarily secured by a second mortgage on residences. The home equity product is offered in 25 states and the District of Columbia. Home equity lines of credit originated since 2013 require amortizing loan payments during the draw period. These offers were, and are, subject to certain property and credit performance conditions which, among other items, related to CLTV, geography, borrower income verification, minimum credit scores and draw period duration. At September 30, 2023 and 2022, home equity loans totaled $399.7 million, or 2.6%, and $261.0 million, or 1.8%, respectively, of total loans receivable (which included $68.8 million and $97.0 million, respectively, of home equity lines of credit which were in the amortization period and no longer eligible to be drawn upon and $9.5 million and $12.2 million of bridge loans), and home equity lines of credit totaled $2.63 billion, or 17.3%, and $2.37 billion, or 16.5%, respectively, of total loans receivable. Additionally, at September 30, 2023 and 2022, the undrawn amounts of home equity lines of credit totaled $4.70 billion and $4.08 billion, respectively. A bridge loan permits a borrower to utilize the existing equity in their current home to fund the purchase of a new home before the current home is sold. Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are currently limited to a combined 80% LTV ratio (first and second mortgage liens). The Company charges a closing fee with respect to bridge loans.
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

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2023. Home equity lines of credit in the draw period are reported according to geographical distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state):
Ohio	$2,169,190	$642,819	0.06%	60%	43%
Florida	1,368,292	558,121	0.11%	55%	41%
California	1,154,224	433,552	0.06%	60%	50%
Other (1)	2,635,585	996,287	0.15%	63%	50%
Total home equity lines of credit in draw period	7,327,291	2,630,779	0.11%	60%	46%
Home equity lines in repayment, home equity loans and bridge loans	399,747	399,747	0.28%	57%	44%
Total	$7,727,038	$3,030,526	0.13%	60%	46%
______________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio and 5% of total loans.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2023. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
The principal balance of home equity lines of credit in the draw period that have a current mean CLTV over 80% or unknown is $9.8 million, or 0.4% at September 30, 2023. In recognition of previous past weakness in the housing market, we continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
At September 30, 2023, 30.7% of the home equity lending portfolio was either in a first lien position (16.0%), in a subordinate (second) lien position behind a first lien that we held (12.3%) or behind a first lien that was held by a loan that we originated, sold and now service for others (2.4%). At September 30, 2023, 12.9% of the home equity line of credit portfolio in the draw period were making only the minimum payment on the outstanding line balance. Minimum payments include both a principal and interest component.
Construction Loans. The Company originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Company’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Company offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 85%. At September 30, 2023, construction loans totaled $48.4 million, or 0.4% of total loans receivable. At September 30, 2023, the unadvanced portion of these construction loans totaled $25.8 million.
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
Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are primarily conducted by the Company’s loan personnel (all of whom are non-commissioned associates) operating at our main and branch office locations and at our loan production offices. All loans that the Company originates are underwritten pursuant to its policies and procedures, which, for real estate loans, are consistent with the ability to repay guidance provided by the CFPB. Loans originated with the intent to sell and certain other long-term, fixed-rate loans, as described below, are originated using Fannie Mae processing and underwriting guidelines. The majority of loans, however, are originated using guidelines that are similar, but not identical to Fannie Mae processing and underwriting guidelines. The Company originates both adjustable-rate and fixed-rate loans and advertises extensively throughout its market area. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative consumer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. The Company’s loan origination and sales activity may be adversely affected by a rising interest rate environment or economic recession, which typically results in decreased loan demand. The Company’s residential real estate mortgage loan originations are generated by its in-house loan representatives, by direct mail solicitations, by referrals from existing or past customers, by referrals from local builders and real estate brokers, from calls to its telephone call center and from the internet. The Company also purchases first mortgage loans through a correspondent lending partnership.
A vast majority of all loans originated are done so with the intent to hold. The Company later determines whether to sell or securitize the loans that it holds, after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. During the fiscal year ended September 30, 2023, the Company sold, or committed to sell, to Fannie Mae, in either whole loan or security form, $77.2 million of long-term, fixed-rate residential real estate mortgage loans, all on a servicing retained basis. The Company has also previously sold to private parties, non-agency eligible, adjustable-rate loans on a servicing retained basis. Those sales evidenced the saleability of our loans that are not originated in accordance with agency specified procedures, including adjustable-rate loans. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure, only a portion of the Company's first mortgage loan originations and purchases are eligible for securitization and sale in Fannie Mae mortgage backed security form. The balance of loans held for sale was $3.3 million at September 30, 2023.
In fiscal year 2022, the Company started a new program to originate loans with the intent to sell following a more traditional mortgage banking model including risk-based pricing and loan level price adjustments. The program is marketed under the name Mortgage Passport and is considered a division of the Association. Both purchase and refinance products are offered through Mortgage Passport in 19 states and the District of Columbia, excluding Ohio and Florida. The impact to the Company from the program to date is considered immaterial and therefore no breakout is provided. The Company also purchases fixed-rate and adjustable-rate, first mortgage loans originated in Ohio, Pennsylvania and North Carolina through a correspondent lending partnership. These loans are underwritten by the correspondent lender with generally the same standards as our originated portfolio using Fannie Mae processing and underwriting guidelines. During the fiscal year ended September 30, 2023, we purchased approximately $275.1 million of residential mortgage loans through our correspondent lending partnership.
Historically, the Company has retained the servicing rights on all residential real estate mortgage loans that it has sold, and intends to continue this practice into the future. At September 30, 2023, the Company serviced loans owned by others with a principal balance of $1.93 billion. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Company retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities.
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
	(Dollars in thousands)
September 30, 2023
Real estate loans:
Residential Core
Ohio	$2,616	$4,410	$7,026
Florida	1,207	1,340	2,547
Other	1,620	2,518	4,138
Total Residential Core	5,443	8,268	13,711
Residential Home Today	989	855	1,844
Home equity loans and lines of credit
Ohio	910	600	1,510
Florida	973	813	1,786
California	529	790	1,319
Other	1,549	1,673	3,222
Total Home equity loans and lines of credit	3,961	3,876	7,837
Total	$10,393	$12,999	$23,392

	Loans Delinquent For
	30-89 Days	90 Days or More	Total
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

 Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.09% of total net loans at September 30, 2023 and at September 30, 2022. The percentage of loans seriously delinquent to total net loans decreased in the residential Core portfolio from 0.06% to 0.05%. Such loans in the residential Home Today portfolio remained at 0.01%. Home equity loans and lines of credit portfolio increased from 0.02% to 0.03%.
Although delinquencies remain at or near historic lows, recent economic trends and rising interest rates have led to increased early stage delinquencies in the home equity loans and lines of credit portfolio. Interest rates on home equity lines of credit are tied to the prime rate of interest which has increased significantly over the fiscal year, resulting in higher and less affordable monthly payments for some borrowers.
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
Loans are placed in non-accrual status when they are contractually 90 days or more past due or if collection of principal or interest in full is in doubt. Loans restructured in TDRs that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Loans with a partial charge-off remain in non-accrual until, at a minimum, the loss is recovered. Additionally, home equity loans and lines of credit which are subordinate to a first mortgage lien where the customer is severely delinquent and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status. For discussion on interest recognition and further discussion on non-accrual, see Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
The table below sets forth the amortized costs and categories of our non-performing assets and TDRs at the dates indicated. There were no construction loans reported as non-accrual for the fiscal years presented.

	September 30,
	2023	2022
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$19,414	$22,644
Residential Home Today	4,623	6,037
Home equity loans and lines of credit	7,877	6,925
Total non-accrual loans(1)(2)	31,914	35,606
Real estate owned	1,444	1,191
Total non-performing assets	$33,358	$36,797
Ratios:
Total non-accrual loans to total loans	0.21%	0.25%
Total non-accrual loans to total assets	0.19%	0.23%
Total non-performing assets to total assets	0.20%	0.23%
TDRs (not included in non-accrual loans above):
Real estate loans:
Residential Core	$40,894	$43,101
Residential Home Today	17,184	18,380
Home equity loans and lines of credit	19,775	22,060
Total	$77,853	$83,541
____________________
(1) At September 30, 2023 and 2022, the totals include $17.8 million and $21.9 million, respectively, in TDRs that are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status or forbearance plan prior to restructuring, because of a prior partial charge-off or because all borrowers have filed Chapter 7 bankruptcy and have not reaffirmed or dismissed.
(2) At September 30, 2023 and 2022, the totals include $3.7 million and $3.6 million in TDRs that are 90 days or more past due, respectively.
Non-accrual loans continue to decline primarily due to a decrease in the population of TDRs, in general, and those moved to accruing after a sufficient period of demonstrated payment performance. Since many of the accounts exiting the non-accrual population are TDRs paying as agreed or paid in full and closed, we do not expect any material impact to interest income or the allowance once the non-accrual population stabilizes.
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

	For the Years Ended September 30,
	2023	2022
	(Dollars in thousands)
Non-Accrual Loans	$31,914	$35,606
Accruing Collateral-Dependent TDRs	4,299	7,279
Other Accruing Collateral-Dependent Loans	6,663	6,426
Less: Loans Collectively Evaluated	(4,647)	(2,190)
Total Collateral-Dependent Loans	$38,229	$47,121
In response to the economic challenges facing many borrowers, we continue to restructure loans. Loan restructuring is a method used to help families keep their homes and preserve neighborhoods. This involves making changes to the borrowers’ loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond the original agreement; capitalization of delinquent payments in special situations; or some combination of the aforementioned. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on TDR measurement, see Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. We had $99.5 million of TDRs (accrual and non-accrual) recorded at September 30, 2023, of which $53.9 million are Residential Core, $21.2 million are Home Today and $24.4 million are Home equity loans and lines of credit. This is a $9.5 million decrease in the amortized cost of TDRs from September 30, 2022.

The following table sets forth the amortized cost of accrual and non-accrual TDRs, by the types of concessions granted, as of September 30, 2023. Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company.

	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Accrual
Residential Core	$26,229	$10,342	$4,323	$40,894
Residential Home Today	8,903	7,485	796	17,184
Home equity loans and lines of credit	18,536	966	273	19,775
Total	$53,668	$18,793	$5,392	$77,853
Non-Accrual, Performing
Residential Core	$1,363	$4,304	$5,029	$10,696
Residential Home Today	460	2,270	833	3,563
Home equity loans and lines of credit	1,540	1,443	606	3,589
Total	$3,363	$8,017	$6,468	$17,848
Non-Accrual, Non-Performing
Residential Core	$954	$1,084	$225	$2,263
Residential Home Today	27	359	62	448
Home equity loans and lines of credit	987	51	—	1,038
Total	$1,968	$1,494	$287	$3,749
Total TDRs
Residential Core	$28,546	$15,730	$9,577	$53,853
Residential Home Today	9,390	10,114	1,691	21,195
Home equity loans and lines of credit	21,063	2,460	879	24,402
Total	$58,999	$28,304	$12,147	$99,450

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
Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the estimated fair market value at the date of foreclosure, less estimated costs to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions. Subsequent to acquisition, real estate owned is carried at the lower of the cost basis or estimated fair market value, less estimated costs to sell. Increases in the fair market value are recognized through income not exceeding the valuation allowance. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2023, we had $1.4 million in real estate owned.
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
When assets meet the classification criteria for either substandard or doubtful, they exhibit similar risk characteristics that result in expected credit losses through the model outputs or qualitative factors. As a result of the allowance analysis, a portion of the credit loss allowance is allocated to such assets. The allowance for credit losses is the amount estimated by management to represent the lifetime losses in our loan portfolio and off-balance sheet commitments. When we classify a problem asset as loss, we charge-off that portion of the asset that is uncollectible. Our determinations as to the classification of our assets and the amount of our credit loss allowances are subject to review by the Company's primary federal regulator, the OCC, which can require that we establish additional credit loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of assets at September 30, 2023, the amortized cost of classified assets consists of substandard assets of $44.3 million, including $1.4 million of real estate owned, and $5.3 million of assets designated special mention. As of September 30, 2023, there were no individual assets with balances exceeding $1.0 million that were classified as substandard. Substandard assets at September 30, 2023 include $12.4 million of loans 90 or more days past due and $37.3 million of loans less than 90 days past due displaying a weakness sufficient to warrant an adverse classification. Of the $37.3 million of loans less than 90 days past due, $29.2 million are TDRs, and the remaining $8.1 million are non-TDRs primarily made up of loans that had their forbearance term extended greater than 12 months, regardless of forbearance plan status at September 30, 2023.
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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At September 30, 2023, the balance of such individual valuation allowances was $9.5 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. The estimated exposure for additional loss related to multiple loan restructurings as well as additional losses on individually reviewed TDRs are included as a $1.4 million component of our qualitative GVA at September 30, 2023.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. We have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At September 30, 2023, we had an amortized cost of $3.07 billion in home equity loans and home equity lines of credit outstanding, of which $3.9 million, or 0.1%, were delinquent 90 days or more.
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

	At or For the Years Ended September 30,
	2023	2022	2021
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the year)	$72,895	$64,289	$46,937
Adoption of ASU 2016-13 for allowance for credit losses on loans	—	—	24,095
Charge-offs on real estate loans:
Residential Core
Ohio	257	234	1,587
Florida	—	—	377
Other	—	13	1
Total Residential Core	257	247	1,965
Total Residential Home Today	320	249	552
Home equity loans and lines of credit
Ohio	293	625	1,112
Florida	78	154	784
California	14	29	168
Other	280	146	632
Total Home equity loans and lines of credit	665	954	2,696
Total charge-offs	1,242	1,450	5,213
Recoveries on real estate loans:
Residential Core	1,126	2,932	2,385
Residential Home Today	2,451	2,648	2,362
Home equity loans and lines of credit	4,079	5,352	5,621
Construction	—	175	20
Total recoveries	7,656	11,107	10,388
Net recoveries	6,414	9,657	5,175
Release of allowance for credit losses on loans	(1,994)	(1,051)	(11,918)
Allowance balance for loans (end of the year)	$77,315	$72,895	$64,289

Allowance balance for credit losses on unfunded commitments (beginning of the year)	$27,021	$24,970	$—
Adoption of ASU 2016-13 for allowance for credit losses on unfunded commitments	—	—	22,052
Provision for credit losses on unfunded commitments	494	2,051	2,918
Allowance balance for unfunded loan commitments (end of the year)	27,515	27,021	24,970
Allowance balance for all credit losses (end of the year)	$104,830	$99,916	$89,259
Ratios:
Allowance for credit losses to non-accrual loans at end of the year	242.26%	204.73%	145.96%
Allowance for credit losses to the total amortized cost in loans at end of the year	0.51%	0.51%	0.51%

The following table sets forth additional information with respect to net recoveries (charge-offs) by category for the periods indicated.

	For the Years Ended September 30,
	2023	2022	2021
	(Dollars in thousands)
Net recoveries to average loans outstanding during the year
Real estate loans:
Residential Core	0.01%	0.02%	—%
Residential Home Today	0.01%	0.02%	0.02%
Home Equity loans and lines of credit	0.02%	0.03%	0.02%
Total net recoveries to average loans outstanding	0.04%	0.07%	0.04%
We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses. We reported net recoveries in each quarter for the past five years, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment of the obligations or as loans with improved collateral positions reach final resolution. During the fiscal year ended September 30, 2023, recoveries exceeded loan charge-offs by $6.4 million.
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

	At September 30,
	2023			2022
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$55,375	71.6%	79.4%	$53,506	73.4%	80.4%
Residential Home Today	(1,236)	(1.6)	0.3	(997)	(1.4)	0.4
Home equity loans and lines of credit	23,047	29.8	19.9	20,032	27.5	18.4
Construction	129	0.2	0.4	354	0.5	0.8
Allowance for credit losses on loans	$77,315	100.0%	100.0%	$72,895	100.0%	100.0%

During the fiscal year ended September 30, 2023, the total allowance for credit losses increased to $104.8 million, from $99.9 million at September 30, 2022. The total allowance for credit losses is comprised of the asset portion, which is applied to the loan portfolio and the liability portion, which is applied to off-balance sheet exposures, primarily related to undrawn equity exposures. During the fiscal year ended September 30, 2023 the asset and liability portions of the total allowance increased to $77.3 million from $72.9 million and to $27.5 million from $27.0 million, respectively. We recorded a $1.5 million net release for credit losses for the year, consisting of a $2.0 million release from credit losses on loans and a $0.5 million reclassification to credit losses on off-balance sheet exposures.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. Changes in the allowance for credit losses on loan balances during the fiscal year ended

September 30, 2023 were generally related to new growth in the residential Core and home equity loans and lines of credit portfolios, partially offset by some deterioration in the economic forecasts.
The amortized cost of the residential Core portfolio increased 4.5%, or $543.7 million, and its total allowance increased 3.5% or $1.9 million as of September 30, 2023 compared to September 30, 2022. The amortized cost of the home equity loans and lines of credit portfolio increased 15.0%, or $401.1 million, and its total allowance increased 15.1% to $23.0 million from $20.0 million at September 30, 2022. As we are no longer originating loans under our Home Today program, there is an expected net recovery position for this portfolio which was $1.2 million at September 30, 2023 and $1.0 million at September 30, 2022. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans, which is driving the allowance balance for the Home Today loans negative. Refer to the "Activity in the Allowances for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 5. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information.
The allowance for credit losses represents the estimate of lifetime loss in our loan portfolio and unfunded loan commitments. Our analysis for evaluating the adequacy of and the appropriateness of our allowance for credit losses is continually refined as relevant information, relating to past events, current conditions and supportable forecasts become available. During the years ended September 30, 2023 and 2022, no material changes were made to the allowance for credit losses.
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
The Association’s investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or equity securities other than the Association's required investment in the common stock of the FHLB of Cincinnati. As of September 30, 2023, we held no asset-backed securities or securities with sub-prime credit risk exposure, nor did we hold any banker’s acceptances, term federal funds, repurchase agreements or reverse repurchase agreements. As a federal savings association, the Association is not permitted to invest in equity securities. This general restriction does not apply to the Company. The Association’s investment policy permits the use of interest rate agreements (caps, floors and collars) and interest rate exchange contracts (swaps) in managing our interest rate risk exposure. The use of financial futures, however, is prohibited without specific approval from its Board of Directors.
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

The fair value of our investment portfolio at September 30, 2023 consisted of $0.8 million in fixed-rate securities guaranteed by Fannie Mae, $443.0 million of REMICs collateralized only by securities guaranteed by Fannie Mae, $1.0 million of securities guaranteed by Freddie Mac, and $63.5 million of U.S. Government obligations.
U.S. Government Obligations. While U.S. Government securities generally provide lower yields than other investment options authorized in the Association's and Company's investment policies, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and interest rate exchange contracts (swaps) and as an interest rate risk hedge in the event of significant mortgage loan prepayments.
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
Sources of Funds
General. Deposits traditionally have been the primary source of funds for the Association’s lending and investment activities. The Association also borrows, primarily from the FHLB of Cincinnati, to supplement cash flow, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage its cost of funds. Additional sources of funds are borrowings from the FRB-Cleveland Discount Window, scheduled loan payments, maturing investments, loan prepayments, collateralized wholesale borrowings, Fed Fund purchases, income on other earning assets, the proceeds from loan sales, and brokered deposits. As a result of unfavorable market conditions, proceeds from loan sales decreased during fiscal year 2023, which required an increase of borrowings from the FHLB of Cincinnati.
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
At September 30, 2023, deposits totaled $9.45 billion. Checking accounts totaled $983.4 million (including $891.0 million of interest-bearing checking accounts) and savings accounts totaled $1.81 billion (including $1.72 billion of higher yield savings accounts and MMKs). At September 30, 2023, the Association had a total of $6.65 billion in CDs (including $1.16 billion of brokered CDs), of which $3.42 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes the Association will retain a large portion of these accounts upon maturity.
The following table sets forth the distribution of the Association’s average total deposit accounts, by account type, for the fiscal years indicated. Additional details on deposit accounts can be found in Note 9. DEPOSITS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

	For the Years Ended September 30,
	2023			2022			2021
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Checking	$1,093,036	12.1%	0.56%	$1,326,882	14.7%	0.32%	$1,079,699	11.8%	0.11%
Savings	1,798,663	20.0%	1.37%	1,859,990	20.7%	0.24%	1,742,042	19.0%	0.17%
Certificates of deposit	6,123,979	67.9%	2.34%	5,826,286	64.6%	1.17%	6,339,412	69.2%	1.47%
Total Deposits	$9,015,678	100.0%	1.93%	$9,013,158	100.0%	0.85%	$9,161,153	100.0%	1.06%
The following table sets forth the distribution of the Association’s total deposit accounts, by account type, at September 30, 2023.

	At September 30, 2023
	Balance	Percent	Weighted Average Cost of Funds
	(Dollars in thousands)
Deposit type
Interest Bearing:
Checking	$983,396	10.4%	0.05%
Savings accounts, excluding money market accounts	1,460,601	15.5%	1.49%
Money market accounts	346,479	3.7%	2.62%
Certificates of deposit, including accrued interest	6,659,344	70.4%	3.47%
Total Deposits	$9,449,820	100.0%	2.77%
As of September 30, 2023 and September 30, 2022, the total amount of the Association's uninsured deposits were $322.5 million and $366.7 million, respectively. As of September 30, 2023, the aggregate amount of the Association’s outstanding certificate of deposits in amounts greater than $250 thousand was approximately $230.9 million. The following table sets forth the maturity of those CDs as of September 30, 2023.

At September 30, 2023
(In thousands)
Three months or less	$35,616
Over three months through six months	38,758
Over six months through one year	16,466
More than one year	140,029
Total	$230,869

Borrowings. At September 30, 2023, the Association had $5.27 billion of borrowings outstanding, consisting of $5.25 billion from the FHLB of Cincinnati and $22.8 million of accrued interest. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. Our current, maximum borrowing capacity with the FHLB of Cincinnati is $6.63 billion. The Association also has the ability to purchase overnight Fed Funds up to $585.0 million through arrangements with other institutions. The ability to borrow from the FRB-Cleveland Discount Window is also available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio. At September 30, 2023, the Association had the capacity to borrow up to $126.4 million from the FRB-Cleveland. A maturity schedule and available borrowing capacity schedule can be found in Note 10. BORROWED FUNDS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
The following tables set forth information relating to a category of short-term borrowings for which the average balance outstanding during the period was at least 30% of shareholders' equity at the end of each period shown. There are no borrowings with original terms between 30 and 90 days.

	At or For the Fiscal Years Ended September 30,
	2023	2022	2021
	(Dollars in thousands)
Borrowings (30 days and under):
Balance at end of year	$592,000	$2,000,000	$—
Maximum outstanding at any month-end	$1,806,000	$2,000,000	$—
Average balance during year	$810,263	$682,487	$—
Average interest rate during the fiscal year	4.16%	1.59%	—%
Weighted average interest rate at end of year	5.38%	3.04%	—%

	At or For the Fiscal Years Ended September 30,
	2023	2022	2021
	(Dollars in thousands)
Borrowings (90 days to 12 months):
Balance at end of year	$3,150,000	$1,550,000	$2,450,000
Maximum outstanding at any month-end	$3,600,000	$2,425,000	$2,925,000
Average balance during year	$2,668,420	$2,000,323	$2,693,533
Average interest rate during the fiscal year	5.00%	0.77%	0.23%
Weighted average interest rate at end of year	5.58%	3.12%	0.23%

Federal Taxation
General. The Company and the Association are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering in 2007, the Company and the Association were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and the Association were no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owned at least 80% of the common stock of the Company. As a result of the Company's stock repurchase program which reduced the number of outstanding shares of the Company, at September 30, 2023, Third Federal Savings, MHC, owned 81.01% of the common stock of the Company and the Company and the Association can, again, be a part of Third Federal Savings, MHC’s consolidated tax group. Beginning on September 30, 2007 and for each subsequent fiscal year thereafter, the Company has filed consolidated tax returns with the Association and Third Capital Inc., its wholly-owned subsidiaries.
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

At September 30, 2023, the total federal pre-base year bad debt reserve of the Association was approximately $105.0 million.
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
Certain statutes and regulations that are applicable to the Association and the Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Association and the Company, and is qualified in its entirety by reference to the actual statutes and regulations.
Federal Banking Regulation
Business Activities. A federal savings association derives its lending and investment powers from the HOLA, and federal regulations. Under these laws and regulations, the Association may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate. The Association may also invest in commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. The Association may also establish subsidiaries that may engage in certain activities not otherwise permissible for an association, including real estate investment and securities and insurance brokerage.
A federal savings association may elect to exercise national bank powers without converting to a national bank charter. Among other things, the election allows a federal savings association to engage in commercial and commercial real estate lending without the aggregate limits applicable to federal savings associations. By exercising the election, the federal savings association also becomes subject to many of the same duties, restrictions, liabilities, conditions and limitations applicable to national banks, some of which are more restrictive than those applicable to federal savings associations. A federal savings association making the election retains its federal savings association charter and continues to be treated as a federal savings association for purposes of corporate governance. The election is available to federal savings associations that had total consolidated assets of $20 billion or less as of December 31, 2017. The Association has not exercised the election as of September 30, 2023.

Capital Requirements. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio, and a Tier 1 capital to total assets leverage ratio.
The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of AOCI, up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available for sale-securities). The Association exercised its opt-out election during 2015. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% in addition to the minimum capital requirements. At September 30, 2023, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer." In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As presented in Note 3. REGULATORY MATTERS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, at September 30, 2023, the Association exceeded all regulatory capital requirements to be considered “Well Capitalized.”
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2023, the Association was in compliance with the loans-to-one borrower limitations.
Qualified Thrift Lender Test. As a federal savings association, the Association must satisfy the qualified thrift lender test. Under the QTL test, the Association must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a federal savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the federal savings association’s business.
The Association also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.
A federal savings association that fails the QTL test must operate under specified restrictions. Under the DFA, non-compliance with the QTL test may subject the Association to agency enforcement action for a violation of law. At September 30, 2023, the Association satisfied the QTL test.

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
Regardless of whether an application is required, every federal savings association that is a subsidiary of a holding company must still file a notice with the FRS at least 30 days before the board of directors declares a dividend or approves a capital distribution.
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
The Association, in compliance with the preceding requirements, paid a $40 million cash dividend to the Company during the fiscal year ended September 30, 2023, a $56 million cash dividend to the Company during the fiscal year ended September 30, 2022 and a $55 million cash dividend to the Company during the fiscal year ended September 30, 2021. There were no dividends paid to the Company by Third Capital, the Company's other wholly owned subsidiary, during the fiscal years ended September 30, 2023, 2022 or 2021.
The Company's eighth stock repurchase program, for the repurchase of 10,000,000 shares of its common stock, was announced on October 27, 2016 and began on January 6, 2017. As of September 30, 2023, 5,191,951 shares remain to be purchased under the program.
Under current FRS regulations, Third Federal Savings, MHC is required to obtain the approval of its members (depositors and certain loan customers of the Association) every 12 months to enable Third Federal Savings, MHC to waive its right to receive dividends on the Company’s common stock that Third Federal Savings, MHC owns. Starting in 2014, Third Federal Savings, MHC has received this approval of its members at every meeting held. Third Federal Savings, MHC has the approval to waive the receipt of dividends up to an aggregate of $1.13 per share on the common stock of the Company for the 12 months following the special meeting of members held on July 11, 2023. Third Federal Savings, MHC waived its right to receive a $0.2825 per share dividend payment on September 26, 2023. As a result of the 2022, 2021, and 2020 approvals, Third Federal Savings, MHC previously waived its right to receive an aggregate of $1.13 per share on common stock for the period ended June 30, 2023, $1.13 per share for the period ended June 30, 2022, and $1.12 per share for the period ended June 30, 2021.
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
Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the CRA and federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the OCC is required to assess the savings association’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A federal savings association’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches, mergers, minority stock offerings or second-step conversion, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and/or the Department of Justice.
In March 2021, the Association received a "Needs to Improve" CRA rating in its most recent federal evaluation dated February 24, 2020.

On October 24, 2023, the FDIC, the Federal Reserve and the OCC released a final rule revising the framework used to evaluate banks' records of community reinvestment under the CRA. Under the revised framework, banks with assets of at least $2 billion, such as the Association, are considered large banks and will have their retail lending, retail services and products, community development financing, and community development services subject to periodic evaluation. Depending on a large bank's geographic concentrations of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities. The rule becomes effective April 1, 2024. Most provisions of the final rule will apply beginning January 1, 2026, and the remaining provisions will apply beginning January 1, 2027. The Association is evaluating the impact of the final rule.
Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate includes a company that controls, is controlled by, or is under common control with an insured depository institution such as the Association. Third Federal Savings, MHC and the Company are affiliates of the Association. In general, specified covered transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, covered transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must be provided by affiliates in order to receive loans from the insured depository institution. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are substantially the same or at least as favorable to the institution as comparable transactions with non-affiliates. Federal savings associations are required to maintain detailed records of all transactions with affiliates.
The Association’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the FRS. Among other things, these provisions require that extensions of credit to insiders:
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
Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement action against all “institution-affiliated parties,” a term that includes shareholders who participate in the affairs of the association, as well as attorneys, appraisers and accountants who knowingly or recklessly participate in violations of law or regulation, breaches of fiduciary duty, or unsafe or unsound practices. Formal enforcement actions by the OCC may include issuance of a capital directive, formal agreement, or cease and desist order against institutions, and can also include the removal of officers and/or directors of the institution. Civil money penalties can be assessed for various types of conduct against the institution and/or its officers and directors. The maximum civil money penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or other action, and are adjusted annually for inflation. The OCC can appoint receivers and conservators for the institutions it supervises if certain circumstances are met. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular federal savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.
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
Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized federal savings associations. For this purpose, a federal savings association is placed in one of the following five categories based on its capital:
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
Generally, the OCC is required to appoint a receiver or conservator for a federal savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a federal savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the federal savings association will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the federal savings association. Any holding company for a federal savings association required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the federal savings association’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the federal savings association to adequately capitalized status. This guarantee remains in place until the OCC notifies the federal savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the federal savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.
As of September 30, 2023, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required (Well Capitalized)
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,709,596	17.87%	$956,762	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,640,657	9.82%	834,948	5.00%
Tier I Capital to Risk-Weighted Assets	1,640,657	17.15%	765,410	8.00%
Common Equity Tier I to Risk-Weighted Assets	1,640,657	17.15%	621,896	6.50%

Insurance of Deposit Accounts. The DIF of the FDIC insures deposits at FDIC-insured depository institutions such as the Association. Deposit accounts in the Association are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor. As of September 30, 2023, 96.1% of our $8.29 billion retail deposit base consists of accounts structured under the FDIC insured limit of $250,000.
The FDIC charges insured depository institutions assessments to maintain the DIF. The FDIC bases its assessments on each institution’s total assets less Tier 1 capital, with an assessment schedule based on perceived risk to the DIF. Institutions with over $10 billion of total assets, such as the Association, are classified for assessment purposes as "Large Institutions". Such Large Institutions are generally subject to a pricing system that includes a separate “scorecard” methodology designed to measure risk to the DIF. The assessment range for Large Institutions (inclusive of adjustments specified by the FDIC) is 2.5 to 42 basis points.
On November 16, 2023, the FDIC approved a final rule to implement a special assessment on certain banking organizations with financial institution subsidiaries with more than $5 billion in assets, in order to recover the costs associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in March 2023. The special assessment will be collected beginning with the first quarterly assessment period of 2024 at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly periods and is subject to periodic adjustments. The assessment base is equal to uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. Because the Association's uninsured deposits at the measurement date were below $5 billion, the Association will not be subject to this special assessment.
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
As of September 30, 2023, outstanding borrowings (including accrued interest) from the FHLB of Cincinnati were $5.27 billion and the Association was in compliance with the stock investment requirement.
Other Regulations
Interest and other charges collected or contracted for by the Association are subject to state usury laws and federal laws concerning interest rates. The Association’s operations are also subject to federal laws and regulations applicable to credit transactions, such as the:
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
•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•Implementing regulations of the relevant federal agencies charged with the responsibility of implementing such federal laws that have supervisory authority over the Association.
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
•The Bank Secrecy Act and Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which require the Association to implement a compliance program to detect and prevent money laundering, terrorist financing, and illicit crime. Together, the BSA and USA PATRIOT Act require the Association to implement internal controls, conduct customer due diligence, maintain records, and file reports.

•Regulations of the Office of Foreign Assets Control that enforce economic and trade sanctions against targeted foreign countries, regimes, and other designated individuals and organizations; and
•The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.
•The Dodd-Frank Act, which holds lenders accountable for ensuring a borrower's ability to repay a mortgage. Loans defined as a "qualified mortgage" must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%, as well as the verification and documentation of the income and financial resources relied upon to qualify the borrower on the loan. Upon the loan being underwritten based on a fully amortizing payment schedule and maximum interest rate during the first five years, as well as meeting the other qualifications above, the loan is determined to be a "qualified mortgage" and therefore presumed to have complied with the ability-to-repay standard under the Dodd-Frank Act.
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
Permitted Activities. Pursuant to Section 10(o) of the HOLA and FRS regulations, a mutual holding company, such as Third Federal Savings, MHC and its mid-tier holding company, the Company, may, with appropriate regulatory approval, engage in the following activities:
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
The HOLA prohibits a savings and loan holding company, such as the Company, from directly or indirectly acquiring more than 5% of a class of voting securities of, or acquiring "control" as defined in FRS regulations of, another savings institution or savings and loan holding company, without prior written approval of the FRS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the HOLA or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.
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
Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions, including the capital conservation buffer, apply to savings and loan holding companies. We are in compliance with the holding company consolidated capital requirements and the capital conservation buffer as of September 30, 2023.
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
Waivers of Dividends by Third Federal Savings, MHC. Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. The OTS, the previous regulator for Third Federal Savings, MHC, allowed dividend waivers provided that its Board of Directors determined that the waiver was consistent with the Board's fiduciary duties and the waiver would not be detrimental to the safety and soundness of its subsidiary institution. In February 2008, the Company declared its first quarterly dividend and Third Federal Savings, MHC waived its right to receive each dividend paid by the Company. Section 625(a) of DFA preserved, for mutual holding companies that had reorganized into mutual holding company form, issued minority stock and waived dividends prior to December 1, 2009, including Third Federal Savings, MHC, the right to waive dividends if the waiver was not detrimental to the safe and sound operation of the savings association and the board of directors expressly determined that the waiver was consistent with the fiduciary duties of the board to the mutual members of the mutual holding company. However, on August 12, 2011, the FRS issued an interim final rule that added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive dividends aggregating up to $1.13 per share on the common stock of the Company for the 12 months following the special meeting of members held on July 11, 2023. Third Federal Savings, MHC previously received the approval of its members every calendar year beginning in 2014.
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
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 and related regulations address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have prepared policies, procedures and systems designed to ensure compliance with this law and related regulations.
Human Capital Resources
At September 30, 2023, we employed 995 associates, nearly all of whom are full-time and of which approximately 74% are women. At September 30, 2022, we employed 1,025 associates. As a financial institution, approximately 42% of our associates are employed at our branch and loan production offices, and another 14% are employed at our customer care call center. The success of our business is highly dependent on our associates, who provide value to our customers and communities through their dedication to our mission, helping customers achieve the American dream of home ownership and financial security. Our workplace culture is grounded in a set of core values – love (a genuine concern for others), trust, respect, a commitment to excellence and a little bit of fun – which is lived out daily in our work. We seek to hire well-qualified associates who are also a good fit for our value system. Our selection and promotion processes are without bias and include the active recruitment of minorities and women.
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
Associate retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. Our voluntary turnover rate, at 4.4% for the twelve months ending September 30, 2023, excluding retirements, remains one of the lowest in the industry. We believe our commitment to living out our core values, actively prioritizing concern for our associates’ well-being, supporting our associates’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing associates. In addition, nearly all of our associates are stockholders of the Company through participation in our Associate Stock Ownership Plan, which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. At September 30, 2023, 38% of our current staff had been with us for fifteen years or more.

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
Risks Related to Economic Conditions
Our financial condition, results of operation, and stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if we are unable to adequately manage our liquidity, deposits, capital levels, and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.
On March 8, 2023, Silvergate Bank, La Jolla, CA, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, CA, was closed by the California Department of Financial Protection and Innovation, and on March 12, 2023, Signature Bank, New York, NY, was closed by the New York State Department of Financial Services. Additionally, on May 1, 2023, First Republic Bank, San Francisco, CA, was closed by the FDIC and sold to JP Morgan Chase & Co. These events led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.
Notably, the liquidation of Silvergate Bank and the failures of Silicon Valley Bank and Signature Bank were not generally related to the credit quality of their assets, but to poor liquidity management, mismatched funding of long-term assets with short-term funds, and unique business models. The financial distress these banks experienced appears to have been caused in large part by high exposure to certain industries, including cryptocurrency and venture capital and start-up companies operating in the technology space, which have experienced significant volatility and fluctuations in cash flows over the past several years. These banks also had high levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. Silicon Valley Bank in particular appears to have experienced a severe lack of liquidity, forcing it to sell long-term investment securities at significant losses. Ultimately, it was unable to meet its financial commitments and satisfy the cash requirements of its customers.
These bank failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions, which in turn led to a greater focus by institutions, investors, and regulators on the on-balance sheet liquidity of and funding sources for financial institutions and the composition of its deposits. Notwithstanding, our efforts to promote deposit insurance coverage with our customers and otherwise effectively manage our liquidity, deposit portfolio retention, and other related matters, our financial condition, results of operation, and stock price may be adversely affected by future negative events within the banking sector and adverse customer or investor responses to such events.
Inflation can have an adverse impact on our business and on our customers.
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there has been a rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expense. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.
The reversal of the historically low interest rate environment may further adversely affect our net interest income and profitability.
The Federal Reserve Board decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic. The Federal Reserve Board is reversing its policy of near zero interest rates given its concerns over inflation. Market interest rates have risen in response to the Federal Reserve Board's recent rate increases. The increase in market interest rates has had and, as discussed below, is expected to continue to have an adverse effect on our net interest income and profitability.
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
Generally, during a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities because, like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. An example of this occurs when interest rates paid on certificates of deposit experience a significant increase. In this circumstance, a CD customer may determine that it is in his/her best interest to incur the existing penalty for early withdrawal, tender the certificate for cash and either reinvest the proceeds in a new CD with us, or withdraw the funds and leave us. As a result, we either establish a new, higher rate certificate (if the customer stays with us), or we must fund the customer’s withdrawal by: (1) reducing our cash reserves; (2) selling assets to generate cash to fund the withdrawal; (3) attracting deposits from another customer at the then-higher interest rate; or (4) borrowing from a wholesale lender like the FHLB of Cincinnati, again at the then-higher interest rate. Each of these alternatives can have an unfavorable impact on us.
Changes in interest rates can also have an unfavorable impact on our net interest income if mortgage interest rates decline. Our customers may seek to refinance, without penalty, their mortgage loans with us or repay their mortgage loans with us and borrow from another lender. When that happens, either the yield that we earn on the customer’s loan is reduced (if the customer refinances with us), or the mortgage is paid off and we are faced with the challenge of reinvesting the cash received to repay the mortgage in a lower interest rate environment. This is frequently referred to as reinvestment risk, which is the risk that we may not be able to reinvest the proceeds of loan prepayments at rates that are comparable to the rates we earned on the loans prior to receipt of the repayment. Reinvestment risk also exists with the securities in our investment portfolio that are backed by mortgage loans.
Our net interest income can also be negatively impacted when assets and funding sources with seemingly similar, but not identical re-pricing characteristics, react differently to changing interest rates. An example is our home equity lines of credit loan portfolio and our interest-bearing checking and savings deposit products. Interest rates charged on our home equity lines of credit loans are linked to the prime rate of interest, which generally adjusts in a direct relationship to changes in the FRS’s Federal Funds target rate. Similarly, our interest-bearing checking and savings deposit products are generally expected to adjust when changes are made to the Federal Funds target rate. However, to the extent that increases or decreases are made to the Federal Funds target rate, and those increases or decreases translate into increases or decreases of the prime rate and the rate charged on our home equity lines of credit loans, but do not extend to equivalent adjustments to our interest-bearing checking and savings deposit products, we can experience a reduction in our net interest income. At September 30, 2023, we held $2.70 billion of home equity lines of credit loans and $2.61 billion of interest-bearing checking and savings deposits.
Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized mortgage servicing rights. As of September 30, 2023, we serviced $1.93 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an amortized cost of $7.4 million and an estimated fair value, at that date, of $15.9 million. Because the estimated life and estimated income to be derived from servicing the underlying mortgage loans generally increase with rising interest rates and decrease with falling interest rates, the value of mortgage servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing AOCI and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Changes in interest rates can also have an adverse effect on our financial condition, as our available for sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available for sale securities, net of taxes. The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
In general, changes in market and competitive interest rates result from events that we do not control and over which we generally have little or no influence. As a result, mitigation of the adverse effects of changing interest rates is generally limited to controlling the composition of the assets and liabilities that we hold. To monitor our positions, we maintain an interest rate risk modeling system which is designed to measure our interest rate risk sensitivity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off balance sheet items (the institution’s EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. At September 30, 2023, in the event of an immediate 200 basis point increase in all interest rates, our model projects that we would experience a $324.7 million, or 31.45%, decrease in EVE. Our calculations further project that, at September 30, 2023, in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the twelve month measurement period to an aggregate increase in 200 basis points, we would expect our projected net interest income for the twelve months ended September 30, 2024 to decrease by 2.71%. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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
If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans, our loss and delinquency experience, and evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover future losses, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income. See Note 5. LOANS AND ALLOWANCES FOR CREDIT LOSSES for additional information on the CECL methodology.
In addition, bank regulators periodically review our allowance for credit losses and, as a result of such reviews, we may decide to increase our provision for loans losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as a result of such review or otherwise, may have a material adverse effect on our financial condition and results of operation.
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
We rely heavily on communications and information systems to conduct our business. We regularly collect, process, transmit and store significant amounts of data and confidential information regarding our customers, associates and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf. A number of our associates work at remote locations, increasing the number of surfaces that require protection.
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
Associate errors, as well as associate and customer misconduct, could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Our loans to individuals, our deposit relationships and related transactions are also subject to exposure to the risk of loss due to fraud and other financial crimes. Misconduct by our associates could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent associate errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Associate errors could also subject us to financial claims for negligence. We have not experienced any material financial losses from associate errors, misconduct or fraud. However, if our internal controls fail to prevent or promptly detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our financial condition and results of operations.
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject to, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as risks may exist, or develop in the future, that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.
Our operations rely on numerous external vendors.
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent that such an agreement is not renewed by the third-party vendor, or is renewed on terms less favorable to us. Our Vendor Management program helps mitigate risks and is structured to minimize the cost and time required to replace a vendor in the event of a failure or the vendor's inability to meet service level agreements.
Our board of directors relies to a large degree on management and outside consultants in overseeing cybersecurity risk management.
The Association has a standing Technology Steering Committee, consisting of several senior managers (CFO, CIO, CSO, CXO, and CRO/ISO). The Committee meets quarterly, or more frequently if needed, and reports to the Board of Directors after each meeting through Committee minutes. The Association also engages outside consultants to support its cybersecurity efforts. The directors of the Association do not have significant experience in cybersecurity risk management in other business entities comparable to the Association and rely on the Information Security Officer (ISO) and Chief Information Officer (CIO) for cybersecurity guidance.
Our funding sources may prove insufficient to replace deposits at maturity and support our future growth. A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on us.
We must maintain funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources may include FHLB advances, federal funds purchased, and brokered certificates of deposits. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return trade-off. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.
Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion or our investment and/or loan portfolio in order to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets.
A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits.
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
The value of the Company’s common stock is significantly affected by our ability to pay dividends to our public stockholders. The Company’s ability to pay dividends to our stockholders is subject to the availability of cash at the Company, which is dependent on the Association having sufficient earnings to make capital distributions to the Company. Moreover, our ability to pay dividends, and the amount of such dividends, is affected by the ability of Third Federal Savings, MHC, our mutual holding company, to waive the receipt of dividends declared by the Company.
Federal regulations require Third Federal Savings, MHC, to notify the FRS of any proposed waiver of its receipt of dividends from the Company. In August 2011, the FRS issued an interim final rule pursuant to the DFA, providing that the FRS “may not” object to dividend waivers by grandfathered mutual holding companies, such as Third Federal Savings, MHC, under standards substantially similar to those previously required by the OTS. However, the interim final rule added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within twelve months prior to the declaration of the dividend being waived. As part of its rule making process, the FRS is reviewing comments on the interim final rule and there can be no assurance that the final rule will not require such a member vote. Third Federal Savings, MHC, has received the approval of its members in 10 separate meetings (held in either July or August of each year from 2014 through 2023) to waive the receipt of dividends for a twelve-month period, and the FRS has “non-objected” to Third Federal Savings, MHC’s waiver each time. However, future approvals of members and non-objections from the FRS are not assured and if not obtained, the discontinuance of dividend payments would adversely affect the value of our common stock.
Public stockholders own a minority of the outstanding shares of our common stock and are not able to exercise voting control over most matters put to a vote of stockholders.
Third Federal Savings, MHC, as our majority shareholder, is able to control the outcome of virtually all matters presented to our shareholders for their approval, including any proposal to acquire us. The same directors and officers who manage the Association also manage the Company and Third Federal Savings, MHC. The board of directors of Third Federal Savings, MHC must ensure that the interests of depositors of the Association (as members of Third Federal Savings, MHC) are represented and considered in matters put to a vote of stockholders of the Company. Therefore, Third Federal Savings, MHC, may take action that the public stockholders believe to be contrary to their interests. For example, Third Federal Savings, MHC, may exercise its voting control to defeat a stockholder nominee for election to the board of directors of the Company. Additionally, Third Federal Savings, MHC, may prevent the sale of control or merger of the Company or its subsidiaries, or a second-step conversion of Third Federal Savings, MHC, even if such a transaction were favored by a majority of the public shareholders of the Company.
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
A significant portion of our branch operations are conducted in Florida, a geographic region with coastal areas that are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our branch office locations and negatively affect the local economy in which we operate. We cannot predict whether or to what extent damage caused by future hurricanes or tropical storms will affect our operations or the economy in our market area, but such weather events could result in fewer loan originations and greater delinquencies, foreclosures or loan losses. These, and other negative effects of future hurricanes or tropical storms may adversely affect our business or results of operations.
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
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations, as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
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
Furthermore, shareholders, customers and other stakeholders have begun to consider how corporations are addressing ESG issues. Governments, investors, customers and the general public are increasingly focused on ESG practices and disclosures, and views about ESG are diverse and rapidly changing. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine that the Company has not made sufficient progress on ESG matters. We could also face potential negative ESG-related publicity in traditional media or social media if shareholders or other stakeholders determine that we have not adequately considered or addressed ESG matters. If the Company, or our relationships with certain customers, vendors or suppliers, became the subject of negative publicity, our ability to attract and retain customers and employees, and our financial condition and results of operations, could be adversely impacted.
A protracted government shutdown may result in reduced loan originations and related gains on sales and could negatively affect our financial condition and results of operations.
During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on the sale of loans. Some of the loans we originate are sold directly to government agencies, and some of these sales may be unable to be consummated during a shutdown. In addition, we believe that some borrowers may decide not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income. A federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increased in our non-performing, criticized, and classified assets, and a decline in demand for our products and services.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We operate from our main office in Cleveland, Ohio, our 37 full-service branch offices located in Ohio and Florida and our four loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Broward, Collier, Hillsborough, Lee, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Butler, Delaware and Hamilton. The Company owns the building in which its home office and executive offices are located, and six other office locations. The net book value of our land, premises, equipment and software was $34.7 million at September 30, 2023, a $177 thousand increase from September 30, 2022 due to a $2.0 million increase in DP equipment and a $479 thousand increase in building improvements. These increases were primarily offset by depreciation.

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
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of November 14, 2023, we had 6,044 shareholders of record, which does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms.
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
At a special meeting of members of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) voted to approve Third Federal Savings, MHC's proposed waiver of dividends aggregating up to $1.13 per share on the common stock of the Company for the 12 months following the special meeting of members held on July 11, 2023. The members approved the waiver by casting 60% of the eligible votes, with 97% of the votes cast, or 58% of the total eligible votes, in favor of the waiver. Third Federal Savings, MHC is the 81% majority shareholder of the Company.
Following the receipt of the members’ approval at the July 11, 2023 special meeting, Third Federal Savings, MHC filed a notice with, and subsequently received the non-objection of, the FRB-Cleveland for the proposed dividend waivers.

In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from September 30, 2018 through September 30, 2023, relative to the cumulative total return on stocks included in the S&P U.S. BMI Banks Index, KBW NASDAQ Bank Index and NASDAQ Composite, in each case for the same period. The cumulative return data is presented in dollars, based on starting investments of $100 and assuming the reinvestment of dividends.

Total Return Performance
Index Value
200
175
150
125
100
75
50
09/30/18
09/30/19
09/30/20
09/30/21
09/30/22
09/30/23
Period Ending
TFS Financial Corporation
S&P U.S. BMI Banks Index
KBW NASDAQ Bank Index
NASDAQ Composite Index

	Measurement Date
Index (with base price at 9/30/2018)	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023
TFS Financial Corporation	100.00	127.48	110.47	151.61	111.00	110.02
S&P U.S. BMI Banks Index	100.00	100.32	73.65	134.01	102.95	99.73
KBW NASDAQ Bank Index	100.00	98.25	74.43	136.50	103.11	87.45
NASDAQ Composite Index	100.00	100.52	141.70	184.58	136.12	171.65
Source: S&P Global Market Intelligence

We did not sell any equity securities during the fiscal year ended September 30, 2023.

We did not purchase any stock during the quarter ended September 30, 2023. On October 27, 2016, the Company announced that the Board of Directors approved the Company's eighth stock repurchase program, which authorizes the repurchase of up to 10,000,000 shares of the Company's outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. For the fiscal year ended September 30, 2023, stock repurchases totaled 361,869 shares at an average price per share of $13.82. The program has 5,191,951 shares yet to be purchased as of September 30, 2023. The program has no expiration date.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our customers.
Since being organized in 1938, we grew to become, at the time of our initial public offering of stock in April 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with Having Fun.” Our values are reflected in the design and pricing of our loan and deposit products, as described below. Our values are further reflected in a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office was established and continues to be located and where the educational programs we have established and/or support are located. We intend to continue to adhere to our primary values and to support our customers and the communities in which we operate, as we pursue our mission to help people achieve the dream of home ownership and financial security while creating value for our customers, our communities, our associates and our shareholders.
The bank failures of three large domestic regional banks during the first half of 2023 negatively impacted consumer confidence and increased stress across the banking sector. The unprecedented implications of 2022 and 2023 fiscal policy coupled with geopolitics impacting energy markets and supply-chain constraints from global shutdowns culminated into high levels of inflation. The subsequent restrictive monetary policy approach has resulted in a heightened exposure of certain banking industry practices. Taking all of this into consideration, we remain confident that our business model and strategic approach remain appropriate. Specifically, (1) our capital ratios remain a primary source of financial strength; (2) our core deposits remain stable and the majority of our deposit accounts fall within FDIC insurance limits; (3) we maintain adequate access to contingent sources of liquidity; and (4) our risk management practices around an array of financial disciplines are robust and commensurate to an institution of our size and complexity.
The following tables present select financial data of the Company for the five most recent fiscal years.

	At September 30,
	2023	2022	2021	2020	2019
	(In thousands)
Selected Financial Condition Data:
Total assets	$16,917,979	$15,789,879	$14,057,450	$14,642,221	$14,542,356
Cash and cash equivalents	466,746	369,564	488,326	498,033	275,143
Investment securities - available for sale	508,324	457,908	421,783	453,438	547,864
Loans held for sale	3,260	9,661	8,848	36,871	3,666
Loans, net	15,165,747	14,257,067	12,509,035	13,103,062	13,195,745
Bank owned life insurance	312,072	304,040	297,332	222,919	217,481
Prepaid expenses and other assets	117,270	95,428	91,586	104,832	87,957
Deposits	9,449,820	8,921,017	8,993,605	9,225,554	8,766,384
Borrowed funds	5,273,637	4,793,221	3,091,815	3,521,745	3,902,981
Shareholders’ equity	1,927,361	1,844,339	1,732,280	1,671,853	1,696,754

	For the Years Ended September 30,
	2023	2022	2021	2020	2019
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$611,919	$409,333	$389,351	$455,298	$482,087
Interest expense	328,352	141,937	157,721	213,030	216,666
Net interest income	283,567	267,396	231,630	242,268	265,421
Provision (release) for credit losses on loans	(1,500)	1,000	(9,000)	3,000	(10,000)
Net interest income after provision (release) for credit losses on loans	285,067	266,396	240,630	239,268	275,421
Non-interest income	21,429	23,804	55,299	53,251	20,464
Non-interest expenses	213,129	198,146	195,835	192,274	193,673
Earnings before income tax	93,367	92,054	100,094	100,245	102,212
Income tax expense	18,117	17,489	19,087	16,928	21,975
Net earnings after income tax expense	$75,250	$74,565	$81,007	$83,317	$80,237
Earnings per share
Basic	$0.27	$0.26	$0.29	$0.30	$0.29
Diluted	$0.26	$0.26	$0.29	$0.29	$0.28
Cash dividends declared per share	$1.13	$1.13	$1.12	$1.11	$1.02

	At or For The Years Ended September 30,
	2023	2022	2021	2020	2019
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.46%	0.51%	0.56%	0.56%	0.56%
Return on average equity	4.00%	4.14%	4.77%	4.88%	4.58%
Interest rate spread(1)	1.57%	1.75%	1.52%	1.52%	1.73%
Net interest margin(2)	1.80%	1.88%	1.66%	1.69%	1.92%
Efficiency ratio(3)	69.88%	68.04%	68.25%	65.06%	67.75%
Non-interest expense to average total assets	1.31%	1.34%	1.35%	1.29%	1.36%
Average interest-earning assets to average interest-bearing liabilities	111.36%	112.42%	111.92%	111.41%	112.28%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.20%	0.23%	0.32%	0.37%	0.50%
Non-accruing loans as a percent of total loans	0.21%	0.25%	0.35%	0.41%	0.54%
Allowance for credit losses on loans as a percent of non-accruing loans	242.26%	204.73%	145.96%	87.95%	54.60%
Allowance for credit losses on loans as a percent of total loans	0.51%	0.51%	0.51%	0.36%	0.29%
Capital Ratios:
Association
Total capital to risk-weighted assets(4)	17.87%	18.84%	21.00%	19.96%	19.56%
Tier 1 (leverage) capital to net average assets(4)	9.82%	10.33%	11.15%	10.39%	10.54%
Tier 1 capital to risk-weighted assets(4)	17.15%	18.25%	20.43%	19.37%	19.07%
Common equity tier 1 capital to risk-weighted assets(4)	17.15%	18.25%	20.43%	19.37%	19.07%
TFS Financial Corporation
Total capital to risk-weighted assets(4)	19.85%	21.18%	23.75%	22.71%	22.22%
Tier 1 (leverage) capital to net average assets(4)	10.96%	11.66%	12.65%	11.88%	12.05%
Tier 1 capital to risk-weighted assets(4)	19.13%	20.59%	23.18%	22.13%	21.73%
Common equity tier 1 capital to risk-weighted assets(4)	19.13%	20.59%	23.18%	22.13%	21.73%
Average equity to average total assets	11.58%	12.23%	11.72%	11.50%	12.30%
Other Data:
Association:
Number of full service offices	37	37	37	37	37
Loan production offices	4	5	7	7	8
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
(4)In April 2020, the Simplifications to the Capital Rule ("Rule") was adopted, which simplified certain aspects of the capital rule under Basel III. The impact of the Rule was not material to previously reported regulatory capital ratios.
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
A challenge to our business model occurs when there is a rapid and substantial increase in short-term rates or there is an extended inverted yield curve, which have both occurred over recent periods. This economic environment has resulted in a decrease in our net interest margin.
To mitigate our interest rate risk in general and to address the current rate environment specifically, we utilize a variety of strategies that include:
•Maintaining regulatory capital in excess of levels required to be considered well capitalized;
•Promoting adjustable-rate loans and shorter-term fixed-rate loans;
•Marketing home equity lines of credit, which carry an adjustable rate of interest, indexed to the prime rate;
•Opportunistically extending the duration of our funding sources;
•Utilizing interest rate swaps to convert short-term FHLB advances and brokered certificates of deposit into long-term, fixed-rate borrowings; and
•Selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market.
Levels of Regulatory Capital
At September 30, 2023, the Company’s Tier 1 (leverage) capital totaled $1.83 billion, or 10.96% of net average assets and 19.13% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.64 billion, or 9.82% of net average assets and 17.15% of risk-weighted assets. Each of these measures is in excess of the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Beginning this fiscal year, the Company entered into the final three years of the five-year transitional period, as provided by a final rule, after CECL was adopted in fiscal year 2021. Refer to the Liquidity and Capital Resources section of this Item 7 for additional discussion regarding regulatory capital requirements.
Promotion of Adjustable-Rate Loans and Shorter-Term, Fixed-Rate Loans
We offer our "Smart Rate" adjustable-rate mortgage loan, which provides us with improved interest rate risk characteristics when compared to a 30-year, fixed-rate mortgage loan.
We also offer a 10-year, fully amortizing fixed-rate, first mortgage loan. The 10-year, fixed-rate loan has a more desirable interest rate risk profile when compared to loans with fixed-rate terms of 15 to 30 years and can help to more effectively manage interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation.
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Years Ended September 30,
	2023		2022
	Amount	Percent	Amount	Percent
First Mortgage Loan Originations and Purchases:	(Dollars in thousands)
ARM (all Smart Rate) production	$624,773	33.7%	$1,029,156	28.2%
Fixed-rate production:
Terms less than or equal to 10 years	34,710	1.9	470,806	12.9
Terms greater than 10 years	1,195,562	64.4	2,146,021	58.9
Total fixed-rate production	1,230,272	66.3	2,616,827	71.8
Total First Mortgage Loan Originations and Purchases:	$1,855,045	100.0%	$3,645,983	100.0%

	September 30, 2023		September 30, 2022
	Amount	Percent	Amount	Percent
Balances of First Mortgage Loans Held For Investment:	(Dollars in thousands)
ARM (primarily Smart Rate) Loans	$4,760,843	39.2%	$4,668,089	40.3%
Fixed-rate Loans:
Terms less than or equal to 10 years	1,088,048	9.0	1,350,436	11.6
Terms greater than 10 years	6,275,775	51.8	5,574,589	48.1
Total fixed-rate loans	7,363,823	60.8	6,925,025	59.7
Total First Mortgage Loans Held For Investment:	$12,124,666	100.0%	$11,593,114	100.0%
The following table sets forth the balances as of September 30, 2023 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(in thousands)
2024	$381,797
2025	699,104
2026	1,464,792
2027	1,650,442
2028	510,582
2029	54,126
Total	$4,760,843
At September 30, 2023 and September 30, 2022, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $3.3 million and $9.7 million, respectively.

Loan Portfolio Yield
The following tables set forth the principal balance and interest yield as of September 30, 2023 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	September 30, 2023
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed-Rate
Terms less than or equal to 10 years	$1,088,048	7.2%	2.67%
Terms greater than 10 years	6,275,775	41.3	3.85%
Total Fixed-Rate loans	7,363,823	48.5	3.68%

ARMs	4,760,843	31.3	3.11%
Home Equity Loans and Lines of Credit	3,030,526	19.9	7.39%
Construction and Other loans	52,817	0.3	5.11%
Total Loans Receivable	$15,208,009	100.0%	4.25%

	September 30, 2023
	Balance	Fixed-Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,938,036	$5,322,695	45.6%	3.65%
Florida	2,137,804	1,032,002	14.1	3.29%
Other	3,048,826	1,009,126	20.0	3.15%
Total Residential Mortgage Loans	12,124,666	7,363,823	79.7	3.46%
Home Equity Loans and Lines of Credit
Ohio	773,324	88,340	5.1	7.33%
Florida	666,517	68,801	4.4	7.31%
California	513,904	47,129	3.4	7.34%
Other	1,076,781	43,231	7.1	7.52%
Total Home Equity Loans and Lines of Credit	3,030,526	247,501	20.0	7.39%
Construction and Other loans	52,817	52,817	0.3	5.11%
Total Loans Receivable	$15,208,009	$7,664,141	100.0%	4.25%

Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. Increasing our investments in loans with variable rates of interest help to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. We strive to grow the home equity line of credit portfolio through offering competitive rates, marketing efforts, and by utilizing partners to attract more home equity line of credit customers. At September 30, 2023, the principal balance of home equity lines of credit totaled $2.63 billion. Our home equity lending is discussed in the preceding Lending Activities section of Item 1. Business in Part I. THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occur and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets and compounds daily over a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. Concurrent with the execution of each swap, the Association enters into a short-term borrowing in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with either the Company's variable rate borrowings from the FHLB of Cincinnati or brokered CD's. In these challenging economic times with an extended inverted yield curve, the Association has found it financially beneficial to increase the use of swaps to lower our borrowing costs and extend the duration of our liabilities. For more details, refer to Notes 10. BORROWED FUNDS and 17. DERIVATIVE INSTRUMENTS to the unaudited consolidated financial statements.
Each funding alternative is monitored and evaluated based on its effective interest payment rate, options exercisable by the creditor (early withdrawal, right to call, etc.), and collateral requirements. Refer to Notes 10. DEPOSITS and 17. BORROWED FUNDS for additional details on balances. The interest payment rate is a function of market influences that are specific to the nuances and market competitiveness/breadth of each funding source. Generally, early withdrawal options, subject to a fee, are available to our retail CD customers but not to holders of brokered CDs; issuer call options are not provided on our advances from the FHLB of Cincinnati; and we are not subject to early termination options with respect to our interest rate exchange contracts. Additionally, collateral pledges are not provided with respect to our retail CDs or our brokered CDs, but are required for our advances from the FHLB of Cincinnati as well as for our interest rate exchange contracts. We will continue to evaluate the structure of our funding sources based on current needs.
Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. First mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and Home Ready) are originated under Fannie Mae procedures and are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. Currently, certain types of loans (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) are originated under our legacy procedures, which are not eligible for sale to Fannie Mae. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions may be limited to loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral. Additionally, sales to private investors are dependent upon favorable market conditions, including motivated buyers, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed in more detail within the Liquidity and Capital Resources section of this Item 7.
During the fiscal year ended September 30, 2023, $77.2 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, to Fannie Mae on a servicing retained basis. Of these sold loans, $43.5 million were originated through Mortgage Passport, and $33.7 million were originated as other agency-compliant first mortgage loans. At September 30, 2023, loans that are classified as held for sale total $3.3 million. As of September 30, 2023, we serviced $1.93 billion of loans we originated and later sold to investors.
We continue to consider liquidity and balance sheet management, as well as secondary market pricing, in evaluating the opportunity to sell loans. Additionally, we are expanding our ability to sell certain fixed-rate loans to Fannie through the use of more traditional mortgage banking activities, including a proprietary approach to risk-based pricing and loan-level pricing adjustments. This approach is concentrated in markets outside of Ohio and Florida. Some additional startup and marketing costs have been incurred, but are not expected to significantly impact our financial results in fiscal year 2023. Loan sales are discussed in more detail within the Liquidity and Capital Resources section of this Item 7.

Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. At September 30, 2023, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing.
In an effort to align our credit risk exposure with the low risk appetite approved by the Board of Directors, the credit eligibility criteria is evaluated to ensure a successful homeowner has the primary source of repayment, followed by a collateral position that allows for a secondary source of repayment, if needed. Products that do not result in an effective mix of repayment ability are not offered. We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated or purchased during the current fiscal year, the average credit score was 774, and the average LTV was 71% at origination. The delinquency level related to loan originations prior to 2009, compared to originations or purchases in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of September 30, 2023, loans originated prior to 2009 had a balance of $276.5 million, of which $5.5 million, or 2.0%, were delinquent, while loans originated or purchased in 2009 and after had a balance of $15.0 billion, of which $17.8 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, where a large portion of our historical lending has occurred. At September 30, 2023, approximately 57.2% and 17.7% of the combined total of our residential Core and construction loans held for investment and approximately 25.5% and 22.0% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loan originations and purchases for the year ended September 30, 2023, 25.8% are secured by properties in states other than Ohio or Florida.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we plan to manage the pace of our growth in a manner that reflects our emphasis on high capital levels. At September 30, 2023, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 9.82%. The Association's Tier 1 (leverage) capital ratio at September 30, 2023 included the negative impact of a $40 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2022. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered deposits), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. To attract deposits, we typically offer rates that are competitive with the rates on similar products offered by other financial institutions. At September 30, 2023, deposits totaled $9.45 billion (including $1.16 billion of brokered CDs), while borrowings totaled $5.27 billion and borrowers’ advances and servicing escrows totaled $154.2 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans with the FHLB of Cincinnati and the FRB-Cleveland. At September 30, 2023, the

Association had the ability to borrow a maximum of $6.63 billion from the FHLB of Cincinnati and $126.4 million from the FRB-Cleveland Discount Window. As of September 30, 2023, our capacity for additional borrowing from FHLB of Cincinnati was $1.38 billion, Third, we have the ability to purchase overnight Fed Funds up to $585.0 million through various arrangements with other institutions. Fourth, we invest in high quality marketable securities that exhibit limited market price variability and, to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At September 30, 2023, our investment securities portfolio totaled $508.3 million. Finally, cash flows from operating activities have been a regular source of funds. During the fiscal years ended September 30, 2023 and 2022, cash flows from operations totaled $90.7 million and $38.9 million, respectively.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.31% for the fiscal year ended September 30, 2023 and 1.34% for the fiscal year ended September 30, 2022. As of September 30, 2023, our average assets per full-time associate and our average deposits per full-time associate were $17.1 million and $9.5 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered accounts) held at our branch offices ($224.0 million per branch office as of September 30, 2023) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.
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
Allowance for Credit Losses. The allowance for credit losses is the amount estimated by management as necessary to absorb credit losses related to both the loan portfolio and off-balance sheet commitments based on a life of loan methodology. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for credit losses. At September 30, 2023, the allowance for credit losses was $102.6 million or 0.67% of total loans. An increase or decrease of 10% in the allowance at September 30, 2023 would result in a $10.3 million charge or release, respectively, to income before income taxes.
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
Income Taxes. Accounting for income taxes involves critical accounting policies and estimates due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At September 30, 2023, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at September 30, 2023, there is no guarantee that those assets will be recognizable in the future.
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
Comparison of Financial Condition at September 30, 2023 and September 30, 2022
Total assets increased $1.13 billion, or 7.1%, to $16.92 billion at September 30, 2023, from $15.79 billion at September 30, 2022. This increase was mainly due to new loan originations exceeding the total of loan sales and principal repayments.
Cash and cash equivalents increased $97.1 million, or 26.3%, to $466.7 million at September 30, 2023, from $369.6 million at September 30, 2022. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section of the Overview.
Investment securities, all of which are classified as available for sale, increased $50.4 million, or 11.0%, to $508.3 million at September 30, 2023, from $457.9 million at September 30, 2022. Investment securities increased as $144.7 million in purchases exceeded the combined effect of $83.6 million in principal repayments, a $9.7 million increase in unrealized losses and $1.0 million of premium amortization that occurred during the year ended September 30, 2023. There were no sales of investment securities during the year ended September 30, 2023.
Loans held for investment, net of deferred loan fees and allowance for credit losses, increased $908.7 million, or 6.4%, to $15.17 billion at September 30, 2023, from $14.26 billion at September 30, 2022, as new originations and additional draws on existing accounts exceeded loan sales and repayments. Residential mortgage loans increased $531.6 million, or 4.6%, to $12.12 billion at September 30, 2023. In addition, there was a $396.6 million increase in the balance of home equity loans and lines of credit during the year ended September 30, 2023. During the fiscal year ended September 30, 2023, $624.8 million of three- and five-year “Smart Rate” loans were originated while $1.23 billion of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated or purchased. Of the total $1.86 billion in first mortgage loans originated and purchased for the fiscal year ended September 30, 2023, 11% were refinance transactions and 89% were purchases, while 34% were adjustable-rate mortgages and 66% were fixed-rate mortgages. Fixed-rate loans with terms of 10 years or less accounted for 2% of total first mortgage loan originations and purchases. During the fiscal year ended September 30, 2023, we completed $77.2 million in loan sales to Fannie Mae, which included $43.5 million of loans originated through our Mortgage Passport program and $33.7 million of agency-compliant first mortgage loans originated through our traditional lending programs.
Commitments originated for home equity lines of credit and equity and bridge loans were $1.70 billion for the year ended September 30, 2023, compared to $2.16 billion for the year ended September 30, 2022. At September 30, 2023, pending commitments to originate new home equity lines of credit were $64.2 million and equity and bridge loans were $80.9 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The allowance for credit losses was $104.8 million, or 0.69% of total loans receivable, at September 30, 2023, and included a $27.5 million liability for unfunded commitments. At September 30, 2022, the allowance for credit losses was $99.9 million, or 0.70% of total loans receivable and included a $27.0 million liability for unfunded commitments. Refer to Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional discussion.
The amount of FHLB stock owned increased $34.8 million, or 16.4%, to $247.1 million at September 30, 2023, from $212.3 million at September 30, 2022. FHLB stock ownership requirements dictate the amount of stock owned at any given time.
Total bank owned life insurance contracts increased $8.0 million, to $312.0 million at September 30, 2023, from $304.0 million at September 30, 2022, primarily due to changes in cash surrender value.
Deposits increased $528.8 million, or 5.9%, to $9.45 billion at September 30, 2023, from $8.92 billion at September 30, 2022. The increase in deposits resulted primarily from a $786.7 million increase in CDs, partially offset by a $22.9 million decrease in savings accounts (consisting of an $135.2 million decrease in money market accounts in the state of Florida and a $95.8 million increase in our high yield savings accounts) and a $226.6 million decrease in interest-bearing checking accounts. The balance of brokered CDs at September 30, 2023 was $1.16 billion, which is an increase of $587.4 million from the balance of $575.2 million at September 30, 2022. Based on FDIC insurance limits by ownership structure, the total uninsured deposits were $322.5 million and $366.7 million at September 30, 2023 and September 30, 2022, respectively.
Borrowed funds increased $480.4 million, or 10.0%, to $5.27 billion at September 30, 2023, from $4.79 billion at September 30, 2022. The increase was primarily used to fund loan growth. The total balance of borrowed funds at September 30, 2023, all from the FHLB, included $592.0 million of overnight advances, $1.51 billion of term advances with a weighted average maturity of approximately 2.2 years, and $3.15 billion of short-term advances aligned with interest rate swap contracts. Interest rate swaps have been used to extend the duration of short-term borrowings at inception by paying a fixed rate of interest and receiving a variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Borrowers' advances for insurance and taxes increased by $7.2 million, or 6%, to $124.4 million at September 30, 2023, from $117.2 million at September 30, 2022. This change is consistent with increases in our residential mortgage loan portfolio.
Accrued expenses and other liabilities increased by $28.8 million to $112.9 million at September 30, 2023 from $84.1 million at September 30, 2022. The increase is primarily due to a $13.2 million deferred tax increase, a $9.3 million increase on interest rate swap accruals, a $3.1 million increase in real estate tax payments remitted on behalf of borrowers, and a $4.0 million increase related to margin requirements on interest rate swaps.
Total shareholders’ equity increased $83.0 million, or 4.5%, to $1.93 billion at September 30, 2023, from $1.84 billion at September 30, 2022. Activity reflects $75.3 million of net income in the current year, reduced by dividends of $58.3 million and $5.0 million of repurchases of outstanding common stock. Other changes include a $62.1 million net positive change in accumulated other comprehensive income, primarily related to changes in market values due to fluctuations in market interest rates and maturities of swap contracts, and $9.0 million of positive change related to activity in the Company's stock compensation and employee stock ownership plans. During the fiscal year ended September 30, 2023, a total of 361,869 shares of our common stock were repurchased at an average cost of $13.82 per share. The Company's eighth stock repurchase program allows for a total of 10,000,000 shares to be repurchased, with 5,191,951 shares remaining to be repurchased at September 30, 2023. As a result of a mutual member vote, Third Federal Savings and Loan Association of Cleveland, MHC ("the MHC"), the mutual holding company that owns approximately 81% of the outstanding stock of the Company, was able to waive receipt of its share of each dividend paid. Refer to Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional details regarding the repurchase of shares of common stock and the payment of dividends.

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

	For the Fiscal Years Ended September 30,
	2023			2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$356,450	$16,826	4.72%	$384,947	$3,178	0.83%	$567,035	$673	0.12%
Investment securities	23,636	1,123	4.75%	3,643	43	1.18%	—	—	—%
Mortgage-backed securities	464,919	13,247	2.85%	439,269	5,458	1.24%	428,590	3,822	0.89%
Loans (1)	14,657,265	565,610	3.86%	13,258,517	395,691	2.98%	12,800,542	381,887	2.98%
Federal Home Loan Bank stock	233,013	15,113	6.49%	173,506	4,963	2.86%	155,322	2,969	1.91%
Total interest-earning assets	15,735,283	611,919	3.89%	14,259,882	409,333	2.87%	13,951,489	389,351	2.79%
Non-interest-earning assets	515,123			482,501			532,786
Total assets	$16,250,406			$14,742,383			$14,484,275
Interest-bearing liabilities:
Checking accounts	$1,093,036	6,081	0.56%	$1,326,882	4,186	0.32%	$1,079,699	1,140	0.11%
Savings accounts	1,798,663	24,686	1.37%	1,859,990	4,553	0.24%	1,742,042	2,992	0.17%
Certificates of deposit	6,123,979	143,434	2.34%	5,826,286	68,204	1.17%	6,339,412	93,187	1.47%
Borrowed funds	5,114,045	154,151	3.01%	3,671,323	64,994	1.77%	3,303,925	60,402	1.83%
Total interest-bearing liabilities	14,129,723	328,352	2.32%	12,684,481	141,937	1.12%	12,465,078	157,721	1.27%
Non-interest-bearing liabilities	239,387			255,388			321,958
Total liabilities	14,369,110			12,939,869			12,787,036
Shareholders’ equity	1,881,296			1,802,514			1,697,239
Total liabilities and shareholders’ equity	$16,250,406			$14,742,383			$14,484,275
Net interest income		$283,567			$267,396			$231,630
Interest rate spread (2)			1.57%			1.75%			1.52%
Net interest-earning assets (3)	$1,605,560			$1,575,401			$1,486,411
Net interest margin (4)		1.80%			1.88%			1.66%
Average interest-earning assets to average interest-bearing liabilities	111.36%			112.42%			111.92%
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

	For the Fiscal Years Ended September 30, 2023 vs. 2022			For the Fiscal Years Ended September 30, 2022 vs. 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents	$(218)	$13,866	$13,648	$(143)	$2,648	$2,505
Investment securities	696	384	1,080	43	—	43
Mortgage-backed securities	337	7,452	7,789	97	1,539	1,636
Loans	44,983	124,936	169,919	13,668	136	13,804
Federal Home Loan Bank stock	2,162	7,988	10,150	381	1,613	1,994
Total interest-earning assets	47,960	154,626	202,586	14,046	5,936	19,982
Interest-bearing liabilities:
Checking accounts	(569)	2,464	1,895	315	2,731	3,046
Savings accounts	(145)	20,278	20,133	214	1,346	1,560
Certificates of deposit	3,654	71,576	75,230	(7,106)	(17,877)	(24,983)
Borrowed funds	31,978	57,179	89,157	6,419	(1,827)	4,592
Total interest-bearing liabilities	34,918	151,497	186,415	(158)	(15,627)	(15,785)
Net change in net interest income	$13,042	$3,129	$16,171	$14,204	$21,563	$35,767
Comparison of Operating Results for the Fiscal Years Ended September 30, 2023 and 2022
General. Net income of $75.3 million for the year ended September 30, 2023 increased $0.7 million compared to $74.6 million for the year ended September 30, 2022. The increase was primarily due to an increase in net interest income, offset by the combined effect of higher non-interest expenses and lower earnings on non-interest income items.
Interest and Dividend Income. Interest and dividend income increased $202.6 million, or 49%, to $611.9 million during the year ended September 30, 2023 compared to $409.3 million during the prior year. Interest income on loans increased $169.9 million, or 43%, to $565.6 million for the year ended September 30, 2023 compared to $395.7 million for the year ended September 30, 2022. This increase was primarily attributed to an 88 basis point increase in yield on loans and a $1.40 billion increase in the average balance of loans to $14.66 billion for the current year compared to $13.26 billion during the prior year.
Interest income on investment securities increased $8.8 million to $14.3 million during the year. The increase was largely due to mortgage-backed securities, which increased $7.7 million, or 140%, to $13.2 million during the current year compared to $5.5 million during the year ended September 30, 2022. This increase was attributed to a 161 basis point increase in the average yield on mortgage-backed securities, combined with a $25.6 million increase in the average balance of mortgage-backed securities to $464.9 million for the current year compared to $439.3 million during the prior year.
Interest Expense. Interest expense increased $186.5 million, or 131%, to $328.4 million during the current year compared to $141.9 million during the year ended September 30, 2022. The increase primarily resulted from an increase in interest expense on deposits and borrowed funds.
Interest expense on CDs increased $75.2 million, or 110%, to $143.4 million during the year ended September 30, 2023 compared to $68.2 million during the year ended September 30, 2022. The increase was attributed primarily to a 117 basis point increase in the average rate paid on CDs to 2.34% during the current year from 1.17% during the prior year. Additionally, there was a $297.7 million, or 5%, increase in the average balance of CDs to $6.12 billion from $5.83 billion during the prior year. Interest expense on savings and checking accounts increased $20.1 million and $1.9 million, respectively, to $24.7 million and $6.1 million during the year ended September 30, 2023, compared to the prior year due to an increase in the average rates we paid on the deposits. Rates were adjusted on deposits in response to changes in market interest rates, as well as to changes in the rates paid by our competition.
Interest expense on borrowed funds increased $89.2 million, or 137%, to $154.2 million during the year ended September 30, 2023 from $65.0 million during the year ended September 30, 2022. The increase was attributed to a combination of a $1.44 billion, or 39%, increase in the average balance of borrowed funds to $5.11 billion during the current year from $3.67 billion during the prior year, and a 124 basis point increase in the average rate paid for these funds to 3.01% during the year ended September 30, 2023 from 1.77% for the year ended September 30, 2022. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $16.2 million, or 6%, to $283.6 million during the year ended September 30, 2023 from $267.4 million during the year ended September 30, 2022. The increase consisted of a $202.6 million increase in interest income, offset by a $186.5 million increase in interest expense. Average interest-earning assets increased during the current year by $1.48 billion, or 10%, when compared to the year ended September 30, 2022. Average interest-bearing liabilities increased by $1.45 billion. The average yield on interest earning assets increased 102 basis points to 3.89% from 2.87%, compared to a 120 basis point increased in the average rate paid on interest-bearing liabilities to 2.32% in the current year from 1.12% in the prior year. The interest rate spread was 1.57% for the fiscal year ended September 30, 2023 compared to 1.75% at September 30, 2022. The net interest margin was 1.80% for the fiscal year ended September 30, 2023 and 1.88% for the fiscal year ended September 30, 2022. The decrease in our interest rate spread and net interest margin is primarily due to the impact of a prolonged period of historically low interest rate environment followed by a rapid and meaningful rise in interest rates, that started in March 2022, along with an extended period of yield curve inversion. Refer to Controlling Our Interest Rate Risk Exposure of the Overview section for further discussion.
Provision (Release) for Credit Losses. We recorded a release to the allowance for credit losses of $1.5 million during the year ended September 30, 2023 compared to a $1.0 million provision for the allowance during the year ended September 30, 2022. As delinquencies in the portfolio are resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for credit losses previously provided. Recoveries of amounts charged against the allowance for credit losses occur when collateral values increase and homes are sold or when borrowers repay the amounts previously charged-off. For the fiscal year ended September 30, 2023, we recorded net recoveries of $6.4 million, as compared to net recoveries of $9.7 million for the year ended September 30, 2022. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. Refer to the Lending Activities section of the Overview and Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income decreased $2.4 million, or 10%, to $21.4 million during the year ended September 30, 2023 compared to $23.8 million during the year ended September 30, 2022. The decrease in non-interest income was partly due to a decrease in loan fees and net gain on sale of loans of $2.1 million and $0.5 million, respectively during the year ended September 30, 2023, offset by a $1.2 million net positive change in the fair value of commitments to originate held for sale loans. Loans sold during the fiscal year ended September 30, 2023 were $77.2 million compared to loan sales of $128.1 million during the year ended September 30, 2022. The decrease in loan sales during the year was primarily due to the significant increase in interest rates in a relatively short period of time.
Non-Interest Expense. Non-interest expense increased $15.0 million, or 8%, to $213.1 million during the fiscal year ended September 30, 2023 compared to $198.1 million during the fiscal year ended September 30, 2022. This increase resulted primarily from increases in salary and employee benefits, marketing expenses and federal insurance premium and assessments.
Income Tax Expense. The provision for income taxes was $18.1 million during the year ended September 30, 2023 compared to $17.5 million during the year ended September 30, 2022. The provision for the current year included $17.3 million of federal income tax provision and $0.8 million of state income tax provision. The provision for the year ended September 30, 2022 included $17.1 million of federal income tax provision and $0.4 million of state income tax provision. Our combined effective tax rate was 19.4% during the year ended September 30, 2023 and 19.0% during the year ended September 30, 2022.
For a comparison of operating results for the fiscal years ended September 30, 2022 and 2021, see the Company's Form 10-K for the fiscal year ended September 30, 2022.
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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Investment Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total average assets). For the year ended September 30, 2023, the liquidity ratio averaged 5.53% for the Association. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2023.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2023, cash and cash equivalents totaled $466.7 million, which represented an increase of 26% from September 30, 2022.
Investment securities classified as available for sale, which provide additional sources of liquidity, totaled $508.3 million at September 30, 2023.
During the year ended September 30, 2023, loan sales, including commitments to sell, totaled $77.2 million, which included sales to Fannie Mae consisting of $66.5 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans and $10.7 million of loans that qualified under Fannie Mae's Home Ready initiative. At September 30, 2023, $3.3 million of long-term, fixed-rate residential first mortgage loans were classified as "held for sale".
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS included in the CONSOLIDATED FINANCIAL STATEMENTS.
At September 30, 2023, we had $349.4 million in outstanding commitments to originate or purchase loans. In addition to commitments to originate loans, we had $4.70 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of September 30, 2023 totaled $3.42 billion, or 36.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before September 30, 2024. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the year ended September 30, 2023, we originated or purchased $1.86 billion of residential mortgage loans, and $1.70 billion of commitments for home equity loans and lines of credit, while during the year ended September 30, 2022, we originated $3.65 billion of residential mortgage loans and $2.16 billion of commitments for home equity loans and lines of credit. We purchased $144.7 million of securities during the year ended September 30, 2023, and $250.0 million during the year ended September 30, 2022. Also, during the year ended September 30, 2023, we purchased $279.2 million of long-term, fixed-rate first mortgage loans.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $528.8 million during the year ended September 30, 2023 compared to a net decrease of $72.5 million during the year ended September 30, 2022. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the year ended September 30, 2023, there was a $587.4 million increase in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $1.16 billion at September 30, 2023. At September 30, 2022, the balance of brokered CDs was $575.2 million. Principal and interest received on loans serviced for others and owed to investors experienced a net decrease of $0.1 million to $29.8 million during the year ended September 30, 2023, compared to a net decrease of $11.6 million to $29.9 million during the year ended September 30, 2022. During the year ended September 30, 2023, we increased our borrowed funds by $480.4 million to manage future interest costs, to fund new loan originations, and to actively manage our liquidity ratio.
In March 2021, we received a second consecutive “Needs to Improve” rating on our CRA examination covering the period ended December 31, 2019. The FHFA practice is to place member institutions in this situation on restriction. If this restriction is established, we will not have access to FHLB long-term advances (maturities greater than one year) until our rating improves. However, we have not received notice of this restriction as of November 21, 2023. Existing advances and future advances with less than a one year term, including 90 day advances used to facilitate longer term interest rate swap agreements, will not be affected. We expect no impact to our ability to access funding.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati, the FRB-Cleveland Discount Window, and arrangements with other institutions to purchase overnight Fed Funds, each of which provides an additional source of funds. On September 28, 2023, the FHLB of Cincinnati approved a revision to their Credit Policy Manual to decrease the allowable borrowing limit from 50% to 40% of total assets, therefore decreasing the maximum borrowing capacity for the Company. In order to ensure adequate borrowing capacity with the FHLB, the Company has started replacing 90-day FHLB advances with like-term brokered deposits. In March 2023, the Federal Reserve created the BTFP as an additional source of liquidity. The program offers loans up to one year in length against pledges of high-quality securities, such as U.S. Treasuries, agency debt and mortgage-backed securities, owned as of March 21, 2023. The BTFP is scheduled to end on March 11, 2024.
At September 30, 2023, we had $5.25 billion of FHLB of Cincinnati advances, no outstanding borrowings from the FRB-Cleveland Discount Window and no outstanding borrowings in the form of Fed Funds. Additionally, at September 30, 2023, we had $1.16 billion of brokered CDs. During the year ended September 30, 2023, we had average outstanding borrowed funds of $5.11 billion, as compared to $3.67 billion during the year ended September 30, 2022. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In 2020, the Association adopted the Simplifications to the Capital Rule ("Rule") which simplified certain aspects of the capital rule under Basel III. The impact of the Rule was not material to the Association's regulatory ratios.
In 2019, a final rule adopted by the federal banking agencies provided banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of the CECL accounting standard. In 2020, as part of its response to the impact of COVID-19, U.S. federal banking regulatory agencies issued a final rule which provides banking organizations that implement CECL during the 2020 calendar year the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period, which the Association and Company have adopted. During the two-year delay, the Association and Company added back to CET1, 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses. After two years the quarterly transitional amounts along with the initial adoption impact of CECL is fixed and will be phased out of CET1 capital over the three-year period.
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At September 30, 2023, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of September 30, 2023, the Association exceeded all regulatory capital requirements to be considered "Well Capitalized".
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2022, the Company received a $40.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios. At September 30, 2023, the Company had, in the form of cash and a demand loan from the Association, $173.7 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016, and repurchases began on January 6, 2017. There were 4,808,049 shares repurchased under that program between its start date and September 30, 2023. During the year ended September 30, 2023, the Company repurchased $5.0 million of its common stock.
The payment of dividends, support of asset growth and strategic stock repurchases are planned to continue in the future as the focus for future capital deployment activities. Third Federal Savings, MHC has the approval of its members to waive dividends aggregating up to $1.13 per share on the common stock of the Company for the 12 months following the special meeting of members held on July 11, 2023, and subsequently received the non-objection from the FRB.
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
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits and advances from the FHLB of Cincinnati. As a result, a fundamental component of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established risk parameter limits deemed appropriate given our business strategy, operating environment, capital, liquidity and performance objectives. Additionally, our Board of Directors has authorized the formation of an Asset/Liability Management Committee comprised of key operating personnel, which is responsible for managing this risk in a manner that is consistent with the guidelines and risk limits approved by the Board of Directors. Further, the Board has established the Directors Risk Committee, which, among other responsibilities, conducts regular oversight and review of the guidelines, policies and deliberations of the Asset/Liability Management Committee. We manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. Refer to the Overview section of Item 7 for additional discussion on how we manage interest rate risk.
Economic Value of Equity. Using customized modeling software, the Company and Association prepare periodic estimates of the amounts by which the net present value of cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.
The following table presents the estimated changes in the Company's EVE at September 30, 2023 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates.

TFS Financial Corporation
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$740,527	$(513,451)	(40.95)%	5.28%	(293)
+200	928,976	(325,002)	(25.92)%	6.44%	(177)
+100	1,111,172	(142,806)	(11.39)%	7.49%	(72)
0	1,253,978	—	—%	8.21%	—
-100	1,365,669	111,691	8.91%	8.70%	49
-200	1,422,575	168,597	13.44%	8.83%	62
-300	1,411,363	157,385	12.55%	8.56%	35
The following table presents the estimated changes in the Association's EVE at September 30, 2023 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates.

Third Federal Savings and Loan Association
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$519,419	$(512,967)	(49.69)%	3.71%	(306)
+200	707,707	(324,679)	(31.45)%	4.91%	(186)
+100	889,739	(142,647)	(13.82)%	6.00%	(77)
0	1,032,386	—	—%	6.77%	—
-100	1,143,898	111,512	10.80%	7.30%	53
-200	1,200,628	168,242	16.30%	7.46%	69
-300	1,189,237	156,851	15.19%	7.22%	45
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
The tables above indicate that at September 30, 2023, in the event of an increase of 200 basis points in all interest rates, the Company and Association would experience a 25.92% and 31.45% decrease in EVE, respectively. In the event of a 100 basis point decrease in interest rates, the Company and Association would experience a 8.91% and 10.80% increase in EVE, respectively.

The following tables are based on the calculations contained in the previous tables, and set forth the change in the EVE at a +200 basis point rate of shock at September 30, 2023, with comparative information as of September 30, 2022. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

TFS Financial Corporation
	At September 30,
Risk Measure (+200 bp Rate Shock)	2023	2022
Pre-Shock EVE Ratio	8.21%	11.00%
Post-Shock EVE Ratio	6.44%	9.25%
Sensitivity Measure in basis points	(177)	(175)
Percentage Change in EVE Ratio	(25.92)%	(20.25)%

Third Federal Savings and Loan Association
	At September 30,
Risk Measure (+200 bp Rate Shock)	2023	2022
Pre-Shock EVE Ratio	6.77%	9.08%
Post-Shock EVE Ratio	4.91%	6.71%
Sensitivity Measure in basis points	(186)	(237)
Percentage Change in EVE Ratio	(31.45)%	(29.92)%
The manner in which actual yields, costs and consumer behavior respond to changes in market interest rates may vary from the inherent methodologies used to measure interest rate risk through changes in EVE. In this regard, the EVE tables presented above assume:
•no new growth or business volumes;
•that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, except for reductions to reflect mortgage loan principal repayments along with modeled prepayments and defaults, and deposit decays; and
•that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which seek to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 279 and 231 basis point deterioration in the Pre-Shock EVE Ratio (base valuation) measures at September 30, 2023, when compared to the measures at September 30, 2022 for the Company and Association, respectively. Factors contributing to these deteriorations included increases in market interest rates, capital actions by the Association, and changes due to business activity. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition of duration extending funding sources.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-

bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions related to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation. As of September 30, 2023, the estimated EaR for the 12 months ending September 30, 2024 would decrease by 1.75% for the Company and 2.71% for the Association in the event that market interest rates used in the simulation were adjusted in incremental amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Company and Association use the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. The Company and Association continue to calculate instantaneous scenarios, and as of September 30, 2023, the estimated EaR for the 12 months ending September 30, 2024, would decrease by 5.16% and 6.91%, respectively, in the event of an instantaneous 200 basis point increase in market interest rates.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Company and Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established for the Association that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, the criteria set forth by the COSO in Internal Control-Integrated Framework (2013) was utilized. Management concluded that the Company's internal control over financial reporting was effective as of September 30, 2023, based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of September 30, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
The Sarbanes-Oxley Act Section 302 Certifications have been filed as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TFS Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TFS Financial Corporation and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2023, of the Company and our report dated November 21, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Cleveland, Ohio
November 21, 2023

Item 9B.	Other Information
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
During this quarter, Marc A. Stefanski, Chairman, CEO, and President of the Company, completed the transactions that were contemplated in the Trading Plan adopted on June 14, 2023 that was intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c) and authorized a designated option for 286,500 shares of common stock be exercised, after a 90-day cooling off period, in the event that the Company's stock equals or exceeds a predetermined share amount.
On September 18, 2023, Daniel F. Weir, Director of the Company, adopted a Trading Plan that is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c) and authorizes a sale of a total of 100,000 shares of common stock on designated days, each for designated amount of shares, to be exercised, after a 90-day cooling off period, without regard to a predetermined share trading value. The Trading Plan expires upon the earlier of (1) February 08, 2024, (2) the execution of all of the orders relating to such trades as specified in the plan, (3) the date Broker receives notice of liquidation, dissolution, bankruptcy, or insolvency of the client, (4) the date the Broker receives notice of the Client's death, or (5) the termination of the Trading Plan in accordance with Section 9(b) or Section 16.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated by reference from the Notice of Annual Meeting and Proxy Statement for the 2024 Annual Meeting of Shareholders (the “Proxy Statement”) sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Delinquent Section 16(a) Reports” and “Corporate Governance.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

The table below sets forth information, as of September 30, 2023, regarding our executive officers other than Marc A. Stefanski and Meredith S. Weil.

Name	Title	Age
Kathleen (Kitty) M. Danckers	Chief Risk Officer	61
Russell C. Holmes	Chief Retail Officer, the Association	60
Susanne N. Miller	Chief Accounting Officer	58
Timothy W. Mulhern	Chief Financial Officer (1)	57
Andrew J. Rubino	Chief Information Officer, the Association	48
Bradley T. Stefanski	Chief Strategy Officer, the Association	35
Gavin B. Stefanski	Chief Experience Officer, the Association	35
Cathy W. Zbanek	Chief Synergy Officer, the Association	50
(1) On October 26, 2023, the Board of Directors appointed Mr. Mulhern to the role of Chief Innovation Officer of the Association and appointed Ms. Weil as Chief Financial Officer effective January 1, 2024.
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
Russell C. Holmes has been with the Association since 2013 in retail delivery management and was named Chief Retail Officer in 2020. He most recently served as Ohio regional manager, managing all branch and loan production offices in the state. With 35 years in the banking business, Mr. Holmes joined Third Federal from Key Bank where he served as SVP District Retail Leader for Eastern Ohio. He holds a BS in Business Administration from the University of Akron, and received a Distinguished Business Alumni Award in 2009, and a Distinguished Alumni Award from the University’s multicultural department in 2013.
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
Timothy W. Mulhern was named the Chief Financial Officer in January 2022. Mr. Mulhern joined the Association in 2003 as a project manager where he led key strategic business initiatives including a state loan expansion project, and IT projects to replace the company’s front-end servicing application, and implementation of an updated loan origination system. Mr. Mulhern moved to IT management, then to operations where he managed various departments including Loan Servicing, Default Servicing and Deposit Operations. He was named the Chief Credit Officer in August 2018, and Director of Internal Audit in June 2019, where he earned his CIA credentials. Mr. Mulhern joined the Finance Department in February 2021. He holds a Bachelor’s Degree in Accounting from John Carroll University and an MBA from the Weatherhead School of Management at Case Western Reserve University. Prior to joining Third Federal, Mr. Mulhern was in public accounting with Coopers & Lybrand where he earned his CPA credentials, and more than a decade as a small business owner.
Andrew J. Rubino has been with the Association since 2000, joining the company as a business analyst. He was named Chief Information Officer in 2021. Mr. Rubino has held a variety of leadership positions throughout the company, serving as Information Security Officer and managing several strategic areas of the company, including: Loan Production, Customer Care, Internet Services, Operations Support and Marketing, most recently serving as Chief Marketing Officer. He holds both a BS in Management Information Systems and an MBA from the University of Akron.

Bradley T. Stefanski has been with the Association since 2014, and was named Chief Strategy Officer in March 2022. He began his career at Third Federal in the Risk Management Department, working on the development of the company’s Market Risk Management Program, including modeling and testing; before moving to Loan Production and the branch system, where he spent four years in roles in Underwriting, retail management, and Operations Support project development. Mr. Stefanski then joined the Finance Department in 2021 to help drive strategic initiatives. He holds a BA in Sociology and Economics from Colgate University. Bradley T. Stefanski is the son of our Chairman of the Board, Chief Executive Officer and President, Marc A. Stefanski, and brother of our Vice Chairman of the Board, Ashley H. Williams.
Gavin B. Stefanski joined the Association in 2018 in the Management Training Program, supporting the company’s branch system in Southern and Northeast Ohio. Mr. Stefanski was named Underwriting Manager in 2019, Loan Production Manager in 2021, and became Chief Lending Officer in March 2022. He was named Chief Experience Officer in May 2023. Prior to Third Federal, he managed multi-billion dollar and strategic clients for ODW Logistics, a national supply chain solutions company in Hamilton, Ohio, where he was responsible for developing and maintaining customized total freight management solutions driving high revenue growth for ODW. Mr. Stefanski holds a BS in Business from the Farmer School of Business at Miami University. Gavin B. Stefanski is the nephew of our Chairman of the Board, Chief Executive Officer and President, Marc A. Stefanski, and cousin of our Vice Chairman of the Board, Ashley H. Williams.
Cathy W. Zbanek joined the Association in 2001, and was named Chief Synergy Officer in 2020. In her role, Ms. Zbanek is responsible for fostering the internal synergy of the organization as well as customer engagement. She most recently served as Chief Marketing and Human Resources Officer since 2013. Prior to her roles on the executive team, Ms. Zbanek directed several of the company’s key strategic business projects as well as systems design and development. She also managed several Third Federal departments, including Customer Service and Marketing. Before joining the Association, Ms. Zbanek served as a senior consultant with Waterstone Consulting, working in their Management Consulting Group. Her experience also includes working with the consulting group, Price Waterhouse Coopers. She holds a BA in Economics and Psychology from the University of Pennsylvania.
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

The following table provides information as of September 30, 2023 regarding our Amended and Restated 2008 Equity Incentive Plan that was approved by shareholders on February 22, 2018. The original plan was approved by shareholders on May 29, 2008.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Rights and Warrants	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants		Number of Shares Remaining Available for Future Issuance Under the Plan
Equity Compensation Plans
Approved by Stockholders	3,549,879	$8.81	(1)	7,138,688
Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A		N/A
Total	3,549,879	$8.81	(1)	7,138,688
 ______________________
(1)Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants is calculated using 1,339,833 shares of restricted stock awards at $0.00, 218,071 shares of performance share units at $0.00, and 1,991,975 shares of stock option awards at $15.69.

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
(a)(1) Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:
a.The consolidated financial statements of TFS Financial Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:
•Consolidated Statements of Condition as of September 30, 2023 and 2022;
•Consolidated Statements of Income for the years ended September 30, 2023, 2022 and 2021;
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2023, 2022 and 2021;
•Consolidated Statements of Shareholders' Equity for the years ended September 30, 2023, 2022 and 2021;
•Consolidated Statements of Cash Flows for the years ended September 30, 2023, 2022 and 2021; and
•Notes to the Consolidated Financial Statements
b.    The exhibits listed in the Exhibits Index beginning on Page 121 of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TFS Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Credit Losses – Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The allowance for credit losses (“ACL”) is management’s estimate of expected credit losses in the loan portfolio, including off-balance sheet commitments. As discussed in Notes 1 and 5 of the consolidated financial statements, the ACL is an amount which represents management’s best estimate of expected credit losses over the contractual life of the Company’s loan portfolio as of the balance sheet date. We have identified the general valuation allowance ("GVA"), which is a component of ACL, for both the loan portfolio and off-balance sheet commitments, as a critical audit matter. GVA for the loan portfolio is comprised of quantitative general valuation allowances for credit losses based on historical loan loss, and qualitative adjustments to the quantitative general valuation allowances to cover uncertainties that affect the estimate of expected credit losses. GVA for off-balance sheet commitments is comprised of expected lifetime losses on unfunded loan commitments to extend credit where the obligations are not unconditionally cancellable.

As of September 30, 2023, the Company's loan portfolio totaled $15.2 billion, and the related ACL was $77.3 million, including $67.8 million GVA. The Company's off-balance sheet commitments totaled $5.1 billion, and the related GVA was $27.5 million. The GVA is established using relevant available information, relating to past events, current conditions, and reasonable and supportable forecasts. The Company utilizes loan level regression models with forecasted economic data to derive the probability of default and loss given default factors. These factors are used to calculate the loan level credit loss over a 24-month reasonable and supportable period with an immediate reversion to historical mean loss rates for the remaining life of the loans. Qualitative adjustments are then made to account for factors that management does not believe are captured in the Current Expected Credit Losses ("CECL") quantitative models. The determination of the appropriate level of the allowance for the loan portfolio inherently involves a high degree of subjectivity and requires significant estimates of current credit risks using both quantitative and qualitative analyses.

Auditing certain aspects of the GVA, including the (1) model methodology, (2) model accuracy, (3) model assumptions, (4) selection of relevant risk characteristics, (5) interpretation of the results, and (6) use of qualitative adjustments, involves especially subjective and complex judgment. Given the significant judgment in determining the GVA estimate, performing audit procedures to evaluate the reasonableness of management’s estimate of the GVA requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the GVA included the following, among others:

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

• We evaluated trends in the total GVA for consistency with trends in loan portfolio growth and credit performance.

• We tested the accuracy and completeness of key risk characteristics input into the model by agreeing to source information.

• We assessed the Company's method for determining the qualitative factor adjustments and the effect of those factors on the GVA compared with relevant credit risk factors and credit trends.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
November 21, 2023

We have served as the Company's auditor since 2000.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
As of September 30, 2023 and 2022
(In thousands, except share data)

	2023	2022
ASSETS
Cash and due from banks	$29,134	$18,961
Other interest-earning cash equivalents	437,612	350,603
Cash and cash equivalents	466,746	369,564
Investment securities available for sale (amortized cost $561,715 and $501,597, respectively)	508,324	457,908
Mortgage loans held for sale	3,260	9,661
Loans held for investment, net:
Mortgage loans	15,177,844	14,276,478
Other loans	4,411	3,263
Deferred loan expenses, net	60,807	50,221
Allowance for credit losses on loans	(77,315)	(72,895)
Loans, net	15,165,747	14,257,067
Mortgage loan servicing assets, net	7,400	7,943
Federal Home Loan Bank stock, at cost	247,098	212,290
Real estate owned, net	1,444	1,191
Premises, equipment, and software, net	34,708	34,531
Accrued interest receivable	53,910	40,256
Bank owned life insurance contracts	312,072	304,040
Other assets	117,270	95,428
TOTAL ASSETS	$16,917,979	$15,789,879
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$9,449,820	$8,921,017
Borrowed funds	5,273,637	4,793,221
Borrowers’ advances for insurance and taxes	124,417	117,250
Principal, interest, and related escrow owed on loans serviced	29,811	29,913
Accrued expenses and other liabilities	112,933	84,139
Total liabilities	14,990,618	13,945,540
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,359,173 and 280,582,741 outstanding at September 30, 2023 and September 30, 2022, respectively	3,323	3,323
Paid-in capital	1,755,027	1,751,223
Treasury stock, at cost; 51,959,577 and 51,736,009 shares at September 30, 2023 and September 30, 2022, respectively	(776,101)	(771,986)
Unallocated ESOP shares	(27,084)	(31,417)
Retained earnings—substantially restricted	886,984	870,047
Accumulated other comprehensive income	85,212	23,149
Total shareholders’ equity	1,927,361	1,844,339
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,917,979	$15,789,879
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended September 30, 2023
(In thousands, except share and per share data)

	2023	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$565,610	$395,691	$381,887
Investment securities available for sale	14,370	5,501	3,822
Other interest and dividend earning assets	31,939	8,141	3,642
Total interest and dividend income	611,919	409,333	389,351
INTEREST EXPENSE:
Deposits	174,201	76,943	97,319
Borrowed funds	154,151	64,994	60,402
Total interest expense	328,352	141,937	157,721
NET INTEREST INCOME	283,567	267,396	231,630
PROVISION (RELEASE) FOR CREDIT LOSSES	(1,500)	1,000	(9,000)
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	285,067	266,396	240,630
NON-INTEREST INCOME:
Fees and service charges, net of amortization	7,840	9,934	9,602
Net gain on the sale of loans	498	1,136	33,082
Increase in and death benefits from bank owned life insurance contracts	9,355	9,984	9,961
Other	3,736	2,750	2,654
Total non-interest income	21,429	23,804	55,299
NON-INTEREST EXPENSE:
Salaries and employee benefits	112,785	109,339	108,867
Marketing services	25,288	21,263	19,174
Office property, equipment, and software	27,734	26,783	25,710
Federal insurance premium and assessments	13,452	9,361	9,085
State franchise tax	4,891	4,859	4,663
Other expenses	28,979	26,541	28,336
Total non-interest expense	213,129	198,146	195,835
INCOME BEFORE INCOME TAXES	93,367	92,054	100,094
INCOME TAX EXPENSE	18,117	17,489	19,087
NET INCOME	$75,250	$74,565	$81,007
Earnings per share
Basic	$0.27	$0.26	$0.29
Diluted	$0.26	$0.26	$0.29
Weighted average shares outstanding
Basic	277,436,382	277,370,762	276,694,594
Diluted	278,583,454	278,686,365	278,576,254
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For each of the three years in the period ended September 30, 2023
(In thousands)

	2023	2022	2021
Net income	$75,250	$74,565	$81,007
Other comprehensive income (loss), net of tax:
Net change in unrealized (losses) gains on securities available for sale	(7,274)	(34,860)	(3,733)
Net change in cash flow hedges	66,649	127,093	56,096
Net change in defined benefit plan obligation	2,688	(1,283)	11,801
Total other comprehensive income (loss)	62,063	90,950	64,164
Total comprehensive income	$137,313	$165,515	$145,171

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the three years in the period ended September 30, 2023
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders'equity
Balance at September 30, 2020	$3,323	$1,742,714	$(767,649)	$(40,084)	$865,514	$(131,965)	$1,671,853
Comprehensive income
Cumulative effect from changes in accounting principle, net of tax[1]	—	—	—	—	(35,763)	—	(35,763)
Net income	—	—	—	—	81,007	—	81,007
Other comprehensive income net of tax	—	—	—	—	—	64,164	64,164
ESOP shares allocated or committed to be released	—	3,936	—	4,333	—	—	8,269
Compensation costs for equity incentive plans	—	5,442	—	—	—	—	5,442
Treasury stock allocated to (from) equity incentive plan	—	(5,205)	(386)	—	—	—	(5,591)
Dividends declared to common shareholders ($1.1225 per common share)	—	—	—	—	(57,101)	—	(57,101)
Balance at September 30, 2021	3,323	1,746,887	(768,035)	(35,751)	853,657	(67,801)	1,732,280
Comprehensive income
Net income	—	—	—	—	74,565	—	74,565
Other comprehensive income, net of tax	—	—	—	—	—	90,950	90,950
ESOP shares allocated or committed to be released	—	2,729	—	4,334	—	—	7,063
Compensation costs for equity incentive plans	—	3,946	—	—	—	—	3,946
Purchase of treasury stock (337,259 shares)	—	—	(5,049)	—	—	—	(5,049)
Treasury stock allocated to (from) equity incentive plan	—	(2,339)	1,098	—	—	—	(1,241)
Dividends declared to common shareholders ($1.13 per common share)	—	—	—	—	(58,175)	—	(58,175)
Balance at September 30, 2022	3,323	1,751,223	(771,986)	(31,417)	870,047	23,149	1,844,339
Comprehensive income
Net income	—	—	—	—	75,250	—	75,250
Other comprehensive income, net of tax	—	—	—	—	—	62,063	62,063
ESOP shares allocated or committed to be released	—	1,427	—	4,333	—	—	5,760
Compensation costs for equity incentive plans	—	4,240	—	—	—	—	4,240
Purchase of treasury stock (361,869 shares)	—	—	(5,000)	—	—	—	(5,000)
Treasury stock allocated to (from) equity incentive plan	—	(1,863)	885	—	—	—	(978)
Dividends declared to common shareholders ($1.13 per common share)	—	—	—	—	(58,313)	—	(58,313)
Balance at September 30, 2023	$3,323	$1,755,027	$(776,101)	$(27,084)	$886,984	$85,212	$1,927,361
1 Related to ASU 2016-13 adopted October 1, 2020.
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended September 30, 2023

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income	$75,250	$74,565	$81,007
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	10,000	11,009	13,711
Depreciation and amortization	18,115	27,035	32,568
Deferred income taxes	3,732	(26,876)	(14,249)
Provision (release) for credit losses	(1,500)	1,000	(9,000)
Net gain on the sale of loans	(498)	(1,136)	(33,082)
Net gain on sale of commercial property	—	(181)	—
Other net (gains) losses	(199)	810	689
Proceeds from sales of loans held for sale	43,124	41,495	63,913
Loans originated and principal repayments on loans held for sale	(45,082)	(66,162)	(67,024)
Increase in bank owned life insurance contracts	(9,355)	(8,432)	(7,979)
Net (increase) decrease in interest receivable and other assets	(39,360)	(13,043)	7,697
Net increase (decrease) in accrued expenses and other liabilities	36,495	(1,155)	14,904
Net cash provided by operating activities	90,722	38,929	83,155
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(3,549,306)	(5,273,730)	(4,874,761)
Principal repayments on loans	2,605,262	3,447,529	4,756,761
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	83,567	163,568	317,066
Proceeds from sale of:
Loans	33,635	87,671	739,699
Real estate owned	484	429	206
Premises, equipment and other assets	—	389	—
Purchases of:
Bank-owned life insurance	—	—	(70,000)
FHLB stock	(34,808)	(49,507)	(25,990)
Securities available for sale	(144,663)	(250,022)	(297,466)
Premises, equipment, and software, net	(5,101)	(2,700)	(1,337)
Other	2,299	1,278	3,178
Net cash (used in) provided by investing activities	(1,008,631)	(1,875,095)	547,356
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	520,029	(72,511)	(231,949)
Net increase (decrease) in borrowers' advances for insurance and taxes	7,167	7,617	(1,903)
Net decrease in principal and interest owed on loans serviced	(101)	(11,563)	(4,419)
Net increase (decrease) in short-term borrowed funds	417,000	875,000	(525,000)
Proceeds/(Repayments) from Fed Funds purchased	(225,000)	225,000	—
Proceeds from long-term borrowed funds	350,000	600,000	100,000
Repayment of long-term borrowed funds	(77,876)	(3,646)	(4,689)
Cash collateral/settlements received from (provided to) derivative counterparties	88,144	162,094	89,970
Acquisition of treasury shares	(5,978)	(6,290)	(5,591)
Dividends paid to common shareholders	(58,294)	(58,297)	(56,637)
Net cash provided by (used in) financing activities	1,015,091	1,717,404	(640,218)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97,182	(118,762)	(9,707)
CASH AND CASH EQUIVALENTS—Beginning of year	369,564	488,326	498,033
CASH AND CASH EQUIVALENTS—End of year	$466,746	$369,564	$488,326
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$169,153	$76,558	$98,535
Cash paid for interest on borrowed funds	194,601	37,120	16,043
Cash (received)/ paid for interest on interest rate swaps	(50,416)	29,138	45,031
Cash paid for income taxes	21,776	39,602	25,772
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	869	1,283	330
Transfer of loans from held for investment to held for sale	33,543	86,077	698,917
Transfer of loans from held for sale to held for investment	8,433	22,741	—
Treasury stock issued for stock benefit plans	1,863	2,412	5,310
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the years ended September 30, 2023, 2022, and 2021
(Dollars in thousands unless otherwise indicated)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other financial services. Third Federal Savings and Loan Association of Cleveland, MHC, its federally chartered mutual holding company parent, owned 81.01% of the outstanding shares of common stock of the Company at September 30, 2023.
The Company’s primary operating subsidiaries include the Association and Third Capital, Inc. The Association is a federal savings association, which provides retail loan and savings products to its customers in Ohio and Florida, through its 37 full-service branches, four loan production offices, customer service call center and internet site. The Association also provides savings products, purchase mortgages, first mortgage refinance loans, home equity lines of credit, and home equity loans in states outside of its branch footprint. The Association also acquires first mortgage loans through a correspondent lending partnership. Third Capital, Inc. was formed to hold non-thrift investments and subsidiaries.
The accounting and reporting policies of TFS Financial Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.
No material subsequent events have occurred requiring recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
The following is a description of the significant accounting and reporting policies, which the Company follows in preparing and presenting its consolidated financial statements.
Basis of Consolidation and Reporting—The consolidated financial statements of the Company include the accounts of TFS Financial Corporation and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
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
Investment Securities—Our fixed-maturity securities are accounted for on an available-for-sale basis. Securities held as available-for-sale are reported at fair value, with the corresponding unrealized gains and (losses), net of deferred income taxes, reported in AOCI. Management determines the appropriate classification of investment securities based on its intent and ability to hold at the time of purchase. Purchases of securities are accounted for on a trade-date or settlement-date basis, depending on the settlement terms.
Realized gains and (losses) on securities are computed on a specific identification basis. Realized gains and (losses) also include changes in fair value on derivatives not designated as hedging instruments. Sales of securities are accounted for on a trade-date or settlement-date basis, depending on the settlement terms.
A decline in the fair value of any available for sale security, below cost, is evaluated for credit loss. Credit loss is recognized in earnings if management intends, or will more likely than not be required, to sell the security before the recovery of its amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, then a credit loss exists and an allowance would be recognized as a credit loss expense, limited to the difference between fair value and amortized cost. Non-credit related loss is recognized in OCI, net of applicable deferred income taxes.
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
Derivative Instruments—Derivative instruments are carried at fair value in the Company's financial statements. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the derivative instrument are reported as a component of OCI, net of tax, and reclassified into earnings in the same period during which the hedged transaction affects earnings. The earnings effect of the hedging instrument will be presented in the same income statement line item as the earnings effect of the hedged item. AOCI will be adjusted to a balance that reflects the cumulative change in the fair value of the hedging instrument. At the inception of a hedge, the Company documents certain items, including the relationship between the hedging instrument and the hedged item, the risk management objective and the nature of the risk being hedged, a description of how effectiveness will be measured, an evaluation of hedge transaction effectiveness and the benchmark interest rate or contractually specified interest rate being hedged.
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
Mortgage Banking Activity—Mortgage loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Mortgage loans included in pending agency contracts to sell and securitize loans are carried at fair value. Fair value is based on quoted secondary market pricing for loan portfolios with similar characteristics and includes consideration of deferred fees (costs). Net unrealized gains or losses on loans carried at fair value, are recognized in a valuation allowance by charges to income.
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
Loans and Related Deferred Loan Expenses, net—Loans originated or purchased with the intent to hold into the foreseeable future are carried at unpaid principal balances adjusted for partial charge-offs, the allowance for credit losses and net deferred loan expenses. Interest on loans is accrued and credited to income as earned. Interest on loans is not recognized in income when collectability is uncertain.
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
For further discussion on the allowance for credit losses, non-accrual, and TDRs, see Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES.
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
Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $9,732 at September 30, 2023 and 2022. Goodwill is reviewed for impairment on an annual basis as of September 30. No impairment was identified as of September 30, 2023 or 2022.
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
Revenue from Contracts with Customers—The core principle of the guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Three of the Company's revenue streams within scope of Topic

606 are the sales of REO, interchange income, and deposit account and other transaction-based service fee income. Those streams are immaterial and therefore quantitative information regarding these streams is not disclosed.
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
Diluted EPS is computed using the same method as basic EPS, but the weighted-average number of shares reflects the potential dilution, if any, of unexercised stock options, unvested shares of performance share units and unvested shares of restricted stock units that could occur if stock options were exercised and performance share units and restricted stock units were issued and converted into common stock. These potentially dilutive shares would then be included in the number of weighted-average shares outstanding for the period using the treasury stock method. At September 30, 2023, 2022 and 2021, potentially dilutive shares include stock options, restricted stock units and performance share units issued through share-based compensation plans.
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
Pursuant to the eighth repurchase program for the repurchase of 10,000,000 shares authorized by the Board of Directors in October, 2016, 361,869 shares were repurchased during the year ended September 30, 2023, 337,259 shares were repurchased during the year ended September 30, 2022, and no shares were repurchased during the year ended September 30, 2021. At September 30, 2023, there were 5,191,951 shares remaining to be purchased under the eighth repurchase program. The Company previously repurchased 51,300,000 shares of the Company’s common stock as part of the previous seven Board of Directors-approved share repurchase programs. In total, the Company has repurchased 56,108,049 shares of the Company's common stock as of September 30, 2023.
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
In 2019, a final rule adopted by the federal banking agencies provided banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of the CECL accounting standard. In 2020, as part of its response to the impact of COVID-19, U.S. federal banking regulatory agencies issued a final rule which provides banking organizations that implement CECL during the 2020 calendar year the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period, which the Association and Company have adopted. During the two-year delay, the Association and Company added back to CET1 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses. Beginning this fiscal year, the cumulative transitional amounts became fixed and will be phased out of CET1 capital over the subsequent three-year period. At September 30, 2023, the Association exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
The Association operates under the capital requirements for the standardized approach of the Basel III capital framework for U.S. banking organizations (“Basel III Rules”), which limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At September 30, 2023, the Association exceeded the fully phased-in regulatory requirement for the "capital conservation buffer".
The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2023 and 2022, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total Capital to Risk-Weighted Assets	$1,709,596	17.87%	$765,410	8.00%	$956,762	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,640,657	9.82%	667,958	4.00%	834,948	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,640,657	17.15%	574,057	6.00%	765,410	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,640,657	17.15%	430,543	4.50%	621,896	6.50%
September 30, 2022
Total Capital to Risk-Weighted Assets	$1,666,677	18.84%	$707,788	8.00%	$884,734	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,614,615	10.33%	625,020	4.00%	781,275	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,614,615	18.25%	530,841	6.00%	707,788	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,614,615	18.25%	398,130	4.50%	575,077	6.50%
The Association paid dividends of $40,000 and $56,000 to the Company during the fiscal years ended September 30, 2023 and 2022, respectively.

As permitted under interim final rules issued by the FRS on August 12, 2011, a majority of Third Federal Savings, MHC's members eligible to vote approved Third Federal Savings, MHC waiving dividends aggregating up to $1.13 per share on the common stock of the Company for the 12 month following the special meeting of members held on July 11 2023. Unless the FRS amends its interim rule, a member vote will be required for Third Federal Savings, MHC to waive its right to receive dividends beyond July 11, 2024.

4. INVESTMENT SECURITIES
Available-for-sale securities are summarized in the tables below.

	September 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$495,874	$—	$(52,867)	$443,007
Fannie Mae certificates	834	1	(21)	814
Freddie Mac certificates	1,141	—	(97)	1,044
U.S. Government and agency obligations	63,866	—	(407)	63,459
Total	$561,715	$1	$(53,392)	$508,324

	September 30, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$496,529	$1	$(43,262)	$453,268
Fannie Mae certificates	1,011	14	(4)	1,021
U.S. Government and agency obligations	4,057	—	(438)	3,619
Total	$501,597	$15	$(43,704)	$457,908
At September 30, 2023, and September 30, 2022, investment securities included $59,813 and $0, respectively, of U.S. government obligations pledged as collateral on our open swap positions to meet requirements established by the clearing organization. Accrued interest on investment securities is $1,907 and $1,122 at September 30, 2023, and September 30, 2022, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
 The following is a summary of our securities portfolio by remaining period to contractual maturity and yield at September 30, 2023. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields are not presented on a tax-equivalent basis and are calculated by multiplying each carry value by its yield and dividing the sum of these results by the total carry values. We did not hold any tax-free securities.

	September 30, 2023			September 30, 2022
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$59,948	$59,936	5.13%	$—	$—	—%
Due after one to five years	10,529	9,929	2.00%	15,476	14,775	2.06%
Due after five to 10 years	31,372	29,381	2.42%	38,927	37,204	2.30%
10 years or greater	459,866	409,078	2.82%	447,194	405,929	2.25%
Total	$561,715	$508,324	3.03%	$501,597	$457,908	2.25%

Gross unrealized losses on available- for- sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous unrealized loss position, at September 30, 2023 and 2022, were as follows:

	September 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$80,452	$1,749	$362,555	$51,118	$443,007	$52,867
Fannie Mae certificates	578	21	—	—	578	21
Freddie Mac certificates	1,045	97	—	—	1,045	97
U.S. Government and agency obligations	59,813	11	3,646	396	63,459	407
Total	$141,888	$1,878	$366,201	$51,514	$508,089	$53,392

	September 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$261,795	$17,260	$190,739	$26,002	$452,534	$43,262
Fannie Mae certificates	217	4	—	—	217	4
U.S. Government and agency obligations	3,619	438	—	—	3,619	438
Total	$265,631	$17,702	$190,739	$26,002	$456,370	$43,704
The unrealized losses on investment securities were primarily attributable to an increase in market interest rates. The investment portfolio is comprised entirely of securities issued by U.S. government entities and agencies, which support the expectation of zero, other than temporary, loss estimates since principal and interest payments due on these securities carry the full faith and credit guaranty of the U.S. government. In addition, the U.S. Treasury Department established financing agreements in 2008 to ensure Fannie Mae and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.
Since the decline in value is primarily attributable to an increase in market interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities prior to recovery of the amortized cost, the Company did not record an allowance for credit losses as of September 30, 2023.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	September 30,	September 30,
	2023	2022
Real estate loans:
Residential Core	$12,078,158	$11,539,859
Residential Home Today	46,508	53,255
Home equity loans and lines of credit	3,030,526	2,633,878
Construction	48,406	121,759
Real estate loans	15,203,598	14,348,751
Other loans	4,411	3,263
Add (deduct):
Deferred loan expenses, net	60,807	50,221
Loans-in-process	(25,754)	(72,273)
Allowance for credit losses on loans	(77,315)	(72,895)
Loans held for investment, net	$15,165,747	$14,257,067
Loans are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses. Accrued interest is $51,989 and $39,124 as of September 30, 2023 and September 30, 2022, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. As of September 30, 2023, and September 30, 2022, the percentage of aggregate Residential Core, Home Today and Construction loans secured by properties in Ohio was 57% and 56%, respectively, and the percentage of loans secured by properties in Florida was 18% as of both dates. As of September 30, 2023 and September 30, 2022, home equity loans and lines of credit were concentrated in the states of Ohio (26% and 27%, respectively), Florida (22% and 20%, respectively), and California (17% and 16%, respectively).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to periodic rate adjustments caps and various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $4,760,843 and $4,668,089 at September 30, 2023 and September 30, 2022, respectively.
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
Loans held for sale include loans originated with the intent to sell which are generally priced in alignment with secondary market pricing and may be subject to loan level pricing adjustments. Additionally, loans originated or purchased for the held for investment portfolio may later be identified for sale and transferred to the held for sale portfolio, which may include loans originated or purchased within the parameters of programs established by Fannie Mae. During the years ended September 30, 2023 and September 30, 2022, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At September 30, 2023 and September 30, 2022, mortgage loans held for sale totaled $3,260 and $9,661, respectively. During the years ended September 30, 2023 and September 30, 2022, the principal balance of loans sold was $77,205 and $128,118, respectively. During the years ended September 30, 2023 and September 30, 2022, the amortized cost of loans classified as held for sale that were subsequently transferred to the held for investment portfolio was $8,433 and $22,741, respectively. These transfers were due to changes in market pricing, affected by the rise in long-term interest rates, and managements' intent to hold the loans in portfolio until maturity for the foreseeable future. During the year ended September 30, 2021, there were no transfers to the held for investment portfolio.
DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at September 30, 2023 and September 30, 2022 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month. Balances are adjusted for deferred loan fees and expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2023
Real estate loans:
Residential Core	$3,680	$1,763	$8,268	$13,711	$12,089,228	$12,102,939
Residential Home Today	666	323	855	1,844	44,186	46,030
Home equity loans and lines of credit	3,271	690	3,876	7,837	3,059,444	3,067,281
Construction	—	—	—	—	22,401	22,401
Total real estate loans	7,617	2,776	12,999	23,392	15,215,259	15,238,651
Other loans	—	—	—	—	4,411	4,411
Total	$7,617	$2,776	$12,999	$23,392	$15,219,670	$15,243,062

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2022
Real estate loans:
Residential Core	$2,725	$1,491	$9,281	$13,497	$11,545,784	$11,559,281
Residential Home Today	1,341	770	861	2,972	49,836	52,808
Home equity loans and lines of credit	1,599	796	2,321	4,716	2,661,416	2,666,132
Construction	—	—	—	—	48,478	48,478
Total real estate loans	5,665	3,057	12,463	21,185	14,305,514	14,326,699
Other loans	—	—	—	—	3,263	3,263
Total	$5,665	$3,057	$12,463	$21,185	$14,308,777	$14,329,962

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
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative or individual valuation allowance, primarily because they have already been collaterally reviewed and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. Balances are adjusted for deferred loan fees and expenses. There are no loans 90 or more days past due and still accruing at September 30, 2023 or September 30, 2022.

	September 30, 2023		September 30, 2022
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$15,691	$19,414	$20,995	$22,644
Residential Home Today	4,511	4,623	5,753	6,037
Home equity loans and lines of credit	7,035	7,877	6,668	6,925
Total non-accrual loans	$27,237	$31,914	$33,416	$35,606
At September 30, 2023 and September 30, 2022, the amortized cost in non-accrual loans includes $18,915 and $23,159, respectively, which are performing according to the terms of their agreement, of which $11,508 and $13,526, respectively, are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. At September 30, 2023 and September 30, 2022, real estate loans include $9,144 and $9,833, respectively, of loans that are in the process of foreclosure.
Interest on loans in accrual status is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $663 and $740 for the years ended September 30, 2023 and September 30, 2022, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a TDR that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.
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
At September 30, 2023 and September 30, 2022, allowances on individually reviewed TDRs (IVAs), evaluated for credit losses based on the present value of cash flows were $9,546 and $10,284, respectively. All other individually evaluated loans received a charge-off, if applicable.
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
Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors, are recognized when forecasted economic data used in the model differs from management's view or contains significant unobservable changes within a short period, particularly when those changes are directionally positive. Identifiable model limitations may also lead to qualitative adjustments, such as those made to reflect the expected recovery of loan amounts previously charged-off, beyond what the model is able to project. The qualitative adjustments resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio.The net qualitative adjustment at September 30, 2023 was a net reduction of $13,425, compared to a net reduction of $7,085 at September 30, 2022. Adjustments are evaluated quarterly based on current facts and circumstances.

Activity in the allowance for credit losses by portfolio segment is summarized as follows. See Note 15. COMMITMENTS AND CONTINGENT LIABILITIES for further details on the allowance for unfunded commitments.

	For the Year Ended September 30, 2023
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$53,506	$1,000	$(257)	$1,126	$55,375
Residential Home Today	(997)	(2,370)	(320)	2,451	(1,236)
Home equity loans and lines of credit	20,032	(399)	(665)	4,079	23,047
Construction	354	(225)	—	—	129
Total real estate loans	$72,895	$(1,994)	$(1,242)	$7,656	$77,315
Total Unfunded Loan Commitments (1)	$27,021	$494	$—	$—	$27,515
Total Allowance for Credit Losses	$99,916	$(1,500)	$(1,242)	$7,656	$104,830

	For the Year Ended September 30, 2022
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$44,523	$6,298	$(247)	$2,932	$53,506
Residential Home Today	15	(3,411)	(249)	2,648	(997)
Home equity loans and lines of credit	19,454	(3,820)	(954)	5,352	20,032
Construction	297	(118)	—	175	354
Total real estate loans	$64,289	$(1,051)	$(1,450)	$11,107	$72,895
Total Unfunded Loan Commitments (1)	$24,970	$2,051	$—	$—	$27,021
Total Allowance for Credit Losses	$89,259	$1,000	$(1,450)	$11,107	$99,916
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

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2023	2022	2021	2020	2019	Prior	Cost Basis	To Term	Total
September 30, 2023
Real estate loans:
Residential Core
Pass	$1,667,029	$3,169,609	$2,054,744	$1,342,854	$563,955	$3,275,978	$—	$—	$12,074,169
Special Mention	—	—	612	—	106	1,025	—	—	1,743
Substandard	185	823	1,285	1,806	721	22,207	—	—	27,027
Total Residential Core	1,667,214	3,170,432	2,056,641	1,344,660	564,782	3,299,210	—	—	12,102,939
Residential Home Today (1)
Pass	—	—	—	—	—	40,335	—	—	40,335
Substandard	—	—	—	—	—	5,695	—	—	5,695
Total Residential Home Today	—	—	—	—	—	46,030	—	—	46,030
Home equity loans and lines of credit
Pass	210,131	72,229	23,989	6,965	6,192	13,704	2,657,028	63,399	3,053,637
Special Mention	—	129	—	52	32	102	2,830	370	3,515
Substandard	—	—	140	96	—	120	4,849	4,924	10,129
Total Home equity loans and lines of credit	210,131	72,358	24,129	7,113	6,224	13,926	2,664,707	68,693	3,067,281
Total Construction	11,646	10,755	—	—	—	—	—	—	22,401
Total real estate loans
Pass	1,888,806	3,252,593	2,078,733	1,349,819	570,147	3,330,017	2,657,028	63,399	15,190,542
Special Mention	—	129	612	52	138	1,127	2,830	370	5,258
Substandard	185	823	1,425	1,902	721	28,022	4,849	4,924	42,851
Total real estate loans	$1,888,991	$3,253,545	$2,080,770	$1,351,773	$571,006	$3,359,166	$2,664,707	$68,693	$15,238,651
(1) No new originations of Home Today loans since fiscal 2016.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2022	2021	2020	2019	2018	Prior	Cost Basis	To Term	Total
September 30, 2022
Real estate loans:
Residential Core
Pass	$3,349,200	$2,251,075	$1,488,763	$629,090	$665,116	$3,141,907	$—	$—	$11,525,151
Special Mention	—	292	—	108	464	816	—	—	1,680
Substandard	—	1,195	3,188	1,142	1,883	25,042	—	—	32,450
Total Residential Core	3,349,200	2,252,562	1,491,951	630,340	667,463	3,167,765	—	—	11,559,281
Residential Home Today (1)
Pass	—	—	—	—	—	45,408	—	—	45,408
Substandard	—	—	—	—	—	7,400	—	—	7,400
Total Residential Home Today	—	—	—	—	—	52,808	—	—	52,808
Home equity loans and lines of credit
Pass	98,904	30,614	9,204	8,036	6,965	11,247	2,400,095	89,448	2,654,513
Special Mention	—	191	—	—	—	—	898	640	1,729
Substandard	—	—	54	20	19	127	2,996	6,674	9,890
Total Home equity loans and lines of credit	98,904	30,805	9,258	8,056	6,984	11,374	2,403,989	96,762	2,666,132
Total Construction	37,810	10,668	—	—	—	—	—	—	48,478
Total real estate loans
Pass	3,485,914	2,292,357	1,497,967	637,126	672,081	3,198,562	2,400,095	89,448	14,273,550
Special Mention	—	483	—	108	464	816	898	640	3,409
Substandard	—	1,195	3,242	1,162	1,902	32,569	2,996	6,674	49,740
Total real estate loans	$3,485,914	$2,294,035	$1,501,209	$638,396	$674,447	$3,231,947	$2,403,989	$96,762	$14,326,699
(1) No new originations of Home Today loans since fiscal 2016.
The home equity lines of credit converted from revolving to term loans during the years ended September 30, 2023 and September 30, 2022, totaled $2,492 and $436, respectively. The amount of conversions to term loans is expected to remain low for several years since the length of the draw period on new originations changed from five to 10 years in 2016.
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
At September 30, 2023 and September 30, 2022, respectively, $73,172 and $75,904 of TDRs individually evaluated for credit loss have adequately performed under the terms of the restructuring and are classified as Pass loans.
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At September 30, 2023 and September 30, 2022, no other loans were graded as non-performing.

TROUBLED DEBT RESTRUCTURINGS
Initial concessions granted for loans restructured as TDRs may include reduction of interest rate, extension of amortization period, capitalization of delinquent amounts, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also may occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company. The amortized cost in TDRs by category as of September 30, 2023 and September 30, 2022 is shown in the tables below.

September 30, 2023	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$28,546	$15,730	$9,577	$53,853
Residential Home Today	9,390	10,114	1,691	21,195
Home equity loans and lines of credit	21,063	2,460	879	24,402
Total	$58,999	$28,304	$12,147	$99,450

September 30, 2022	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$30,071	$17,583	$10,896	$58,550
Residential Home Today	10,359	11,485	1,995	23,839
Home equity loans and lines of credit	22,636	2,743	1,268	26,647
Total	$63,066	$31,811	$14,159	$109,036
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
For all TDRs restructured during the years ended September 30, 2023 and September 30, 2022 (set forth in the tables below), the pre-restructured outstanding amortized cost was not materially different from the post-restructured outstanding amortized cost.
The following tables set forth the amortized cost in TDRs restructured during the periods presented.

	For the Year Ended September 30, 2023
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$2,866	$1,784	$1,037	$5,687
Residential Home Today	356	342	31	729
Home equity loans and lines of credit	1,289	233	1	1,523
Total	$4,511	$2,359	$1,069	$7,939

	For the Year Ended September 30, 2022
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$3,823	$1,533	$1,142	$6,498
Residential Home Today	202	1,071	45	1,318
Home equity loans and lines of credit	510	175	163	848
Total	$4,535	$2,779	$1,350	$8,664

	For the Year Ended September 30, 2021
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$9,364	$1,981	$1,614	$12,959
Residential Home Today	362	1,432	103	1,897
Home equity loans and lines of credit	1,466	1,223	417	3,106
Total	$11,192	$4,636	$2,134	$17,962
The table below summarizes information about TDRs restructured within 12 months of the period presented for which there was a subsequent payment default (at least 30 days past due on one scheduled payment) during the periods presented.

	For the Year Ended September 30, 2023		For the Year Ended September 30, 2022		For the Year Ended September 30, 2021
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	6	$575	5	$780	6	$948
Residential Home Today	5	207	5	90	7	194
Home equity loans and lines of credit	1	46	2	108	1	42
Total	12	$828	12	$978	14	$1,184

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
During 2023, 2022 and 2021, $77,206, $128,118 and $796,512, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon. In these transactions, the Company retained residual interests in the form of mortgage loan servicing rights. Primary economic assumptions used to measure the value of the Company’s retained interests at the date of sale resulting from the completed transactions were as follows (per annum):

	2023	2022
Primary prepayment speed assumptions (weighted average annual rate)	17.6%	11.9%
Weighted average life (years)	25.3	24.1
Amortized cost to service loans (weighted average)	0.12%	0.12%
Weighted average discount rate	12%	12%

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

September 30, 2023
Fair value of mortgage loan servicing rights	$15,916
Prepayment speed assumptions (weighted average annual rate)	9.4%
Impact on fair value of 10% adverse change	$(629)
Impact on fair value of 20% adverse change	$(1,180)
Estimated prospective annual cost to service loans (weighted average)	0.12%
Impact on fair value of 10% adverse change	$(1,446)
Impact on fair value of 20% adverse change	$(2,869)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(590)
Impact on fair value of 20% adverse change	$(1,114)
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
Activity in mortgage servicing rights is summarized as follows:

	Year Ended September 30,
	2023	2022	2021
Balance—beginning of year	$7,943	$8,941	$7,860
Additions from loan securitizations/sales	322	657	3,836
Amortization (1)	(865)	(1,655)	(2,764)
Net change in valuation allowance	—	—	9
Balance—end of year	$7,400	$7,943	$8,941
Fair value of capitalized amounts	$15,916	$15,288	$17,454
(1) Year ended September 30, 2021, amounts include $199 related to the repurchase of loans previously sold and serviced by the Company.
The Company receives annual servicing fees ranging from 0.02% to 0.84% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing rights, included in non-interest income, amounted to $4,516 in 2023, $4,251 in 2022 and $3,260 in 2021. The unpaid principal balance of mortgage loans serviced for others was approximately $1,933,249, $2,051,110 and $2,262,875 at September 30, 2023, 2022 and 2021, respectively. The ratio of capitalized servicing rights to the unpaid principal balance of mortgage loans serviced for others was 0.38%, 0.39%, and 0.40% at September 30, 2023, 2022 and 2021, respectively.

7. PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software at cost are summarized as follows:

	September 30,
	2023	2022
Land	$8,610	$8,610
Office buildings	62,090	61,312
Furniture, fixtures and equipment	40,634	39,899
Software	21,591	20,048
Leasehold improvements	11,018	11,071
	143,943	140,940
Less: accumulated depreciation and amortization	(109,235)	(106,409)
Total	$34,708	$34,531
During the years ended September 30, 2023, 2022 and 2021, depreciation and amortization expense on premises, equipment, and software was $4,921, $5,393 and $5,422, respectively.
8. LEASES
As a lessee, the Company enters into operating leases of buildings and land. The Company occupies certain banking branches, loan production and customer service offices and a disaster recovery site through non-cancellable operating leases with remaining terms from less than one year to 13 years. Most of the leases have fixed payment terms with annual fixed-escalation clauses. Certain leases have annual rent escalations based on subsequent year-to-year changes in the consumer price index. These year-to-year changes in the consumer price index are excluded from the calculation of right-of-use assets and lease liabilities and recognized as expense in the period in which they are incurred. Additionally, all variable lease costs that are not based on an index or rate, such as "common area maintenance" costs, are expensed as incurred. Most of the Company's leases include options to extend for periods that range from three to five years. The leases do not have early-termination options. The Company has not included term extensions in the calculation of the lease term, as the Company does not consider it reasonably certain that the options will be exercised. As the interest rate implicit in all of the Company's lease contracts is not readily determinable, the Company utilized its incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term on an amount equal to the total contractual lease payments in a similar economic environment. The incremental borrowing rate utilized for all the Company's leases is the FHLB Advance rate based on the lease term at commencement in determining the present value of lease payments.
Operating lease expense for the years ended September 30, 2023 and 2022, totaled $5,573 and $5,576, respectively. Variable lease expense for the years ended September 30, 2023 and 2022, totaled $1,514 and $1,479, respectively. During the years ended September 30, 2023 and 2022, the Company paid $5,556 and $5,572, respectively, in cash for amounts included in the measurement of lease liabilities. As of September 30, 2023 and 2022, the Company has not entered into any material leases that have not yet commenced.
The following table summarizes information relating to the Company's operating leases:

	September 30,
	2023	2022
Right-of-use assets (a)	$37,517	$30,189
Lease liabilities (b)	$18,209	$15,775
Weighted Average Remaining Lease Term	5.10 years	5.06 years
Weighted Average Discount Rate	2.44%	1.49%
(a) Included in Other assets in the CONSOLIDATED STATEMENTS OF CONDITION
(b) Included in Accrued expenses and other liabilities in the CONSOLIDATED STATEMENTS OF CONDITION

The following table summarizes the maturities of lease liabilities at the periods presented:

	September 30,
	2023	2022
Maturing in:
12 months or less	$5,478	$4,953
13 to 24 months	4,763	3,903
25 to 36 months	3,288	3,044
37 to 48 months	2,067	1,810
49 to 60 months	1,347	591
over 60 months	2,577	2,230
Total minimum lease payments	19,520	16,531
Less imputed interest	1,311	756
Total lease liabilities	$18,209	$15,775
9. DEPOSITS
Deposit account balances are summarized by interest rate as follows:

	Stated Interest Rate	September 30,
		2023		2022
		Amount	Percent	Amount	Percent
Checking accounts	0.00–1.00%	$983,396	10.4%	$1,210,035	13.6%
Savings accounts, excluding money market accounts	0.00–4.22	1,460,601	15.5	1,364,821	15.3
Money market accounts	0.00–3.93	346,479	3.7	481,650	5.4
Subtotal		2,790,476	29.6	3,056,506	34.3
Certificates of deposit	0.00–0.99	981,728	10.4	3,157,495	35.4
	1.00–1.99	685,170	7.2	1,002,227	11.2
	2.00–2.99	941,842	10.0	1,320,579	14.8
	3.00–3.99	1,173,211	12.4	378,587	4.2
	4.00–4.99	1,346,720	14.3	3,386	0.1
	5.00 and above	1,520,311	16.1	—	—
		6,648,982	70.4	5,862,274	65.7
Subtotal		9,439,458	100.0	8,918,780	100.0
Accrued interest		10,362	—	2,237	—
Total deposits		$9,449,820	100.0%	$8,921,017	100.0%
At September 30, 2023 and 2022, the weighted average interest rate was 0.05% and 0.81% on checking accounts; 1.49% and 0.79% on savings accounts; 2.62% and 0.95% on money market accounts; 3.47% and 1.37% on certificates of deposit, respectively; and 2.77% and 1.18% on total deposits, respectively.
The aggregate amount of CD's in denominations of $250 or more was $845,375 and $733,301 at September 30, 2023 and 2022, respectively. In accordance with the DFA, the maximum amount of deposit insurance is $250 per depositor.
Brokered CD's (exclusive of acquisition costs and subsequent amortization), which are used as an additional funding alternative, totaled $1,162,601 and $575,236 at September 30, 2023 and 2022, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at September 30, 2023 and September 30, 2022, the Association may accept brokered deposits without FDIC restrictions.

The scheduled maturity of certificates of deposit is as follows:

	September 30, 2023
	Amount	Percent	Weighted Average Rate
12 months or less	$3,419,349	51.4%	3.46%
13 to 24 months	764,512	11.5%	2.01%
25 to 36 months	1,506,491	22.7%	4.07%
37 to 48 months	501,945	7.5%	2.92%
49 to 60 months	440,012	6.6%	4.22%
Over 60 months	16,673	0.3%	1.72%
Total	$6,648,982	100.0%	3.44%
Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2023	2022	2021
Certificates of deposit	$143,434	$68,204	$93,187
Checking accounts	6,081	4,186	1,140
Savings and money market accounts	24,686	4,553	2,992
Total	$174,201	$76,943	$97,319

10. BORROWED FUNDS
At September 30, 2023, the Association had a maximum borrowing capacity of $7,344,253, of which $5,273,637 was outstanding. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati, as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. The Association also has the ability to purchase Fed Funds through arrangements with other institutions. Finally, the ability to borrow from the FRB-Cleveland Discount Window is available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio.
Total borrowings at September 30, 2023 are summarized in the table below:

	Borrowing Capacity	Borrowings Available	Borrowings Outstanding
FHLB	$6,632,811	$1,381,951	$5,250,860
FRB Cleveland	126,442	126,442	—
Fed Funds purchased	585,000	585,000	—
Subtotal	$7,344,253	$2,093,393	5,250,860
Accrued interest			22,777
Total borrowings			$5,273,637
Maturities of borrowings at September 30, 2023 are summarized in the table below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$1,417,000	3.19%
13 to 24 months	700,000	2.26%
25 to 36 months	775,548	2.74%
37 to 48 months	725,000	2.90%
49 to 60 months	577,273	3.80%
over 60 months	1,056,039	3.36%
Total advances	$5,250,860	3.06%
Accrued interest	22,777
Total	$5,273,637
All borrowings have fixed rates during their term ranging up to 240 months. Interest is payable monthly for long-term advances and at maturity for FHLB three-month advances and overnight advances. The table above reflects the effective maturities and fixed interest rates of the $3,150,000 of short-term FHLB advances that are tied to interest rate swaps discussed in Note 17. DERIVATIVE INSTRUMENTS.
For the years ended September 30, 2023, 2022 and 2021, net interest expense related to short-term borrowings was $115,329, $49,828 and $50,975, respectively.

11. OTHER COMPREHENSIVE INCOME (LOSS)
The change in AOCI by component is as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Fiscal year 2021 activity
Balance at September 30, 2020	$4,694	$(114,306)	$(22,353)	$(131,965)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $8,656	(3,733)	20,914	9,937	27,118
Amounts reclassified, net of tax expense (benefit) of $9,907	—	35,182	1,864	37,046
Other comprehensive income (loss)	(3,733)	56,096	11,801	64,164
Balance at September 30, 2021	$961	$(58,210)	$(10,552)	$(67,801)
Fiscal year 2022 activity
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $21,242	(34,860)	109,452	(1,665)	72,927
Amounts reclassified, net of tax expense (benefit) of $5,212	—	17,641	382	18,023
Other comprehensive income (loss)	(34,860)	127,093	(1,283)	90,950
Balance at September 30, 2022	$(33,899)	$68,883	$(11,835)	$23,149
Fiscal year 2023 activity
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $31,998	(7,274)	112,851	1,904	107,481
Amounts reclassified, net of tax expense (benefit) of $(13,383)	—	(46,202)	784	(45,418)
Other comprehensive income (loss)	(7,274)	66,649	2,688	62,063
Balance at September 30, 2023	$(41,173)	$135,532	$(9,147)	$85,212
The following table presents the reclassification adjustment out of AOCI included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

Details about AOCI Components	For the Years Ended September 30,			Line Item in the Statement of Income
	2023	2022	2021
Cash flow hedges:
Interest (income) expense	$(59,821)	$22,740	$44,534	Interest expense
Net income tax effect	13,619	(5,099)	(9,352)	Income tax expense
Net of income tax expense (benefit)	$(46,202)	$17,641	$35,182

Amortization of defined benefit plan:
Actuarial loss	$1,020	$495	$2,419	(a)
Net income tax effect	(236)	(113)	(555)	Income tax expense
Net of income tax expense	784	382	1,864
Total reclassifications for the period	$(45,418)	$18,023	$37,046
(a) These items are included in the computation of net period pension cost. See Note 13. EMPLOYEE BENEFIT PLANS for additional disclosure.

12. INCOME TAXES
The components of the income tax provision are as follows:

	Year Ended September 30,
	2023	2022	2021
Current tax expense (benefit):
Federal	$13,602	$41,812	$31,043
State	781	2,553	2,230
Deferred tax expense (benefit):
Federal	3,681	(24,691)	(13,548)
State	53	(2,185)	(638)
Income tax provision	$18,117	$17,489	$19,087
Reconciliation from tax at the federal statutory rate to the income tax provision is as follows:

	Year Ended September 30,
	2023	2022	2021
Tax at statutory rate	21.0%	21.0%	21.0%
State tax, net	0.7	0.3	1.3
Non-taxable income from bank owned life insurance contracts	(2.1)	(2.3)	(2.1)
Non-deductible compensation	1.0	1.4	0.9
Equity based compensation	0.2	(0.1)	(1.3)
Employee (Associate) Stock Ownership Plan	(1.5)	(1.2)	(0.8)
Other, net	0.1	(0.1)	0.1
Income tax provision	19.4%	19.0%	19.1%
Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2023	2022
Deferred tax assets:
Loan loss reserve	$29,390	$27,659
Deferred compensation	4,215	4,198
Lease liability	4,251	3,599
Property, equipment and software basis difference	975	1,413
Other	2,099	2,220
Total deferred tax assets	40,930	39,089
Deferred tax liabilities:
FHLB stock basis difference	5,135	5,017
Mortgage servicing rights	1,514	1,551
Pension	2,843	2,119
Goodwill	2,158	2,132
Lease ROU asset	4,160	3,514
Fair value adjustment	20,969	—
Deferred loan costs, net of fees	15,005	13,371
Other	2,328	2,219
Total deferred tax liabilities	54,112	29,923
Net deferred tax asset (liability)	$(13,182)	$9,166

In the accompanying CONSOLIDATED STATEMENTS OF CONDITION the net deferred tax asset or liability is included in Accrued expenses and other liabilities, and Other assets for September 30, 2023 and 2022, respectively.
A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. There was no valuation allowance required at September 30, 2023 or 2022.
Retained earnings at September 30, 2023 and 2022 included approximately $104,861, for which no provision for federal or state income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and non-qualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Association, nor if the Association is merged or liquidated tax-free into a bank or undergoes a charter change. If the Association fails to qualify as a bank or merges into a non-bank entity, these reserves will be recaptured into income.
The provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “Income Taxes,” prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a more-likely-than-not recognition threshold in order for the related tax benefit to be recognized or continue to be recognized. As of September 30, 2023 and 2022, the Company had no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next twelve months.
The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. The Company recognized $0, $0, and $9 of interest expense or penalties on income tax assessments, and $0, $34, and $116 of interest on income tax refunds related to net operating loss carrybacks during the years ended September 30, 2023, 2022 and 2021, respectively. There was no interest related to income tax assessments accrued at September 30, 2023 or 2022.
The Company’s effective income tax rate was 19.4%, 19.0% and 19.1% for the years ended September 30, 2023, 2022 and 2021, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2020.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the LIHTC. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material for the years ended September 30, 2023, 2022 and 2021.

13. EMPLOYEE BENEFIT PLANS
Defined Benefit Plan—The Third Federal Savings Retirement Plan (the “Plan”) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. Effective December 31, 2011, the Plan was amended to freeze future benefit accruals for participants in the Plan. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, and those eligible participants who no longer receive service credits under the Plan, participate in a separate tier of the Company’s defined contribution 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan) through December 31, 2011. The funding policy of the Plan is consistent with the funding requirements of U.S. federal and other governmental laws and regulations. During fiscal year 2022, a settlement adjustment was recognized as a result of lump sum payments exceeding the interest costs for the year. There were no settlement adjustments made during fiscal year 2023.
The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30,
	2023	2022
Projected benefit obligation at beginning of year	$65,015	$88,276
Interest cost	3,324	2,628
Actuarial (gain) loss and other	(3,764)	(19,783)
Settlement	—	(4,292)
Benefits paid	(4,140)	(1,814)
Projected benefit obligation at end of year	$60,435	$65,015
The following table reconciles the beginning and ending balances of the fair value of Plan assets and presents the funded status of the Plan recognized in the CONSOLIDATED STATEMENTS OF CONDITION at the September 30 measurement dates. There were no employer contributions in the years ending September 30, 2023 and 2022.

	September 30,
	2023	2022
Fair value of plan assets at beginning of year	$74,042	$97,971
Actual return on plan assets	2,481	(17,823)
Benefits paid	(4,140)	(1,814)
Settlement	—	(4,292)
Fair value of plan assets at end of year	$72,383	$74,042
Funded status of the plan—asset (liability)	$11,948	$9,027
The components of net periodic cost recognized in other non-interest expense in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	Year Ended September 30,
	2023	2022	2021
Interest Cost	$3,324	$2,628	$2,536
Expected return on plan assets	(3,872)	(4,987)	(4,997)
Amortization of net loss and other	1,020	576	1,466
Recognized net loss due to settlement	—	882	792
Net periodic benefit (income) cost	$472	$(901)	$(203)
There were no contributions, required minimum or voluntary, made during the fiscal year ended September 30, 2023.
As of September 30, 2023, the Plan had $0 invested in pooled separate accounts due to the Plan moving to an LDI strategy. The LDI strategy derisks the Plan by allocating more to long-duration, fixed income assets. The Plan's target asset allocation is now 80% in LDI fixed income and 20% in equity. At September 30, 2022, $43.8 million were invested in pooled separate accounts with a redemption notice of 7 days.

The following table summarizes Plan assets measured at fair value on a recurring basis as of September 30, 2023 and 2022. See FN 16. FAIR VALUE for more information on how our fair value hierarchy is evaluated:

		Recurring Fair Value Measurements at Reporting Date Using
September 30, 2023	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$1,001	$1,001	$—	$—
Fixed income:
U.S. government obligations	2,550	2,550	—	—
Corporate debt securities	42,573	—	42,573	—
Government strips	8,617	—	8,617	—
Total fixed income	53,740	2,550	51,190	—
Mutual equity funds	15,791	15,791	—	—
Total (1)	$70,532	$19,342	$51,190	$—
(1) Plan assets measured at fair value on a recurring basis excludes approximately $1,851 of unsettled security transactions.

		Recurring Fair Value Measurements at Reporting Date Using
September 30, 2022	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual equity funds	$30,271	$30,271	$—	$—
Total	$30,271	$30,271	$—	$—
There are no redemption restrictions on Plan assets at September 30, 2023. Redemptions may be deferred for a longer period if conditions do not permit an orderly transfer or for certain investments of an illiquid nature.
The following additional information is provided with respect to the Plan:

	September 30,
	2023	2022	2021
Assumptions and dates used to determine benefit obligations:
Discount rate	5.75%	5.35%	2.85%
Rate of compensation increase	n/a	n/a	n/a

Assumptions used to determine net periodic benefit cost:
Discount rate	5.35%	4.60%	2.80%
Long-term rate of return on plan assets	5.50%	5.50%	5.50%
Rate of compensation increase (graded scale)	n/a	n/a	n/a
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

The following table provides estimates of expected future benefit payments during each of the next five fiscal years, as well as in the aggregate for years six through 10. Additionally, the table includes the minimum employer contributions expected during the next fiscal year:

Expected Benefit Payments During the Fiscal Years Ending September 30:
2024	$5,870
2025	3,890
2026	4,060
2027	4,260
2028	4,210
Aggregate expected benefit payments during the five fiscal year period beginning October 1, 2028, and ending September 30, 2033	23,330
Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2024	—
For the fiscal years ended September 30, 2023, 2022, and 2021, AOCI includes pretax net actuarial losses of $11,862, $15,255, and $13,686, respectively, which have not been recognized as components of net periodic benefit costs as of the measurement date. The Company expects that $628 of net actuarial losses will be recognized as AOCI components of net periodic benefit cost during the fiscal year ended September 30, 2024.
401(k) Savings Plan—The Company maintains a 401(k) savings plan that is comprised of three tiers. The first tier allows eligible employees to contribute up to 75% of their compensation to the plan, subject to limitations established by the Internal Revenue Service, with the Company matching 100% of up to 4% on funds contributed. The second tier permits the Company to make a profit-sharing contribution at its discretion. The first and second tiers cover substantially all employees who have reached age 18 and have worked 30 days of service in one year of service. The third tier permits the Company to make discretionary contributions allocable to eligible employees including those eligible employees who are participants, but no longer receiving service credits, under the Company’s defined benefit pension plan. Voluntary contributions made by employees are vested at all times whereas Company contributions and Company matching contributions are subject to various vesting periods which range from immediately vested to fully vesting upon five years of service.
The total of the Company’s matching and discretionary contributions related to the 401(k) savings plan for the years ended September 30, 2023, 2022 and 2021 was $4,297, $4,295 and $4,187, respectively.
Employee (Associate) Stock Ownership Plan—The Company established an ESOP for its employees effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock and provides employees with an opportunity to receive a funded retirement benefit, based on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the Board of Directors. The ESOP is accounted for in accordance with the provisions for stock compensation in FASB ASC 718. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2023, 2022 and 2021 fiscal years was $5,761, $7,063 and $8,270, respectively.
The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of September 30, 2023 and 2022 was $37,254 and $41,927, respectively. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2023, 8,897,453 shares have been allocated to participants and 325,005 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 2,708,371 at September 30, 2023, and had a fair market value of $32,013. Participants have the option to receive dividends on allocated shares in cash or leave the dividend in the ESOP. Dividends are reinvested in Company stock for those participants who choose to leave their dividends in the ESOP or who do not make an election. The purchase of Company stock for reinvestment of dividends is made in the open market on or about the date of the cash disbursement to the participants who opt to take dividends in cash. Dividends on unallocated shares held in the Employer Stock fund were paid to the trustee to be used to make payments on the outstanding loan obligation.

14. EQUITY INCENTIVE PLAN
The TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan, approved by shareholders in February 2018 and the 2008 Equity Incentive Plan, approved by shareholders in May 2008, are collectively referred to as the "Equity Plan”. The amended and restated plan is substantially similar to the previous plan, except that the number of future shares eligible to be granted has been reduced to 8,450,000 shares, of which 7,138,688 shares remain available for future award, and the term to grant shares has been extended to February 21, 2028.
The Company recorded excess tax benefits (expense) of $(224), $109, and $1,331 related to share-based compensation awards for the years ended September 2023, 2022 and 2021, respectively.
The following table presents share-based compensation expense and the related tax benefit recognized during the periods presented:

	Year Ended September 30,
	2023	2022	2021
Restricted stock units expense	$3,366	$3,206	$4,160
Performance share units expense	874	739	1,214
Stock option expense	—	—	68
Total stock-based compensation expense	$4,240	$3,945	$5,442
Tax benefit related to share-based compensation expense	$778	$677	$999
Restricted stock units vest over a one to 10 year service period. The product of the number of units granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock units under the Equity Plan. The Company recognizes compensation expense for the fair value of restricted stock units on a straight-line basis over the requisite service period.
The following is a summary of the status of the Company’s restricted stock units as of September 30, 2023, and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2022	1,257,898	$14.17
Granted	174,550	$13.69
Released	(91,765)	$17.86
Forfeited	(850)	$17.77
Outstanding at September 30, 2023 (1)	1,339,833	$13.85
(1) Includes 765,748 shares with a weighted average grant date fair value of $11.87 that have vested but will not be issued until the recipients are no longer employed by the Company.
The weighted average grant date fair value of restricted stock units granted during the years ended September 30, 2023, 2022 and 2021 was $13.69, $17.80 and $17.77 per share, respectively. The total fair value of restricted stock units vested during the years ended September 30, 2023, 2022 and 2021 was $1,639, $2,058, and $6,981, respectively. Expected future compensation expense relating to the non-vested restricted stock units at September 30, 2023, is $2,606 over a weighted average period of 2.43 years.
Performance share units vest in the form of Company common stock issued at the end of a three-year period, based on the pro-rata achievement of performance based metrics over a two-year period. The range of payout is 0% to 150% of the number of share units granted. For performance stock units, fair value is estimated as the product of the number of performance units granted, adjusted for the probability of achievement, and the grant date market price of the Company’s common stock. The Company recognizes compensation expense for the fair value of performance share units on a straight-line basis over the requisite service period, based on the performance condition that is probable of achievement. Probability of achievement is reassessed at each reporting period and the cumulative effect of a change in estimate, if any, is recognized in the period of change. Cash dividend equivalents are accrued and paid only if and when the underlying units become vested and payable.

The following is a summary of the status of the Company’s performance share units as of September 30, 2023, and changes therein during the year then ended. No awards were forfeited during the year ended September 30, 2023.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2022	169,954	18.46
Granted	102,000	13.69
Released	(58,277)	19.76
Performance adjustment	4,394	17.77
Outstanding at September 30, 2023	218,071	15.87
The weighted average grant date fair value of performance share units granted during the year ended September 30, 2023, 2022 and 2021 was $13.69, $17.80, and $17.77, respectively. The total fair value of performance share units vested during the years ended September 30, 2023, 2022 and 2021, totaled $1,152, $1,112, and $14, respectively. Expected future compensation expense relating to the non-vested performance share units at September 30, 2023, is $1,196 over a weighted average period of 1.81 years.
Stock options have a contractual term of 10 years and vest over a one to seven year service period. The Company recognizes compensation expense for the fair values of these awards, which have installment vesting, on a straight-line basis over the requisite service period of the awards.
The following is a summary of the Company’s stock option activity and related information for the Equity Plan for the year ended September 30, 2023. There were no stock options granted during 2023, 2022 and 2021.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2022	2,361,175	$15.14	3.32	$429
Exercised	(315,200)	$11.64		$820
Forfeited or expired	(54,000)	$14.94		$—
Outstanding at September 30, 2023	1,991,975	$15.69	2.66	$—
Vested and exercisable, at September 30, 2023	1,991,975	$15.69	2.66	$—
Vested or expected to vest, at September 30, 2023	1,991,975	$15.69	2.66	$—

The total intrinsic value of options exercised during the years ended September 30, 2023, 2022 and 2021 was $820, $551 and $8,605, respectively. There were no non-vested options outstanding as of September 30, 2023. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
15. COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, the Company enters into commitments with off-balance-sheet risk to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate or purchase loans generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Unfunded commitments related to home equity lines of credit generally expire from five to 10 years following the date that the line of credit was established, subject to various conditions including compliance with payment obligation, adequacy of collateral securing the line and maintenance of a satisfactory credit profile by the borrower. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
At September 30, 2023, the Company had commitments to originate or purchase loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$130,448	$673
Adjustable-rate mortgage loans	44,034	232
Home equity loans and lines of credit	174,942	2,547
Total	$349,424	$3,452

At September 30, 2023, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$4,696,512	$23,811
Construction loans	25,754	252
Total	$4,722,266	$24,063
At September 30, 2023, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $4,728,215.
At September 30, 2023 and September 30, 2022, the Company had $2,094 and $0, respectively, in commitments to sell mortgage loans. At September 30, 2023 and September 30, 2022, the Company had $51,275 and $0, respectively, in commitments to purchase mortgage loans, which are included in mortgage loan commitments above.
The above commitments are expected to be funded through normal operations.
The Company is undergoing an escheat audit covering Ohio, Kentucky and Florida. Any potential loss that may result from this matter is not reasonably estimable at September 30, 2023.
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value, mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At September 30, 2023 and September 30, 2022, there were no pending agency contracts held for sale. For the years ended September 30, 2023, 2022, and 2021, net gain (loss) on the sale of loans includes $0, $0 and $134, respectively, related to unrealized gains or losses during the period due to changes in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2023 and 2022, this includes $508,324 and $457,908, respectively, of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations, that can include items issued by Fannie Mae, Freddie Mac, and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.

Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At September 30, 2023 and 2022, there were $3,260 and $9,661, respectively, of loans held for sale measured at fair value. At September 30, 2023 and 2022 there were no loans held for sale carried at cost. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Loans held for investment that have been restructured in TDRs, are performing according to the restructured terms of the loan agreement and are not evaluated based on collateral, are individually evaluated for credit loss using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At September 30, 2023 and 2022, this included $74,691 and $76,692, respectively, in amortized costs of TDRs with related allowances for loss of $9,546 and $10,284.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure, or by deed in lieu of foreclosure, and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at September 30, 2023 and September 30, 2022 were $1,444 and $1,191, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At September 30, 2023 and 2022, these adjustments were not significant to reported fair values. At September 30, 2023 and 2022, respectively, $1,413 and $1,192 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimated fair values, less estimated costs to dispose, of $163 and $156, respectively. Real estate owned includes $194 and $155 of properties carried at their original or adjusted cost basis at September 30, 2023 and 2022, respectively.
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

Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at September 30, 2023 and 2022 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	$443,007	$—	$443,007	$—
Fannie Mae certificates	814	—	814	—
Freddie Mac certificates	1,044	—	1,044	—
U.S. government and agency obligations	63,459	—	63,459	—
Derivatives:
Forward commitments for the sale of mortgage loans	11	—	11	—
Total	$508,335	$—	$508,335	$—
Liabilities
Derivatives:
Interest rate lock commitments	1	—	—	1
Total	$1	$—	$—	$1

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	$453,268	$—	$453,268	$—
Fannie Mae certificates	1,021	—	1,021	—
U.S. government and agency obligations	3,619	—	3,619	—
Total	$457,908	$—	$457,908	$—
Liabilities
Derivatives:
Interest rate lock commitments	333	—	—	333
Total	$333	$—	$—	$333
The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Interest Rate Lock Commitments
	Year Ended September 30,
	2023	2022	2021
Beginning balance	$(333)	$525	$1,194
(Loss)/Gain during the period due to changes in fair value:
Included in other non-interest income	332	(858)	(669)
Ending balance	$(1)	$(333)	$525
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$(1)	$(333)	$525

Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans, net of allowance	$38,289	$—	$—	$38,289
Mortgage loans held for sale	3,260	—	3,260	—
Real estate owned(1)	1,413	—	—	1,413
Total	$42,962	$—	$3,260	$39,702
______________________
(1) Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans, net of allowance	$47,121	$—	$—	$47,121
Mortgage loans held for sale	9,661	—	9,661	—
Real estate owned(1)	1,192	—	—	1,192
Total	$57,974	$—	$9,661	$48,313
 ______________________
(1) Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments include mortgage origination applications.

	Fair Value
	September 30, 2023	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$38,289	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	30%	4.8%

Interest rate lock commitments	$(1)	Quoted Secondary Market pricing	Closure rate	0	-	100%	99.5%

	Fair Value
	September 30, 2022	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$47,121	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	4.7%

Interest rate lock commitments	($333)	Quoted Secondary Market pricing	Closure rate	0	-	100%	93.7%

The following tables present the estimated fair value of the Company's financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	September 30, 2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$29,134	$29,134	$29,134	$—	$—
Interest earning cash equivalents	437,612	437,612	437,612	—	—
Investment securities available for sale	508,324	508,324	—	508,324	—
Mortgage loans held for sale	3,260	3,260	—	3,260	—
Loans, net:
Mortgage loans held for investment	15,161,336	13,262,711	—	—	13,262,711
Other loans	4,411	4,411	—	—	4,411
Federal Home Loan Bank stock	247,098	247,098	N/A	—	—
Accrued interest receivable	53,910	53,910	—	53,910	—
Cash collateral received from or held by counterparty	24,887	24,887	24,887	—	—
Derivatives	11	11	—	11	—
Liabilities:
Checking and passbook accounts	$2,790,476	$2,790,476	$—	$2,790,476	$—
Certificates of deposit	6,659,344	6,571,674	—	6,571,674	—
Borrowed funds	5,273,637	5,256,278	—	5,256,278	—
Borrowers’ advances for taxes and insurance	124,417	124,417	—	124,417	—
Principal, interest and escrow owed on loans serviced	29,811	29,811	—	29,811	—
Derivatives	1	1	—	—	1

	September 30, 2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$18,961	$18,961	$18,961	$—	$—
Interest earning cash equivalents	350,603	350,603	350,603	—	—
Investment securities available for sale	457,908	457,908	—	457,908	—
Mortgage loans held for sale	9,661	9,661	—	9,661	—
Loans, net:
Mortgage loans held for investment	14,253,804	13,106,346	—	—	13,106,346
Other loans	3,263	3,263	—	—	3,263
Federal Home Loan Bank stock	212,290	212,290	N/A	—	—
Accrued interest receivable	40,256	40,256	—	40,256	—
Cash collateral received from or held by counterparty	26,045	26,045	26,045	—	—
Liabilities:
Checking and passbook accounts	$3,056,506	$3,056,506	$—	$3,056,506	$—
Certificates of deposit	5,864,511	5,733,418	—	5,733,418	—
Borrowed funds	4,793,221	4,734,377	—	4,734,377	—
Borrowers’ advances for taxes and insurance	117,250	117,250	—	117,250	—
Principal, interest and escrow owed on loans serviced	29,913	29,913	—	29,913	—
Derivatives	333	333	—	—	333
17. DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing and deposit program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings and brokered certificates of deposit.
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a quantitative analysis is preformed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially, and continue to be, highly effective at September 30, 2023.
The Company enters into forward commitments for the sale of mortgage loans primarily to protect against the risk of lost revenue from adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the CONSOLIDATED STATEMENTS OF INCOME.
In addition, the Company is party to derivative instruments when it enters into interest rate lock commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the CONSOLIDATED STATEMENTS OF INCOME.
In accordance with the reference rate reform, for every LIBOR referenced interest rate swap with a reset date after the LIBOR cessation date, counterparties received a LIBOR referenced instrument maturing on the first reset date after the LIBOR cessation date, and a forward starting SOFR instrument. At September 30, 2023, all previous LIBOR referenced swaps have transitioned to a SOFR-based rate. Additionally, under previously adopted ASU 2020-04, Reference Rate Reform (Topic 848), the Company has elected and applied certain optional expedients for eligible hedging relationships impacted by the LIBOR cessation.

The following tables provide the locations within the CONSOLIDATED STATEMENTS OF CONDITION, notional values and fair values, at the reporting dates, for all derivative instruments.

	September 30, 2023
			Weighted Average
	Notional Value	Fair Value	Term (years)	Fixed-Rate Payments
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets
SOFR swaps	$3,815,000	—	3.7	2.91%
Total cash flow hedges: Interest rate swaps	$3,815,000	$—	3.7	2.91%

	September 30, 2022
			Weighted Average
	Notional Value	Fair Value	Term (years)	Fixed-Rate Payments
Cash flow hedges: Interest rate swaps
Other Assets
LIBOR swaps	$1,550,000	$—	2.7	1.88%
Total cash flow hedges: Interest rate swaps	$1,550,000	$—	2.7	1.88%

	September 30, 2023		September 30, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Liabilities	$1,830	$(1)	$9,170	$(333)
Forward Commitments for the sale of mortgage loans
Other Assets	2,094	11	—	—
Total derivatives not designated as hedging instruments	$3,924	$10	$9,170	$(333)

The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

	Location of Gain or (Loss) Recognized in Income	Year Ended September 30,
		2023	2022	2021
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$146,807	$141,163	$27,848
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds and Deposits	59,821	(22,740)	(44,534)
Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$332	$(858)	$(669)
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	11	—	134
The Company estimates that $90,257 of the amounts reported in AOCI will be reclassified as a reduction to interest expense during the fiscal year ending September 30, 2024.

Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as an intermediary on each cleared transaction. At September 30, 2023 and 2022, there was $24,887 and $26,045, respectively, of cash collateral included in other assets, and $59,813 and $0, respectively, included in investment securities related to initial margin requirements that are held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.
18. PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following condensed financial statements for TFS Financial Corporation (parent company only) reflect the investments in, and transactions with, its wholly-owned subsidiaries. Intercompany activity is eliminated in the consolidated financial statements.

	September 30,
	2023	2022
Statements of Condition
Assets:
Cash and due from banks	$1,424	$1,341
Investment securities - available for sale	3,646	3,619
Other loans:
Demand loan due from Third Federal Savings and Loan	172,307	184,772
ESOP loan receivable	37,254	41,927
Investments in:
Third Federal Savings and Loan	1,704,315	1,605,306
Non-thrift subsidiaries	8,268	8,104
Prepaid federal and state taxes	738	—
Deferred income taxes	200	296
Accrued receivables and other assets	9,786	9,158
Total assets	$1,937,938	$1,854,523
Liabilities and shareholders’ equity:
Line of credit due non-thrift subsidiary	$8,132	$7,485
Accrued expenses and other liabilities	2,445	2,532
Accrued federal and state income taxes	—	167
Total liabilities	10,577	10,184
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, 0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,359,173 and 280,582,741 outstanding at September 30, 2023 and September 30, 2022, respectively	3,323	3,323
Paid-in capital	1,755,027	1,751,223
Treasury stock, at cost; 51,959,577 and 51,736,009 shares at September 30, 2023 and September 30, 2022, respectively	(776,101)	(771,986)
Unallocated ESOP shares	(27,084)	(31,417)
Retained earnings—substantially restricted	886,984	870,047
Accumulated other comprehensive income	85,212	23,149
Total shareholders’ equity	1,927,361	1,844,339
Total liabilities and shareholders’ equity	$1,937,938	$1,854,523

	Years Ended September 30,
	2023	2022	2021
Statements of Comprehensive Income (Loss)
Interest income:
Demand loan due from Third Federal Savings and Loan	$9,047	$1,600	$164
ESOP loan	2,433	1,400	1,732
Other interest income	54	6	1
Investment securities available for sale	45	43	—
Total interest income	11,579	3,049	1,897
Interest expense:
Borrowed funds from non-thrift subsidiaries	351	97	7
Total interest expense	351	97	7
Net interest income	11,228	2,952	1,890
Non-interest income:
Intercompany service charges	30	30	85
Dividend from Third Federal Savings and Loan	40,000	56,000	55,000
Total other income	40,030	56,030	55,085
Non-interest expenses:
Salaries and employee benefits	4,825	4,534	4,917
Professional services	1,253	1,456	1,566
Office property and equipment	13	13	3
Other operating expenses	217	223	176
Total non-interest expenses	6,308	6,226	6,662
Income before income tax benefit	44,950	52,756	50,313
Income tax benefit	(1,294)	(2,826)	(3,848)
Income before undistributed earnings of subsidiaries	46,244	55,582	54,161
Equity in undistributed earnings of subsidiaries (dividend in excess of earnings):
Third Federal Savings and Loan	28,843	17,260	24,738
Non-thrift subsidiaries	163	1,723	2,108
Net income	75,250	74,565	81,007
Change in net unrealized gain (loss) on securities available for sale	(7,273)	(34,860)	(3,733)
Change in cash flow hedges	66,649	127,093	56,096
Change in pension obligation	2,688	(1,283)	11,801
Total other comprehensive income (loss)	62,064	90,950	64,164
Total comprehensive income	$137,314	$165,515	$145,171

	Years Ended September 30,
	2023	2022	2021
Statements of Cash Flows
Cash flows from operating activities:
Net income	$75,250	$74,565	$81,007
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiaries) dividend in excess of earnings:
Third Federal Savings and Loan	(28,843)	(17,260)	(24,738)
Non-thrift subsidiaries	(163)	(1,723)	(2,108)
Deferred income taxes	87	81	204
ESOP and stock-based compensation expense	1,863	1,543	1,843
Net decrease (increase) in interest receivable and other assets	(1,351)	908	12,593
Net increase (decrease) in accrued expenses and other liabilities	(273)	48	(200)
Net cash provided by operating activities	46,570	58,162	68,601
Cash flows from investing activities:
Purchase of securities available for sale	—	(4,071)	—
(Increase) decrease in balances lent to Third Federal Savings and Loan	12,465	304	(12,222)
Net cash provided by (used in) investing activities	12,465	(3,767)	(12,222)
Cash flows from financing activities:
Principal reduction of ESOP loan	4,673	4,527	4,063
Purchase of treasury shares	(5,000)	(5,049)	—
Dividends paid to common shareholders	(58,294)	(58,297)	(56,637)
Acquisition of treasury shares through net settlement	(978)	(1,241)	(5,591)
Net increase (decrease) in borrowings from non-thrift subsidiaries	647	1,649	1,787
Net cash used in financing activities	(58,952)	(58,411)	(56,378)
Net increase (decrease) in cash and cash equivalents	83	(4,016)	1
Cash and cash equivalents—beginning of year	1,341	5,357	5,356
Cash and cash equivalents—end of year	$1,424	$1,341	$5,357
19. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At September 30, 2023 and 2022, the ESOP held 2,708,371 and 3,141,711 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s EPS calculations.

	For the Year Ended September 30, 2023
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$75,250
Less: income allocated to restricted stock units	1,569
Basic earnings per share:
Income available to common shareholders	73,681	277,436,382	$0.27
Diluted earnings per share:
Effect of dilutive potential common shares		1,147,072
Income available to common shareholders	$73,681	278,583,454	$0.26

	For the Year Ended September 30, 2022
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$74,565
Less: income allocated to restricted stock units	1,510
Basic earnings per share:
Income available to common shareholders	73,055	277,370,762	$0.26
Diluted earnings per share:
Effect of dilutive potential common shares		1,315,603
Income available to common shareholders	$73,055	278,686,365	$0.26

	For the Year Ended September 30, 2021
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$81,007
Less: income allocated to restricted stock units	1,555
Basic earnings per share:
Income available to common shareholders	79,452	276,694,594	$0.29
Diluted earnings per share:
Effect of dilutive potential common shares		1,881,660
Income available to common shareholders	$79,452	278,576,254	$0.29

The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted EPS because their inclusion would be anti-dilutive.

	For the Year Ended September 30,
	2023	2022	2021
Options to purchase shares	1,991,975	407,100	133,800
Restricted and performance share units	57,669	50,000	—

20. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted in fiscal year ended September 30, 2023
In December of 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU deferred the period of time entities can utilize the reference rate reform relief guidance from ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting, to December 31, 2024 instead of the original December 31, 2022. This amendment is a result of the expectation that the LIBOR would cease to be published as of June 30, 2023. The FASB Board decided that this amendment would be effective for all entities upon issuance of ASU 2022-06. This update did not have a material impact on the Company's consolidated financial condition or results of operation.
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323). The amendments in this update expand the proportional amortization method, by election, to account for all investments made primarily for the purpose of receiving income tax credits or other tax benefits. Previously, this accounting method was only allowed for low-income housing tax credit investments. This update is effective for fiscal years beginning after December 15, 2023, with early adoption permitted in any interim period. The Company adopted this update effective April 1, 2023 and will consider the provisions on future tax credit investments, should they occur. This update did not have an immediate impact on our consolidated financial condition or results of operations.
Issued but not yet adopted as of September 30, 2023
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326). The amendments in this Update eliminate the accounting guidance for TDR by creditors in Subtopic 310-40, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when the borrower is experiencing financial difficulty. This will be done by applying the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, this amendment requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. This update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt this guidance as of October 1, 2023 and apply the modified retrospective transition method that will evaluate loans previously identified as TDRs for credit loss under the Company’s current ACL policy. We expect to recognize an increase to opening retained earnings of $7,898, net of income taxes resulting from a pretax decrease to the allowance for credit losses on loans and unfunded commitments of $10,262 upon adoption. The enhanced disclosure requirements provided for by the ASU will be adopted on a prospective basis.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company's consolidated financial statements or do not apply to its operations.
21. RELATED PARTY TRANSACTIONS
The Company has periodically made loans and extensions of credit, in the ordinary course of business, to certain directors and executive officers. These loans were originated with normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. The aggregate amount of loans to such related parties at both September 30, 2023 and 2022 was $0.

FORM 10-K EXHIBIT INDEX

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

3.1	Amended and Restated Charter of TFS Financial Corporation, dated January 16, 2007	Amendment No. 2 to Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on February 9, 2006; Exhibit 3.2 therein)

3.2	Amended and Restated Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on April 28, 2008; Exhibit 3.2 therein)

3.3	Amendment to Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on October 29, 2018; Exhibit 3 therein)

3.4	Amendment to Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on July 1, 2022; Exhibit 3 therein)
4.1	Form of Common Stock Certificate of TFS Financial Corporation	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 4 therein)

4.2	Description of Registrant's Securities	Annual Report on Form 10-K No. 001-33390 (filed with the SEC on November 24, 2020; Exhibit 4.2 therein)

10.1	[Intentionally omitted]

10.2	Financial, Retirement & Estate Planning Program as amended and restated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.2 therein)

10.3	Resolution Regarding Executive Physical Program, dated May 16, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.3 therein)

10.4	Company Car Program, dated February 24, 1995	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.4 therein)

10.5	Executive Retirement Benefit Plan I, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.5 therein)

10.6	Benefit Equalization Plan, dated January 1, 2005	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.6 therein)

10.7	Split Dollar Agreement, dated January 29, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.7 therein)

10.8	Resolution Regarding Supplemental Split Dollar Life Insurance Plan, dated August 22, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.8 therein)

10.9	[Intentionally omitted]

10.10	TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement for the 2018 Annual Meeting of Stockholders)	Proxy Statement on Schedule 14A, No. 001-33390 (filed with the SEC on January 9, 2018)

10.11	TFS Financial Corporation Management Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for the 2018 Annual Meeting of Stockholders)	Proxy Statement on Schedule 14A, No. 001-33390 (filed with the SEC on January 9, 2018)

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

10.12	First Amendment to the Restricted Stock Unit Award Agreement (August 11, 2008 award), dated August 9, 2012	Current Report on Form 8-K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.1 therein)

10.13	First Amendment to the Restricted Stock Unit Award Agreement (May 12, 2009 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.2 therein)

10.14	First Amendment to the Restricted Stock Unit Award Agreement (May 14, 2010 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.3 therein)

14	Code of Ethics	Available on our website, www.thirdfederal.com

19	Insider trading policies and procedures	Filed herewith

21.1	Subsidiaries of the registrant	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 21 therein)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

97	Policy relating to recovery of erroneously awarded compensation	Filed herewith

100	XBRL related documents	The following financial statements from TFS Financial Corporation’s Annual Report on Form 10-K for the year ended September 30, 2023 filed on November 21, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document

101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TFS Financial Corporation

Dated:	November 21, 2023	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	November 21, 2023	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 21, 2023	/S/ TIMOTHY W. MULHERN
Timothy W. Mulhern Chief Financial Officer (Principal Financial Officer)

Dated:	November 21, 2023	/S/ SUSANNE N. MILLER
Susanne N. Miller Chief Accounting Officer (Principal Accounting Officer)

Dated:	November 21, 2023	/S/ BARBARA J. ANDERSON
Barbara J. Anderson, Director

Dated:	November 21, 2023	/S/ ANTHONY J. ASHER
Anthony J. Asher, Director

Dated:	November 21, 2023	/S/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated:	November 21, 2023	/S/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated:	November 21, 2023	/S/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated:	November 21, 2023	/S/ TERRENCE R. OZAN
Terrence R. Ozan, Director

Dated:	November 21, 2023	/S/ JOHN P. RINGENBACH
John P. Ringenbach, Director

Dated:	November 21, 2023	/S/ MEREDITH S. WEIL
Meredith S. Weil, Director

Dated:	November 21, 2023	/S/ DANIEL F. WEIR
Daniel F. Weir, Director

Dated:	November 21, 2023	/S/ ASHLEY H. WILLIAMS
Ashley H. Williams, Director