Form 10-Q
period 2023-12-31
TFS Financial CORP
filed 2024-02-08
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2023
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of February 5, 2024, there were 280,710,854 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.9% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

ACL: Allowance for Credit Losses	FICO: Fair Isaac Corporation
ACT: Tax Cuts and Jobs Act	FRB-Cleveland: Federal Reserve Bank of Cleveland
AOCI: Accumulated Other Comprehensive Income	Freddie Mac: Federal Home Loan Mortgage Corporation
ARM: Adjustable Rate Mortgage	FRS: Board of Governors of the Federal Reserve System
ASC: Accounting Standards Codification	GAAP: Generally Accepted Accounting Principles
ASU: Accounting Standards Update	Ginnie Mae: Government National Mortgage Association
Association: Third Federal Savings and Loan	GVA: General Valuation Allowances
Association of Cleveland	HPI: Home Price Index
BOLI: Bank Owned Life Insurance	IRR: Interest Rate Risk
BTFP: Bank Term Funding Program	IRS: Internal Revenue Service
CDs: Certificates of Deposit	IVA: Individual Valuation Allowance
CECL: Current Expected Credit Losses	LIBOR: London Interbank Offer Rate
CET1: Common Equity Tier 1	LIHTC: Low Income Housing Tax Credit
CFPB: Consumer Financial Protection Bureau	LIP: Loans-in-Process
CLTV: Combined Loan-to-Value	LTV: Loan-to-Value
Company: TFS Financial Corporation and its	MMK: Money Market Account
subsidiaries	OCC: Office of the Comptroller of the Currency
DFA: Dodd-Frank Wall Street Reform and Consumer	OCI: Other Comprehensive Income
Protection Act	OTS: Office of Thrift Supervision
DIF: Deposit Insurance Fund	PCAOB: Public Company Accounting Oversight Board
EaR: Earnings at Risk	PMI: Private Mortgage Insurance
EPS: Earnings per Share	PMIC: PMI Mortgage Insurance Co.
ESOP: Third Federal Employee (Associate) Stock	QTL: Qualified Thrift Lender
Ownership Plan	REMICs: Real Estate Mortgage Investment Conduits
EVE: Economic Value of Equity	REO: Real Estate Owned
Fannie Mae: Federal National Mortgage Association	SEC: United States Securities and Exchange Commission
FASB: Financial Accounting Standards Board	SOFR: Secured Overnight Financing Rate
FDIC: Federal Deposit Insurance Corporation	TDR: Troubled Debt Restructuring
FHFA: Federal Housing Finance Agency	Third Federal Savings, MHC: Third Federal Savings
FHLB: Federal Home Loan Bank	and Loan Association of Cleveland, MHC

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	December 31, 2023	September 30, 2023
ASSETS
Cash and due from banks	$45,858	$29,134
Other interest-earning cash equivalents	505,910	437,612
Cash and cash equivalents	551,768	466,746
Investment securities available for sale (amortized cost $563,451 and $561,715, respectively)	525,175	508,324
Mortgage loans held for sale ($0 and $3,260 measured at fair value, respectively)	1,095	3,260
Loans held for investment, net:
Mortgage loans	15,210,653	15,177,844
Other loans	4,811	4,411
Deferred loan expenses, net	60,862	60,807
Allowance for credit losses on loans	(69,084)	(77,315)
Loans, net	15,207,242	15,165,747
Mortgage loan servicing rights, net	7,634	7,400
Federal Home Loan Bank stock, at cost	254,700	247,098
Real estate owned, net	1,070	1,444
Premises, equipment, and software, net	34,209	34,708
Accrued interest receivable	55,614	53,910
Bank owned life insurance contracts	311,848	312,072
Other assets	103,436	117,270
TOTAL ASSETS	$17,053,791	$16,917,979
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$9,921,056	$9,449,820
Borrowed funds	5,030,561	5,273,637
Borrowers’ advances for insurance and taxes	109,093	124,417
Principal, interest, and related escrow owed on loans serviced	29,204	29,811
Accrued expenses and other liabilities	97,150	112,933
Total liabilities	15,187,064	14,990,618
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,710,854 and 280,359,173 outstanding at December 31, 2023 and September 30, 2023, respectively	3,323	3,323
Paid-in capital	1,750,440	1,755,027
Treasury stock, at cost; 51,607,896 and 51,959,577 shares at December 31, 2023 and September 30, 2023, respectively	(772,195)	(776,101)
Unallocated ESOP shares	(26,000)	(27,084)
Retained earnings—substantially restricted	900,973	886,984
Accumulated other comprehensive income	10,186	85,212
Total shareholders’ equity	1,866,727	1,927,361
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,053,791	$16,917,979
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	December 31,
	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$162,035	$129,665
Investment securities available for sale	4,395	3,062
Other interest and dividend earning assets	10,729	6,243
Total interest and dividend income	177,159	138,970
INTEREST EXPENSE:
Deposits	64,326	29,855
Borrowed funds	43,741	33,958
Total interest expense	108,067	63,813
NET INTEREST INCOME	69,092	75,157
PROVISION (RELEASE) FOR CREDIT LOSSES	(1,000)	(1,000)
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	70,092	76,157
NON-INTEREST INCOME:
Fees and service charges, net of amortization	1,748	1,936
Net gain on the sale of loans	481	17
Increase in and death benefits from bank owned life insurance contracts	3,191	2,238
Other	895	966
Total non-interest income	6,315	5,157
NON-INTEREST EXPENSE:
Salaries and employee benefits	27,116	28,403
Marketing services	4,431	7,713
Office property, equipment and software	6,845	6,800
Federal insurance premium and assessments	3,778	2,761
State franchise tax	1,176	1,208
Other expenses	6,931	6,309
Total non-interest expense	50,277	53,194
INCOME BEFORE INCOME TAXES	26,130	28,120
INCOME TAX EXPENSE	5,423	5,927
NET INCOME	$20,707	$22,193
Earnings per share—basic and diluted	$0.07	$0.08
Weighted average shares outstanding
Basic	277,841,526	277,320,904
Diluted	279,001,898	278,462,937
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2023	2022
Net income	$20,707	$22,193
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale	11,655	(1,961)
Net change in cash flow hedges	(87,205)	1,636
Net change in defined benefit plan obligation	524	197
Total other comprehensive income (loss)	(75,026)	(128)
Total comprehensive income (loss)	$(54,319)	$22,065
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended December 31, 2022
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2022	$3,323	$1,751,223	$(771,986)	$(31,417)	$870,047	$23,149	$1,844,339
Net income	—	—	—	—	22,193	—	22,193
Other comprehensive income (loss), net of tax	—	—	—	—	—	(128)	(128)
ESOP shares allocated or committed to be released	—	397	—	1,083	—	—	1,480
Compensation costs for equity incentive plans	—	1,151	—	—	—	—	1,151
Purchase of treasury stock (315,000 shares)	—	—	(4,316)	—	—	—	(4,316)
Treasury stock allocated to equity incentive plan	—	(1,751)	1,148	—	—	—	(603)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,527)	—	(14,527)
Balance at December 31, 2022	$3,323	$1,751,020	$(775,154)	$(30,334)	$877,713	$23,021	$1,849,589

	For the Three Months Ended December 31, 2023
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2023	$3,323	$1,755,027	$(776,101)	$(27,084)	$886,984	$85,212	$1,927,361
Cumulative effect from changes in accounting principle, net of tax[1]	—	—	—	—	7,898	—	7,898
Net income	—	—	—	—	20,707	—	20,707
Other comprehensive income (loss), net of tax	—	—	—	—	—	(75,026)	(75,026)
ESOP shares allocated or committed to be released	—	322	—	1,084	—	—	1,406
Compensation costs for equity incentive plans	—	915	—	—	—	—	915
Treasury stock allocated to equity incentive plan	—	(5,824)	3,906	—	—	—	(1,918)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,616)	—	(14,616)
Balance at December 31, 2023	$3,323	$1,750,440	$(772,195)	$(26,000)	$900,973	$10,186	$1,866,727
[1]Related to ASU 2022-02 adopted October 1, 2023.
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Three Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,707	$22,193
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,321	2,631
Depreciation and amortization	4,581	4,209
Deferred income taxes	(25)	(45)
Provision (release) for credit losses	(1,000)	(1,000)
Net gain on the sale of loans	(481)	(17)
Other net (gains) losses	239	(300)
Proceeds from sales of loans held for sale	4,369	6,699
Loans originated and principal repayments on loans for sale	(2,123)	(9,676)
Increase in bank owned life insurance contracts	(3,191)	(2,238)
Net decrease (increase) in interest receivable and other assets	1,960	(6,617)
Net increase in accrued expenses and other liabilities	8,969	62,971
Net cash provided by operating activities	36,326	78,810
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(769,865)	(857,810)
Principal repayments on loans	649,526	626,555
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	79,120	21,945
Proceeds from sale of:
Loans	84,975	12,381
Real estate owned	133	45
FHLB stock	26,913	—
Purchases of:
FHLB stock	(34,515)	(10,125)
Securities available for sale	(80,835)	(40,318)
Premises and equipment	(703)	(1,963)
Other	3,414	457
Net cash used in investing activities	(41,837)	(248,833)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	463,767	92,037
Net decrease in borrowers' advances for insurance and taxes	(15,324)	(8,180)
Net decrease in principal and interest owed on loans serviced	(607)	(1,413)
Net increase in short-term borrowed funds	(717,000)	(85,000)
Net increase (decrease) in Fed Funds purchased	—	(75,000)
Proceeds from long-term borrowed funds	575,000	350,000
Repayment of long-term borrowed funds	(100,805)	(1,142)
Cash collateral/settlements received from (provided to) derivative counterparties	(97,809)	(7,677)
Acquisition of treasury shares	(1,918)	(4,919)
Dividends paid to common shareholders	(14,771)	(14,666)
Net cash provided by financing activities	90,533	244,040
NET INCREASE IN CASH AND CASH EQUIVALENTS	85,022	74,017
CASH AND CASH EQUIVALENTS—Beginning of period	466,746	369,564
CASH AND CASH EQUIVALENTS—End of period	$551,768	$443,581
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$60,484	$28,797
Cash paid for interest on borrowed funds	62,517	35,375
Cash paid (received) for interest on interest rate swaps	(22,351)	(4,064)
Cash paid for income taxes	220	428
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	—	236
Transfer of loans from held for investment to held for sale	84,868	12,368
Treasury stock issued for stock benefit plans	5,824	1,751
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering and, to a much lesser extent, other financial services. As of December 31, 2023, approximately 80.9% of the Company’s outstanding shares were owned by the federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at December 31, 2023, and its consolidated results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
In accordance with SEC Regulation S-X for interim financial information, these financial statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, contains audited consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024 or for any other period.
Effective October 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), eliminating the accounting guidance for TDR by creditors in Subtopic 310-40. Refer to Note 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES and Note 14. RECENT ACCOUNTING PRONOUNCEMENTS for additional details related to the adoption.
Per ASC 606, Revenue from Contracts with Customers, an entity is required to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. Three of the Company's revenue streams within scope of Topic 606 are the sales of REO, interchange income, and deposit account and other transaction-based service fee income. Those streams are not material to the Company's consolidated financial statements and therefore quantitative information regarding these streams is not disclosed.

2.EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At December 31, 2023 and 2022, the ESOP held 2,600,036 and 3,033,376 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended December 31,
	2023			2022
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$20,707			$22,193
Less: income allocated to restricted stock units	405			389
Basic earnings per share:
Income available to common shareholders	20,302	277,841,526	$0.07	21,804	277,320,904	$0.08
Diluted earnings per share:
Effect of dilutive potential common shares		1,160,372			1,142,033
Income available to common shareholders	$20,302	279,001,898	$0.07	$21,804	278,462,937	$0.08

The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended December 31,
	2023	2022
Options to purchase shares	1,991,975	2,043,575
Restricted and performance stock units	30,000	40,000

3.INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below.

	December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$489,285	$701	$(38,898)	$451,088
Fannie Mae certificates	952	29	(4)	977
Freddie Mac certificates	1,140	—	(31)	1,109
U.S. government and agency obligations	72,074	221	(294)	72,001
Total	$563,451	$951	$(39,227)	$525,175

	September 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$495,874	$—	$(52,867)	$443,007
Fannie Mae certificates	834	1	(21)	814
Freddie Mac certificates	1,141	—	(97)	1,044
U.S. government and agency obligations	63,866	—	(407)	63,459
Total	$561,715	$1	$(53,392)	$508,324
 At December 31, 2023 and September 30, 2023, investment securities included $68,257 and $59,813, respectively, of U.S. government obligations pledged as collateral on our open swap positions to meet margin requirements established by the clearing organization. Accrued interest on investment securities is $1,730 and $1,907 at December 31, 2023 and September 30, 2023, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
The following is a summary of our securities portfolio by the period remaining until contractual maturity and yield at December 31, 2023. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields are not presented on a tax-equivalent basis and are calculated by multiplying each carry value by its yield and dividing the sum of these results by the total carry values. We did not hold any tax-exempt securities.

	December 31, 2023			September 30, 2023
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$68,082	$68,303	5.26%	$59,948	$59,936	5.13%
Due after one to five years	11,790	11,321	2.04	10,529	9,929	2.00
Due after five to ten years	32,495	31,267	2.98	31,372	29,381	2.42
Ten years or greater	451,084	414,284	2.93	459,866	409,078	2.82
Total	$563,451	$525,175	3.20%	$561,715	$508,324	3.03%

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at December 31, 2023 and September 30, 2023, were as follows:

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$19,159	$95	$375,143	$38,803	$394,302	$38,898
Fannie Mae certificates	99	4	—	—	99	4
Freddie Mac certificates	1,110	31	—	—	1,110	31
U.S. government and agency obligations	—	—	3,745	294	3,745	294
Total	$20,368	$130	$378,888	$39,097	$399,256	$39,227

	September 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$80,452	$1,749	$362,555	$51,118	$443,007	$52,867
Fannie Mae certificates	578	21	—	—	578	21
Freddie Mac certificates	1,045	97	—	—	1,045	97
U.S. government and agency obligations	59,813	11	3,646	396	63,459	407
Total	$141,888	$1,878	$366,201	$51,514	$508,089	$53,392
The unrealized losses on investment securities were attributable to an increase in market interest rates. The investment portfolio is comprised entirely of securities issued by U.S. government entities and agencies, which supports an expectation of no credit loss estimates since principal and interest payments due on these securities carry the full faith and credit guaranty of the U.S. government. In addition, the U.S. Treasury Department established financing agreements in 2008 to ensure Fannie Mae and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.
Since the decline in value is primarily attributable to an increase in market interest rates and not credit quality deterioration and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities prior to recovery of the amortized cost, the Company did not record an allowance for credit losses as of December 31, 2023.

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	December 31, 2023	September 30, 2023
Real estate loans:
Residential Core	$11,949,511	$12,078,158
Residential Home Today	44,903	46,508
Home equity loans and lines of credit	3,197,747	3,030,526
Construction	40,717	48,406
Real estate loans	15,232,878	15,203,598
Other loans	4,811	4,411
Add (deduct):
Deferred loan expenses, net	60,862	60,807
Loans in process	(22,225)	(25,754)
Allowance for credit losses on loans	(69,084)	(77,315)
Loans held for investment, net	$15,207,242	$15,165,747
Loans held for investment are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses and any applicable loans-in-process. Accrued interest is $53,878 and $51,989 as of December 31, 2023 and September 30, 2023, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. As of December 31, 2023 and September 30, 2023, the percentage of aggregate Residential Core, Home Today and Construction loans secured by properties in Ohio was 58% and 57%, respectively, and the percentage of loans secured by properties in Florida was 18% as of both dates. As of December 31, 2023 and September 30, 2023, home equity loans and lines of credit were concentrated in Ohio (25% and 26%, respectively), Florida (23% and 22%, respectively), and California (17% as of both dates).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to periodic rate adjustments caps and various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $4,706,373 and $4,760,843 at December 31, 2023 and September 30, 2023, respectively.
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
Loans held for sale include loans originated with the intent to sell which are generally priced in alignment with secondary market pricing and may be subject to loan level pricing adjustments. Additionally, loans originated or purchased for the held for investment portfolio may later be identified for sale and transferred to the held for sale portfolio, which may include loans originated or purchased within the parameters of programs established by Fannie Mae. During the three months ended December 31, 2023 and December 31, 2022, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At December 31, 2023 and September 30, 2023, mortgage loans held for sale totaled $1,095 and $3,260, respectively. During the three months ended December 31, 2023, the principal balance of loans sold was $87,843 compared to $19,182 during the three months ended December 31, 2022. During the three months ended December 31, 2023 and December 31, 2022, there were no transfers to the held for investment portfolio.

DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at December 31, 2023 and September 30, 2023 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2023
Real estate loans:
Residential Core	$3,299	$1,744	$10,251	$15,294	$11,958,511	$11,973,805
Residential Home Today	953	401	648	2,002	42,420	44,422
Home equity loans and lines of credit	3,371	1,218	3,977	8,566	3,226,502	3,235,068
Construction	—	—	—	—	18,220	18,220
Total real estate loans	7,623	3,363	14,876	25,862	15,245,653	15,271,515
Other loans	—	—	—	—	4,811	4,811
Total	$7,623	$3,363	$14,876	$25,862	$15,250,464	$15,276,326

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2023
Real estate loans:
Residential Core	$3,680	$1,763	$8,268	$13,711	$12,089,228	$12,102,939
Residential Home Today	666	323	855	1,844	44,186	46,030
Home equity loans and lines of credit	3,271	690	3,876	7,837	3,059,444	3,067,281
Construction	—	—	—	—	22,401	22,401
Total real estate loans	7,617	2,776	12,999	23,392	15,215,259	15,238,651
Other loans	—	—	—	—	4,411	4,411
Total	$7,617	$2,776	$12,999	$23,392	$15,219,670	$15,243,062

Loans are placed in non-accrual status when they are contractually 90 days or more past due. The number of days past due is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment. Loans with a partial charge-off are placed in non-accrual and will remain in non-accrual status until, at a minimum, the loss is recovered. Loans modified that were in non-accrual status prior to modification and loans with forbearance plans that were subsequently modified, are reported in non-accrual status for a minimum of six months after modification. Loans modified with a high debt-to-income ratio at the time of modification are placed in non-accrual status for a minimum of 12 months. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status.
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative allowance, primarily because they have already been collaterally reviewed and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. Balances are adjusted for deferred loan fees and expenses. There are no loans 90 or more days past due and still accruing at December 31, 2023 or September 30, 2023.

	December 31, 2023		September 30, 2023
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$19,148	$21,173	$15,691	$19,414
Residential Home Today	4,062	4,319	4,511	4,623
Home equity loans and lines of credit	6,966	8,003	7,035	7,877
Total non-accrual loans	$30,176	$33,495	$27,237	$31,914
At December 31, 2023 and September 30, 2023, respectively, the amortized cost in non-accrual loans includes $18,633 and $18,915 which are performing according to the terms of their agreement, of which $11,611 and $11,508 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. At December 31, 2023 and September 30, 2023, real estate loans include $10,041 and $9,144, respectively, of loans that were in the process of foreclosure.
Interest on loans in accrual status is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $162 for both the three months ended December 31, 2023 and December 31, 2022. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a modification when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a modification that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.

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
Partial or full charge-offs are recognized for the amount of credit losses on loans when the borrower is experiencing financial difficulty as described by meeting the conditions below.
•For residential mortgage loans, payments are greater than 180 days delinquent;
•For home equity loans and lines of credit, and modified residential loans, payments are greater than 90 days delinquent;
•For all classes of loan modifications with a high debt-to-income ratio at time of modification;

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
Charge-offs on residential mortgage loans, home equity loans and lines of credit, and construction loans are also recognized when triggering events, such as foreclosure actions, short sales, or deeds accepted in lieu of repayment, result in less than full repayment of the amortized cost in the loans.
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
The allowance for credit losses represents the estimate of lifetime losses in the loan portfolio and unfunded loan commitments. The allowance is estimated at each reporting date using relevant available information relating to past events, current conditions and reasonable and supportable forecasts. The Company utilizes loan level regression models with forecasted economic data to derive the probability of default and loss given default factors. These factors are used to calculate the loan level credit loss over a 24-month period with an immediate reversion to historical mean loss rates for the remaining life of the loans.
The Company adopted ASU 2022-02 on October 1, 2023, which eliminated the accounting for TDRs. As such, at December 31, 2023, there was no allowance for individually reviewed TDRs (IVAs), based on the present value of cash flows, as compared to September 30, 2023, when there was $9,546. Effective with this adoption, losses on loans with modifications to borrowers experiencing financial difficulties, previously identified as TDRs, will be estimated as described above, in the same manner as loans that have not been subject to such modifications.
Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors, are recognized when forecasted economic data used in the model differs from management's view or contains significant unobservable changes within a short period, particularly when those changes are directionally positive. Identifiable model limitations may also lead to qualitative adjustments, such as those made to reflect the expected recovery of loan amounts previously charged-off, beyond what the model is able to project. The qualitative adjustments resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. The net qualitative adjustment at December 31, 2023, was a reduction to the allowance for credit losses of $7,419 compared to a reduction of $13,425 at September 30, 2023. During the quarter, a portion of the loss estimate that had previously been measured qualitatively was reclassed to the model-driven quantitative estimate due to enhancements in the accessibility of certain data. Adjustments are evaluated quarterly based on current facts and circumstances.

Activity in the allowance for credit losses by portfolio segment is summarized as follows. See Note 11. LOAN COMMITMENTS AND CONTINGENT LIABILITIES for further details on the allowance for unfunded commitments.

	For the Three Months Ended December 31, 2023
	Beginning Balance	Adoption of ASU 2022-02	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$55,375	$(5,896)	$(301)	$(150)	$361	$49,389
Residential Home Today	(1,236)	(1,896)	(138)	(30)	486	(2,814)
Home equity loans and lines of credit	23,047	(2,470)	1,519	(330)	670	22,436
Construction	129	—	(56)	—	—	73
Total real estate loans	$77,315	$(10,262)	$1,024	$(510)	$1,517	$69,084
Total Unfunded Loan Commitments (1)	$27,515	$—	$(2,024)	$—	$—	$25,491
Total Allowance for Credit Losses	$104,830	$(10,262)	$(1,000)	$(510)	$1,517	$94,575

	For the Three Months Ended December 31, 2022
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$53,506	$792	$(114)	$314	$54,498
Residential Home Today	(997)	(506)	(173)	691	(985)
Home equity loans and lines of credit	20,032	(402)	(127)	1,080	20,583
Construction	354	27	—	—	381
Total real estate loans	$72,895	$(89)	$(414)	$2,085	$74,477
Total Unfunded Loan Commitments (1)	$27,021	$(911)	$—	$—	$26,110
Total Allowance for Credit Losses	$99,916	$(1,000)	$(414)	$2,085	$100,587
(1) For all periods presented, the total allowance for unfunded loan commitments is recorded in other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

CLASSIFIED LOANS
The following tables provides the amortized cost and information about the credit quality of residential loan receivables by an internally assigned grade as of the dates presented. Revolving loans reported at amortized cost include home equity lines of credit currently in their draw period. Revolving loans converted to term are home equity lines of credit that are in repayment. Home equity loans and bridge loans are segregated by origination year. Loans, or the portions of loans, classified as loss are fully charged-off in the period in which they are determined to be uncollectible; therefore they are not included in the following table. No Home Today loans are classified Special Mention and all construction loans are classified Pass for both periods presented.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2024	2023	2022	2021	2020	Prior			Total
December 31, 2023
Real estate loans:
Residential Core
Pass	$213,928	$1,576,559	$3,123,970	$2,003,759	$1,314,293	$3,713,876	$—	$—	$11,946,385
Special Mention	—	—	—	—	—	1,084	—	—	1,084
Substandard	—	434	1,653	1,188	1,456	21,605	—	—	26,336
Total Residential Core	213,928	1,576,993	3,125,623	2,004,947	1,315,749	3,736,565	—	—	11,973,805
Residential Home Today (1)
Pass	—	—	—	—	—	39,074	—	—	39,074
Substandard	—	—	—	—	—	5,348	—	—	5,348
Total Residential Home Today	—	—	—	—	—	44,422	—	—	44,422
Home equity loans and lines of credit
Pass	80,411	195,376	68,573	22,740	6,280	18,669	2,769,478	59,136	3,220,663
Special Mention	—	76	357	—	—	116	3,143	518	4,210
Substandard	—	109	—	141	94	119	4,987	4,745	10,195
Total Home equity loans and lines of credit	80,411	195,561	68,930	22,881	6,374	18,904	2,777,608	64,399	3,235,068
Total Construction	3,021	10,962	4,237	—	—	—	—	—	18,220
Total real estate loans
Pass	297,360	1,782,897	3,196,780	2,026,499	1,320,573	3,771,619	2,769,478	59,136	15,224,342
Special Mention	—	76	357	—	—	1,200	3,143	518	5,294
Substandard	—	543	1,653	1,329	1,550	27,072	4,987	4,745	41,879
Total real estate loans	$297,360	$1,783,516	$3,198,790	$2,027,828	$1,322,123	$3,799,891	$2,777,608	$64,399	$15,271,515
(1) No new originations of Home Today loans since fiscal 2016.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term
	By fiscal year of origination
	2023	2022	2021	2020	2019	Prior			Total
September 30, 2023
Real estate loans:
Residential Core
Pass	$1,667,029	$3,169,609	$2,054,744	$1,342,854	$563,955	$3,275,978	$—	$—	$12,074,169
Special Mention	—	—	612	—	106	1,025	—	—	1,743
Substandard	185	823	1,285	1,806	721	22,207	—	—	27,027
Total Residential Core	1,667,214	3,170,432	2,056,641	1,344,660	564,782	3,299,210	—	—	12,102,939
Residential Home Today (1)
Pass	—	—	—	—	—	40,335	—	—	40,335
Substandard	—	—	—	—	—	5,695	—	—	5,695
Total Residential Home Today	—	—	—	—	—	46,030	—	—	46,030
Home equity loans and lines of credit
Pass	210,131	72,229	23,989	6,965	6,192	13,704	2,657,028	63,399	3,053,637
Special Mention	—	129	—	52	32	102	2,830	370	3,515
Substandard	—	—	140	96	—	120	4,849	4,924	10,129
Total Home equity loans and lines of credit	210,131	72,358	24,129	7,113	6,224	13,926	2,664,707	68,693	3,067,281
Total Construction	11,646	10,755	—	—	—	—	—	—	22,401
Total real estate loans
Pass	1,888,806	3,252,593	2,078,733	1,349,819	570,147	3,330,017	2,657,028	63,399	15,190,542
Special Mention	—	129	612	52	138	1,127	2,830	370	5,258
Substandard	185	823	1,425	1,902	721	28,022	4,849	4,924	42,851
Total real estate loans	$1,888,991	$3,253,545	$2,080,770	$1,351,773	$571,006	$3,359,166	$2,664,707	$68,693	$15,238,651
(1) No new originations of Home Today loans since fiscal 2016.
The following table provides information on the gross charge-offs of residential loan receivables for the period presented. There were no gross charge-offs in the construction loan portfolio for the period presented and there were no gross charge-offs in the non-revolving portfolios with origination years between 2020 and 2024 for the period presented.

	For the Three Months Ended December 31, 2023
	Origination year prior to fiscal 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
Real estate loans:
Residential Core	$150	$—	$—	$150
Residential Home Today (1)	30	—	—	30
Home equity loans and lines of credit	—	163	167	330
Total real estate loans	$180	$163	$167	$510
(1) No new originations of Home Today loans since fiscal 2016.
The home equity lines of credit converted from revolving to term loans during the three months ended December 31, 2023 and December 31, 2022 totaled $1,135 and $396, respectively. The amount of conversions to term loans is expected to remain low for several years since the length of the draw period on new originations changed from five to ten years in 2016.
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
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At December 31, 2023 and September 30, 2023, no other loans were graded as non-performing.

MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
On October 1, 2023, the Company adopted ASU 2022-02, which eliminates the accounting guidance for TDRs by creditors and enhances the disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. For additional information on the adoption, refer to Note 14. RECENT ACCOUNTING PRONOUNCEMENTS.
To mitigate losses, the Company works with borrowers who are experiencing financial difficulty to identify solutions the borrowers can afford by entering into agreements to modify their loans. These efforts often result in modifications to the payment terms of the loan, which vary by situation and may include interest rate reductions, term extensions, significant payment delays, other, or a combination thereof. The Company does not generally offer principal forgiveness as a type of modification.
If a borrower is experiencing an income curtailment that temporarily has reduced their capacity to repay, such as loss of employment, reduction of work hours, non-paid leave or short-term disability, a temporary modification is considered. If a borrower lacks the capacity to repay the loan at the current terms due to a permanent condition, a permanent modification is considered. Loans may be modified more than once. Among other requirements, a subsequent modification may be available for a borrower upon the expiration of temporary modified terms if the borrower is unable to resume contractually scheduled loan payments. In evaluating the need for a subsequent modification, the borrower’s ability to repay is generally assessed utilizing a debt-to-income and cash flow analysis.
The following table represents the amortized cost of modifications by type during the period presented. For the three months ended December 31, 2023, there were no modifications made on construction loans.

	For the Three Months Ended December 31, 2023
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Other	Combination-Rate Reduction & Term Extension	Total	% of Total Class
Residential Core	$—	$2	$851	$—	$124	$977	0.01%
Residential Home Today	—	—	29	48	131	208	0.47
Home equity loans and lines of credit	—	—	493	—	84	577	0.02
Total	$—	$2	$1,373	$48	$339	$1,762	0.01%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended December 31, 2023.

	For the Three Months Ended December 31, 2023
	Interest Rate Reduction		Term Extension
	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life
	From	To
Residential Core	5.99%	2.00%	7.3
Residential Home Today	4.26%	2.00%	20.0
Home equity loans and lines of credit	4.24%	3.45%	17.4

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored by the Company to understand the effectiveness of modification efforts. Modifications made to borrowers experiencing financial difficulty that become 90 days or more past due under the modified terms are considered subsequently defaulted. There were no modifications that had subsequently defaulted for the three months ending December 31, 2023.

The following table presents the performance by loan type for loans modified to borrowers experiencing financial difficulty, on or after October 1, 2023, the date of which the Company adopted ASU 2022-02, through December 31, 2023. The loans in delinquency status consisted of only significant payment delays, which are still reported delinquent even after modification.

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$—	$—	$613	$613	$363	$976
Residential Home Today	—	—	17	17	191	208
Home equity loans and lines of credit	—	—	493	493	85	578
Total	$—	$—	$1,123	$1,123	$639	$1,762

TROUBLED DEBT RESTRUCTURINGS PRIOR TO THE ADOPTION OF ASU 2022-02
Prior to the adoption of ASU 2022-02, initial concessions granted for loans restructured as TDRs include reduction of interest rate, extension of amortization period, capitalization of delinquent amounts, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also could occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company. At September 30, 2023, $73,172 of TDRs individually evaluated for credit loss have adequately performed under the terms of the restructuring and are classified as Pass loans.
The amortized cost in TDRs by category as of September 30, 2023 is shown in the table below.

September 30, 2023	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$28,546	$15,730	$9,577	$53,853
Residential Home Today	9,390	10,114	1,691	21,195
Home equity loans and lines of credit	21,063	2,460	879	24,402
Total	$58,999	$28,304	$12,147	$99,450
The following table sets forth the amortized cost in TDRs restructured during the period presented. For all loans modified during the three months ended December 31, 2022, the pre-modified outstanding amortized cost was not materially different from the post-modified outstanding amortized cost.

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

	For the Three Months Ended December 31, 2022
TDRs That Subsequently Defaulted	Number of Contracts	Amortized Cost
Residential Core	5	$676
Residential Home Today	3	74
Home equity loans and lines of credit	—	—
Total	8	$750

5.DEPOSITS
Deposit account balances are summarized as follows:

	December 31, 2023	September 30, 2023
Checking accounts	$930,646	$983,396
Savings accounts, excluding money market accounts	1,361,643	1,460,601
Money market accounts	281,142	346,479
Certificates of deposit	7,329,576	6,648,982
	9,903,007	9,439,458
Accrued interest	18,049	10,362
Total deposits	$9,921,056	$9,449,820
The aggregate amount of CDs in denominations of more than $250 was $975,375 and $845,375 at December 31, 2023, and September 30, 2023, respectively. In accordance with the DFA, the maximum amount of federal deposit insurance is $250 per depositor for each account ownership category.
Brokered CDs (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $1,485,226 and $1,162,601 at December 31, 2023 and September 30, 2023, respectively, of which $875,000 and $665,000 were aligned with interest rate swaps discussed in Note 13. DERIVATIVE INSTRUMENTS. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at December 31, 2023 and September 30, 2023, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
At December 31, 2023, the Association had a maximum borrowing capacity of $8,041,072, of which $5,030,561 was outstanding. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati, as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. The Association also has the ability to purchase Fed Funds through arrangements with other institutions. Additionally, the ability to borrow from the FRB-Cleveland Discount Window is available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio.
Total borrowings at December 31, 2023 are summarized in the table below:

	Borrowing Capacity	Borrowings Available	Borrowings Outstanding
FHLB	$6,761,582	$1,753,527	$5,008,055
FRB Cleveland	704,490	704,490	—
Fed Funds Purchased	575,000	575,000	—
Subtotal	$8,041,072	$3,033,017	5,008,055
Accrued Interest			22,506
Total Borrowings			$5,030,561

Maturities of borrowings at December 31, 2023 are summarized in the table below.

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$900,000	1.78%
13 to 24 months	900,000	2.85
25 to 36 months	800,497	2.90
37 to 48 months	1,077,007	3.52
49 to 60 months	375,000	3.69
Over 60 months	955,551	3.35
Total Advances	5,008,055	2.97%
Accrued interest	22,506
Total	$5,030,561
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
For the three month periods ended December 31, 2023 and December 31, 2022, net interest expense related to short-term borrowings was $32,973 and $38,636, respectively.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	December 31, 2023				December 31, 2022
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(41,173)	$135,532	$(9,147)	$85,212	$(33,899)	$68,883	$(11,835)	$23,149
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(17,193) and $1,574	11,655	(69,974)	418	(57,901)	(1,961)	6,775	—	4,814
Amounts reclassified, net of tax expense (benefit) of $(5,086) and $(1,427)	—	(17,231)	106	(17,125)	—	(5,139)	197	(4,942)
Other comprehensive income (loss)	11,655	(87,205)	524	(75,026)	(1,961)	1,636	197	(128)
Balance at end of period	$(29,518)	$48,327	$(8,623)	$10,186	$(35,860)	$70,519	$(11,638)	$23,021

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended December 31,		Line Item in the Consolidated Statements of Income
	2023	2022
Cash flow hedges:
Interest (income) expense	$(22,348)	$(6,624)	Interest expense
Net income tax effect	5,117	1,485	Income tax expense
Net of income tax expense	(17,231)	(5,139)

Amortization of defined benefit plan:
Actuarial loss	137	255	(a)
Net income tax effect	(31)	(58)	Income tax expense
Net of income tax expense	106	197

Total reclassifications for the period	$(17,125)	$(4,942)

(a) This item is included in the computation of net periodic pension cost. See Note 9. DEFINED BENEFIT PLAN for additional disclosure.

8.    INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and city jurisdictions. The Company’s combined federal and state effective income tax rate was 20.8% and 21.1% for the three months ended December 31, 2023 and December 31, 2022, respectively.
The Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2020. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the consolidated financial statements as a component of its provision for income taxes.
The Company makes certain investments in limited partnerships, which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three months ended December 31, 2023 and December 31, 2022.

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

The components of net periodic cost recognized in other non-interest expense in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	For the Three Months Ended
	December 31,
	2023	2022
Interest cost	$827	$831
Expected return on plan assets	(996)	(968)
Amortization of net loss	137	255
Net periodic (benefit) cost	$(32)	$118
There were no required minimum employer contributions during the three months ended December 31, 2023. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2024.

10.    EQUITY INCENTIVE PLAN
During the three months ended December 31, 2023, performance share units granted in December 2021 were reduced by 2,655 units, according to the targeted performance formula. The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented. There was no stock option expense for either period presented.

	For the Three Months Ended
	December 31,
	2023	2022
Restricted stock units expense	$669	$941
Performance share units expense	246	210
Total stock-based compensation expense	$915	$1,151
At December 31, 2023, 1,991,975 shares were subject to vested options, with a weighted average exercise price of $15.69 per share and a weighted average grant date fair value of $2.42 per share. At December 31, 2023, 142,770 restricted stock units and 152,445 performance share units with a weighted average grant date fair value of $15.09 and $15.05 per unit, respectively, are unvested. Expected future compensation expense, relating to the 908,518 restricted stock units and 152,445 performance share units outstanding as of December 31, 2023, is $1,937 over a weighted average period of 2.7 years and $1,009 over a weighted average period of 1.7 years, respectively. Each unit is equivalent to one share of common stock.

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

At December 31, 2023, the Company had commitments to originate or purchase loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$43,343	$217
Adjustable-rate mortgage loans	18,961	97
Home equity loans and lines of credit	144,711	2,034
Total	$207,015	$2,348
At December 31, 2023, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$4,754,008	$22,915
Construction loans	22,225	228
Total	$4,776,233	$23,143
At December 31, 2023, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $4,785,036.
At December 31, 2023 and September 30, 2023, the Company had $5,991 and $2,094, respectively, in commitments to sell mortgage loans. At December 31, 2023 and September 30, 2023, the Company had $6,357 and $51,275, respectively, in commitments to purchase mortgage loans, which are included in mortgage loan commitments above.
The above commitments are expected to be funded through normal operations.
The Company is undergoing an escheat audit covering the states of Ohio, Kentucky and Florida. Any potential loss, or range of loss, that may result from this matter is not reasonably estimable at December 31, 2023.
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At December 31, 2023 and September 30, 2023, there were no pending agency contracts held for sale. During the three months ended December 31, 2023 and December 31, 2022, there was no change in fair value related to loans held for sale that were subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2023 and September 30, 2023, this includes $525,175 and $508,324, respectively, of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations, that can include items issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from independent third-party nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third-party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At December 31, 2023 and September 30, 2023, there were $0 and $3,260, respectively, of loans held for sale measured at fair value. At December 31, 2023 and September 30, 2023, there were $1,095 and $0, respectively, of loans held for sale carried at cost. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at December 31, 2023 and September 30, 2023, were $1,070 and $1,444, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2023 and September 30, 2023, these adjustments were not significant to reported fair values. At December 31, 2023 and September 30, 2023, $795 and $1,413, respectively, of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis, where the cost basis equals or exceeds the estimated fair values, less estimated costs to dispose, of $64 and $163, respectively. Real estate owned includes $339 and $194 of properties carried at their original or adjusted cost basis at December 31, 2023 and September 30, 2023, respectively.
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

Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at December 31, 2023 and September 30, 2023, are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$451,088	$—	$451,088	$—
Fannie Mae certificates	977	—	977	—
Freddie Mac securities	1,109	—	1,109	—
U.S. government and agency obligations	72,001	—	72,001	—
Derivatives:
Interest rate lock commitments	55	—	—	55
Total	$525,230	$—	$525,175	$55
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	115	—	115	—
Total	$115	$—	$115	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$443,007	$—	$443,007	$—
Fannie Mae certificates	814	—	814	—
Freddie Mac certificates	1,044	—	1,044	—
U.S. government and agency obligations	63,459	—	63,459	—
Derivatives:
Forward commitments for the sale of mortgage loans	11	—	11	—
Total	$508,335	$—	$508,335	$—
Liabilities
Derivatives:
Interest rate lock commitments	1	—	—	1
Total	$1	$—	$—	$1

The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended December 31,
	2023	2022
Beginning balance	$(1)	$(333)
Gain during the period due to changes in fair value:
Included in other non-interest income	56	304
Ending balance	$55	$(29)
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$55	$(29)
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$38,562	$—	$—	$38,562
Real estate owned(1)	795	—	—	795
Total	$39,357	$—	$—	$39,357

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$38,289	$—	$—	$38,289
Mortgage loans held for sale	3,260	—	3,260	—
Real estate owned(1)	1,413	—	—	1,413
Total	$42,962	$—	$3,260	$39,702
(1)Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments include mortgage origination applications.

	Fair Value
	December 31, 2023	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$38,562	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	34%	4.6%

Interest rate lock commitments	$55	Quoted Secondary Market pricing	Closure rate	0	-	100%	86.3%

	Fair Value
	September 30, 2023	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$38,289	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	30%	4.8%

Interest rate lock commitments	$(1)	Quoted Secondary Market pricing	Closure rate	0	-	100%	99.5%
The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	December 31, 2023
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$45,858	$45,858	$45,858	$—	$—
Interest-earning cash equivalents	505,910	505,910	505,910	—	—
Investment securities available for sale	525,175	525,175	—	525,175	—
Mortgage loans held for sale	1,095	1,131	—	1,131	—
Loans, net:
Mortgage loans held for investment	15,202,431	13,668,817	—	—	13,668,817
Other loans	4,811	4,811	—	—	4,811
Federal Home Loan Bank stock	254,700	254,700	N/A	—	—
Accrued interest receivable	55,614	55,614	—	55,614	—
Cash collateral received from or held by counterparty	9,595	9,595	9,595	—	—
Derivatives	55	55	—	—	55
Liabilities:
Checking and passbook accounts	$2,573,431	$2,573,431	$—	$2,573,431	$—
Certificates of deposit	7,347,625	7,240,675	—	7,240,675	—
Borrowed funds	5,030,561	5,047,881	—	5,047,881	—
Borrowers’ advances for insurance and taxes	109,093	109,093	—	109,093	—
Principal, interest and escrow owed on loans serviced	29,204	29,204	—	29,204	—
Derivatives	115	115	—	115	—

	September 30, 2023
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$29,134	$29,134	$29,134	$—	$—
Interest-earning cash equivalents	437,612	437,612	437,612	—	—
Investment securities available for sale	508,324	508,324	—	508,324	—
Mortgage loans held for sale	3,260	3,260	—	3,260	—
Loans, net:
Mortgage loans held for investment	15,161,336	13,262,711	—	—	13,262,711
Other loans	4,411	4,411	—	—	4,411
Federal Home Loan Bank stock	247,098	247,098	N/A	—	—
Accrued interest receivable	53,910	53,910	—	53,910	—
Cash collateral received from or held by counterparty	24,887	24,887	24,887	—	—
Derivatives	11	11	—	11	—
Liabilities:
Checking and passbook accounts	$2,790,476	$2,790,476	$—	$2,790,476	$—
Certificates of deposit	6,659,344	6,571,674	—	6,571,674	—
Borrowed funds	5,273,637	5,256,278	—	5,256,278	—
Borrowers’ advances for insurance and taxes	124,417	124,417	—	124,417	—
Principal, interest and escrow owed on loans serviced	29,811	29,811	—	29,811	—
Derivatives	1	1	—	—	1

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
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially, and continue to be, highly effective at December 31, 2023.
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

	December 31, 2023
			Weighted Average
	Notional Value	Fair Value	Term (years)	Fixed-Rate Payments
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$2,965,000	$—	3.1	2.68%
Other Liabilities	935,000	—	4.7	3.80
Total cash flow hedges: Interest rate swaps	$3,900,000	$—	3.5	2.95%

	September 30, 2023
			Weighted Average
	Notional Value	Fair Value	Term (years)	Fixed-Rate Payments
Cash flow hedges: Interest rate swaps
Other Assets	$3,815,000	$—	3.7	2.91%
Total cash flow hedges: Interest rate swaps	$3,815,000	$—	3.7	2.91%

	December 31, 2023		September 30, 2023
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$1,982	$55	$—	$—
Other Liabilities	—	—	1,830	(1)
Forward Commitments for the sale of mortgage loans
Other Assets	—	—	2,094	11
Other Liabilities	5,991	(115)	—	—
Total derivatives not designated as hedging instruments	$7,973	$(60)	$3,924	$10
The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

		Three Months Ended
	Location of Gain or (Loss)	December 31,
	Recognized in Income	2023	2022
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$(90,753)	$9,104
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds and Deposits	22,348	6,624

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$56	$304
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	(126)	—

The Company estimates that $66,228 of the amounts reported in AOCI will be reclassified as a reduction to interest expense during the twelve months ending December 31, 2024.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as an intermediary on each cleared transaction. At December 31, 2023 and September 30, 2023, there was $9,595 and $24,887, respectively, of cash collateral included in other assets, and $68,257 and $59,813, respectively, included in investment securities related to initial margin requirements that are held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

14.    RECENT ACCOUNTING PRONOUNCEMENTS
Adopted as of December 31, 2023
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326). The amendments in this update eliminate the accounting guidance for TDR by creditors in Subtopic 310-40, while enhancing disclosure requirements for certain loan refinancings and modifications by creditors when the borrower is experiencing financial difficulty. Additionally, this amendment requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326. This update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance as of October 1, 2023, and applied the modified retrospective transition method that evaluates loans previously identified as TDRs for credit loss under the Company’s current ACL policy. Upon adoption, we recognized an increase in retained earnings of $7,898, net of income taxes, resulting from a pretax decrease to the allowance for credit losses on loans and unfunded commitments of $10,262. The enhanced disclosure requirements provided for by the ASU have been adopted on a prospective basis. The required disclosures are included in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES.
Issued but not yet adopted as of December 31, 2023
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update improve disclosures about a public entity's reportable segments and addresses request from investors and other allocators of capital for additional information about a reportable segment's expenses. While the Company only has one reportable segment, the update requires public entities with a single segment to provide all segment disclosures under ASC 280. This update is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. Retrospective application is required for all prior periods presented in the financial statements. We are currently evaluating this ASU to determine its impact on the Company’s disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. The update is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of the ASU on our income tax disclosures within the consolidated financial statements.

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

●	decreased demand for our products and services and lower revenue and earnings because of a recession or other events;
●	changes in consumer spending, borrowing and savings habits;
●	adverse changes and volatility in the securities markets, credit markets or real estate markets;
●	our ability to manage market risk, credit risk, liquidity risk, reputational risk, regulatory risk and compliance risk;
●	our ability to access cost-effective funding;
●	legislative or regulatory changes that adversely affect our business, including changes in regulatory costs and capital requirements and changes related to our ability to pay dividends and the ability of Third Federal Savings, MHC to waive dividends;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the FASB or the PCAOB;
●	the adoption of implementing regulations by a number of different regulatory bodies, and uncertainty in the exact nature, extent and timing of such regulations and the impact they will have on us;
●	our ability to enter new markets successfully and take advantage of growth opportunities;
●	the continuing governmental efforts to restructure the U.S. financial and regulatory system;
●	future adverse developments concerning Fannie Mae or Freddie Mac;
●	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury, the Federal Reserve System, Fannie Mae, the OCC, FDIC, and others;
●	the ability of the U.S. Government to remain open, function properly and manage federal debt limits;
●	changes in policy and/or assessment rates of taxing authorities that adversely affect us or our customers;
●	changes in accounting and tax estimates;
●	changes in our organization and changes in expense trends, including but not limited to trends affecting non-performing assets, charge-offs and provisions for credit losses;
●	changes in liquidity, including the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;
●	the inability of third-party providers to perform their obligations to us;
●	our ability to retain key employees;
●	the effects of global or national war, conflict or acts of terrorism;

●	civil unrest;
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
The bank failures of three large domestic regional banks during the first half of 2023 negatively impacted consumer confidence and increased stress across the banking sector. The unprecedented implications of 2022 and 2023 fiscal policy coupled with geopolitics impacting energy markets and supply-chain constraints from global shutdowns culminated with high levels of inflation. The subsequent restrictive monetary policy approach has resulted in a heightened exposure of certain banking industry practices. Taking all of this into consideration, we remain confident that our business model and strategic approach remain appropriate. Specifically, (1) our capital ratios remain a primary source of financial strength; (2) our core deposits remain stable and the majority of our deposit accounts fall within FDIC insurance limits; (3) we maintain adequate access to contingent sources of liquidity; and (4) our risk management practices around an array of financial disciplines are robust and commensurate to an institution of our size and complexity.
Capital ratios remain a source of financial strength for the Company and the Association as all capital ratios, including the Company's Common Equity Tier 1 Capital ratio of 19.02%, exceed the regulatory requirement to be considered "Well Capitalized". Additional details on our capital ratios are reported in the Liquidity and Capital Resources section of this Item 2.
The Company maintains high-quality core deposits characterized by a high level of FDIC insured deposit accounts distributed primarily across our Ohio and Florida branch network in products tailored toward consumers seeking non-transactional savings. As of December 31, 2023, 96.2% of our $8.44 billion retail deposit base consists of accounts structured under the FDIC insured limit of $250,000. The Company has the ability to fund 100% of all uninsured deposit balances through sources described later in this Item 2 under the heading Liquidity and Capital Resources.
The Company retains ample and diverse sources of liquidity and funding, beyond deposits. At December 31, 2023, our combined additional borrowing capacity under the Association's blanket pledge arrangements with the FHLB of Cincinnati and the FRB Cleveland along with our ability to purchase Fed Funds through arrangements with other institutions exceeded $3.03 billion. We also hold marketable securities that could be sold and converted to cash. Further details about liquidity and funding are described in the section labelled Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth of this Item 2.
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
A challenge to our business model occurs when there is a rapid and substantial increase in short-term rates or there is an extended inverted yield curve, which have both occurred over recent periods. This economic environment has resulted in decreases in our net interest income and our net interest margin.
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
•Utilizing interest rate swaps to convert short-term FHLB advances and brokered certificates of deposit into long-term, fixed rate borrowings; and
•Selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market.

Levels of Regulatory Capital
At December 31, 2023, the Company’s Tier 1 (leverage) capital totaled $1.83 billion, or 10.78% of net average assets and 19.02% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.66 billion, or 9.77% of net average assets and 17.22% of risk-weighted assets. Each of these measures is in excess of the requirements in effect for the Association at December 31, 2023, for designation as “well capitalized” under regulatory prompt corrective action provisions. Beginning this fiscal year, the Company entered into the final two years of the five-year transitional period, as provided by a final rule, after CECL was adopted in fiscal year 2021. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Three Months Ended December 31, 2023		For the Three Months Ended December 31, 2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations and Purchases:
ARM (all Smart Rate) production	$65,858	24.1%	$162,715	33.5%
Fixed-rate production:
Terms less than or equal to 10 years	2,157	0.8	11,499	2.4
Terms greater than 10 years	204,938	75.1	311,255	64.1
Total fixed-rate production	207,095	75.9	322,754	66.5
Total First Mortgage Loan Originations and Purchases	$272,953	100.0%	$485,469	100.0%

	December 31, 2023		September 30, 2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of First Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$4,706,373	39.3%	$4,760,843	39.2%
Fixed-rate Loans:
Terms less than or equal to 10 years	1,024,075	8.5	1,088,048	9.0
Terms greater than 10 years	6,263,966	52.2	6,275,775	51.8
Total fixed-rate loans	7,288,041	60.7	7,363,823	60.8
Total First Mortgage Loans Held For Investment	$11,994,414	100.0%	$12,124,666	100.0%
The following table sets forth the balances as of December 31, 2023, for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(Dollars in thousands)
2024	$284,723
2025	758,729
2026	1,428,047
2027	1,639,626
2028	502,729
2029	92,519
Total	$4,706,373
At December 31, 2023 and September 30, 2023, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $1.1 million and $3.3 million, respectively.

Loan Portfolio Yield
The following tables set forth the principal balance and interest yield as of December 31, 2023 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	December 31, 2023
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,024,075	6.7%	2.68%
Terms greater than 10 years	6,263,966	41.1	3.91
Total Fixed-Rate loans	7,288,041	47.8	3.73

ARMs	4,706,373	30.9	3.18
Home Equity Loans and Lines of Credit	3,197,747	21.0	7.40
Construction and Other Loans	45,528	0.3	5.63
Total Loans Receivable	$15,237,689	100.0%	4.34%

	December 31, 2023
	Balance	Fixed Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,900,374	$5,297,422	45.3%	3.72%
Florida	2,106,595	1,016,654	13.8	3.34
Other	2,987,445	973,965	19.6	3.22
Total Residential Mortgage Loans	11,994,414	7,288,041	78.7	3.53
Home Equity Loans and Lines of Credit
Ohio	808,079	103,889	5.4	7.33
Florida	721,189	84,193	4.7	7.32
California	539,713	54,623	3.5	7.35
Other	1,128,766	52,430	7.4	7.52
Total Home Equity Loans and Lines of Credit	3,197,747	295,135	21.0	7.40
Construction and Other Loans	45,528	45,528	0.3	5.63
Total Loans Receivable	$15,237,689	$7,628,704	100.0%	4.34%

Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. Increasing our investments in loans with variable rates of interest help to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. We strive to grow the home equity line of credit portfolio through offering competitive rates, marketing efforts and by utilizing partners to attract more home equity line of credit customers. At December 31, 2023, the principal balance of home equity lines of credit totaled $2.74 billion. Our home equity lending is discussed in the Lending Activities section of this Item 2.
Extending the Duration of Funding Sources
As a complement to our strategies to shorten the duration of our interest-earning assets, as described above, we also seek to lengthen the duration of our interest-bearing funding sources. These efforts include monitoring the relative costs of alternative funding sources such as retail certificates of deposit, brokered certificates of deposit, and shorter-term (e.g. three months) funding, the durations of which are extended by correlated interest rate exchange contracts ("swap"). All of our swaps are subject to collateral pledges and require specific structural features to qualify for hedge accounting treatment. Hedge accounting treatment directs that periodic mark-to-market adjustments be recorded in other comprehensive income (loss) in the equity section of the balance sheet, rather than being included in operating results of the income statement. The Association's intent is that any swap to which it may be a party will qualify for hedge accounting treatment.
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
Selling Fixed Rate Loans into the Secondary Market
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. First mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more, Home Ready and some loans purchased through our correspondent lending partner) are originated under Fannie Mae procedures and are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. Currently, certain types of loans (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) are originated under our legacy procedures, which are not eligible for sale to Fannie Mae. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions may be limited to loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral. Additionally, sales to private investors are dependent upon favorable market conditions, including motivated buyers, and involve more complicated negotiations and longer settlement timelines. Refer to the Liquidity and Capital Resources section of the Overview for information on loan sales.
During the three months ended December 31, 2023, $87.8 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, to Fannie Mae on a servicing retained basis. Of these sold loans, $4.4 million were originated through our more traditional mortgage banking activities also know as "Mortgage Passport", and $83.4 million were originated or purchased as other agency-compliant first mortgage loans . At December 31, 2023, loans classified as held for sale totaled $1.1 million. At December 31, 2023, we serviced $1.97 billion of loans we originated and later sold to investors.
We continue to consider liquidity and balance sheet management, as well as secondary market pricing, in evaluating the opportunity to sell loans. Additionally, we are expanding our ability to sell certain fixed rate loans to Fannie through the use of more traditional mortgage banking activities, including a proprietary approach to risk-based pricing and loan-level pricing adjustments. This approach is concentrated in markets outside of Ohio and Florida. Some additional startup and marketing costs have been incurred, but are not expected to significantly impact our financial results in fiscal year 2024. Loan sales are discussed in more detail within the Liquidity and Capital Resources section of this Item 2.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. At December 31, 2023, 89% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing.
In an effort to limit our credit risk exposure consistent with the low risk appetite approved by the Board of Directors, the credit eligibility criteria is evaluated to ensure a successful homeowner has the primary source of repayment, followed by a collateral position that allows for a secondary source of repayment, if needed. Products that do not result in an effective mix of repayment ability are not offered. We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current quarter, the average credit score was 776 and the average LTV was 71% at origination. Our current delinquency levels reflect the higher credit standards to which we subject all new originations. As of December 31, 2023, loans originated or purchased had a balance of $15.28 billion, of which $25.8 million, or 0.2%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, where a large portion of our historical lending has occurred. At December 31, 2023, approximately 57.5% and 17.6% of the combined total of our residential Core and construction loans held for investment and approximately 25.3% and 22.6% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010, levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loans originated in the three months ended December 31, 2023, 24.2% are secured by properties in states other than Ohio or Florida.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. At December 31, 2023, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 9.77%. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered deposits), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. To attract deposits, we typically offer rates that are competitive with the rates on similar products offered by other financial institutions. At December 31, 2023, deposits totaled $9.92 billion (including $1.49 billion of brokered CDs), while borrowings totaled $5.03 billion and borrowers’ advances and servicing escrows totaled $138.3 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
We preserve the availability of alternative funding sources through various mechanisms. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. First, we pledge available real estate mortgage loans with the FHLB of Cincinnati and the FRB-Cleveland. At December 31, 2023, the Association had the ability to borrow a maximum of $6.76 billion from the FHLB of Cincinnati and $704.5 million from the FRB-Cleveland Discount Window. As of December 31, 2023, our capacity for additional borrowing from the FHLB of Cincinnati was $1.75 billion. Second, we have the ability to purchase overnight Fed Funds up to $575.0 million through various arrangements with other institutions. Third, we invest in high quality marketable securities that exhibit limited market price variability and, to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At December 31, 2023, our investment securities portfolio totaled $525.2 million. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2023 and 2022, cash flows from operations provided $36.3 million and $78.8 million, respectively.

Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.19% for the three months ended December 31, 2023, and 1.34% for the three months ended December 31, 2022. As of December 31, 2023, our average assets per full-time employee and our average deposits per full-time employee were $17.6 million and $10.2 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered CDs) held at our branch offices ($228.0 million per branch office as of December 31, 2023) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses to help safeguard against margin compression.

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are defined as those made in accordance with U.S. GAAP that involve significant judgments, estimates and uncertainties, and could potentially give rise to materially different results under different assumptions and conditions. We believe that the most critical accounting policies and estimates upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are those with respect to our allowance for credit losses, income taxes and pension benefits as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Lending Activities
Allowance for Credit Losses
We provide for credit losses based on a life of loan methodology. Accordingly, all credit losses are charged to, and all recoveries are credited to, the related allowance. Additions to the allowance for credit losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating life of loan credit losses. We regularly review the loan portfolio and off-balance sheet exposures and make provisions (or releases) for losses in order to maintain the allowance for credit losses in accordance with U.S. GAAP. Our allowance for credit losses is a general valuation allowance (GVA) on our portfolio made up of:
(1)quantitative GVAs for loans, which are general allowances for credit losses for each loan type based on historical loan loss experience;
(2)quantitative GVAs for off-balance sheet credit exposures, which are comprised of expected lifetime losses on unfunded loan commitments to extend credit where the obligations are not unconditionally cancellable; and
(3)qualitative GVAs, which are adjustments to the quantitative GVAs, maintained to cover uncertainties that affect the estimate of expected credit losses for each loan type.
On October 1, 2023, the Individual Valuation Allowance (IVA) established for any loans dependent on cash flows, such as performing TDRs, was eliminated with the adoption of ASU 2022-02. Subsequently, all non-collaterally dependent modifications have an allowance estimated through the lifetime loss model. The qualitative GVAs expand our ability to identify and estimate probable losses and are based on our evaluation of the following factors, some of which are consistent with factors that impact the determination of quantitative GVAs. For example, delinquency statistics (both current and historical) are used in developing the quantitative GVAs while the trending of the delinquency statistics is considered and evaluated in the determination of the qualitative GVAs. Factors impacting the determination of qualitative GVAs include:
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
•changes in the volume or severity of past due loans, volume of non-accrual loans, or the volume and severity of adversely classified loans including the trending of delinquency statistics (both current and historical), historical loan loss experience and trends, the frequency and magnitude of loan modifications, and uncertainty surrounding borrowers’ ability to recover from temporary hardships for which short-term loan modifications are granted;
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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. We have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. In general, a considerable portion of our gross charge-offs originate from our home equity loans and lines of credit portfolios. At December 31, 2023, we had an amortized cost of $3.24 billion in home equity loans and home equity lines of credit outstanding, of which $4.0 million, or 0.12% were delinquent 90 days or more.
The allowance for credit losses is evaluated based upon the combined total of the quantitative and qualitative GVAs. Periodically, the carrying value of loans and factors impacting our credit loss analysis are evaluated and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions.

The following table sets forth activity for credit losses segregated by geographic location for the periods indicated. The majority of our Residential Core and Home Today loan portfolios are secured by properties located in Ohio, and therefore were not segregated by state.

	For the Three Months Ended December 31,
	2023	2022
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the period)	$77,315	$72,895
Adoption of ASU 2022-02	(10,262)	—
Charge-offs on real estate loans:
Total Residential Core	150	114
Total Residential Home Today	30	173
Home equity loans and lines of credit
Ohio	118	62
Florida	20	32
California	96	13
Other	96	20
Total Home equity loans and lines of credit	330	127
Total charge-offs	510	414
Recoveries on real estate loans:
Residential Core	361	314
Residential Home Today	486	691
Home equity loans and lines of credit	670	1,080
Total recoveries	1,517	2,085
Net recoveries	1,007	1,671
Provision (release) for allowance for credit losses on loans	1,024	(89)
Allowance balance for loans (end of the period)	$69,084	$74,477

Allowance balance for credit losses on unfunded commitments (beginning of the period)	$27,515	$27,021
Provision for credit losses on unfunded loan commitments	(2,024)	(911)
Allowance balance for unfunded loan commitments (end of the period)	25,491	26,110
Allowance balance for all credit losses (end of the period)	$94,575	$100,587
Ratios:
Allowance for credit losses on loans to non-accrual loans at end of the period	206.25%	218.22%
Allowance for credit losses on loans to the total amortized cost in loans at end of the period	0.45%	0.51%

The following table sets forth additional information with respect to net recoveries by category for the periods indicated.

	For the Three Months Ended December 31,
	2023	2022
Net recoveries to average loans outstanding (annualized)
Real estate loans:
Residential Core	0.01%	0.01%
Residential Home Today	0.01	0.01
Home Equity loans and lines of credit	0.01	0.03
Total net recoveries to average loans outstanding (annualized)	0.03%	0.05%
We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses. We reported net recoveries in each quarter for the past five years, primarily due to improvements in the values of collateral properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution. During the three months ended December 31, 2023 and December 31, 2022, recoveries exceeded loan charge-offs by $1.0 million and $1.7 million, respectively.
Gross charge-offs increased slightly. Delinquent loans continue to be evaluated for potential losses and provisions are recorded for the estimate of potential losses of those loans. Subject to changes in the economic environment, a moderate level of charge-offs are expected as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended December 31, 2023, the total allowance for credit losses decreased to $94.6 million, from $104.8 million at September 30, 2023, primarily due to the adoption of ASU 2022-02 on October 1, 2023, which eliminated the IVA that was established for TDRs dependent on cash flows. The total allowance for credit losses is comprised of the asset portion, which is applied to the loan portfolio and the liability portion, which is applied to off-balance sheet exposures, primarily related to undrawn equity exposures. During the three months ended December 31, 2023, the asset and liability portions of the total allowance decreased to $69.1 million from $77.3 million and to $25.5 million from $27.5 million, respectively. We recorded a $1.0 million net release of allowance for credit losses for the quarter, consisting of a $1.0 million provision on loans and a $2.0 million release of the allowance for unfunded commitments.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. Changes in the allowance for credit losses on loan balances during the three months ended December 31, 2023, were primarily related to the adoption of ASU 2022-02 and partially offset by a slight positive upward trend in the economic forecast.
The amortized cost of the residential Core portfolio decreased 1.1%, or $129.1 million, and its total allowance decreased 10.8% or $6.0 million as of December 31, 2023, compared to September 30, 2023. The amortized cost of the home equity loans and lines of credit portfolio increased 5.5%, or $167.8 million, and its total allowance decreased 2.7% to $22.4 million from $23.0 million at September 30, 2023. As we are no longer originating loans under our Home Today program, there is an expected net recovery position for this portfolio which was $2.8 million at December 31, 2023, and $1.2 million at September 30, 2023. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans, which is driving the allowance balance for the Home Today loans to be negative. Refer to the "Activity in the Allowance for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information.

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

	December 31, 2023
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$49,389	71.5%	78.4%
Residential Home Today	(2,814)	(4.1)	0.3
Home equity loans and lines of credit	22,436	32.5	21.0
Construction	73	0.1	0.3
Allowance for credit losses on loans	$69,084	100.0%	100.0%

	September 30, 2023			December 31, 2022
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$55,375	71.6%	79.4%	$54,498	73.2%	80.3%
Residential Home Today	(1,236)	(1.6)	0.3	(985)	(1.3)	0.4
Home equity loans and lines of credit	23,047	29.8	19.9	20,583	27.6	18.5
Construction	129	0.2	0.4	381	0.5	0.8
Allowance for credit losses on loans	$77,315	100.0%	100.0%	$74,477	100.0%	100.0%

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

	December 31, 2023		September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,857,374		$6,893,547		$6,557,940
Florida	2,104,758		2,135,853		2,139,870
Other	2,987,379		3,048,758		2,989,930
Total Residential Core	11,949,511	78.4%	12,078,158	79.4%	11,687,740	80.3%
Total Residential Home Today	44,903	0.3	46,508	0.3	51,404	0.4
Home equity loans and lines of credit
Ohio	808,079		773,324		713,668
Florida	721,189		666,517		570,863
California	539,713		513,904		450,964
Other	1,128,766		1,076,781		964,018
Total Home equity loans and lines of credit	3,197,747	21.0	3,030,526	19.9	2,699,513	18.5
Construction loans
Ohio	33,576		41,153		102,230
Florida	6,282		7,253		11,585
Other	859		—		—
Total Construction	40,717	0.3	48,406	0.4	113,815	0.8
Other loans	4,811	—	4,411	—	3,481	—
Total loans receivable	15,237,689	100.0%	15,208,009	100.0%	14,555,953	100.0%
Deferred loan expenses, net	60,862		60,807		51,768
Loans in process	(22,225)		(25,754)		(59,749)
Allowance for credit losses on loans	(69,084)		(77,315)		(74,477)
Total loans receivable, net	$15,207,242		$15,165,747		$14,473,495

The following table provides the amortized cost and an analysis of our residential mortgage loans disaggregated by refreshed FICO score, year of origination and portfolio at December 31, 2023. The Company treats the FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2024	2023	2022	2021	2020	Prior			Total
	(Dollars in thousands)
December 31, 2023
Real estate loans:
Residential Core
<680	$1,645	$53,518	$108,803	$73,555	$36,756	$176,018	$—	$—	$450,295
680-740	36,508	284,261	373,370	239,839	157,879	417,010	—	—	1,508,867
741+	175,775	1,235,050	2,617,153	1,655,154	1,099,413	3,033,905	—	—	9,816,450
Unknown (1)	—	4,164	26,297	36,399	21,701	109,632	—	—	198,193
Total Residential Core	213,928	1,576,993	3,125,623	2,004,947	1,315,749	3,736,565	—	—	11,973,805
Residential Home Today (2)
<680	—	—	—	—	—	22,099	—	—	22,099
680-740	—	—	—	—	—	8,721	—	—	8,721
741+	—	—	—	—	—	11,091	—	—	11,091
Unknown (1)	—	—	—	—	—	2,511	—	—	2,511
Total Residential Home Today	—	—	—	—	—	44,422	—	—	44,422
Home equity loans and lines of credit
<680	278	6,834	2,204	1,192	368	1,252	128,416	12,420	152,964
680-740	28,205	34,528	9,703	2,904	675	2,825	548,205	13,824	640,869
741+	51,928	154,072	56,565	18,643	5,257	14,122	2,074,985	32,837	2,408,409
Unknown (1)	—	127	458	142	74	705	26,002	5,318	32,826
Total Home equity loans and lines of credit	80,411	195,561	68,930	22,881	6,374	18,904	2,777,608	64,399	3,235,068
Construction
680-740	1,154	3,679	364	—	—	—	—	—	5,197
741+	1,867	7,283	3,873	—	—	—	—	—	13,023
Total Construction	3,021	10,962	4,237	—	—	—	—	—	18,220
Total net real estate loans	$297,360	$1,783,516	$3,198,790	$2,027,828	$1,322,123	$3,799,891	$2,777,608	$64,399	$15,271,515

(1) Data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.

The following table provides amortized cost and an analysis of our residential mortgage loans by origination LTV, origination year and portfolio at December 31, 2023. LTVs are not updated subsequent to origination except as part of the charge-off process.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2024	2023	2022	2021	2020	Prior			Total
	(Dollars in thousands)
December 31, 2023
Real estate loans:
Residential Core
<80%	$84,914	$567,605	$1,844,903	$1,376,904	$698,151	$2,027,238	$—	$—	$6,599,715
80-89.9%	104,827	798,585	1,066,034	582,299	561,329	1,570,724	—	—	4,683,798
90-100%	24,187	210,803	213,089	44,674	56,072	136,036	—	—	684,861
>100%	—	—	—	—	—	725	—	—	725
Unknown (1)	—	—	1,597	1,070	197	1,842	—	—	4,706
Total Residential Core	213,928	1,576,993	3,125,623	2,004,947	1,315,749	3,736,565	—	—	11,973,805
Residential Home Today (2)
<80%	—	—	—	—	—	8,941	—	—	8,941
80-89.9%	—	—	—	—	—	14,143	—	—	14,143
90-100%	—	—	—	—	—	21,338	—	—	21,338
Total Residential Home Today	—	—	—	—	—	44,422	—	—	44,422
Home equity loans and lines of credit
<80%	77,097	190,254	66,850	22,375	6,340	15,214	2,597,011	43,586	3,018,727
80-89.9%	3,131	5,307	2,050	506	34	1,515	179,040	18,976	210,559
90-100%	183	—	—	—	—	786	635	193	1,797
>100%	—	—	30	—	—	1,386	565	291	2,272
Unknown (1)	—	—	—	—	—	3	357	1,353	1,713
Total Home equity loans and lines of credit	80,411	195,561	68,930	22,881	6,374	18,904	2,777,608	64,399	3,235,068
Construction
<80%	2,107	6,879	3,904	—	—	—	—	—	12,890
80-89.9%	914	4,083	333	—	—	—	—	—	5,330
Total Construction	3,021	10,962	4,237	—	—	—	—	—	18,220
Total net real estate loans	$297,360	$1,783,516	$3,198,790	$2,027,828	$1,322,123	$3,799,891	$2,777,608	$64,399	$15,271,515

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.
At December 31, 2023, the unpaid principal balance of the home equity loans and lines of credit portfolio consisted of $454.0 million in home equity loans (including $64.5 million of home equity lines of credit, which are in repayment and no longer eligible to be drawn upon, and $12.0 million in bridge loans) and $2.74 billion in home equity lines of credit.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2023. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$2,204,259	$660,770	0.10%	60%	42%
Florida	1,414,632	594,830	0.09	55	41
California	1,175,765	452,583	0.02	60	50
Other (1)	2,703,138	1,035,603	0.15	63	50
Total home equity lines of credit in draw period	7,497,794	2,743,786	0.10	60	45
Home equity lines in repayment, home equity loans and bridge loans	453,961	453,961	0.25	57	45
Total	$7,951,755	$3,197,747	0.12%	60%	46%
_________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total home equity lending portfolio and 5% of total loan balances.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2023. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
The principal balance of home equity lines of credit in the draw period that have a current mean CLTV over 80% or unknown is $12.1 million, or 0.4% at December 31, 2023. In recognition of the previous past weakness in the housing market, we continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
At December 31, 2023, 29.6% of the home equity lending portfolio was either in a first lien position (15.2%), in a subordinate (second) lien position behind a first lien that we held (12.0%) or behind a first lien that was held by a loan that we originated, sold and now serviced for others (2.4%). At December 31, 2023, 13.5% of the home equity line of credit portfolio in the draw period were making only the minimum payment on the outstanding line balance. Minimum payments include both a principal and interest component.

Delinquent Loans
The following tables set forth the amortized cost in loan delinquencies by type, segregated by geographic location and duration of delinquency as of the dates indicated. The majority of our Home Today loan portfolio is secured by properties located in Ohio, and there are no other loans with delinquent balances. There were no delinquencies in the construction loan portfolio as of the dates presented.

	Loans Delinquent for
December 31, 2023	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$3,845	$4,012	$7,857
Florida	527	2,519	3,046
Other	671	3,720	4,391
Total Residential Core	5,043	10,251	15,294
Residential Home Today	1,354	648	2,002
Home equity loans and lines of credit
Ohio	1,178	846	2,024
Florida	1,414	792	2,206
California	786	430	1,216
Other	1,211	1,909	3,120
Total Home equity loans and lines of credit	4,589	3,977	8,566
Total	$10,986	$14,876	$25,862

	Loans Delinquent for
September 30, 2023	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$2,616	$4,410	$7,026
Florida	1,207	1,340	2,547
Other	1,620	2,518	4,138
Total Residential Core	5,443	8,268	13,711
Residential Home Today	989	855	1,844
Home equity loans and lines of credit
Ohio	910	600	1,510
Florida	973	813	1,786
California	529	790	1,319
Other	1,549	1,673	3,222
Total Home equity loans and lines of credit	3,961	3,876	7,837
Total	$10,393	$12,999	$23,392

	Loans Delinquent for
December 31, 2022	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$3,353	$3,798	$7,151
Florida	4,297	727	5,024
Other	950	3,000	3,950
Total Residential Core	8,600	7,525	16,125
Residential Home Today	1,790	1,179	2,969
Home equity loans and lines of credit
Ohio	943	698	1,641
Florida	796	844	1,640
California	1,052	589	1,641
Other	984	820	1,804
Total Home equity loans and lines of credit	3,775	2,951	6,726
Total	$14,165	$11,655	$25,820
Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.10% of total net loans at December 31, 2023, 0.09% at September 30, 2023, and 0.08% at December 31, 2022. The percentage of loans seriously delinquent to total net loans increased in the residential Core portfolio to 0.07% at December 31, 2023, from 0.05% at September 30, 2023 and December 31, 2022. Such loans in the residential Home Today portfolio remained at 0.01% for all periods. Serious delinquencies in the home equity loans and lines of credit portfolio remained at 0.03% from September 30, 2023, but increased from 0.02% at December 31, 2022.
Although delinquencies remain at or near historic lows, recent economic trends and rising interest rates have led to increased late stage delinquencies (delinquent 90 days or more) in the core portfolio and delinquencies overall in the home equity loans and lines of credit portfolio. Interest rates on home equity lines of credit are tied to the prime rate of interest which has trended upward over the last two years, resulting in higher and less affordable monthly payments for some borrowers.
Non-Performing Assets
The following table sets forth the amortized costs and categories of our non-performing assets at the dates indicated. There were no construction loans reported as non-accrual for the dates presented.

	December 31, 2023	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$21,173	$19,414	$21,058
Residential Home Today	4,319	4,623	5,783
Home equity loans and lines of credit	8,003	7,877	7,289
Total non-accrual loans	33,495	31,914	34,130
Real estate owned	1,070	1,444	1,378
Total non-performing assets	$34,565	$33,358	$35,508
Ratios:
Total non-accrual loans to total loans	0.22%	0.21%	0.23%
Total non-accrual loans to total assets	0.20%	0.19%	0.21%
Total non-performing assets to total assets	0.20%	0.20%	0.22%
The amortized cost of collateral-dependent loans includes loans that have returned to accrual status when contractual payments became less than 90 days past due. These loans continue to be individually evaluated based on collateral until, at a minimum, contractual payments are less than 30 days past due. Also, the amortized cost of non-accrual loans includes loans that are not included in the amortized cost of collateral-dependent loans because they are included in loans collectively evaluated for credit losses.
The table below sets forth a reconciliation of the amortized costs and categories between non-accrual loans and collateral-dependent loans at the dates indicated. The decrease in accruing collateral-dependent loans at December 31, 2023 from December 31, 2022 was primarily related to loans that are now performing according to the terms of their agreement with no charge-off and are no longer collateral-dependent.

	December 31, 2023	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Non-Accrual Loans	$33,495	$31,914	$34,130
Accruing Collateral-Dependent Loans	8,385	10,962	13,612
Less: Loans Collectively Evaluated	(3,167)	(4,647)	(2,286)
Total Collateral-Dependent loans	$38,713	$38,229	$45,456

We continue to modify loans to work with borrowers who are experiencing financial difficulty to keep their homes and to preserve neighborhoods. Loan modifications may include interest rate reductions, term extensions, significant payment delays, other or a combination thereof. For additional information, refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES.

Comparison of Financial Condition at December 31, 2023 and September 30, 2023
Total assets increased $135.8 million, or 0.8%, to $17.05 billion at December 31, 2023, from $16.92 billion at September 30, 2023. This increase was mainly the result of an increase in cash and cash equivalents and new loan origination levels exceeding the total of loan sales and principal repayments.
Cash and cash equivalents increased $85.1 million, or 18.2%, to $551.8 million at December 31, 2023, from $466.7 million at September 30, 2023. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities, all of which are classified as available for sale, increased $16.9 million to $525.2 million at December 31, 2023, from $508.3 million at September 30, 2023. The increase was the result of an $8.3 million increase in the mortgage-backed securities portfolio and an $8.5 million increase in the balance of U.S. government and agency obligations during the three months ended December 31, 2023. There were no sales of investment securities during the three months ended December 31, 2023.
Mortgage loans held for sale decreased $2.2 million, or 66.7%, to $1.1 million at December 31, 2023, from $3.3 million at September 30, 2023. The decrease is related to loan sales during the period as well as a decrease in new originations.
Loans held for investment, net of deferred loan fees and allowance for credit losses, increased $41.5 million, or less than 1%, to $15.21 billion at December 31, 2023, from $15.17 billion at September 30, 2023, as new originations and additional draws on existing accounts exceeded loan sales and repayments. This increase included a $130.3 million, or 1.1%, decrease in residential mortgage loans to $11.99 billion at December 31, 2023, from $12.12 billion at September 30, 2023. In addition, there was a $167.2 million increase in the balance of home equity loans and lines of credit during the three months ended December 31, 2023. During the three months ended December 31, 2023, $65.9 million of three- and five-year “Smart Rate” loans were originated while $207.1 million of fixed-rate first mortgage loans were originated. Between September 30, 2023 and December 31, 2023, the total fixed-rate portion of the first mortgage loan portfolio decreased $75.8 million. During the three months ended December 31, 2023, $87.8 million of first mortgage loans were sold or committed to sell to Fannie Mae.
Commitments originated for home equity loans and lines of credit, and bridge loans were $436.1 million for the three months ended December 31, 2023, compared to $362.6 million for the three months months December 31, 2022. At December 31, 2023, pending commitments to originate new home equity lines of credit were $73.7 million and equity loans and bridge loans were $64.0 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The allowance for credit losses was $94.6 million, or 0.62% of total loans receivable, at December 31, 2023, including a $25.5 million liability for unfunded commitments. The allowance for credit losses was $104.8 million, or 0.69% of total loans receivable, at September 30, 2023, including a $27.5 million liability for unfunded commitments. Refer to Note 4. LOANS AND

ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional discussion.
The amount of FHLB stock owned increased $7.6 million or 3.1% to $254.7 million at December 31, 2023, from $247.1 million at September 30, 2023. The increase resulted from $34.5 million of FHLB stock purchases, offset by $26.9 million of FHLB stock redemptions. FHLB collateral requirements on funds borrowed dictate the minimum amount of stock owned at any given time.
Total bank owned life insurance contracts decreased $0.2 million, to $311.8 million at December 31, 2023, from $312.1 million at September 30, 2023, due to changes in cash surrender value, offset by death benefits paid.
Other assets, including prepaid expenses, decreased $13.9 million to $103.4 million at December 31, 2023, from $117.3 million at September 30, 2023. The decrease was primarily due to decreases of $17.6 million in swap margin receivables and a decrease in the federal tax asset of $3.1 million, which is a liability at December 31, 2023, partially offset by a $6.8 million increase in deferred taxes and a $0.9 million increase in interest receivable on swaps.
Deposits increased $471.2 million, or 5.0%, to $9.92 billion at December 31, 2023, from $9.45 billion at September 30, 2023. The increase in deposits resulted primarily from a $680.6 million increase in CDs, inclusive of brokered CDs, as the current market rates have increased customers' desires to maintain longer-term CDs, and a $7.7 million increase in accrued interest payable. The increase was partially offset by a $99.0 million decrease in savings accounts, excluding money market accounts, a $65.3 million decrease in money market accounts, and a $52.8 million decrease in checking accounts. The balance of brokered CDs included in total deposits at December 31, 2023, increased by $322.6 million to $1.49 billion compared to a balance of $1.16 billion at September 30, 2023. Based on FDIC insurance limits by ownership structure, the total uninsured deposits were $324.4 million and $322.5 million at December 31, 2023 and September 30, 2023, respectively.
Borrowed funds decreased $243.1 million, or 4.6%, to $5.03 billion at December 31, 2023, from $5.27 billion at September 30, 2023. The decrease was primarily due to deposit growth. The total balance of borrowed funds at December 31, 2023, all from the FHLB, included $1.98 billion of term advances with a weighted average maturity of 2.3 years and $3.03 billion of short-term advances aligned with interest rate swap contracts. Interest rate swaps have been used to extend the duration of short-term borrowings, at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate swaps.
Borrowers' advances for insurance and taxes decreased by $15.3 million to $109.1 million at December 31, 2023, from $124.4 million at September 30, 2023. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.
Accrued expenses and other liabilities decreased by $15.8 million to $97.2 million at December 31, 2023, from $112.9 million at September 30, 2023. The decrease is primarily due to a $13.2 million decrease in deferred income taxes, which are an asset at December 31, 2023, a $2.5 million decrease in the provision for unfunded commitments, a $1.6 million decrease in bonus accrual, a $2.9 million decrease in real estate tax payments remitted on behalf of borrowers, offset by a $2.0 million increase in federal tax liability.
Total shareholders’ equity decreased $60.6 million, or 3.1%, to $1.87 billion at December 31, 2023, from $1.93 billion at September 30, 2023. Activity reflects $20.7 million of net income in the current year reduced by dividends of $14.6 million. Other changes include $75.0 million of net negative change in accumulated other comprehensive income, primarily related to changes in market values due to fluctuations in market interest rates and maturities of swap contracts, and a $7.9 increase related to a change in accounting principle, ASU 2022-02, net of tax. During the three months ended December 31, 2023, we did not repurchase shares of our common stock. The Company's eighth stock repurchase program allows for a total of 10,000,000 shares to be repurchased, with 5,191,951 shares remaining to be repurchased at December 31, 2023. As a result of a mutual member vote, Third Federal Savings and Loan Association of Cleveland, MHC (the "MHC"), the mutual holding company that owns approximately 80.9% of the outstanding stock of the Company, was able to waive its receipt of its share of the dividend paid. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended December 31, 2023 and 2022
Average Balances and Yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	December 31, 2023			December 31, 2022
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$398,506	$5,124	5.14%	$354,214	$3,249	3.67%
Investment securities	64,778	850	5.25	3,618	11	1.22
Mortgage-backed securities	444,411	3,545	3.19	463,964	3,051	2.63
Loans (2)	15,232,349	162,035	4.26	14,396,685	129,665	3.60
Federal Home Loan Bank stock	270,540	5,605	8.29	219,282	2,994	5.46
Total interest-earning assets	16,410,584	177,159	4.32%	15,437,763	138,970	3.60%
Noninterest-earning assets	553,461			485,380
Total assets	$16,964,045			$15,923,143
Interest-bearing liabilities:
Checking accounts	$937,817	118	0.05%	$1,184,896	2,410	0.81%
Savings accounts	1,721,466	6,912	1.61	1,766,354	3,707	0.84
Certificates of deposit	6,847,482	57,296	3.35	5,972,924	23,738	1.59
Borrowed funds	5,228,239	43,741	3.35	4,873,145	33,958	2.79
Total interest-bearing liabilities	14,735,004	108,067	2.93%	13,797,319	63,813	1.85%
Noninterest-bearing liabilities	278,801			257,353
Total liabilities	15,013,805			14,054,672
Shareholders’ equity	1,950,240			1,868,471
Total liabilities and shareholders’ equity	$16,964,045			$15,923,143
Net interest income		$69,092			$75,157
Interest rate spread (1)(3)			1.39%			1.75%
Net interest-earning assets (4)	$1,675,580			$1,640,444
Net interest margin (1)(5)		1.68%			1.95%
Average interest-earning assets to average interest-bearing liabilities	111.37%			111.89%
Selected performance ratios:
Return on average assets (1)		0.49%			0.56%
Return on average equity (1)		4.25%			4.75%
Average equity to average assets		11.50%			11.73%
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

General. Net income decreased $1.5 million, or 7%, to $20.7 million for the quarter ended December 31, 2023 from $22.2 million for the quarter ended December 31, 2022. The decrease in net income was attributable primarily to a decrease in net interest income, partially offset by an increase in non-interest income and a decrease in non-interest expense.

Interest and Dividend Income. Interest and dividend income increased $38.2 million, or 27%, to $177.2 million during the current quarter compared to $139.0 million during the same quarter in the prior year. The increase in interest and dividend income was primarily the result of an increase in interest income on loans, as well as increases to income earned on mortgage-backed securities, FHLB stock, and other interest-bearing cash equivalents.
Interest income on loans increased $32.3 million, or 25%, to $162.0 million during the current quarter compared to $129.7 million during the same quarter in the prior year. This change was primarily attributed to a 66 basis point increase in the average yield on loans for the quarter ended December 31, 2023, to 4.26%, compared to 3.60% the same quarter last year. It was also attributed to a 6%, or $835.7 million, increase in the average balance of loans to $15.23 billion for the quarter ended December 31, 2023, compared to $14.40 billion during the same quarter last year as new loan production exceeded principal repayments and loan sales during the current quarter.
Interest Expense. Interest expense increased $44.3 million, or 69%, to $108.1 million during the current quarter compared to $63.8 million during the quarter ended December 31, 2022. The increase primarily resulted from higher costs of certificates of deposit and borrowed funds.
Interest expense on CDs increased $33.6 million, or 142%, to $57.3 million during the current quarter compared to $23.7 million during the quarter ended December 31, 2022. The increase was attributed to a 176 basis point increase in the average rate paid on CDs to 3.35% for the current quarter from 1.59% for the same quarter last year. Additionally, there was a $874.6 million, or 14.6%, increase in the average balance of CDs to $6.85 billion during the current quarter from $5.97 billion during the same quarter of the prior year. Interest rates were generally increased on deposits in response to increases in market interest rates, as well as the higher rates paid by our competition.
Interest expense on borrowed funds increased $9.7 million, or 29%, to $43.7 million during the current quarter compared to $34.0 million during the quarter ended December 31, 2022. This increase was mainly attributed to a 56 basis point increase in the average rate paid on these funds, to 3.35% for the current quarter from 2.79% for the same quarter last year. In addition, the average balance of borrowed funds increased $355.1 million, or 7%, to $5.23 billion during the current quarter from an average balance of $4.87 billion during the same quarter of the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $6.1 million to $69.1 million during the current quarter when compared to $75.2 million for the three months ended December 31, 2022. Average interest-earning assets during the current quarter increased $972.8 million, or 6%, when compared to the quarter ended December 31, 2022. The increase in average interest-earning assets was attributed primarily to an increase in the average balances of loans. In addition to the increase in average interest-earning assets, the yield on those assets increased 72 basis points to 4.32% from 3.60%, as a result of market interest rate increases. The interest rate spread decreased 36 basis points to 1.39% compared to 1.75% during the same quarter last year. The net interest margin decreased 27 basis points to 1.68% in the current quarter compared to 1.95% for the same quarter last year. The decrease in our interest rate spread and net interest margin is primarily due to the impact of a prolonged period of historically low interest rates followed by a rapid and meaningful rise in interest rates, that started in March 2022, along with an extended period of yield curve inversion. Refer to Controlling Our Interest Rate Risk Exposure of the Overview section for further discussion.
Provision (Release) for Credit Losses. We recorded a release of the allowance for credit losses of $1.0 million on loans and off-balance sheet exposures during each of the quarters ended December 31, 2023 and December 31, 2022. As delinquencies in the portfolio have been resolved through pay-offs, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Recoveries of amounts charged against the allowance for credit losses occur when collateral values increase and homes are sold or when borrowers repay the amounts previously charged-off. In the current quarter, we recorded net recoveries of $1.0 million compared to net recoveries of $1.7 million in the quarter ended December 31, 2022. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. Refer to the Lending Activities section of Item 2. and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $1.1 million, or 21%, to $6.3 million during the current quarter compared to $5.2 million during the quarter ended December 31, 2022, mainly as a result of a $1.0 million increase in the cash surrender value and death benefits from bank owned life insurance, to $3.2 million during the quarter ended December 31, 2023, from $2.2 million during the quarter ended December 31, 2022.
Non-Interest Expense. Non-interest expense decreased $2.9 million, or 5%, to $50.3 million during the current quarter compared to $53.2 million during the quarter ended December 31, 2022. The decrease primarily consisted of a $3.3 million decrease in marketing expenses, a $1.0 million increase in FDIC premiums, and a $0.6 million increase in other operating expenses, partially offset by a $1.3 million decrease in salaries and employee benefits, related to a decrease in discretionary incentive payments.
Income Tax Expense. The provision for income taxes decreased $0.5 million to $5.4 million during the current quarter compared to $5.9 million during the quarter ended December 31, 2022. The provision for the current quarter included $5.1 million of federal income tax provision and $0.3 million of state income tax expense. The provision for the quarter ended December 31, 2022, included $5.3 million of federal income tax provision and $0.6 million of state income tax expense. Our effective federal tax rate was 19.8% and 19.3% during the quarters ended December 31, 2023 and December 31, 2022, respectively.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended December 31, 2023, our liquidity ratio averaged 6.07%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2023.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2023, cash and cash equivalents totaled $551.8 million, which represented an increase of 18% from $466.7 million at September 30, 2023.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $525.2 million at December 31, 2023.
During the three-month period ended December 31, 2023, loan sales, including commitments to sell, totaled $87.8 million, which included sales to Fannie Mae, consisting of $79.2 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans and $8.6 million of loans that qualified under Fannie Mae's Home Ready initiative. At December 31, 2023, $1.1 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale".
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS.
At December 31, 2023, we had $207.0 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $4.75 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of December 31, 2023, totaled $4.12 billion, or 41.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before December 31, 2024. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investment securities. During the three months ended December 31, 2023, we originated $273.0 million of residential mortgage loans, and $436.1 million of commitments for home equity loans and lines of credit, while during the three months ended December 31, 2022, we originated $485.5 million of residential mortgage loans and $362.6 million of commitments for home equity loans and lines of credit. We purchased $80.8 million of securities during the three months ended December 31, 2023, and $40.3 million during the three months ended December 31, 2022. Also, during the three months ended December 31, 2023, we purchased $31.7 million of long-term, fixed-rate first mortgage loans.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $471.2 million during the three months ended December 31, 2023, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $92.0 million during the three months ended December 31, 2022. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the three months ended December 31, 2023, there was a $322.6 million increase in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $1.49 billion at December 31, 2023. At December 31, 2022, the balance of brokered CDs was $650.1 million. Principal and interest owed on loans serviced for others experienced a net decrease of $0.6 million to $29.2 million during the three months ended December 31, 2023, compared to a net decrease of $1.4 million to $28.5 million during the three months ended December 31, 2022. During the three months ended December 31, 2023, we decreased our total borrowings by $243.1 million as we funded: new loan originations, our capital initiatives, and actively managed our liquidity ratio. During the three months ended December 31, 2022, our total borrowings increased by $194.1 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, and arrangements with other institutions to purchase overnight Fed Funds, each of which provides an additional source of funds. On December 19, 2023, the FHLB of Cincinnati, subsequent to revising their Credit Policy Manual in September 2023 to decrease the allowable borrowing limit from 50% to 40% of total assets, approved an exception to increase the Association's allowable borrowing limit to 45% of total assets. The exception requires the Association to maintain compliance with certain credit and regulatory criteria. In order to ensure adequate borrowing capacity with the FHLB, the Company has started replacing a portion of its 90-day FHLB advances with like-term brokered deposits. In March 2023, as a result of two recent bank failures, the Federal Reserve created the BTFP as an additional source of liquidity. The program offers loans up to one year in length against pledges of high-quality securities, such as U.S. Treasuries, agency debt and mortgage-backed securities, owned as of March 21, 2023. The BTFP is currently scheduled to end on March 11, 2024.
In December 2023, the Association received notice from the FHLB of Cincinnati that, effective January 19, 2024, the Association will be placed on restriction by the FHFA due to a second consecutive "Needs Improvement" rating, received on our CRA exam covering the period ended December 31, 2019. During the period of restriction, the Association will not have access to long-term advances (advances with a term greater than one year) from the FHLB of Cincinnati and will not be eligible for participation in the Bank's Affordable Housing Program or other Community Investment Cash Advance programs. With certain exceptions, the restriction will remain in place until the Association receives a "Satisfactory" or better rating on a CRA exam and otherwise complies with standards established by the FHFA's Community Support Regulation. Existing advances and future advances with a term of one year or less, including 90 day advances used to facilitate longer term interest rate swap agreements, will not be affected. We expect no impact to our ability to access funding.
At December 31, 2023, we had $5.01 billion of FHLB of Cincinnati advances, no outstanding borrowings from the FRB-Cleveland Discount Window and no outstanding borrowings in the form of Fed Funds. During the three months ended December 31, 2023, we had average outstanding advances from the FHLB of Cincinnati of $5.23 billion, as compared to average outstanding advances of $4.87 billion during the three months ended December 31, 2022. Refer to the Extending the Duration of Funding Sources section of the Overview for further discussion.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

In 2019, a final rule adopted by the federal banking agencies provided banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of the CECL accounting standard. In 2020, as part of its response to the impact of COVID-19, U.S. federal banking regulatory agencies issued a final rule which provides banking organizations that implement CECL during the 2020 calendar year the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period, which the Association and Company have adopted. During the two-year delay, the Association and Company added back to CET1 100% of the initial adoption impact of CECL, plus 25% of the cumulative quarterly changes in the allowance for credit losses. After two years, the quarterly transitional amounts, along with the initial adoption impact of CECL, are deemed to be fixed and will be phased out of CET1 capital over the three-year period.
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the standard minimum capital requirements. At December 31, 2023, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of December 31, 2023, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands). Capital remains a source of financial strength for the Association and the Company. Preserving capital to levels in excess of regulatory minimums is a priority for the Association, especially given the pressures in the economic environment. The Association intends to maintain minimum capital ratios to exceed total capital to risk-weighted assets of 13.0%, tier 1 (leverage) capital to net average assets of 9.0%, and tier 1 capital to risk-weighted assets of 11.0%.

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,731,017	17.96%	$964,045	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,660,369	9.77%	849,542	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,660,369	17.22%	771,236	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,660,369	17.22%	626,629	6.50%

The capital ratios of the Company as of December 31, 2023, are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,904,184	19.75%
Tier 1 (Leverage) Capital to Net Average Assets	1,833,536	10.78%
Tier 1 Capital to Risk-Weighted Assets	1,833,536	19.02%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,833,536	19.02%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. At December 31, 2023, the Company had, in the form of cash and a demand loan from the Association, $167.0 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016, and repurchases began on January 6, 2017. There were 4,808,049 shares repurchased under that program between its start date and December 31, 2023. During the three months ended December 31, 2023, the Company did not repurchase any shares of its common stock.
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
Following the receipt of the members' approval at the July 11, 2023, meeting, Third Federal Savings, MHC filed a notice with, and received the non-objection from the FRB-Cleveland for the proposed dividend waivers. Third Federal Savings, MHC waived its right to receive $0.2825 per share dividend payments on September 26, 2023 and December 13, 2023.
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
Economic Value of Equity. Using customized modeling software, the Company and Association prepare periodic estimates of the amounts by which the net present value of cash flows from assets, liabilities and off-balance sheet items (the institution's EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.
The following table presents the estimated changes in the Company’s EVE at December 31, 2023, that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates.

TFS Financial Corporation
				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$868,860	$(442,279)	(33.73)%	5.99%	(233)
+200	1,051,954	(259,185)	(19.77)%	7.05%	(127)
+100	1,201,813	(109,326)	(8.34)%	7.84%	(48)
0	1,311,139	—	—%	8.32%	—
-100	1,377,655	66,516	5.07%	8.52%	20
-200	1,379,224	68,085	5.19%	8.33%	1
-300	1,296,714	(14,425)	(1.10)%	7.67%	(65)

The following table presents the estimated changes in the Association’s EVE at December 31, 2023, that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates.

Third Federal Savings and Loan Association
				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$661,613	$(442,049)	(40.05)%	4.57%	(244)
+200	844,633	(259,029)	(23.47)%	5.67%	(134)
+100	994,415	(109,247)	(9.90)%	6.49%	(52)
0	1,103,662	—	—%	7.01%	—
-100	1,170,097	66,435	6.02%	7.24%	23
-200	1,171,582	67,920	6.15%	7.08%	7
-300	1,088,985	(14,677)	(1.33)%	6.45%	(56)
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
The tables above indicate that at December 31, 2023, in the event of an increase of 200 basis points in all interest rates, the Company and Association would experience a 19.77% and 23.47% decrease in EVE, respectively. In the event of a 100 basis point decrease in interest rates, the Company and Association would experience a 5.07% and 6.02% increase in EVE, respectively.
The following tables are based on the calculations contained in the previous tables, and set forth the change in the EVE at a +200 basis point rate of shock at December 31, 2023, with comparative information as of September 30, 2023. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

TFS Financial Corporation
Risk Measure (+200 Basis Points Rate Shock)	At December 31, 2023	At September 30, 2023
Pre-Shock EVE Ratio	8.32%	8.21%
Post-Shock EVE Ratio	7.05%	6.44%
Sensitivity Measure in basis points	(127)	(177)
Percentage Change in EVE	(19.77)%	(25.92)%

Third Federal Savings and Loan Association
Risk Measure (+200 Basis Points Rate Shock)	At December 31, 2023	At September 30, 2023
Pre-Shock EVE Ratio	7.01%	6.77%
Post-Shock EVE Ratio	5.67%	4.91%
Sensitivity Measure in basis points	(134)	(186)
Percentage Change in EVE	(23.47)%	(31.45)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which seek to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 11 and 24 basis point improvement in the Pre-Shock EVE Ratio (base valuation) measures at December 31, 2023, when compared to the measure at September 30, 2023, for the Company and Association, respectively. Factors contributing to these improvements included changes in market rates, capital actions by the Association and changes due to business activity. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets) in comparison to the pace of the addition of duration extending funding sources.
Our simulation model possesses random patterning capabilities and accommodates extensive regression analytics applicable to the prepayment and decay profiles of our borrower and depositor portfolios. The model facilitates the generation of alternative modeling scenarios and provides us with timely decision making data that is integral to our IRR management processes. Modeling our IRR profile and measuring our IRR exposure are processes that are subject to continuous revision, refinement, modification, enhancement, back testing, and validation. We continually evaluate, challenge, and update the methodology and assumptions used in our IRR model; including behavioral assumptions that have been derived based on third-party studies of our customer historical performance patterns. Changes to the methodology and/or assumptions used in the model will result in reported IRR profiles and reported IRR exposures that will be different, and perhaps significantly, from the results reported above.
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions related to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation. As of December 31, 2023, the estimated EaR for the 12 months ending December 31, 2024 would increase by 1.25% for the Company and 0.53% for the Association in the event that market interest rates used in the simulation were adjusted in incremental amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Company and Association use the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. The Company and Association continue to calculate instantaneous scenarios, and as of December 31, 2023, the estimated EaR for the 12 months ending December 31, 2024 would increase by 2.98% and 0.85%, respectively, in the event of an instantaneous 200 basis point increase in market interest rates.
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
Other Considerations. The EVE and EaR analyses are similar in that they both start with the same month-end balance sheet amounts, weighted average coupon and maturity. The underlying prepayment, decay and default assumptions are also the same and both start with the same month-end "markets" (Treasury and FHLB yield curves, etc.). From that similar starting point, the models follow divergent paths. EVE is a stochastic model using 150 different interest rate paths to compute market value at the account level for each of the categories on the balance sheet, whereas EaR uses the implied forward curve to compute interest income/expense at the account level for each of the categories on the balance sheet.
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
Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of December 31, 2023, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Item 1A. Risk Factors
During the quarter ended December 31, 2023, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on November 21, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)The Company did not repurchase any shares of common stock during the quarter ended December 31, 2023.

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
On December 13, 2023, Meredith S. Weil, our Chief Operating Officer, and, effective January 1, 2024, our Chief Financial Officer, adopted a Trading Plan that is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c). Ms. Weil's plan is for the potential exercise of 32,400 vested stock options with an expiration date of December 10, 2024, and 108,300 vested stock options with an expiration date of May 28, 2025, and sale of the shares of common stock underlying such stock options. The Trading Plan expires May 28, 2025, or earlier, upon completion of all transactions subject to the trading plan.
Item 6.
(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, filed on February 8, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	February 8, 2024	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	February 8, 2024	/s/ Meredith S. Weil
Meredith S. Weil
Chief Financial Officer