Form 10-Q/A
period 2023-12-31
TFS Financial CORP
filed 2024-02-13
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q/A
(Amendment No. 1)
_______________________________________________________________________________________________________________________________

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

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) of TFS Financial Corporation (the “Company” or “we”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 8, 2024 (the “Original Form 10-Q”). We are filing this Amendment for the sole purpose of filing a revised exhibit by the Company’s chief financial officer, as Exhibit 31.2 herewith (the “Exhibits”) being the certification of principal executive officer and principal financial officer pursuant to Securities Exchange Act Rules 13a-14(a), to correct the printed name of the chief financial officer to Meredith S. Weil, who certified and correctly signed the original certification. In accordance with applicable SEC interpretations, this Amendment contains only the cover page, this explanatory note, a signature page, and the revised certification (containing only paragraphs 1, 2, 4 and 5 of the text otherwise prescribed by Item 601(b)(31)(i) of Regulation S-K).
Because no financial statements have been included in this Amendment, paragraph 3 of the certification set forth in the Exhibits has been omitted and we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Form 10-Q. This Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures, other than those discussed herein. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-Q.

PART II. OTHER INFORMATION
Item 6.
(a) Exhibits

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Datafile (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	February 13, 2024	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	February 13, 2024	/s/ Meredith S. Weil
Meredith S. Weil
Chief Financial Officer