Form 10-Q
period 2024-06-30
TFS Financial CORP
filed 2024-08-08
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of August 6, 2024, there were 280,710,854 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.9% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

ACL: Allowance for Credit Losses	FHFA: Federal Housing Finance Agency
ACT: Tax Cuts and Jobs Act	FHLB: Federal Home Loan Bank
AOCI: Accumulated Other Comprehensive Income	FICO: Fair Isaac Corporation
ARM: Adjustable Rate Mortgage	FRB-Cleveland: Federal Reserve Bank of Cleveland
ASC: Accounting Standards Codification	Freddie Mac: Federal Home Loan Mortgage Corporation
ASU: Accounting Standards Update	GAAP: Generally Accepted Accounting Principles
Association: Third Federal Savings and Loan	Ginnie Mae: Government National Mortgage Association
Association of Cleveland	GVA: General Valuation Allowances
BOLI: Bank Owned Life Insurance	HPI: Home Price Index
BTFP: Bank Term Funding Program	IRR: Interest Rate Risk
CDs: Certificates of Deposit	IRS: Internal Revenue Service
CECL: Current Expected Credit Losses	IVA: Individual Valuation Allowance
CET1: Common Equity Tier 1	LIBOR: London Interbank Offer Rate
CFPB: Consumer Financial Protection Bureau	LIHTC: Low Income Housing Tax Credit
CLTV: Combined Loan-to-Value	LIP: Loans-in-Process
Company: TFS Financial Corporation and its subsidiaries	LTV: Loan-to-Value
DFA: Dodd-Frank Wall Street Reform and Consumer	MMK: Money Market Account
Protection Act	OCC: Office of the Comptroller of the Currency
DIF: Deposit Insurance Fund	OCI: Other Comprehensive Income
EaR: Earnings at Risk	PCAOB: Public Company Accounting Oversight Board
EPS: Earnings per Share	REMICs: Real Estate Mortgage Investment Conduits
ESOP: Third Federal Employee (Associate) Stock	REO: Real Estate Owned
Ownership Plan	SEC: United States Securities and Exchange Commission
EVE: Economic Value of Equity	SOFR: Secured Overnight Financing Rate
Fannie Mae: Federal National Mortgage Association	TDR: Troubled Debt Restructuring
FASB: Financial Accounting Standards Board	Third Federal Savings, MHC: Third Federal Savings
FDIC: Federal Deposit Insurance Corporation	and Loan Association of Cleveland, MHC

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	June 30, 2024	September 30, 2023
ASSETS
Cash and due from banks	$29,411	$29,134
Other interest-earning cash equivalents	531,024	437,612
Cash and cash equivalents	560,435	466,746
Investment securities available for sale (amortized cost $564,548 and $561,715, respectively)	522,967	508,324
Mortgage loans held for sale ($30,391 and $3,260 measured at fair value, respectively)	30,391	3,260
Loans held for investment, net:
Mortgage loans	15,189,683	15,177,844
Other loans	5,070	4,411
Deferred loan expenses, net	62,738	60,807
Allowance for credit losses on loans	(67,529)	(77,315)
Loans, net	15,189,962	15,165,747
Mortgage loan servicing rights, net	7,591	7,400
Federal Home Loan Bank stock, at cost	232,083	247,098
Real estate owned, net	431	1,444
Premises, equipment, and software, net	33,665	34,708
Accrued interest receivable	58,615	53,910
Bank owned life insurance contracts	315,710	312,072
Other assets	83,090	117,270
TOTAL ASSETS	$17,034,940	$16,917,979
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$10,025,977	$9,449,820
Borrowed funds	4,829,365	5,273,637
Borrowers’ advances for insurance and taxes	66,757	124,417
Principal, interest, and related escrow owed on loans serviced	16,867	29,811
Accrued expenses and other liabilities	180,910	112,933
Total liabilities	15,119,876	14,990,618
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,710,854 and 280,359,173 outstanding at June 30, 2024 and September 30, 2023, respectively	3,323	3,323
Paid-in capital	1,753,074	1,755,027
Treasury stock, at cost; 51,607,896 and 51,959,577 shares at June 30, 2024 and September 30, 2023, respectively	(772,195)	(776,101)
Unallocated ESOP shares	(23,834)	(27,084)
Retained earnings—substantially restricted	912,082	886,984
Accumulated other comprehensive income	42,614	85,212
Total shareholders’ equity	1,915,064	1,927,361
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,034,940	$16,917,979
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$166,268	$144,347	$491,273	$410,847
Investment securities available for sale	4,663	3,712	13,534	10,229
Other interest and dividend earning assets	13,975	8,598	40,751	22,103
Total interest and dividend income	184,906	156,657	545,558	443,179
INTEREST EXPENSE:
Deposits	75,521	48,905	212,532	118,636
Borrowed funds	40,112	38,973	123,283	111,339
Total interest expense	115,633	87,878	335,815	229,975
NET INTEREST INCOME	69,273	68,779	209,743	213,204
PROVISION (RELEASE) FOR CREDIT LOSSES	(500)	—	(2,500)	(2,000)
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	69,773	68,779	212,243	215,204
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,097	1,919	5,690	5,779
Net gain on the sale of loans	723	21	1,646	617
Increase in and death benefits from bank owned life insurance contracts	2,254	2,790	7,638	7,151
Other	1,171	1,113	3,308	2,782
Total non-interest income	6,245	5,843	18,282	16,329
NON-INTEREST EXPENSE:
Salaries and employee benefits	26,845	25,332	81,462	84,125
Marketing services	4,867	7,023	14,397	21,407
Office property, equipment and software	7,008	7,246	21,156	20,848
Federal insurance premium and assessments	3,258	3,574	11,049	9,823
State franchise tax	1,244	1,230	3,658	3,706
Other expenses	7,566	8,472	21,541	21,736
Total non-interest expense	50,788	52,877	153,263	161,645
INCOME BEFORE INCOME TAXES	25,230	21,745	77,262	69,888
INCOME TAX EXPENSE	5,277	4,142	15,889	14,184
NET INCOME	$19,953	$17,603	$61,373	$55,704
Earnings per share—basic and diluted	$0.07	$0.06	$0.22	$0.20
Weighted average shares outstanding
Basic	278,291,376	277,472,312	278,104,352	277,384,689
Diluted	279,221,360	278,590,810	279,072,087	278,507,602
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$19,953	$17,603	$61,373	$55,704
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale	42	(6,127)	9,108	(3,915)
Net change in cash flow hedges	49	52,215	(52,439)	31,163
Net change in defined benefit plan obligation	105	196	733	588
Total other comprehensive income (loss)	196	46,284	(42,598)	27,836
Total comprehensive income	$20,149	$63,887	$18,775	$83,540
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended June 30, 2023
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2023	$3,323	$1,752,508	$(775,852)	$(29,250)	$879,046	$4,701	$1,834,476
Net income	—	—	—	—	17,603	—	17,603
Other comprehensive income, net of tax	—	—	—	—	—	46,284	46,284
ESOP shares allocated or committed to be released	—	232	—	1,083	—	—	1,315
Compensation costs for equity incentive plans	—	1,065	—	—	—	—	1,065
Treasury stock allocated to equity incentive plan	—	(4)	—	—	—	—	(4)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,615)	—	(14,615)
Balance at June 30, 2023	$3,323	$1,753,801	$(775,852)	$(28,167)	$882,034	$50,985	$1,886,124

	For the Three Months Ended June 30, 2024
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2024	$3,323	$1,751,960	$(772,195)	$(24,917)	$906,908	$42,418	$1,907,497
Net income	—	—	—	—	19,953	—	19,953
Other comprehensive income, net of tax	—	—	—	—	—	196	196
ESOP shares allocated or committed to be released	—	280	—	1,083	—	—	1,363
Compensation costs for equity incentive plans	—	840	—	—	—	—	840
Treasury stock allocated to equity incentive plan	—	(6)	—	—	—	—	(6)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,779)	—	(14,779)
Balance at June 30, 2024	$3,323	$1,753,074	$(772,195)	$(23,834)	$912,082	$42,614	$1,915,064

	For the Nine Months Ended June 30, 2023
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2022	$3,323	$1,751,223	$(771,986)	$(31,417)	$870,047	$23,149	$1,844,339
Net income	—	—	—	—	55,704		55,704
Other comprehensive income (loss), net of tax	—	—	—	—	—	27,836	27,836
ESOP shares allocated or committed to be released	—	1,064	—	3,250	—	—	4,314
Compensation costs for equity incentive plans	—	3,284	—	—	—	—	3,284
Purchase of treasury stock (361,869 shares)	—	—	(5,000)	—	—	—	(5,000)
Treasury stock allocated to equity incentive plan	—	(1,770)	1,134	—	—	—	(636)
Dividends declared to common shareholders ($0.8475 per common share)	—	—	—	—	(43,717)	—	(43,717)
Balance at June 30, 2023	$3,323	$1,753,801	$(775,852)	$(28,167)	$882,034	$50,985	$1,886,124

	For the Nine Months Ended June 30, 2024
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2023	$3,323	$1,755,027	$(776,101)	$(27,084)	$886,984	$85,212	$1,927,361
Cumulative effect from changes in accounting principle, net of tax[1]	—	—	—	—	7,898	—	7,898
Net income	—	—	—	—	61,373	—	61,373
Other comprehensive income (loss), net of tax	—	—	—	—	—	(42,598)	(42,598)
ESOP shares allocated or committed to be released	—	951	—	3,250	—	—	4,201
Compensation costs for equity incentive plans	—	2,926	—	—	—	—	2,926
Treasury stock allocated to equity incentive plan	—	(5,830)	3,906	—	—	—	(1,924)
Dividends declared to common shareholders ($0.8475 per common share)	—	—	—	—	(44,173)	—	(44,173)
Balance at June 30, 2024	$3,323	$1,753,074	$(772,195)	$(23,834)	$912,082	$42,614	$1,915,064

[1]Related to ASU 2022-02 adopted October 1, 2023.
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Nine Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,373	$55,704
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	7,127	7,598
Depreciation and amortization	14,075	13,387
Deferred income taxes	(200)	(174)
Provision (release) for credit losses	(2,500)	(2,000)
Net gain on the sale of loans	(1,646)	(617)
Other net (gains) losses	276	(225)
Proceeds from sales of loans held for sale	67,711	34,819
Loans originated and principal repayments on loans for sale	(88,404)	(33,940)
Increase in bank owned life insurance contracts	(7,638)	(6,520)
Net decrease (increase) in interest receivable and other assets	4,212	(23,702)
Net increase in accrued expenses and other liabilities	92,894	32,566
Net cash provided by operating activities	147,280	76,896
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,113,358)	(2,515,388)
Principal repayments on loans	1,980,087	1,868,345
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	118,313	62,563
Proceeds from sale of:
Loans	106,561	23,018
Real estate owned	983	319
FHLB stock	49,530	—
Purchases of:
FHLB stock	(34,515)	(34,808)
Securities available for sale	(121,092)	(124,190)
Premises and equipment	(2,349)	(4,048)
Other	3,001	88
Net cash used in investing activities	(12,839)	(724,101)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	564,596	145,140
Net decrease in borrowers' advances for insurance and taxes	(57,660)	(42,891)
Net decrease in principal and interest owed on loans serviced	(12,944)	(13,403)
Net increase (decrease) in short-term borrowed funds	(742,000)	518,050
Net increase (decrease) in Fed Funds purchased	—	(225,000)
Proceeds from long-term borrowed funds	575,000	350,000
Repayment of long-term borrowed funds	(276,766)	(2,232)
Cash collateral/settlements received from (provided to) derivative counterparties	(44,851)	33,561
Acquisition or net settlement of treasury shares	(1,924)	(5,636)
Dividends paid to common shareholders	(44,203)	(43,733)
Net cash (used in) provided by financing activities	(40,752)	713,856
NET INCREASE IN CASH AND CASH EQUIVALENTS	93,689	66,651
CASH AND CASH EQUIVALENTS—Beginning of period	466,746	369,564
CASH AND CASH EQUIVALENTS—End of period	$560,435	$436,215
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$213,378	$116,252
Cash paid for interest on borrowed funds	178,708	129,871
Cash paid (received) for interest on interest rate swaps	(67,081)	(29,356)
Cash paid for income taxes	13,724	17,444
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	247	589
Transfer of loans from held for investment to held for sale	112,917	22,899
Transfer of loans from held for sale to held for investment	771	8,433
Treasury stock issued for stock benefit plans	5,831	1,769
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering and, to a much lesser extent, other financial services. As of June 30, 2024, approximately 80.9% of the Company’s outstanding shares were owned by the federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at June 30, 2024, and its consolidated results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
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
Per ASC 606, Revenue from Contracts with Customers, an entity is required to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Three of the Company's revenue streams within scope of Topic 606 are the sales of REO, interchange income, and deposit account and other transaction-based service fee income. Those streams are not material to the Company's consolidated financial statements and therefore quantitative information regarding these streams is not disclosed.

2.EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At June 30, 2024 and 2023, the ESOP held 2,383,366 and 2,816,706 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended June 30,
	2024			2023
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$19,953			$17,603
Less: income allocated to restricted stock units	343			388
Basic earnings per share:
Income available to common shareholders	19,610	278,291,376	$0.07	17,215	277,472,312	$0.06
Diluted earnings per share:
Effect of dilutive potential common shares		929,984			1,118,498
Income available to common shareholders	$19,610	279,221,360	$0.07	$17,215	278,590,810	$0.06

	For the Nine Months Ended June 30,
	2024			2023
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$61,373			$55,704
Less: income allocated to restricted stock units	1,090			1,164
Basic earnings per share:
Income available to common shareholders	60,283	278,104,352	$0.22	54,540	277,384,689	$0.20
Diluted earnings per share:
Effect of dilutive potential common shares		967,735			1,122,913
Income available to common shareholders	$60,283	279,072,087	$0.22	$54,540	278,507,602	$0.20

The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Options to purchase shares	2,231,475	1,995,275	2,231,475	1,995,275
Restricted and performance stock units	30,000	107,669	30,000	57,669

3.INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below.

	June 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$487,914	$120	$(41,372)	$446,662
Fannie Mae certificates	2,855	46	(6)	2,895
Freddie Mac certificates	1,139	—	(54)	1,085
U.S. government and agency obligations	72,640	—	(315)	72,325
Total	$564,548	$166	$(41,747)	$522,967

	September 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$495,874	$—	$(52,867)	$443,007
Fannie Mae certificates	834	1	(21)	814
Freddie Mac certificates	1,141	—	(97)	1,044
U.S. government and agency obligations	63,866	—	(407)	63,459
Total	$561,715	$1	$(53,392)	$508,324
 At June 30, 2024 and September 30, 2023, investment securities included $68,581 and $59,813, respectively, of U.S. government obligations pledged as collateral on our open swap positions to meet margin requirements established by the clearing organization. Accrued interest on investment securities is $1,813 and $1,907 at June 30, 2024 and September 30, 2023, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
The following is a summary of our securities portfolio by the period remaining until contractual maturity and yield at June 30, 2024. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields are not presented on a tax-equivalent basis and are calculated by multiplying each carry value by its yield and dividing the sum of these results by the total carry values. We did not hold any tax-exempt securities at June 30, 2024 or September 30, 2023.

	June 30, 2024			September 30, 2023
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$68,780	$68,752	5.26%	$59,948	$59,936	5.13%
Due after one to five years	8,948	8,566	1.94	10,529	9,929	2.00
Due after five to ten years	29,614	28,443	3.16	31,372	29,381	2.42
Ten years or greater	457,206	417,206	3.11	459,866	409,078	2.82
Total	$564,548	$522,967	3.36%	$561,715	$508,324	3.03%

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at June 30, 2024 and September 30, 2023, were as follows:

	June 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$59,683	$390	$358,476	$40,982	$418,159	$41,372
Fannie Mae certificates	—	—	100	6	100	6
Freddie Mac certificates	—	—	1,085	54	1,085	54
U.S. government and agency obligations	68,581	27	3,743	288	72,324	315
Total	$128,264	$417	$363,404	$41,330	$491,668	$41,747

	September 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$80,452	$1,749	$362,555	$51,118	$443,007	$52,867
Fannie Mae certificates	578	21	—	—	578	21
Freddie Mac certificates	1,045	97	—	—	1,045	97
U.S. government and agency obligations	59,813	11	3,646	396	63,459	407
Total	$141,888	$1,878	$366,201	$51,514	$508,089	$53,392
The unrealized losses on investment securities were attributable to an increase in market interest rates. The investment portfolio is comprised entirely of securities issued by U.S. government entities and agencies, which supports an expectation of no credit loss estimates since principal and interest payments due on these securities carry the full faith and credit guaranty of the U.S. government. In addition, the U.S. Treasury Department has established financing agreements to ensure Fannie Mae and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.
Since the decline in value is primarily attributable to an increase in market interest rates and not credit quality deterioration, and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities prior to recovery of the amortized cost, the Company did not record an allowance for credit losses on investment securities as of June 30, 2024 or September 30, 2023.

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	June 30, 2024	September 30, 2023
Real estate loans:
Residential Core	$11,545,509	$12,078,158
Residential Home Today	42,402	46,508
Home equity loans and lines of credit	3,588,820	3,030,526
Construction	27,030	48,406
Real estate loans	15,203,761	15,203,598
Other loans	5,070	4,411
Add (deduct):
Deferred loan expenses, net	62,738	60,807
Loans in process	(14,078)	(25,754)
Allowance for credit losses on loans	(67,529)	(77,315)
Loans held for investment, net	$15,189,962	$15,165,747
Loans held for investment are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses and any applicable loans-in-process. Accrued interest is $56,795 and $51,989 as of June 30, 2024 and September 30, 2023, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. At June 30, 2024 and September 30, 2023, the percentage of aggregate Residential Core, Home Today and Construction loans secured by properties in Ohio was 58% and 57%, respectively, and the percentage of loans secured by properties in Florida was 17% and 18%, respectively. As of June 30, 2024 and September 30, 2023, home equity loans and lines of credit were concentrated in Ohio (24% and 26%, respectively), Florida (23% and 22%, respectively), and California (17% as of both dates).

Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to periodic rate adjustments caps and various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $4,497,753 and $4,760,843 at June 30, 2024 and September 30, 2023, respectively.
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
Loans held for sale include loans originated or purchased with the intent to sell which are generally priced in alignment with secondary market pricing and may be subject to loan level pricing adjustments. Additionally, loans originated or purchased for the held for investment portfolio may later be identified for sale and transferred to the held for sale portfolio, which may include loans originated or purchased within the parameters of programs established by Fannie Mae. During the three and nine months ended June 30, 2024 and June 30, 2023, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At June 30, 2024 and September 30, 2023, mortgage loans held for sale totaled $30,391 and $3,260, respectively. During the three and nine months ended June 30, 2024, the principal balance of loans sold was $69,420 and $190,743 (including loans in contracts pending settlement) compared to $23,583 and $58,146 (including no contracts pending settlement) during the three and nine months ended June 30, 2023, respectively. During the three and nine months ended June 30, 2024, the amortized cost of loans originated as held for sale that were subsequently transferred to the held for investment portfolio were both $771, compared to $0 and $8,433 during the three and nine months ended June 30, 2023, respectively.

DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at June 30, 2024 and September 30, 2023, is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
June 30, 2024
Real estate loans:
Residential Core	$4,091	$2,828	$9,518	$16,437	$11,552,199	$11,568,636
Residential Home Today	714	469	794	1,977	39,959	41,936
Home equity loans and lines of credit	4,736	981	4,442	10,159	3,618,740	3,628,899
Construction	—	—	—	—	12,950	12,950
Total real estate loans	9,541	4,278	14,754	28,573	15,223,848	15,252,421
Other loans	—	—	—	—	5,070	5,070
Total	$9,541	$4,278	$14,754	$28,573	$15,228,918	$15,257,491

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2023
Real estate loans:
Residential Core	$3,680	$1,763	$8,268	$13,711	$12,089,228	$12,102,939
Residential Home Today	666	323	855	1,844	44,186	46,030
Home equity loans and lines of credit	3,271	690	3,876	7,837	3,059,444	3,067,281
Construction	—	—	—	—	22,401	22,401
Total real estate loans	7,617	2,776	12,999	23,392	15,215,259	15,238,651
Other loans	—	—	—	—	4,411	4,411
Total	$7,617	$2,776	$12,999	$23,392	$15,219,670	$15,243,062
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

The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative allowance, primarily because they have already been collaterally reviewed and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. Balances are adjusted for deferred loan fees and expenses. There are no loans 90 or more days past due and still accruing at June 30, 2024 or September 30, 2023.

	June 30, 2024		September 30, 2023
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$19,375	$22,658	$15,691	$19,414
Residential Home Today	3,698	3,910	4,511	4,623
Home equity loans and lines of credit	7,548	8,801	7,035	7,877
Total non-accrual loans	$30,621	$35,369	$27,237	$31,914
At June 30, 2024 and September 30, 2023, respectively, the amortized cost in non-accrual loans includes $20,635 and $18,915 which are performing according to the terms of their agreement, of which $11,434 and $11,508 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. At June 30, 2024 and September 30, 2023, real estate loans include $9,543 and $9,144, respectively, of loans that were in the process of foreclosure.
Interest on loans in accrual status is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $183 and $507 for the three and nine months ended June 30, 2024, and $145 and $503 for the three and nine months ended June 30, 2023, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a modification when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a modification that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.

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
The Company adopted ASU 2022-02 on October 1, 2023, which eliminated the accounting for TDRs. As such, at June 30, 2024, there was no allowance for individually reviewed TDRs (IVAs), based on the present value of cash flows, as compared to September 30, 2023, when there was $9,546. Effective with this adoption, losses on loans with modifications to borrowers experiencing financial difficulties, previously identified as TDRs, will be estimated as described above, in the same manner as loans that have not been subject to such modifications.
Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors, are recognized when forecasted economic data used in the model differs from management's view or contains significant unobservable changes within a short period. Identifiable model limitations may also lead to qualitative adjustments, such as those made to reflect the expected recovery of loan amounts previously charged-off, beyond what the model is able to project. The qualitative adjustments resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. The net qualitative adjustment at June 30, 2024, was a reduction to the allowance for credit losses of $6,753, compared to a reduction of

$13,425 at September 30, 2023. At June 30, 2024, a portion of the allowance for credit losses that had been measured qualitatively at September 30, 2023 was included in the model-driven quantitative estimate due to enhancements in data quality. Qualitative adjustments are evaluated quarterly, at a minimum, based on current facts and circumstances.
Partial or full charge-offs are recognized for the amount of credit losses on loans when the borrower is experiencing financial difficulty as described by meeting the conditions below:
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
For all classes of loans, a loan is considered collateral-dependent when, based on current information and events, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the collateral or foreclosure is probable. Factors considered in determining that a loan is collateral-dependent may include the deteriorating financial condition of the borrower indicated by missed or delinquent payments, or a pending legal action, such as bankruptcy or foreclosure.
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

	For the Three Months Ended June 30, 2024
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$47,714	$(2,924)	$(29)	$453	$45,214
Residential Home Today	(2,624)	(1,076)	(73)	669	(3,104)
Home equity loans and lines of credit	22,998	2,045	(161)	487	25,369
Construction	81	(51)	—	20	50
Total real estate loans	$68,169	$(2,006)	$(263)	$1,629	$67,529
Total Unfunded Loan Commitments (1)	$26,657	$1,506	$—	$—	$28,163
Total Allowance for Credit Losses	$94,826	$(500)	$(263)	$1,629	$95,692

(1) For all periods presented, the total allowance for unfunded loan commitments is recognized in accrued expenses and other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

	For the Three Months Ended June 30, 2023
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$53,772	$587	$(35)	$227	$54,551
Residential Home Today	(1,212)	(283)	(34)	434	(1,095)
Home equity loans and lines of credit	21,232	(1,272)	(22)	1,194	21,132
Construction	346	(131)	—	—	215
Total real estate loans	$74,138	$(1,099)	$(91)	$1,855	$74,803
Total Unfunded Loan Commitments (1)	$26,653	$1,099	$—	$—	$27,752
Total Allowance for Credit Losses	$100,791	$—	$(91)	$1,855	$102,555

(1) For all periods presented, the total allowance for unfunded loan commitments is recognized in accrued expenses and other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

	For the Nine Months Ended June 30, 2024
	Beginning Balance	Adoption of ASU 2022-02	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$55,375	$(5,896)	$(5,076)	$(216)	$1,027	$45,214
Residential Home Today	(1,236)	(1,896)	(1,517)	(103)	1,648	(3,104)
Home equity loans and lines of credit	23,047	(2,470)	3,544	(695)	1,943	25,369
Construction	129	—	(99)	—	20	50
Total real estate loans	$77,315	$(10,262)	$(3,148)	$(1,014)	$4,638	$67,529
Total Unfunded Loan Commitments (1)	$27,515	$—	$648	$—	$—	$28,163
Total Allowance for Credit Losses	$104,830	$(10,262)	$(2,500)	$(1,014)	$4,638	$95,692
(1) For all periods presented, the total allowance for unfunded loan commitments is recognized in accrued expenses and other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

	For the Nine Months Ended June 30, 2023
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$53,506	$455	$(241)	$831	$54,551
Residential Home Today	(997)	(1,527)	(278)	1,707	(1,095)
Home equity loans and lines of credit	20,032	(1,520)	(580)	3,200	21,132
Construction	354	(139)	—	—	215
Total real estate loans	$72,895	$(2,731)	$(1,099)	$5,738	$74,803
Total Unfunded Loan Commitments (1)	$27,021	$731	$—	$—	$27,752
Total Allowance for Credit Losses	$99,916	$(2,000)	$(1,099)	$5,738	$102,555
(1) For all periods presented, the total allowance for unfunded loan commitments is recognized in accrued expenses and other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

CLASSIFIED LOANS
The following tables provide the amortized cost and information about the credit quality of residential loan receivables by an internally assigned grade as of the dates presented. Revolving loans reported at amortized cost include home equity lines of credit currently in their draw period. Revolving loans converted to term are home equity lines of credit that are in repayment. Home equity loans and bridge loans are segregated by origination year. Loans, or the portions of loans, classified as loss are fully charged-off in the period in which they are determined to be uncollectible; therefore they are not included in the following tables. No Home Today loans are classified Special Mention and all construction loans are classified Pass for both periods presented.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2024	2023	2022	2021	2020	Prior			Total
June 30, 2024
Real estate loans:
Residential Core
Pass	$405,267	$1,519,804	$3,009,373	$1,901,677	$1,245,730	$3,458,502	$—	$—	$11,540,353
Special Mention	—	—	—	—	—	960	—	—	960
Substandard	182	1,540	2,909	1,009	2,210	19,473	—	—	27,323
Total Residential Core	405,449	1,521,344	3,012,282	1,902,686	1,247,940	3,478,935	—	—	11,568,636
Residential Home Today (1)
Pass	—	—	—	—	—	37,234	—	—	37,234
Substandard	—	—	—	—	—	4,702	—	—	4,702
Total Residential Home Today	—	—	—	—	—	41,936	—	—	41,936
Home equity loans and lines of credit
Pass	203,998	174,260	61,206	19,783	5,598	16,101	3,077,039	54,895	3,612,880
Special Mention	115	175	129	—	—	—	3,919	437	4,775
Substandard	—	198	212	143	45	145	5,844	4,657	11,244
Total Home equity loans and lines of credit	204,113	174,633	61,547	19,926	5,643	16,246	3,086,802	59,989	3,628,899
Total Construction	5,694	7,256	—	—	—	—	—	—	12,950
Total real estate loans
Pass	614,959	1,701,320	3,070,579	1,921,460	1,251,328	3,511,837	3,077,039	54,895	15,203,417
Special Mention	115	175	129	—	—	960	3,919	437	5,735
Substandard	182	1,738	3,121	1,152	2,255	24,320	5,844	4,657	43,269
Total real estate loans	$615,256	$1,703,233	$3,073,829	$1,922,612	$1,253,583	$3,537,117	$3,086,802	$59,989	$15,252,421
(1) No new originations of Home Today loans since fiscal year 2016.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term
	By fiscal year of origination
	2023	2022	2021	2020	2019	Prior			Total
September 30, 2023
Real estate loans:
Residential Core
Pass	$1,667,029	$3,169,609	$2,054,744	$1,342,854	$563,955	$3,275,978	$—	$—	$12,074,169
Special Mention	—	—	612	—	106	1,025	—	—	1,743
Substandard	185	823	1,285	1,806	721	22,207	—	—	27,027
Total Residential Core	1,667,214	3,170,432	2,056,641	1,344,660	564,782	3,299,210	—	—	12,102,939
Residential Home Today (1)
Pass	—	—	—	—	—	40,335	—	—	40,335
Substandard	—	—	—	—	—	5,695	—	—	5,695
Total Residential Home Today	—	—	—	—	—	46,030	—	—	46,030
Home equity loans and lines of credit
Pass	210,131	72,229	23,989	6,965	6,192	13,704	2,657,028	63,399	3,053,637
Special Mention	—	129	—	52	32	102	2,830	370	3,515
Substandard	—	—	140	96	—	120	4,849	4,924	10,129
Total Home equity loans and lines of credit	210,131	72,358	24,129	7,113	6,224	13,926	2,664,707	68,693	3,067,281
Total Construction	11,646	10,755	—	—	—	—	—	—	22,401
Total real estate loans
Pass	1,888,806	3,252,593	2,078,733	1,349,819	570,147	3,330,017	2,657,028	63,399	15,190,542
Special Mention	—	129	612	52	138	1,127	2,830	370	5,258
Substandard	185	823	1,425	1,902	721	28,022	4,849	4,924	42,851
Total real estate loans	$1,888,991	$3,253,545	$2,080,770	$1,351,773	$571,006	$3,359,166	$2,664,707	$68,693	$15,238,651
(1) No new originations of Home Today loans since fiscal year 2016.
The following table presents gross charge-offs of residential loan receivables recorded during the fiscal year-to-date period presented. There were no gross charge-offs in the construction loan portfolio for the period presented.

	For the Nine Months Ended June 30, 2024
							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2024	2023	2022	2021	2020	Prior			Total
Real estate loans:
Residential Core	$11	$—	$10	$—	$—	$195	$—	$—	$216
Residential Home Today	—	—	—	—	—	103	—	—	103
Home equity loans and lines of credit	—	—	16	18	—	—	369	292	695
Total real estate loans	$11	$—	$26	$18	$—	$298	$369	$292	$1,014
The home equity lines of credit converted from revolving to term loans during the three and nine months ended June 30, 2024, totaled $4,392 and $6,558 and during the three and nine months ended June 30, 2023, totaled $802 and $1,697, respectively. The amount of conversions to term loans is expected to remain relatively low for several years since the length of the draw period on new originations changed from five to ten years in 2016.
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
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At June 30, 2024 and September 30, 2023, no other loans were graded as non-performing.

MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
On October 1, 2023, the Company adopted ASU 2022-02, which eliminates the accounting guidance for TDRs and enhances the disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. For additional information on the adoption, refer to Note 14. RECENT ACCOUNTING PRONOUNCEMENTS.
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
The following tables present the amortized cost of modifications by type during the periods presented. For the three and nine months ended June 30, 2024, there were no modifications made on construction loans.

	For the Three Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$182	$590	$16	$—	$788	0.01%
Residential Home Today	—	56	69	37	—	162	0.39
Home equity loans and lines of credit	—	—	471	98	—	569	0.02
Total	$—	$238	$1,130	$151	$—	$1,519	0.01%

	For the Nine Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$529	$2,704	$843	$475	$4,551	0.04%
Residential Home Today	—	104	221	225	—	550	1.31
Home equity loans and lines of credit	—	—	985	234	25	1,244	0.03
Total	$—	$633	$3,910	$1,302	$500	$6,345	0.04%

The following tables present the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended June 30, 2024.

	For the Three Months Ended June 30, 2024
	Interest Rate Reduction		Term Extension
	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life
	From	To
Residential Core	3.39%	2.00%	1.6
Residential Home Today	5.63%	2.00%	10.4
Home equity loans and lines of credit	7.99%	3.50%	7.3

	For the Nine Months Ended June 30, 2024
	Interest Rate Reduction		Term Extension
	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life
	From	To
Residential Core	3.97%	2.07%	10.2
Residential Home Today	3.91%	2.00%	14.9
Home equity loans and lines of credit	6.46%	3.18%	10.6

The performance of loans modified for borrowers experiencing financial difficulty is closely monitored by the Company to understand the effectiveness of modification efforts. Modifications made to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms are considered subsequently defaulted. The table below summarizes information about modifications that were modified on or after October 1, 2023 and subsequently defaulted during the three and nine months ended June 30, 2024.

	For the Three Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$22	$14	$—	$36
Residential Home Today	—	—	16	—	—	16
Home equity loans and lines of credit	—	—	101	—	—	101
Total	$—	$—	$139	$14	$—	$153

	For the Nine Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$22	$14	$—	$36
Residential Home Today	—	—	16	—	—	16
Home equity loans and lines of credit	—	—	195	—	—	195
Total	$—	$—	$233	$14	$—	$247

The following table presents performance by loan type on loans modified during the nine months ended June 30, 2024, for borrowers experiencing financial difficulty. The loans in delinquency status primarily consisted of loans with significant payment delays prior to modification, which continue to be reported delinquent based on their original contractual terms.

June 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$76	$745	$944	$1,765	$2,786	$4,551
Residential Home Today	57	10	210	277	273	550
Home equity loans and lines of credit	282	—	848	1,130	114	1,244
Total	$415	$755	$2,002	$3,172	$3,173	$6,345

TROUBLED DEBT RESTRUCTURINGS PRIOR TO THE ADOPTION OF ASU 2022-02
Prior to the adoption of ASU 2022-02 on October 1, 2023, initial concessions granted for loans restructured as TDRs include reduction of interest rate, extension of amortization period, capitalization of delinquent amounts, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also could occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Company. At September 30, 2023, $73,172 of TDRs individually evaluated for credit loss had adequately performed under the terms of the restructuring and were classified as Pass loans.
The amortized cost in TDRs by category, at September 30, 2023, is shown in the table below.

September 30, 2023	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$28,546	$15,730	$9,577	$53,853
Residential Home Today	9,390	10,114	1,691	21,195
Home equity loans and lines of credit	21,063	2,460	879	24,402
Total	$58,999	$28,304	$12,147	$99,450
The following tables set forth the amortized cost of TDRs restructured during the periods presented. For all loans modified during the three and nine months ended June 30, 2023, the pre-modified outstanding amortized cost was not materially different from the post-modified outstanding amortized cost.

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

The tables below summarize information about TDRs restructured within 12 months of the periods presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended June 30, 2023
TDRs That Subsequently Defaulted	Number of Contracts	Amortized Cost
Residential Core	3	$456
Residential Home Today	5	108
Home equity loans and lines of credit	1	57
Total	9	$621

	For the Nine Months Ended June 30, 2023
TDRs That Subsequently Defaulted	Number of Contracts	Amortized Cost
Residential Core	3	$456
Residential Home Today	6	164
Home equity loans and lines of credit	1	57
Total	10	$677

5.DEPOSITS
Deposit account balances are summarized as follows:

	June 30, 2024	September 30, 2023
Checking accounts	$865,440	$983,396
Savings accounts, excluding money market accounts	1,186,606	1,460,601
Money market accounts	208,407	346,479
Certificates of deposit	7,743,775	6,648,982
	10,004,228	9,439,458
Accrued interest	21,749	10,362
Total deposits	$10,025,977	$9,449,820
The aggregate amount of CDs in denominations of more than $250 was $1,187,325 and $845,375 at June 30, 2024 and September 30, 2023, respectively. In accordance with the DFA, the maximum amount of federal deposit insurance is $250 per depositor for each account ownership category.
Brokered CDs (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $1,215,284 and $1,162,601 at June 30, 2024 and September 30, 2023, respectively, of which $725,000 and $665,000 were aligned with interest rate swaps discussed in Note 13. DERIVATIVE INSTRUMENTS. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well capitalized institution at June 30, 2024 and September 30, 2023, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
At June 30, 2024, the Association had a maximum borrowing capacity of $8,575,012, of which $4,829,365 was outstanding. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati, as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. The Association also has the ability to purchase Fed Funds through arrangements with other institutions. Additionally, the ability to borrow from the FRB-Cleveland Discount Window is available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio.
Total borrowings at June 30, 2024 are summarized in the table below:

	Borrowing Capacity	Borrowings Available	Borrowings Outstanding
FHLB	$7,484,050	$2,676,956	$4,807,094
FRB Cleveland	645,962	645,962	—
Fed Funds Purchased	445,000	445,000	—
Subtotal	$8,575,012	$3,767,918	4,807,094
Accrued Interest			22,271
Total Borrowings			$4,829,365
Maturities of borrowings at June 30, 2024 are summarized in the table below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$975,000	2.43%
13 to 24 months	975,373	2.97
25 to 36 months	850,000	3.03
37 to 48 months	751,752	3.76
49 to 60 months	476,213	3.54
Over 60 months	778,756	3.37
Total Advances	4,807,094	3.12
Accrued interest	22,271
Total	$4,829,365
All borrowings have fixed rates during their term ranging up to 240 months. The table above reflects the effective maturities and fixed interest rates of the $3,000,000 of short-term FHLB advances that are tied to interest rate swaps discussed in Note 13. DERIVATIVE INSTRUMENTS. Interest is payable monthly for long-term FHLB advances and generally at maturity for FHLB advances with terms of three months or less.
For the three and nine months ended June 30, 2024, and June 30, 2023, net interest expense related to short-term borrowings was $25,098 and $81,137, and $29,406 and $82,681, respectively.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss), net of tax and the related tax expense (benefit) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	June 30, 2024				June 30, 2023
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(32,107)	$83,044	$(8,519)	$42,418	$(31,687)	$47,831	$(11,443)	$4,701
Other comprehensive income (loss) before reclassifications	42	16,525	—	16,567	(6,127)	65,980	—	59,853
Amounts reclassified	—	(16,476)	105	(16,371)	—	(13,765)	196	(13,569)
Other comprehensive income (loss), net of tax	42	49	105	196	(6,127)	52,215	196	46,284
Balance at end of period	$(32,065)	$83,093	$(8,414)	$42,614	$(37,814)	$100,046	$(11,247)	$50,985
Tax expense (benefit) netted in other comprehensive income or loss	$12	$14	$31	$57	$(1,803)	$15,368	$59	$13,624

	For the Nine Months Ended				For the Nine Months Ended
	June 30, 2024				June 30, 2023
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(41,173)	$135,532	$(9,147)	$85,212	$(33,899)	$68,883	$(11,835)	$23,149
Other comprehensive income (loss) before reclassifications	9,108	(663)	418	8,863	(3,915)	59,763	—	55,848
Amounts reclassified	—	(51,776)	315	(51,461)	—	(28,600)	588	(28,012)
Other comprehensive income (loss), net of tax	9,108	(52,439)	733	(42,598)	(3,915)	31,163	588	27,836
Balance at end of period	$(32,065)	$83,093	$(8,414)	$42,614	$(37,814)	$100,046	$(11,247)	$50,985
Tax expense (benefit) netted in other comprehensive income or loss	$2,703	$(15,572)	$221	$(12,648)	$(1,330)	$9,535	$177	$8,382

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Line Item in the Consolidated Statements of Income
	2024	2023	2024	2023
Cash flow hedges:
Interest (income) expense	$(21,369)	$(17,817)	$(67,152)	$(36,992)	Interest expense
Net income tax effect	4,893	4,052	15,376	8,392	Income tax expense
Net of income tax expense	(16,476)	(13,765)	(51,776)	(28,600)

Amortization of defined benefit plan:
Actuarial loss	136	255	410	765	(a)
Net income tax effect	(31)	(59)	(95)	(177)	Income tax expense
Net of income tax expense	105	196	315	588

Total reclassifications for the period	$(16,371)	$(13,569)	$(51,461)	$(28,012)

(a) This item is included in the computation of net periodic pension cost. See Note 9. DEFINED BENEFIT PLAN for additional disclosure.

8.    INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and city jurisdictions. The Company’s combined federal and state effective income tax rate was 20.6% and 20.3% for the nine months ended June 30, 2024 and June 30, 2023, respectively.
The Company is no longer subject to income tax examinations in its major jurisdictions for tax years ended prior to 2020. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the consolidated financial statements as a component of its provision for income taxes.
The Company makes certain investments in limited partnerships, which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the nine months ended June 30, 2024 and June 30, 2023.

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

The components of net periodic cost recognized in other non-interest expense in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest cost	$827	$831	$2,480	$2,493
Expected return on plan assets	(995)	(968)	(2,986)	(2,904)
Amortization of net loss	136	255	410	765
Net periodic (benefit) cost	$(32)	$118	$(96)	$354
There were no required minimum employer contributions during the nine months ended June 30, 2024. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2024.

10.    EQUITY INCENTIVE PLAN
During the quarter ended March 31, 2024, 231,750 restricted stock units, 61,000 performance share units, and 247,200 stock options were granted to directors, officers and certain managers of the Company. During the nine months ended June 30, 2024, performance share units granted in December 2021 were reduced by 2,655 units, according to the targeted performance formula. The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock option expense	$31	$—	$54	$—
Restricted stock units expense	584	802	2,216	2,550
Performance share units expense	225	263	656	734
Total stock-based compensation expense	$840	$1,065	$2,926	$3,284
At June 30, 2024, 2,231,475 shares were subject to options, with a weighted average exercise price of $15.39 per share and a weighted average grant date fair value of $2.29 per share. Expected future expense, relating to the 247,200 non-vested options outstanding as of June 30, 2024, is $248 over a weighted average period of 2.3 years. At June 30, 2024, 373,945 restricted stock units and 213,445 performance share units with a weighted average grant date fair value of $13.78 and $14.45 per unit, respectively, are unvested. Expected future compensation expense, relating to the 1,139,693 restricted stock units and 213,445 performance share units outstanding as of June 30, 2024, is $3,395 over a weighted average period of 2.2 years and $1,230 over a weighted average period of 1.8 years, respectively. Each unit is equivalent to one share of common stock.

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
At June 30, 2024, the Company had commitments to originate or purchase loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$101,997	$491
Adjustable-rate mortgage loans	15,880	81
Home equity loans and lines of credit	230,890	3,101
Total	$348,767	$3,673
At June 30, 2024, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$5,105,164	$24,413
Construction loans	14,078	77
Total	$5,119,242	$24,490
At June 30, 2024, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $5,138,353.
At June 30, 2024 and September 30, 2023, the Company had $47,238 and $2,094, respectively, in commitments to sell mortgage loans. At June 30, 2024 and September 30, 2023, the Company had $36,606 and $51,275, respectively, in commitments to purchase mortgage loans, which are included in mortgage loan commitments above.
The above commitments are expected to be funded through normal operations.
The Company is undergoing an escheat audit covering the states of Ohio, Kentucky and Florida. Any potential loss, or range of loss, that may result from this matter is not reasonably estimable at June 30, 2024.
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At June 30, 2024 and September 30, 2023, there were $19,308 and $0 loans held for sale, respectively, with unpaid principal balances of $19,038 and $0, in pending agency contracts for which the fair value was elected. Changes in fair value on loans held for sale subject to pending agency contracts are included in the net gain on sale of loans, which included a net gain of $94 and $162 for the three and nine months ended June 30, 2024, and a net gain of $0 for both the three and nine months ended June 30, 2023.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2024 and September 30, 2023, this includes $522,967 and $508,324, respectively, of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations, that can include items issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from independent third-party nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third-party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.

Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At June 30, 2024 and September 30, 2023, there were $30,391 and $3,260, respectively, of loans held for sale measured at fair value. At June 30, 2024 and September 30, 2023, there were $0 of loans held for sale carried at cost. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at June 30, 2024 and September 30, 2023, were $431 and $1,444, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At June 30, 2024 and September 30, 2023, these adjustments were not significant to reported fair values. At June 30, 2024 and September 30, 2023, $513 and $1,413, respectively, of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis, where the cost basis equals or exceeds the estimated fair values, less estimated costs to dispose, of $82 and $163, respectively. Real estate owned includes $0 and $194 of properties carried at their original or adjusted cost basis at June 30, 2024 and September 30, 2023, respectively.
Derivatives—Derivative instruments include interest rate lock commitments on loans being originated or purchased for the held for sale portfolio, forward commitments on contracts to deliver mortgage loans and interest rate swaps designated as cash flow hedges. Derivatives not designated as cash flow hedges are reported at fair value in Other assets or Other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION with changes in value recorded in current earnings. Derivatives qualifying as cash flow hedges are settled daily, bringing the fair value to $0. Refer to Note 13. DERIVATIVE INSTRUMENTS for additional information on cash flow hedges and other derivative instruments. Interest rate lock commitments are commitments to lend at interest rates and amounts defined prior to funding. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. The range and weighted average impact of the closure rate is included in quantitative information about significant unobservable inputs later in this note. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Forward commitments on contracts to deliver mortgage loans are included in Level 2 of the hierarchy.

Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at June 30, 2024 and September 30, 2023, are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$446,662	$—	$446,662	$—
Fannie Mae certificates	2,895	—	2,895	—
Freddie Mac securities	1,085	—	1,085	—
U.S. government and agency obligations	72,325	—	72,325	—
Mortgage loans held for sale	19,308	—	19,308	—
Derivatives:
Interest rate lock commitments	512	—	—	512
Total	$542,787	$—	$542,275	$512
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$8	$—	$8	$—
Total	$8	$—	$8	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$443,007	$—	$443,007	$—
Fannie Mae certificates	814	—	814	—
Freddie Mac certificates	1,044	—	1,044	—
U.S. government and agency obligations	63,459	—	63,459	—
Derivatives:
Forward commitments for the sale of mortgage loans	11	—	11	—
Total	$508,335	$—	$508,335	$—
Liabilities
Derivatives:
Interest rate lock commitments	$1	$—	$—	$1
Total	$1	$—	$—	$1

The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$358	$(23)	$(1)	$(333)
Gain during the period due to changes in fair value:
Included in other non-interest income	154	(24)	513	286
Ending balance	$512	$(47)	$512	$(47)
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$512	$(47)	$512	$(47)
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$38,523	$—	$—	$38,523
Mortgage loans held for sale	11,083	—	11,083	—
Real estate owned(1)	513	—	—	513
Total	$50,119	$—	$11,083	$39,036

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$38,289	$—	$—	$38,289
Mortgage loans held for sale	3,260	—	3,260	—
Real estate owned(1)	1,413	—	—	1,413
Total	$42,962	$—	$3,260	$39,702
(1)Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value
	June 30, 2024	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$38,523	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	4.4%

Interest rate lock commitments	$512	Quoted Secondary Market pricing	Closure rate	0	-	100%	97.0%

	Fair Value
	September 30, 2023	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$38,289	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	30%	4.8%

Interest rate lock commitments	$(1)	Quoted Secondary Market pricing	Closure rate	0	-	100%	99.5%
The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	June 30, 2024
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$29,411	$29,411	$29,411	$—	$—
Interest-earning cash equivalents	531,024	531,024	531,024	—	—
Investment securities available for sale	522,967	522,967	—	522,967	—
Mortgage loans held for sale	30,391	30,391	—	30,391	—
Loans, net:
Mortgage loans held for investment	15,184,892	13,645,473	—	—	13,645,473
Other loans	5,070	5,070	—	—	5,070
Federal Home Loan Bank stock	232,083	232,083	N/A	—	—
Accrued interest receivable	58,615	58,615	—	58,615	—
Cash collateral received from or held by counterparty	1,727	1,727	1,727	—	—
Derivatives	512	512	—	—	512
Liabilities:
Checking and passbook accounts	$2,260,453	$2,260,453	$—	$2,260,453	$—
Certificates of deposit	7,765,524	7,664,405	—	7,664,405	—
Borrowed funds	4,829,365	4,818,935	—	4,818,935	—
Borrowers’ advances for insurance and taxes	66,757	66,757	—	66,757	—
Principal, interest and escrow owed on loans serviced	16,867	16,867	—	16,867	—
Derivatives	8	8	—	8	—

	September 30, 2023
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$29,134	$29,134	$29,134	$—	$—
Interest-earning cash equivalents	437,612	437,612	437,612	—	—
Investment securities available for sale	508,324	508,324	—	508,324	—
Mortgage loans held for sale	3,260	3,260	—	3,260	—
Loans, net:
Mortgage loans held for investment	15,161,336	13,262,711	—	—	13,262,711
Other loans	4,411	4,411	—	—	4,411
Federal Home Loan Bank stock	247,098	247,098	N/A	—	—
Accrued interest receivable	53,910	53,910	—	53,910	—
Cash collateral received from or held by counterparty	24,887	24,887	24,887	—	—
Derivatives	11	11	—	11	—
Liabilities:
Checking and passbook accounts	$2,790,476	$2,790,476	$—	$2,790,476	$—
Certificates of deposit	6,659,344	6,571,674	—	6,571,674	—
Borrowed funds	5,273,637	5,256,278	—	5,256,278	—
Borrowers’ advances for insurance and taxes	124,417	124,417	—	124,417	—
Principal, interest and escrow owed on loans serviced	29,811	29,811	—	29,811	—
Derivatives	1	1	—	—	1

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
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially, and continue to be, highly effective at June 30, 2024.
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

The following tables provide the locations within the CONSOLIDATED STATEMENTS OF CONDITION for fair values of derivative instruments at the reporting dates and their related notional values.

	June 30, 2024
			Weighted Average
	Notional Value	Fair Value	Term (years)	Fixed-Rate Payments
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$3,640,000	$—	3.4	3.00%
Other Liabilities	85,000	—	2.6	4.66
Total cash flow hedges: Interest rate swaps	$3,725,000	$—	3.4	3.04%

	September 30, 2023
			Weighted Average
	Notional Value	Fair Value	Term (years)	Fixed-Rate Payments
Cash flow hedges: Interest rate swaps
Other Assets	$3,815,000	$—	3.7	2.91%
Total cash flow hedges: Interest rate swaps	$3,815,000	$—	3.7	2.91%

	June 30, 2024		September 30, 2023
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$28,010	$512	$—	$—
Other Liabilities	—	—	1,830	(1)
Forward Commitments for the sale of mortgage loans
Other Assets	—	—	2,094	11
Other Liabilities	47,238	(8)	—	—
Total derivatives not designated as hedging instruments	$75,248	$504	$3,924	$10
The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss)	June 30,		June 30,
	Recognized in Income	2024	2023	2024	2023
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$21,433	$85,399	$(858)	$77,689
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds and Deposits	21,369	17,817	67,152	36,992

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$154	$(24)	$513	$286
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	132	84	(19)	8

The Company estimates that $65,251 of the amounts reported in AOCI will be reclassified as a reduction to interest expense during the twelve months ending June 30, 2025.

Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as an intermediary on each cleared transaction. At June 30, 2024 and September 30, 2023, there was $1,727 and $24,887, respectively, of cash collateral included in other assets, and $68,581 and $59,813, respectively, included in investment securities related to initial margin requirements that are held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

14.    RECENT ACCOUNTING PRONOUNCEMENTS
Adopted during the nine months ended June 30, 2024
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326). The amendments in this update eliminate the accounting guidance for TDR by creditors in Subtopic 310-40, while enhancing disclosure requirements for certain loan refinancings and modifications by creditors when the borrower is experiencing financial difficulty. Additionally, this amendment requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326. This update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance as of October 1, 2023, and applied the modified retrospective transition method that evaluates loans previously identified as TDRs for credit loss under the Company’s current ACL policy. Upon adoption, we recognized an increase in retained earnings of $7,898, net of income taxes, resulting from a pretax decrease to the allowance for credit losses on loans and unfunded commitments of $10,262. The enhanced disclosure requirements provided for by the ASU have been adopted on a prospective basis. The required disclosures are included in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES.
Issued but not yet adopted as of June 30, 2024
There have been no accounting pronouncements issued since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

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
Capital ratios remain a source of financial strength for the Company and the Association as all capital ratios, including the Company's Common Equity Tier 1 Capital ratio of 18.82%, exceed the regulatory requirement to be considered "Well Capitalized". Additional details on our capital ratios are reported in the Liquidity and Capital Resources section of this Item 2.
The Company maintains high-quality core deposits distributed primarily across our Ohio and Florida branch network in products tailored toward consumers seeking non-transactional savings. As of June 30, 2024, 96.2% of our $8.81 billion retail deposit base consists of accounts structured under the FDIC insured limit of $250,000. The Company has the ability to fund 100% of all uninsured deposit balances through sources described later in this Item 2 under the heading Liquidity and Capital Resources.
The Company retains ample and diverse sources of liquidity and funding, beyond deposits. At June 30, 2024, our combined additional borrowing capacity under the Association's blanket pledge arrangements with the FHLB of Cincinnati and the FRB Cleveland along with our ability to purchase Fed Funds through arrangements with other institutions totaled $3.77 billion. We also hold marketable securities that could be sold and converted to cash. Further details about liquidity and funding are described in the section labelled Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth of this Item 2.
We operate a multi-disciplined risk management program that emphasizes stress testing and scenario analysis in the realms of interest rate risk, credit risk, market risk and liquidity risk. Key risk indicators are proactively monitored and reported throughout the organization, up to and including the Board of Directors. The program is supported by a multi-line of defense approach in which internal oversight functions of risk management and internal audit grant their fully autonomous opinion of the process with an ability to issue findings for remediation if deemed necessary. The program is also regularly exposed to additional scrutiny in the form of regulatory oversight and from our external audit firm. Management established the risk management framework with an appropriate level of sophistication such that it fully encapsulates all identified areas of risk, in conjunction with a necessary level of governance, to promote the program’s intention of properly identifying and managing our risk profile.
Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and diverse funding sources to support our growth; and (4) monitoring and controlling our operating expenses.
Controlling Our Interest Rate Risk Exposure. Historically, our greatest risk has been our exposure to changes in market interest rates. When we hold longer-term, fixed-rate assets, funded by liabilities with shorter-term re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations.
A challenge to our business model occurs when there is a rapid and substantial increase in short-term rates or there is an extended inverted yield curve where short-term rates exceed long-term rates, both of which have occurred over recent periods. Conversely, rapid and substantial decreases in short-term rates can also pose a challenge when interest rates on our ELOC portfolio, indexed to the prime rate, reprice more quickly than interest rates on borrowings and certificate of deposit accounts which generally reprice at maturity. These economic environments may result in decreases in our net interest income and our net interest margin.
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

Levels of Regulatory Capital
At June 30, 2024, the Company’s Tier 1 (leverage) capital totaled $1.85 billion, or 10.82%, of net average assets and 18.82% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.70 billion, or 9.96%, of net average assets and 17.33% of risk-weighted assets. Each of these measures is in excess of the requirements in effect for the Association at June 30, 2024, for designation as “well capitalized” under regulatory prompt corrective action provisions. Beginning this fiscal year, the Company entered into the final two years of the five-year transitional period, as provided by a final rule, after CECL was adopted in fiscal year 2021. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination:

	For the Nine Months Ended June 30, 2024		For the Nine Months Ended June 30, 2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations and Purchases:
ARM (all Smart Rate) production	$128,752	21.5%	$466,963	35.6%
Fixed-rate production:
Terms less than or equal to 10 years	5,166	0.9	27,582	2.1
Terms greater than 10 years	464,808	77.6	816,929	62.3
Total fixed-rate production	469,974	78.5	844,511	64.4
Total First Mortgage Loan Originations and Purchases	$598,726	100.0%	$1,311,474	100.0%

	June 30, 2024		September 30, 2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of First Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$4,497,753	38.8%	$4,760,843	39.2%
Fixed-rate Loans:
Terms less than or equal to 10 years	898,679	7.8	1,088,048	9.0
Terms greater than 10 years	6,191,479	53.4	6,275,775	51.8
Total fixed-rate loans	7,090,158	61.2	7,363,823	60.8
Total First Mortgage Loans Held For Investment	$11,587,911	100.0%	$12,124,666	100.0%
The following table sets forth the balances as of June 30, 2024, for all ARM loans segregated by the next scheduled interest rate reset date:

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(Dollars in thousands)
2024	$160,391
2025	803,340
2026	1,343,841
2027	1,580,055
2028	484,344
2029	125,782
Total	$4,497,753
At June 30, 2024 and September 30, 2023, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $30.4 million and $3.3 million, respectively.

Loan Portfolio Yield
The following tables set forth the principal balance and interest yield as of June 30, 2024, for the portfolio of loans held for investment, by type of loan, structure and geographic location:

	June 30, 2024
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$898,679	5.9%	2.68%
Terms greater than 10 years	6,191,479	40.7	3.96
Total Fixed-Rate Residential Mortgage loans	7,090,158	46.6	3.80

ARMs	4,497,753	29.6	3.30
Home Equity Loans and Lines of Credit	3,588,820	23.6	7.43
Construction and Other Loans	32,100	0.2	6.45
Total Loans Receivable	$15,208,831	100.0%	4.52%

	June 30, 2024
	Balance	Fixed Rate Balance	Fixed Rate Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,719,008	$5,182,580	77.1%	3.78%
Florida	2,019,094	977,460	48.4	3.44
Other	2,849,809	930,110	32.6	3.34
Total Residential Mortgage Loans	11,587,911	7,090,150	61.2	3.61
Home Equity Loans and Lines of Credit
Ohio	863,794	116,557	13.5	7.35
Florida	817,449	101,820	12.5	7.37
California	608,298	69,034	11.3	7.40
Other	1,299,279	86,287	6.6	7.52
Total Home Equity Loans and Lines of Credit	3,588,820	373,698	10.4	7.43
Construction and Other Loans	32,100	32,100	100.0	6.45
Total Loans Receivable	$15,208,831	$7,495,948	49.3%	4.52%

Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. Increasing our investments in loans with variable rates of interest help to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. We strive to grow the home equity line of credit portfolio through offering competitive rates, marketing efforts and by utilizing partners to attract more home equity line of credit customers. At June 30, 2024, the principal balance of home equity lines of credit (including those in repayment) that are structured to reset with each prime rate adjustment totaled $3.11 billion. Our home equity lending is discussed in the Lending Activities section of this Item 2.
Extending the Duration of Funding Sources
As a complement to our strategies to shorten the duration of our interest-earning assets, as described above, we also seek to lengthen the duration of our interest-bearing funding sources. These efforts include monitoring the relative costs of alternative funding sources such as retail certificates of deposit, brokered certificates of deposit, longer-term (e.g. four to six years) fixed-rate advances from the FHLB of Cincinnati, and shorter-term (e.g. one or three months) funding, the durations of which are extended by correlated interest rate exchange contracts ("swap"). Funding sources are discussed in more detail within this Item 2 in the sections entitled Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth and Liquidity and Capital Resources. All of our swaps are subject to collateral pledges and require specific structural features to qualify for hedge accounting treatment. Hedge accounting treatment directs that periodic mark-to-market adjustments be recorded in other comprehensive income (loss) in the equity section of the balance sheet, rather than being included in operating results of the income statement. The Association's intent is that any swap to which it may be a party will qualify for hedge accounting treatment.
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

BORROWED FUNDS and 13. DERIVATIVE INSTRUMENTS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
Each funding alternative is monitored and evaluated based on its effective interest payment rate, options exercisable by the creditor (early withdrawal, right to call, etc.), and collateral requirements. Refer to Notes 5. DEPOSITS and 6. BORROWED FUNDS for additional details on balances. The interest payment rate is a function of market influences that are specific to the nuances and market competitiveness/breadth of each funding source. Generally, early withdrawal options, subject to a fee, are available to our retail CD customers but not to holders of brokered CDs; issuer call options are not provided on our advances from the FHLB of Cincinnati; and we are not subject to early termination options with respect to our interest rate exchange contracts. Additionally, collateral pledges are not provided with respect to our retail CDs or our brokered CDs, but are required for our advances from the FHLB of Cincinnati as well as for our interest rate exchange contracts. We will continue to evaluate the structure of our funding sources balancing the need to extend duration and manage cost.
Selling Fixed Rate Loans in the Secondary Market
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. First mortgage loans (primarily fixed-rate mortgages with terms of 15 years or more, Home Ready and some loans purchased through our correspondent lending partner) are originated under Fannie Mae guidelines and are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. Currently, certain types of loans (i.e. our Smart Rate adjustable-rate loans, 10-year fixed-rate loans, and first mortgage loans secured by certain property types) are originated under our internally derived underwriting standards, which are not eligible for sale to Fannie Mae. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions may be limited to loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral. Additionally, sales to private investors are dependent upon favorable market conditions, including motivated buyers, and involve more complicated negotiations and longer settlement timelines.
During the nine months ended June 30, 2024, $190.7 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, to Fannie Mae on a servicing retained basis. Of these sold loans, $5.3 million were originated through our traditional mortgage banking brand, known as "Mortgage Passport", and $185.4 million were originated or purchased as other agency-compliant first mortgage loans. At June 30, 2024, loans classified as held for sale totaled $30.4 million. At June 30, 2024, we serviced $1.96 billion of loans we originated and later sold to investors.
We continue to consider liquidity and balance sheet management, as well as secondary market pricing, in evaluating the opportunity to sell loans. Additionally, we've expanded our ability to sell certain fixed-rate loans to Fannie Mae through the use of more traditional mortgage banking activities, including a proprietary approach to risk-based pricing and loan-level pricing adjustments in markets outside of Ohio and Florida. This approach is not expected to significantly impact our financial results in fiscal year 2024. Loan sales are discussed in more detail within the Liquidity and Capital Resources section of this Item 2.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. At June 30, 2024, 89% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing.
In an effort to limit our credit risk exposure consistent with the low risk appetite approved by the Board of Directors, the credit eligibility criteria is evaluated to ensure a successful homeowner has the primary source of repayment, followed by a collateral position that allows for a secondary source of repayment, if needed. Products that do not result in an effective mix of repayment ability are not offered. We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current quarter, the average credit score was 777 and the average LTV was 71% at origination. Our current delinquency levels reflect the higher credit standards to which we subject all new originations. As of June 30, 2024, loans originated or purchased had a balance of $15.29 billion, of which $28.5 million, or 0.2%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, where a large portion of our historical lending has occurred. At June 30, 2024, approximately 57.9% and 17.4% of the combined total of our residential Core and construction loans held for investment and approximately 24.1% and 22.8% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 24 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010, levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loans originated in the nine months ended June 30, 2024, 20.4% are secured by properties in states other than Ohio or Florida.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. At June 30, 2024, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 9.96%. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered deposits), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. To attract deposits, we typically offer rates that are competitive with the rates on similar products offered by other financial institutions. At June 30, 2024, deposits totaled $10.03 billion (including $1.22 billion of brokered CDs), while borrowings totaled $4.83 billion and borrowers’ advances and servicing escrows totaled $83.6 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
While our retail deposit customers provide our primary source of funding, we maintain many alternative funding sources. First, we pledge available real estate mortgage loans with the FHLB of Cincinnati and the FRB-Cleveland. At June 30, 2024, the Association had the ability to borrow a maximum of $7.48 billion from the FHLB of Cincinnati and $646.0 million from the FRB-Cleveland Discount Window. As of June 30, 2024, our capacity for additional borrowing from the FHLB of Cincinnati was $2.68 billion. Second, we have the ability to purchase overnight Fed Funds up to $445.0 million through various arrangements with other institutions. Third, we invest in high quality marketable securities that exhibit limited market price variability and, to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At June 30, 2024, our investment securities portfolio totaled $523.0 million. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2024 and 2023, cash flows from operations provided $147.3 million and $76.9 million, respectively.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. We have successfully been able to reduce our operating expenses to offset the pressure of margin compression resulting from the extended inverted yield curve. Our ratio of annualized non-interest expense to average assets was 1.20% for the nine months ended June 30, 2024, and 1.34% for the nine months ended June 30, 2023. As of June 30, 2024, our average assets per full-time employee and our average deposits per full-time employee were $18.5 million and $10.9 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered CDs) held at our branch offices ($238.1 million per branch office as of June 30, 2024) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses to help safeguard against margin compression.

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
On October 1, 2023, the Individual Valuation Allowance (IVA) established for any loans dependent on cash flows, such as performing TDRs, was eliminated with the adoption of ASU 2022-02. Subsequently, all non-collaterally dependent modifications have an allowance estimated through the lifetime loss model. The qualitative GVAs expand our ability to identify and estimate probable losses and are based on our evaluation of the following factors, some of which are consistent with factors that impact the determination of quantitative GVAs. For example, delinquency statistics (both current and historical) are used in developing the quantitative GVAs while the trending of the delinquency statistics is considered and evaluated in the determination of the qualitative GVAs. Factors impacting the determination of qualitative GVAs include, among other:
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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. We conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. We have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. In general, a considerable portion of our gross charge-offs originate from our home equity loans and lines of credit portfolios. At June 30, 2024, we had an amortized cost of $3.63 billion in home equity loans and home equity lines of credit outstanding, of which $4.4 million, or 0.12%, were delinquent 90 days or more.

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the period)	$68,169	$74,138	$77,315	$72,895
Adoption of ASU 2022-02	—	—	(10,262)	—
Charge-offs on real estate loans:
Total Residential Core	29	35	216	241
Total Residential Home Today	73	34	103	278
Home equity loans and lines of credit
Ohio	76	4	318	237
Florida	38	—	93	48
California	—	—	96	14
Other	47	18	188	281
Total Home equity loans and lines of credit	161	22	695	580
Total charge-offs	263	91	1,014	1,099
Recoveries on real estate loans:
Residential Core	453	227	1,027	831
Residential Home Today	669	434	1,648	1,707
Home equity loans and lines of credit	487	1,194	1,943	3,200
Construction	20	—	20	—
Total recoveries	1,629	1,855	4,638	5,738
Net recoveries	1,366	1,764	3,624	4,639
Release of allowance for credit losses on loans	(2,006)	(1,099)	(3,148)	(2,731)
Allowance balance for loans (end of the period)	$67,529	$74,803	$67,529	$74,803

Allowance balance for credit losses on unfunded commitments (beginning of the period)	$26,657	$26,653	$27,515	$27,021
Provision for credit losses on unfunded loan commitments	1,506	1,099	648	731
Allowance balance for unfunded loan commitments (end of the period)	28,163	27,752	28,163	27,752
Allowance balance for all credit losses (end of the period)	$95,692	$102,555	$95,692	$102,555
Ratios:
Allowance for credit losses on loans to non-accrual loans at end of the period	190.93%	244.28%	190.93%	244.28%
Allowance for credit losses on loans to the total amortized cost in loans at end of the period	0.44%	0.50%	0.44%	0.50%

The following table sets forth additional information with respect to net recoveries by category for the periods indicated. Net recoveries on Construction loans were immaterial and therefore were not included in the table below.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Net recoveries to average loans outstanding (annualized)
Real estate loans:
Residential Core	0.01%	0.01%	0.01%	0.01%
Residential Home Today	0.02	0.01	0.01	0.01
Home Equity loans and lines of credit	0.01	0.03	0.01	0.02
Total net recoveries to average loans outstanding (annualized)	0.04%	0.05%	0.03%	0.04%
We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses. We reported net recoveries in each quarter for the past five years, primarily due to improvements in the values of collateral properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution. During the nine months ended June 30, 2024 and June 30, 2023, recoveries exceeded loan charge-offs by $3.6 million and $4.6 million, respectively.
During the nine months ended June 30, 2024, total gross charge-offs decreased slightly compared to the nine months ended June 30, 2023. Delinquent loans continue to be evaluated for potential losses and provisions are recorded for the estimate of potential losses of those loans. Subject to changes in the economic environment, a moderate level of charge-offs are expected as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended June 30, 2024, the total allowance for credit losses increased to $95.7 million, from $94.8 million at March 31, 2024. The total allowance for credit losses is comprised of the asset portion, which is applied to the loan portfolio and the liability portion, which is applied to off-balance sheet exposures, primarily related to undrawn equity exposures. During the three months ended June 30, 2024, the asset portion of the total allowance decreased to $67.5 million from $68.2 million, and the liability portion of the total allowance increased to $28.2 million from $26.7 million. We recorded a $0.5 million net release of allowance for credit losses for the period, consisting of a $2.0 million release of provision on loans and a $1.5 million provision for unfunded commitments.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. Changes in the allowance for credit losses on loan balances during the three months ended June 30, 2024, were related to a decrease in the residential Core portfolio balance primarily due to aging and decreases in qualitative factors, partially offset by new growth in the home equity loans and lines of credit portfolio.
The amortized cost of the residential Core portfolio decreased 1.9%, or $225.8 million, and its total allowance decreased 5.2%, or $2.5 million, as of June 30, 2024, compared to March 31, 2024. The amortized cost of the home equity loans and lines of credit portfolio increased 8.1%, or $271.2 million, and its total allowance increased 10.3% to $25.4 million, from $23.0 million at March 31, 2024. As we are no longer originating loans under our Home Today program, there is an expected net recovery position for this portfolio which was $3.1 million at June 30, 2024, and $2.6 million at March 31, 2024. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans, which is driving the allowance balance for the Home Today loans to be negative. Refer to the "Activity in the Allowance for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information.

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

	June 30, 2024			September 30, 2023
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$45,214	66.9%	75.9%	$55,375	71.6%	79.4%
Residential Home Today	(3,104)	(4.6)	0.3	(1,236)	(1.6)	0.3
Home equity loans and lines of credit	25,369	37.6	23.6	23,047	29.8	19.9
Construction	50	0.1	0.2	129	0.2	0.4
Allowance for credit losses on loans	$67,529	100.0%	100.0%	$77,315	100.0%	100.0%
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

	June 30, 2024		September 30, 2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,678,383		$6,893,547
Florida	2,017,380		2,135,853
Other	2,849,746		3,048,758
Total Residential Core	11,545,509	75.9%	12,078,158	79.4%
Total Residential Home Today	42,402	0.3	46,508	0.3
Home equity loans and lines of credit
Ohio	863,794		773,324
Florida	817,449		666,517
California	608,298		513,904
Other	1,299,279		1,076,781
Total Home equity loans and lines of credit	3,588,820	23.6	3,030,526	19.9
Construction loans
Ohio	26,080		41,153
Florida	950		7,253
Total Construction	27,030	0.2	48,406	0.4
Other loans	5,070	—	4,411	—
Total loans receivable	15,208,831	100.0%	15,208,009	100.0%
Deferred loan expenses, net	62,738		60,807
Loans in process	(14,078)		(25,754)
Allowance for credit losses on loans	(67,529)		(77,315)
Total loans receivable, net	$15,189,962		$15,165,747

The following table provides the amortized cost and an analysis of our residential mortgage loans disaggregated by refreshed FICO score, year of origination and portfolio at June 30, 2024. The Company treats the FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2024	2023	2022	2021	2020	Prior			Total
	(Dollars in thousands)
June 30, 2024
Real estate loans:
Residential Core
<680	$7,940	$53,616	$103,975	$65,596	$39,058	$154,891	$—	$—	$425,076
680-740	68,023	209,904	370,496	217,259	139,338	395,830	—	—	1,400,850
741+	328,891	1,254,988	2,511,435	1,584,534	1,048,236	2,827,049	—	—	9,555,133
Unknown (1)	595	2,836	26,376	35,297	21,308	101,165	—	—	187,577
Total Residential Core	405,449	1,521,344	3,012,282	1,902,686	1,247,940	3,478,935	—	—	11,568,636
Residential Home Today (2)
<680	—	—	—	—	—	20,899	—	—	20,899
680-740	—	—	—	—	—	8,246	—	—	8,246
741+	—	—	—	—	—	10,391	—	—	10,391
Unknown (1)	—	—	—	—	—	2,400	—	—	2,400
Total Residential Home Today	—	—	—	—	—	41,936	—	—	41,936
Home equity loans and lines of credit
<680	3,894	8,029	2,316	1,085	181	1,045	145,441	11,802	173,793
680-740	52,541	30,264	8,887	2,332	663	2,667	626,774	13,318	737,446
741+	147,569	135,965	49,696	16,347	4,686	11,760	2,288,095	30,041	2,684,159
Unknown (1)	109	375	648	162	113	774	26,492	4,828	33,501
Total Home equity loans and lines of credit	204,113	174,633	61,547	19,926	5,643	16,246	3,086,802	59,989	3,628,899
Construction
<680	429	—	—	—	—	—	—	—	429
680-740	724	319	—	—	—	—	—	—	1,043
741+	4,541	6,937	—	—	—	—	—	—	11,478
Total Construction	5,694	7,256	—	—	—	—	—	—	12,950
Total net real estate loans	$615,256	$1,703,233	$3,073,829	$1,922,612	$1,253,583	$3,537,117	$3,086,802	$59,989	$15,252,421

(1) Data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal year 2016.

The following table provides amortized cost and an analysis of our residential mortgage loans by origination LTV, origination year and portfolio at June 30, 2024. Subsequent to origination, LTVs are only updated for our home equity loans and lines of credit and for residential mortgage loans collaterally reviewed.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2024	2023	2022	2021	2020	Prior			Total
	(Dollars in thousands)
June 30, 2024
Real estate loans:
Residential Core
<80%	$172,416	$536,731	$1,767,024	$1,297,391	$654,184	$1,857,229	$—	$—	$6,284,975
80-89.9%	189,629	779,461	1,036,232	560,498	539,265	1,489,113	—	—	4,594,198
90-100%	43,404	205,152	207,471	43,743	54,297	130,068	—	—	684,135
>100%	—	—	—	—	—	711	—	—	711
Unknown (1)	—	—	1,555	1,054	194	1,814	—	—	4,617
Total Residential Core	405,449	1,521,344	3,012,282	1,902,686	1,247,940	3,478,935	—	—	11,568,636
Residential Home Today (2)
<80%	—	—	—	—	—	8,530	—	—	8,530
80-89.9%	—	—	—	—	—	13,288	—	—	13,288
90-100%	—	—	—	—	—	20,118	—	—	20,118
Total Residential Home Today	—	—	—	—	—	41,936	—	—	41,936
Home equity loans and lines of credit
<80%	197,786	169,980	59,592	19,448	5,613	12,911	2,897,989	42,471	3,405,790
80-89.9%	6,148	4,653	1,926	478	30	1,312	187,200	15,944	217,691
90-100%	179	—	—	—	—	662	506	149	1,496
>100%	—	—	29	—	—	1,360	703	268	2,360
Unknown (1)	—	—	—	—	—	1	404	1,157	1,562
Total Home equity loans and lines of credit	204,113	174,633	61,547	19,926	5,643	16,246	3,086,802	59,989	3,628,899
Construction
<80%	3,495	5,628	—	—	—	—	—	—	9,123
80-89.9%	2,199	1,628	—	—	—	—	—	—	3,827
Total Construction	5,694	7,256	—	—	—	—	—	—	12,950
Total net real estate loans	$615,256	$1,703,233	$3,073,829	$1,922,612	$1,253,583	$3,537,117	$3,086,802	$59,989	$15,252,421

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal year 2016.
At June 30, 2024, the unpaid principal balance of the home equity loans and lines of credit portfolio consisted of $537.5 million in home equity loans (including $59.9 million of home equity lines of credit, which are in repayment and no longer eligible to be drawn upon, and $11.3 million in bridge loans) and $3.05 billion in home equity lines of credit.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2024. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$2,305,137	$702,625	0.11%	60%	43%
Florida	1,554,835	671,860	0.12	55	42
California	1,282,832	504,183	0.11	59	50
Other (1)	3,013,697	1,172,669	0.09	63	51
Total home equity lines of credit in draw period	8,156,501	3,051,337	0.10	60	46
Home equity lines in repayment, home equity loans and bridge loans	537,483	537,483	0.24	56	47
Total	$8,693,984	$3,588,820	0.12%	60%	47%
_________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total home equity lending portfolio and 5% of total loan balances.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2024. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
The principal balance of home equity lines of credit in the draw period that have a current mean CLTV over 80% or unknown is $16.4 million, or 0.5%, at June 30, 2024. In recognition of the previous past weakness in the housing market, we continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
At June 30, 2024, 26.8% of the home equity lending portfolio was either in a first lien position (13.8%), in a subordinate (second) lien position behind a first lien that we held (10.8%) or behind a first lien that was held by a loan that we originated, sold and now serviced for others (2.2%). At June 30, 2024, 12.5% of the home equity line of credit portfolio in the draw period were making only the minimum payment on the outstanding line balance. Minimum payments include both a principal and interest component.

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

	Loans Delinquent for
June 30, 2024	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$4,751	$3,529	$8,280
Florida	1,112	1,537	2,649
Other	1,056	4,452	5,508
Total Residential Core	6,919	9,518	16,437
Residential Home Today	1,183	794	1,977
Home equity loans and lines of credit
Ohio	1,104	1,089	2,193
Florida	597	1,069	1,666
California	1,336	858	2,194
Other	2,680	1,426	4,106
Total Home equity loans and lines of credit	5,717	4,442	10,159
Total	$13,819	$14,754	$28,573

	Loans Delinquent for
September 30, 2023	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$2,616	$4,410	$7,026
Florida	1,207	1,340	2,547
Other	1,620	2,518	4,138
Total Residential Core	5,443	8,268	13,711
Residential Home Today	989	855	1,844
Home equity loans and lines of credit
Ohio	910	600	1,510
Florida	973	813	1,786
California	529	790	1,319
Other	1,549	1,673	3,222
Total Home equity loans and lines of credit	3,961	3,876	7,837
Total	$10,393	$12,999	$23,392

Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.10% of total net loans at June 30, 2024, and 0.09% at September 30, 2023. The percentage of loans seriously delinquent to total net loans increased in the residential Core portfolio to 0.06% at June 30, 2024, from 0.05% at September 30, 2023. Such loans in the residential Home Today portfolio remained at 0.01% for both periods. Serious delinquencies in the home equity loans and lines of credit portfolio remained at 0.03% for both periods.
Although delinquencies remain at or near historic lows, recent economic trends and rising interest rates have led to increased delinquencies in all portfolios. Interest rates on home equity lines of credit are tied to the prime rate of interest which has trended upward over the last two years, resulting in higher and less affordable monthly payments for some borrowers.

Non-Performing Assets
The following table sets forth the amortized costs and categories of our non-performing assets at the dates indicated. There were no construction loans reported as non-accrual at the dates presented.

	June 30, 2024	September 30, 2023
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$22,658	$19,414
Residential Home Today	3,910	4,623
Home equity loans and lines of credit	8,801	7,877
Total non-accrual loans	35,369	31,914
Real estate owned	431	1,444
Total non-performing assets	$35,800	$33,358
Ratios:
Total non-accrual loans to total loans	0.23%	0.21%
Total non-accrual loans to total assets	0.21%	0.19%
Total non-performing assets to total assets	0.21%	0.20%
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

	June 30, 2024	September 30, 2023
	(Dollars in thousands)
Non-Accrual Loans	$35,369	$31,914
Accruing Collateral-Dependent Loans	7,902	10,962
Less: Loans Collectively Evaluated	(4,748)	(4,647)
Total Collateral-Dependent loans	$38,523	$38,229

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

Comparison of Financial Condition at June 30, 2024 and September 30, 2023
Total assets increased $117.0 million, or 0.7%, to $17.03 billion at June 30, 2024, from $16.92 billion at September 30, 2023. This increase was mainly the result of an increase in cash and cash equivalents and mortgage loans, partially offset by decreases in prepaid expenses and other assets.
Cash and cash equivalents increased $93.7 million, or 20.1%, to $560.4 million at June 30, 2024, from $466.7 million at September 30, 2023. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities, all of which are classified as available for sale, increased $14.7 million to $523.0 million at June 30, 2024, from $508.3 million at September 30, 2023. The increase was the result of a $5.8 million increase in the mortgage-backed securities portfolio, and an $8.9 million increase in the balance of U.S. government and agency obligations during the nine months ended June 30, 2024. There were no sales of investment securities during the nine months ended June 30, 2024.
Loans held for sale increased $27.1 million, or 821%, to $30.4 million at June 30, 2024 from $3.3 million at September 30, 2023 due to an increase in both loans committed to forward sales and loans identified for future sale.

Loans held for investment, net of deferred loan fees and allowance for credit losses, increased $24.2 million, or less than 1%, to $15.19 billion at June 30, 2024, from $15.17 billion at September 30, 2023, as loans originated and purchased and additional draws on existing home equity lines of credit accounts outpaced repayments and sales of mortgage loans held for investment. There was a $558.3 million increase in home equity loans and lines of credit during the nine months ended June 30, 2024. In addition, there was a $536.8 million, or 4.4%, decrease in residential mortgage loans to $11.59 billion at June 30, 2024, from $12.12 billion at September 30, 2023. During the nine months ended June 30, 2024, $128.8 million of three- and five-year “Smart Rate” loans were originated, while $470.0 million of fixed-rate first mortgage loans were originated. Between September 30, 2023 and June 30, 2024, the total fixed-rate portion of the first mortgage loan portfolio decreased $273.6 million. During the nine months ended June 30, 2024, the principal balance of first mortgage loans sold or committed for sale to Fannie Mae was $190.7 million.
Commitments originated for home equity loans, lines of credit, and bridge loans were $1.62 billion for the nine months ended June 30, 2024, compared to $1.24 billion for the nine months ended June 30, 2023. At June 30, 2024, pending commitments to originate new home equity loans and lines of credit were $207.4 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The allowance for credit losses was $95.7 million, or 0.63% of total loans receivable, at June 30, 2024, including a $28.2 million liability for unfunded commitments. The allowance for credit losses was $104.8 million, or 0.69% of total loans receivable, at September 30, 2023, including a $27.5 million liability for unfunded commitments. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional discussion.
FHLB stock owned decreased $15.0 million, or 6.1%, to $232.1 million at June 30, 2024, from $247.1 million at September 30, 2023. The decrease is a result of stock redemptions by the FHLB related to a decrease in the balance of FHLB advances, partially offset by stock acquired during the first quarter of fiscal year 2024. FHLB collateral requirements on funds borrowed dictate the minimum amount of stock owned at any given time.
Total bank owned life insurance contracts increased $3.6 million, to $315.7 million at June 30, 2024, from $312.1 million at September 30, 2023, due to changes in cash surrender value, offset by death benefits received.
Other assets, including prepaid expenses, decreased $34.2 million to $83.1 million at June 30, 2024, from $117.3 million at September 30, 2023. The decrease was primarily due to a $28.9 million decline in swap margin receivable.
Deposits increased $576.2 million, or 6.1%, to $10.03 billion at June 30, 2024, from $9.45 billion at September 30, 2023. The increase in deposits resulted primarily from a $1.09 billion increase in CDs, inclusive of brokered CDs, as current market interest rates, product development and marketing have attracted additional balances and new CD customers. The increase also included an $11.4 million increase in accrued interest payable. The increase was partially offset by a $274.0 million decrease in savings accounts, a $138.1 million decrease in money market accounts, and a $118.0 million decrease in checking accounts. Brokered CDs, included in total deposits at June 30, 2024, increased $52.7 million to $1.21 billion, compared to a balance of $1.16 billion at September 30, 2023. Based on FDIC insurance limits by ownership structure, uninsured deposits were $330.8 million and $322.5 million at June 30, 2024 and September 30, 2023, respectively.
Borrowed funds decreased $444.3 million, or 8.4%, to $4.83 billion at June 30, 2024, from $5.27 billion at September 30, 2023. The decrease was primarily due to borrowings being replaced at maturity, when needed, by retail deposits. The total balance of borrowed funds at June 30, 2024, all from the FHLB, included $1.81 billion of term advances with a weighted average maturity of 2.0 years and $3.00 billion of short-term advances aligned with interest rate swap contracts. Interest rate swaps have been used to extend the duration of short-term borrowings, at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate swaps.
Borrowers' advances for insurance and taxes decreased by $57.7 million to $66.8 million at June 30, 2024, from $124.4 million at September 30, 2023. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.
Accrued expenses and other liabilities increased by $68.0 million to $180.9 million at June 30, 2024, from $112.9 million at September 30, 2023. The increase is primarily due to a $78.4 million increase in outstanding payables, primarily real estate tax payments, that had not yet cleared at the reporting date, partially offset by a $10.5 million decrease in net deferred income tax liability.
Total shareholders’ equity decreased $12.3 million, or 0.6%, to $1.92 billion at June 30, 2024, from $1.93 billion at September 30, 2023. The decrease primarily reflects $61.4 million of net income in the current year reduced by dividends of $44.2 million. Other changes include $42.6 million of net negative change in accumulated other comprehensive income, primarily related to changes in market values due to fluctuations in market interest rates and maturities of swap contracts, and a $7.9 million increase related to a change in accounting principle, ASU 2022-02, net of tax. During the nine months ended June 30, 2024, we did not repurchase shares of our common stock. The Company's eighth stock repurchase program allows for a total of 10,000,000 shares to be repurchased, with 5,191,951 shares remaining to be repurchased at June 30, 2024. As a result of a mutual member vote, Third Federal Savings and Loan Association of Cleveland, MHC (the "MHC"), the mutual holding company that owns approximately 80.9% of the outstanding stock of the Company, was able to waive its receipt of its share of the dividend paid. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023
Average Balances and Yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$618,986	$8,500	5.49%	$350,574	$4,481	5.11%
Investment securities	72,161	906	5.02	24,046	320	5.32
Mortgage-backed securities	452,224	3,757	3.32	470,457	3,392	2.88
Loans (2)	15,175,535	166,268	4.38	14,676,829	144,347	3.93
Federal Home Loan Bank stock	235,755	5,475	9.29	235,177	4,117	7.00
Total interest-earning assets	16,554,661	184,906	4.47	15,757,083	156,657	3.98
Noninterest-earning assets	513,931			543,310
Total assets	$17,068,592			$16,300,393
Interest-bearing liabilities:
Checking accounts	$866,170	94	0.04	$1,064,738	1,317	0.49
Savings accounts	1,437,406	4,967	1.38	1,890,427	8,087	1.71
Certificates of deposit	7,654,612	70,460	3.68	6,042,798	39,501	2.61
Borrowed funds	4,892,621	40,112	3.28	5,175,982	38,973	3.01
Total interest-bearing liabilities	14,850,809	115,633	3.11	14,173,945	87,878	2.48
Noninterest-bearing liabilities	261,741			264,952
Total liabilities	15,112,550			14,438,897
Shareholders’ equity	1,956,042			1,861,496
Total liabilities and shareholders’ equity	$17,068,592			$16,300,393
Net interest income		$69,273			$68,779
Interest rate spread (1)(3)			1.36%			1.50%
Net interest-earning assets (4)	$1,703,852			$1,583,138
Net interest margin (1)(5)		1.67%			1.75%
Average interest-earning assets to average interest-bearing liabilities	111.47%			111.17%
Selected performance ratios:
Return on average assets (1)		0.47%			0.43%
Return on average equity (1)		4.08%			3.78%
Average equity to average assets		11.46%			11.42%
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
General. Net income increased $2.4 million, or 14%, to $20.0 million for the quarter ended June 30, 2024, from $17.6 million for the quarter ended June 30, 2023. The increase in net income was attributable primarily due to an increase in net interest income and decreases related to marketing and other operating expenses.

Interest and Dividend Income. Interest and dividend income increased $28.2 million, or 18%, to $184.9 million during the current quarter, compared to $156.7 million during the same quarter in the prior year. The increase in interest and dividend income was primarily the result of an increase in interest income on loans, as well as increases to income earned on mortgage-backed securities, FHLB stock, and other interest-bearing cash equivalents.
Interest income on loans increased $22.0 million, or 15%, to $166.3 million during the current quarter, compared to $144.3 million for the same quarter in the prior year. This change was primarily attributed to a 45 basis point increase in the average yield on loans for the quarter ended June 30, 2024, to 4.38%, compared to 3.93% the same quarter last year. It was also attributed to a 3%, or $498.7 million, increase in the average balance of loans to $15.18 billion for the quarter ended June 30, 2024, compared to $14.68 billion during the same quarter last year as new loan production exceeded principal repayments and loan sales over the past year.
Interest Expense. Interest expense increased $27.7 million, or 32%, to $115.6 million during the current quarter, compared to $87.9 million for the quarter ended June 30, 2023. The increase primarily resulted from higher costs of certificates of deposit and borrowed funds.
Interest expense on CDs, net of related interest rate swap contracts, increased $31.0 million, or 78%, to $70.5 million during the current quarter, compared to $39.5 million for the quarter ended June 30, 2023. The increase was attributed to a 107 basis point increase in the average rate paid on CDs to 3.68% for the current quarter, from 2.61% for the same quarter last year. Additionally, there was a $1.61 billion, or 26.7%, increase in the average balance of CDs to $7.65 billion during the current quarter, from $6.04 billion during the same quarter of the prior year. Interest rates on deposits generally increased in response to increases in market interest rates, as well as the higher rates paid by our competition.
Interest expense on borrowed funds, net of related interest rate swap contracts, increased $1.1 million, or 3%, to $40.1 million during the current quarter, compared to $39.0 million for the quarter ended June 30, 2023. This increase was mainly attributed to a 27 basis point increase in the average rate paid on these funds to 3.28% for the current quarter, from 3.01% for the same period last year. In addition, the average balance of borrowed funds decreased $283.4 million, or 5%, to $4.89 billion during the current quarter from an average balance of $5.18 billion during the same quarter of the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $0.5 million to $69.3 million during the current quarter, compared to $68.8 million for the quarter ended June 30, 2023. Both the average balance and the yield of interest earning assets increased when compared to the same period last year. And to a lesser extent, there was also an increase in the cost of interest-bearing liabilities when compared to the same period last year.

Average interest-earning assets during the current quarter increased $797.6 million, or 5%, when compared to the quarter ended June 30, 2023. The increase in average interest-earning assets was attributed primarily to an increase in the average balances of loans. In addition to the increase in average interest-earning assets, the yield on those assets increased 49 basis points to 4.47% from 3.98%, as a result of market interest rate increases.

The interest rate spread decreased 14 basis points to 1.36% compared to 1.50% during the same quarter last year. The net interest margin decreased eight basis points to 1.67% in the current quarter compared to 1.75% for the same quarter last year. The decrease in our interest rate spread and net interest margin is primarily due to the impact of a prolonged period of historically low interest rates followed by a rapid and substantial rise in interest rates, that started in March 2022, along with an extended period of yield curve inversion. Refer to Controlling Our Interest Rate Risk Exposure of the Overview section for further discussion.
Provision (Release) for Credit Losses. We recorded a release of the allowance for credit losses on loans and off-balance sheet exposures of $0.5 million during the quarter ended June 30, 2024, compared to no provision or release during the quarter ended June 30, 2023. As delinquencies in the portfolio have been resolved through pay-offs, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Recoveries of amounts charged against the allowance for credit losses occur when collateral values increase and homes are sold or when borrowers repay the amounts previously charged-off. In the current quarter, we recorded net recoveries of $1.4 million compared to net recoveries of $1.8 million for the quarter ended June 30, 2023. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. Refer to the Lending Activities section of Item 2. and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $0.4 million, or 7%, to $6.2 million during the current quarter compared to $5.8 million for the quarter ended June 30, 2023.
Non-Interest Expense. Non-interest expense decreased $2.1 million, or 4%, to $50.8 million during the current quarter compared to $52.9 million for the quarter ended June 30, 2023. The decrease primarily consisted of a $2.1 million decrease in marketing expense and a $0.9 million decrease in other operating expense, partially offset by a $1.5 million increase in salaries and employee benefits.
Income Tax Expense. The provision for income taxes increased $1.2 million to $5.3 million during the current quarter, compared to $4.1 million for the quarter ended June 30, 2023. The provision for the current quarter included $4.7 million of federal income tax provision and $0.6 million of state income tax expense. The provision for the quarter ended June 30, 2023, included $3.9 million of federal income tax provision and $0.2 million of state income tax expense. Our effective federal tax rate was 18.7% and 18.8% during the quarters ended June 30, 2024 and June 30, 2023, respectively.

Comparison of Operating Results for the Nine Months Ended June 30, 2024 and 2023
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Nine Months Ended			Nine Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$579,383	$23,543	5.42%	$351,742	$11,677	4.43%
Investment securities	69,677	2,663	5.10	10,438	342	4.37
Mortgage-backed securities	448,429	10,871	3.23	470,108	9,887	2.80
Loans (2)	15,190,356	491,273	4.31	14,530,428	410,847	3.77
Federal Home Loan Bank stock	250,285	17,208	9.17	228,318	10,426	6.09
Total interest-earning assets	16,538,130	545,558	4.40	15,591,034	443,179	3.79
Noninterest-earning assets	524,179			518,875
Total assets	$17,062,309			$16,109,909
Interest-bearing liabilities:
Checking accounts	$897,190	310	0.05	$1,126,064	5,956	0.71
Savings accounts	1,573,401	17,477	1.48	1,774,965	16,822	1.26
Certificates of deposit	7,350,136	194,745	3.53	6,042,061	95,858	2.12
Borrowed funds	5,051,371	123,283	3.25	5,053,965	111,339	2.94
Total interest-bearing liabilities	14,872,098	335,815	3.01	13,997,055	229,975	2.19
Noninterest-bearing liabilities	250,916			243,823
Total liabilities	15,123,014			14,240,878
Shareholders’ equity	1,939,295			1,869,031
Total liabilities and shareholders’ equity	$17,062,309			$16,109,909
Net interest income		$209,743			$213,204
Interest rate spread (1)(3)			1.39%			1.60%
Net interest-earning assets (4)	$1,666,032			$1,593,979
Net interest margin (1)(5)		1.69%			1.82%
Average interest-earning assets to average interest-bearing liabilities	111.20%			111.39%
Selected performance ratios:
Return on average assets (1)		0.48%			0.46%
Return on average equity (1)		4.22%			3.97%
Average equity to average assets		11.37%			11.60%
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

General. Net income increased $5.7 million to $61.4 million for the nine months ended June 30, 2024, compared to $55.7 million for the nine months ended June 30, 2023. The increase in net income was primarily driven by decreases in non-interest expense and an increase in the release of provision for credit losses, partially offset by a decrease in net interest income.
Interest and Dividend Income. Interest and dividend income increased $102.4 million, or 23%, to $545.6 million during the nine months ended June 30, 2024, compared to $443.2 million during the same nine months in the prior year. The increase in interest and dividend income resulted mainly from an increase in interest income on loans, other interest earning assets, as well as increases in income earned on FHLB stock.
Interest income on loans increased $80.5 million, or 20%, to $491.3 million for the nine months ended June 30, 2024, compared to $410.8 million for the nine months ended June 30, 2023. This increase was attributed mainly to an 54 basis point increase in the average yield on loans to 4.31% for the nine months ended June 30, 2024, from 3.77% for the same nine months in the prior fiscal year. Adding to the increase was a $659.9 million increase in the average balance of loans to $15.19 billion for the current nine months compared to $14.53 billion for the prior fiscal year period as new loan production exceeded repayments and loan sales during the current fiscal year.
Interest Expense. Interest expense increased $105.8 million, or 46%, to $335.8 million during the current nine months compared to $230.0 million during the nine months ended June 30, 2023. This increase mainly resulted from an increase in yields and average volume of deposits and borrowed funds.
Interest expense on CDs, net of related interest rate swap contracts, increased $98.8 million, or 103%, to $194.7 million during the nine months ended June 30, 2024, compared to $95.9 million during the nine months ended June 30, 2023. The increase was attributed primarily to a 141 basis point increase in the average rate paid on CDs to 3.53% during the current nine months from 2.12% during the same nine months last fiscal year. In addition, there was a $1.31 billion, or 22%, increase in the average balance of CDs to $7.35 billion, from $6.04 billion during the same nine months of the prior fiscal year. Interest expense on savings accounts increased $0.7 million to $17.5 million during the nine months ended June 30, 2024, compared to interest expense of $16.8 million for the nine-month period ended June 30, 2023. Interest expense on checking accounts decreased $5.7 million to $0.3 million during the nine months ended June 30, 2024, compared to interest expense of $6.0 million for the nine-month period ended June 30, 2023. Overall, rates increased for deposits in response to increases in market interest rates, as well as increases in the rates paid by our competitors.
Interest expense on borrowed funds, net of related interest rate swap contracts, increased $12.0 million, or 11%, to $123.3 million during the nine months ended June 30, 2024, from $111.3 million during the nine months ended June 30, 2023. The increase was primarily the result of higher average interest rates for the nine months ended June 30, 2024. There was a 31 basis point increase in the average rate paid for these funds to 3.25%, from 2.94% for the nine months ended June 30, 2024 and June 30, 2023, respectively. The average balance of borrowed funds decreased $2.6 million, or less than 1%, to $5.05 billion for the nine months ended June 30, 2024 when compared to the same period of the prior fiscal year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $3.5 million, or 2%, to $209.7 million during the nine months ended June 30, 2024, from $213.2 million during the nine months ended June 30, 2023. The net decrease consisted of a $102.4 million increase in interest income offset by a $105.8 million increase in interest expense.
Average interest-earning assets increased during the current nine months by $947.1 million, or 6%, to $16.54 billion when compared to the nine months ended June 30, 2023. The increase in average assets was attributed primarily to a $659.9 million increase in the average balance of our loans, a $22.0 million increase in FHLB stock and a $227.7 million increase in interest-bearing cash equivalents. The yield on average interest-earning assets increased 61 basis points to 4.40% for the nine months ended June 30, 2024, from 3.79% for the nine months ended June 30, 2023. Average interest-bearing liabilities increased $875.0 million to $14.87 billion for the nine months ended June 30, 2024, compared to $14.00 billion for the nine months ended June 30, 2023. Average interest-bearing liabilities experienced an 82 basis point increase in cost for the nine months ended June 30, 2024 and the interest rate spread decreased 21 basis points to 1.39% when compared to 1.60% during the same nine months of the prior fiscal year period. The net interest margin was 1.69% for the current nine months and 1.82% for the same nine months in the prior fiscal year period.
Provision (Release) for Credit Losses. We recorded a release of the allowance for credit losses on loans and off-balance sheet exposures of $2.5 million during the nine months ended June 30, 2024, and $2.0 million at June 30, 2023. In the current nine months, we recorded net recoveries of $3.6 million, as compared to net recoveries of $4.6 million for the nine months ended June 30, 2023. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Refer to the Lending Activities section of the Overview and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $2.0 million, or 12%, to $18.3 million during the nine months ended June 30, 2024, compared to $16.3 million during the nine months ended June 30, 2023. The increase in non-interest income was primarily due to a $1.0 million increase in the net gain on sale of loans and a $0.5 million increase in cash surrender value and death benefits from bank owned life insurance. There were loan sales of $190.7 million during the nine months ended June 30, 2024, compared to loan sales of $58.1 million during the nine months ended June 30, 2023.
Non-Interest Expense. Non-interest expense decreased $8.3 million, or 5%, to $153.3 million during the nine months ended June 30, 2024, compared to $161.6 million during the nine months ended June 30, 2023. This decrease was driven by a $7.0 million decrease in marketing expenses and a $2.6 million decrease in salaries and employee benefits, partially offset by a $1.2 million increase in federal insurance premiums.
Income Tax Expense. The provision for income taxes increased $1.7 million to $15.9 million during the nine months ended June 30, 2024, from $14.2 million for the nine months ended June 30, 2023, reflecting the higher level of pre-tax income during the more recent period. The provision for the current nine months included $14.5 million of federal income tax provision and $1.4 million of state income tax provision. The provision for the nine months ended June 30, 2023 included $12.8 million of federal income tax provision and $1.4 million of state income tax provision. Our effective federal tax rate was 19.1% during the nine months ended June 30, 2024, and 18.7% during the nine months ended June 30, 2023.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of the average cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total average assets). For the three months ended June 30, 2024, our liquidity ratio averaged 6.19%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2024.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2024, cash and cash equivalents totaled $560.4 million, which represented an increase of 20% from $466.7 million at September 30, 2023.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $523.0 million at June 30, 2024.
During the nine-month period ended June 30, 2024, loan sales, including commitments to sell, totaled $190.7 million, which included sales to Fannie Mae, consisting of $168.7 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans and $22.0 million of loans that qualified under Fannie Mae's Home Ready initiative. At June 30, 2024, $30.4 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale".
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS.

At June 30, 2024, we had $348.8 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $5.11 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of June 30, 2024, totaled $4.73 billion, or 47.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before June 30, 2025. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investment securities. During the nine months ended June 30, 2024, we originated $598.7 million of residential mortgage loans, and $1.62 billion of commitments for home equity loans and lines of credit, while during the nine months ended June 30, 2023, we originated $1.31 billion of residential mortgage loans and $1.24 billion of commitments for home equity loans and lines of credit. We purchased $121.1 million of securities during the nine months ended June 30, 2024, and $124.2 million during the nine months ended June 30, 2023. Also, during the nine months ended June 30, 2024 and June 30, 2023, we purchased $121.0 million and $133.9 million of long-term, first mortgage loans, respectively.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $576.2 million during the nine months ended June 30, 2024, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $145.1 million during the nine months ended June 30, 2023. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the nine months ended June 30, 2024, there was a $52.7 million increase in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $1.22 billion at June 30, 2024. At June 30, 2023, the balance of brokered CDs was $667.8 million. Principal and interest owed on loans serviced for others experienced a net decrease of $12.9 million to $16.9 million during the nine months ended June 30, 2024, compared to a net decrease of $13.4 million to $16.5 million during the nine months ended June 30, 2023. During the nine months ended June 30, 2024, we decreased our total borrowings by $444.3 million as we managed our growth, capital initiatives, and liquidity ratio. During the nine months ended June 30, 2023, our total borrowings increased by $659.0 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, and arrangements with other institutions to purchase overnight Fed Funds, each of which provides an additional source of funds. On December 19, 2023, the FHLB of Cincinnati, subsequent to revising their Credit Policy Manual in September 2023 to decrease the allowable borrowing limit from 50% to 40% of total assets, approved an exception to increase the Association's allowable borrowing limit to 45% of total assets. The exception requires the Association to maintain compliance with certain credit and regulatory criteria. In an effort to manage our available borrowing capacity with the FHLB, the Company has replaced a portion of its 90-day FHLB advances with like-term brokered deposits.
On July 8, 2024, the Association received a rating of "Satisfactory" on its CRA exam covering the period ended December 31, 2022. As a result, on July 22, 2024, the Association was notified that it is now compliant with the FHFA's Community Support Regulation, has regained access to long-term advances (advances with a term greater than one year) from the FHLB of Cincinnati and is eligible for participation in the FHLB's Affordable Housing Program or other Community Investment Cash Advance programs.
At June 30, 2024, we had $4.81 billion of FHLB of Cincinnati advances, no outstanding borrowings from the FRB-Cleveland Discount Window and no outstanding borrowings in the form of Fed Funds. During the nine months ended June 30, 2024, we had average outstanding advances from the FHLB of Cincinnati of $5.05 billion, as compared to average outstanding advances of $5.05 billion during the nine months ended June 30, 2023. Refer to the Extending the Duration of Funding Sources section of the Overview for further discussion.
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
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the standard minimum capital requirements. At June 30, 2024, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of June 30, 2024, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands). Capital remains a source of financial strength for the Association and the Company. Preserving capital to levels in excess of regulatory minimums is a priority for the Association, especially given the pressures in the economic environment. The Association intends to maintain minimum capital ratios to exceed total capital to risk-weighted assets of 13.0%, tier 1 (leverage) capital to net average assets of 9.0%, and tier 1 capital to risk-weighted assets of 11.0%.

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,774,252	18.06%	$982,618	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,702,488	9.96%	854,380	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,702,488	17.33%	786,094	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,702,488	17.33%	638,702	6.50%

The capital ratios of the Company as of June 30, 2024, are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,921,603	19.55%
Tier 1 (Leverage) Capital to Net Average Assets	1,849,839	10.82%
Tier 1 Capital to Risk-Weighted Assets	1,849,839	18.82%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,849,839	18.82%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. At June 30, 2024, the Company had, in the form of cash and a demand loan from the Association, $140.2 million of funds readily available to support its stand-alone operations.
The payment of dividends, support of asset growth and strategic stock repurchases are planned to continue in the future as the focus for future capital deployment activities. See Part II Other Information Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for details on stock repurchase programs, dividends paid and dividend waivers.

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
The following table presents the estimated changes in the Company’s EVE at June 30, 2024, that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates.

TFS Financial Corporation
				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$886,837	$(529,286)	(37.38)%	6.10%	(290)
+200	1,083,874	(332,249)	(23.46)%	7.26%	(174)
+100	1,265,741	(150,382)	(10.62)%	8.25%	(75)
0	1,416,123	—	—%	9.00%	—
-100	1,525,879	109,756	7.75%	9.46%	46
-200	1,581,306	165,183	11.66%	9.58%	58
-300	1,563,890	147,767	10.43%	9.29%	29

The following table presents the estimated changes in the Association’s EVE at June 30, 2024, that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates.

Third Federal Savings and Loan Association
				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$704,932	$(528,605)	(42.85)%	4.85%	(299)
+200	901,746	(331,791)	(26.90)%	6.04%	(180)
+100	1,083,386	(150,151)	(12.17)%	7.07%	(77)
0	1,233,537	—	—%	7.84%	—
-100	1,343,059	109,522	8.88%	8.33%	49
-200	1,398,247	164,710	13.35%	8.48%	64
-300	1,380,588	147,051	11.92%	8.21%	37
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
The tables above indicate that at June 30, 2024, in the event of an increase of 200 basis points in all interest rates, the Company and Association would experience a 23.46% and 26.90% decrease in EVE, respectively. In the event of a 100 basis point decrease in interest rates, the Company and Association would experience a 7.75% and 8.88% increase in EVE, respectively.
The following tables are based on the calculations contained in the previous tables, and set forth the change in the EVE at a +200 basis point rate of shock at June 30, 2024, with comparative information as of September 30, 2023. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

TFS Financial Corporation
Risk Measure (+200 Basis Points Rate Shock)	At June 30, 2024	At September 30, 2023
Pre-Shock EVE Ratio	9.00%	8.21%
Post-Shock EVE Ratio	7.26%	6.44%
Sensitivity Measure in basis points	(174)	(177)
Percentage Change in EVE	(23.46)%	(25.92)%

Third Federal Savings and Loan Association
Risk Measure (+200 Basis Points Rate Shock)	At June 30, 2024	At September 30, 2023
Pre-Shock EVE Ratio	7.84%	6.77%
Post-Shock EVE Ratio	6.04%	4.91%
Sensitivity Measure in basis points	(180)	(186)
Percentage Change in EVE	(26.90)%	(31.45)%
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

Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which seek to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 79 and 107 basis point improvement in the Pre-Shock EVE Ratio (base valuation) measures at June 30, 2024, when compared to the measure at September 30, 2023, for the Company and Association, respectively. Factors contributing to these improvements included changes in market rates, capital actions by the Association and changes due to business activity. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets) in comparison to the pace of the addition of duration extending funding sources.
Our simulation model possesses random patterning capabilities and accommodates extensive regression analytics applicable to the prepayment and decay profiles of our borrower and depositor portfolios. The model facilitates the generation of alternative modeling scenarios and provides us with timely decision making data that is integral to our IRR management processes. Modeling our IRR profile and measuring our IRR exposure are processes that are subject to continuous revision, refinement, modification, enhancement, back testing, and validation. We continually evaluate, challenge, and update the methodology and assumptions used in our IRR model; including behavioral assumptions that have been derived based on third-party studies of our customer historical performance patterns. Changes to the methodology and/or assumptions used in the model will result in reported IRR profiles and exposures that will be different, and perhaps significantly, from the results reported above.
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions related to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation. As of June 30, 2024, the estimated EaR for the 12 months ending June 30, 2025, would decrease by 1.00% for the Company and 1.66% for the Association in the event that market interest rates used in the simulation were adjusted in incremental amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. The Company and Association use the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. The Company and Association continue to calculate instantaneous scenarios, and as of June 30, 2024, the estimated EaR for the 12 months ending June 30, 2025, would decrease by 2.48% and 3.91%, respectively, in the event of an instantaneous 200 basis point increase in market interest rates.
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
Other Considerations. The EVE and EaR analyses are similar in that they both start with the same month-end balance sheet amounts, weighted average coupon and maturity. The underlying prepayment, decay and default assumptions are also the same and both start with the same month-end "markets" (Treasury and FHLB yield curves, etc.). From that similar starting point, the models follow divergent paths. EVE is a stochastic model using 150 different interest rate paths to compute market value at the account level for each of the categories on the balance sheet, whereas, EaR uses the implied forward curve to compute interest income/expense at the account level for each of the categories on the balance sheet.
EVE is considered as a point in time calculation with a "liquidation" view of the Company and Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long-term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established for the Association that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter-end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy.
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
Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of June 30, 2024, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Item 1A. Risk Factors
During the quarter ended June 30, 2024, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on November 21, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)The Company did not repurchase any shares of common stock during the quarter ended June 30, 2024.

On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock, and repurchases began on January 6, 2017. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. During the nine months ended June 30, 2024, the Company did not repurchase any shares of its common stock. At June 30, 2024, 5,191,951 shares of outstanding common stock remain to be repurchased. This program has no expiration date.
At the July 9, 2024, special meeting of members of Third Federal Savings and Loan Association of Cleveland, MHC (the “MHC”), the mutual holding company of TFS Financial Corporation (the “Company”), the members of the MHC (depositors and certain loan customers of Third Federal Savings and Loan Association of Cleveland) voted to approve the MHC’s proposed waiver of dividends, aggregating up to $1.13 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 9, 2025). The members approved the waiver by casting 58% of the total eligible votes. Of the votes cast, 97% were in favor of the proposal. The MHC is the 81% majority shareholder of the Company.
Following the receipt of the members’ approval at the July 9, 2024 special meeting, the MHC filed a notice with, and a request for non-objection from, the Federal Reserve Bank of Cleveland for the proposed dividend waivers. Both the non-objection from the Federal Reserve Bank and the timing of the non-objection are unknown as of the fling date of this quarterly report.
Following the receipt of the members' approval at the July 11, 2023, meeting, Third Federal Savings, MHC filed a notice with, and received the non-objection from the FRB-Cleveland for the proposed dividend waivers. Third Federal Savings, MHC waived its right to receive $0.2825 per share dividend payments on September 26, 2023, December 13, 2023, March 21, 2024, and June 25, 2024.
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
During the quarter ended June 30, 2024, no trading plans, whether intended to satisfy the affirmative defense of Rule 10b5-1 or not, were terminated or adopted by a director or officer of the Company.

Item 6.
(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 8, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	August 8, 2024	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	August 8, 2024	/s/ Meredith S. Weil
Meredith S. Weil
Chief Financial Officer