Form 10-K
period 2024-09-30
TFS Financial CORP
filed 2024-11-22
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2024, as reported by the NASDAQ Global Select Market, was approximately $652.63 million.
At November 19, 2024, there were 280,710,854 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.91% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III hereof to the extent indicated therein.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and other terms as a tool for the reader. The acronyms and other terms identified below are used throughout the document.

ACL: Allowance for Credit Losses	FDIC: Federal Deposit Insurance Corporation
AOCI: Accumulated Other Comprehensive Income	FDM: Financial Difficulty Modification
ARM: Adjustable-Rate Mortgage	FHA: Fair Housing Act
ASC: Accounting Standards Codification	FHFA: Federal Housing Finance Agency
ASU: Accounting Standards Update	FHLB: Federal Home Loan Bank
Association: Third Federal Savings and Loan	FICO: Fair Isaac Corporation
Association of Cleveland	FRB-Cleveland: Federal Reserve Bank of Cleveland
BOLI: Bank Owned Life Insurance	Freddie Mac: Federal Home Loan Mortgage Corporation
BSA: Bank Secrecy Act	FRS: Board of Governors of the Federal Reserve System
CDs: Certificates of Deposit	GAAP: Generally Accepted Accounting Principles
CECL: Current Expected Credit Losses	Ginnie Mae: Government National Mortgage Association
CEO: Chief Executive Officer	GVA: General Valuation Allowance
CET1: Common Equity Tier 1	HOLA: Home Owners' Loan Act
CFO: Chief Financial Officer	HPI: Home Price Index
CFPB: Consumer Financial Protection Bureau	IRR: Interest Rate Risk
CIO: Chief Information Officer	ISO: Information Security Officer
CLTV: Combined Loan-to-Value	IVA: Individual Valuation Allowance
Company: TFS Financial Corporation and its subsidiaries	LDI: Liability Driven Investment
COSO: Committee of Sponsoring Organizations of the	LIBOR: London Interbank Offer Rate
Treadway Commission	LIHTC: Low Income Housing Tax Credit
CRA: Community Reinvestment Act	LIP: Loans-in-Process
CRO: Chief Risk Officer	LTV: Loan-to-Value
CSO: Chief Security Officer	MMK: Money Market Account
CXO: Chief Experience Officer	NII: Net Interest Income
DFA: Dodd-Frank Wall Street Reform and Consumer	OCC: Office of the Comptroller of the Currency
Protection Act	OCI: Other Comprehensive Income
DIF: Deposit Insurance Fund	OFAC: Office of Foreign Assets Control
EPS: Earnings per Share	OTS: Office of Thrift Supervision
ESG: Environmental, Social and Governance	PCAOB: Public Company Accounting Oversight Board
ECOA: Equal Credit Opportunity Act	QTL: Qualified Thrift Lender
ESOP: Third Federal Employee (Associate) Stock	REMICs: Real Estate Mortgage Investment Conduits
Ownership Plan	REO: Real Estate Owned
EVE: Economic Value of Equity	SEC: United States Securities and Exchange Commission
Fannie Mae: Federal National Mortgage Association	SOFR: Secured Overnight Financing Rate
FASB: Financial Accounting Standards Board	TDR: Troubled Debt Restructuring
FDIA: Federal Deposit Insurance Act	Third Federal Savings, MHC: Third Federal Savings
and Loan Association of Cleveland, MHC

PART I

Item 1.	Business

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

●	decreased demand for our products and services and lower revenue and earnings because of a recession or other events;
●	changes in consumer spending, borrowing and savings habits, including repayment speeds on loans;
●	adverse changes and volatility in the securities markets, credit markets or real estate markets;
●	our ability to manage market risk, credit risk, liquidity risk, reputational risk, regulatory risk and compliance risk;
●	our ability to access cost-effective funding;
●	legislative or regulatory changes that adversely affect our business, including changes in regulatory costs and capital requirements and changes related to our ability to pay dividends and the ability of Third Federal Savings, MHC to waive dividends;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the FASB or the PCAOB;
●	the adoption of implementing regulations by a number of different regulatory bodies, and uncertainty in the exact nature, extent and timing of such regulations and the impact they will have on us;
●	our ability to enter new markets successfully and take advantage of growth opportunities;
●	future adverse developments concerning Fannie Mae or Freddie Mac;
●	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury, the Federal Reserve System, Fannie Mae, the OCC, FDIC, and others;
●	the continuing governmental efforts to restructure the U.S. financial and regulatory system;
●	the ability of the U.S. Government to remain open, function properly and manage federal debt limits;
●	changes in policy and/or assessment rates of taxing authorities that adversely affect us or our customers;
●	changes in accounting and tax estimates;
●	changes in our organization and changes in expense trends, including but not limited to trends affecting non-performing assets, charge-offs and provisions for credit losses;
●	changes in the value of our goodwill or other intangible assets;
●	the inability of third-party providers to perform their obligations to us;
●	our ability to retain key employees;
●	civil unrest;
●	cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems; and
●	the impact of a wide-spread pandemic, and related government action, on our business and the economy.

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
Our cash flow depends primarily on earnings from the investment in the Association, and any dividends we receive from the Association and Third Capital, Inc. All of our officers are also officers of the Association. In addition, we use the services of the support staff of the Association from time to time. We may hire additional associates, as needed, to the extent we expand our business in the future.
THIRD CAPITAL, INC.
Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2024, Third Capital, Inc. had consolidated assets of $9.2 million, and for the fiscal year ended September 30, 2024, Third Capital, Inc. had consolidated net income of $0.2 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities. As of September 30, 2024, the only remaining entity in which Third Capital, Inc. has an investment in is Third Cap Associates, Inc., an Ohio corporation that owns 49% and 60% of two title agencies that provide escrow and settlement services in the States of Ohio, Florida and New Jersey, primarily to customers of the Association. For the fiscal year ended September 30, 2024, Third Cap Associates, Inc. recorded net income of $0.2 million.
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
The Association’s primary business strategy is to originate mortgage loans with interest rates that are competitive with those of similar products offered by other financial institutions in its markets. Similarly, the Association offers checking accounts, savings accounts, money market accounts and certificate of deposit accounts, each bearing interest rates that are competitive with similar products offered by other financial institutions in its markets. The Association expects to continue to pursue this business philosophy. While this strategy does not enable the Association to earn the highest rates of interest on loans that it offers or to pay the lowest rates on its deposit accounts, the Association believes that this strategy is the primary reason for its successful growth in the past and will continue to be a successful strategy in the future.
The Association attracts retail deposits from the general public in the areas surrounding its main office and its branch offices. It also utilizes its internet website, direct mail solicitation and its customer service call center to generate loan applications and attract retail deposits. Longer-term brokered CDs and advances from the FHLB of Cincinnati as well as shorter-term brokered CDs and advances from the FHLB of Cincinnati, hedged to longer effective durations by interest rate exchange contracts, are also used as cost-effective funding alternatives. In addition to residential real estate mortgage loans, the Association originates residential construction loans to individuals for the construction of their personal residences by a qualified builder. The Association also offers home equity loans and lines of credit subject to certain property and credit performance conditions. The Association retains in its portfolio a large portion of the loans that it originates. The Association also purchases residential real estate mortgage loans through a correspondent lending partnership. Loans that the Association sells consist primarily of long-term, fixed-rate residential real estate mortgage loans. The Association currently retains the servicing rights on all loans that it sells. The Association’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on interest-earning deposits in other financial institutions, deposits maintained at the FRS, federal funds sold, investment securities, including mortgage-backed securities and dividends from FHLB of Cincinnati stock. The Association also generates revenues from fees, gains on loan sales and service charges. The Association’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from loan sales.
The Association’s website address is www.thirdfederal.com. Filings of the Company made with the SEC are available, without charge, on the Association’s website. Information on that website is not and should not be considered a part of this document.
Market Area
The Association conducts its operations from its main office in Cleveland, Ohio, and from 37 additional, full-service branches and two loan production offices located throughout the states of Ohio and Florida. In Ohio, the Association maintains 21 full-service offices located in the northeast Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit, one regional loan production office located in the central Ohio (Columbus, Ohio) and one regional loan production office located in the southern Ohio county of Butler (Cincinnati, Ohio). In Florida, the Association maintains 16 full-service branches located in the counties of Pasco, Pinellas, Hillsborough, Sarasota, Lee, Collier, Palm Beach and Broward.
The Association also provides savings and loan products in states outside of its core markets of Ohio, Florida, Kentucky and Indiana using its customer service call center and its internet site. The Association also purchases first mortgage loans from its correspondent lending partner, in Ohio, Indiana, North Carolina, South Carolina, Pennsylvania and Michigan. Savings products are available in all 50 states, while first mortgage loans, home equity lines of credit, home equity loans and bridge loans are offered in up to 27 states and the District of Columbia.
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
The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2024 (the latest date for which information is publicly available), the Association had $5.72 billion of deposits in Cuyahoga County, and ranked fifth among all financial institutions with offices in the county in terms of deposits, with a market share of 5.40%. As of that date, the Association had $7.35 billion of deposits in the State of Ohio, and ranked tenth among all financial institutions in the state in terms of deposits, with a market share of 1.37%. As of June 30, 2024 (the latest date for which information is publicly available), the Association had $2.83 billion of deposits in the State of Florida, and ranked 34th among all financial institutions in terms of deposits, with a market share of 0.34%. This market share data excludes deposits held by credit unions, whose deposits are not insured by the FDIC.
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
From October 2023 through August 2024 (the latest date for which information is publicly available), per data furnished by MarketTrac®, the Association had the second largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the third largest market share of conventional purchase mortgage loans originated in the seven northeast Ohio counties which comprise the Cleveland and Akron metropolitan statistical areas. In addition, based on the same statistics, the Association has consistently been one of the twenty-five largest lenders in both Franklin County (Columbus, Ohio) and Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.
The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.
We rely on the reputation that has been built during the Association’s 86-year history of serving its customers and the communities in which it operates, the Association’s high capital levels, and the Association's extensive liquidity alternatives which, in combination, serve to maintain and nurture customer and marketplace confidence. At September 30, 2024, our ratio of shareholders’ equity to total assets was 10.9%. For the fiscal year ended September 30, 2024, the Association's liquidity ratio averaged 5.95% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total average assets). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.
We continue to utilize a multi-faceted approach to support our efforts to instill customer and marketplace confidence. First, we provide thorough and timely information to all of our associates so as to prepare them for their day-to-day interactions with customers and other individuals who are not part of the Company. We believe that it is important that our customers and others sense the comfort level and confidence of our associates throughout their dealings. Second, we encourage our management team to maintain a presence and to be available in our branches and other areas of customer contact, so as to provide more opportunities for informal contact and interaction with our customers and community members. Third, our CEO remains accessible to both local and national media, as a spokesman for our institution as well as an observer and interpreter of financial marketplace situations and events. Fourth, we periodically include advertisements in local newspapers and online which display our strong capital levels and history of service. We also continue to emphasize our traditional tagline—“STRONG * STABLE * SAFE”—in our advertisements, website, online presence and branch displays. Finally, for customers who adhere to the old adage of trust but verify, we refer them to the safety/security rankings of a nationally recognized, independent rating organization that specializes in the evaluation of financial institutions, which has awarded the Association its highest rating for more than one hundred consecutive quarters.

Lending Activities
The Company’s principal lending activity is the origination of up to 30-year fixed-rate and adjustable-rate, first mortgage loans to purchase or refinance residential real estate. Also, the Company offers home equity loans and lines of credit and originates residential construction loans to individuals (for the construction of their personal residences by a qualified builder). The Company lends in 27 states and the District of Columbia and, through a correspondent lending partnership, we purchase first mortgages in six of those states. At September 30, 2024, fixed-rate and adjustable-rate, first mortgage residential real estate loans totaled $11.43 billion, or 74.5% of our loan portfolio, home equity lines of credit totaled $3.32 billion, or 21.7% of our loan portfolio, home equity loans and bridge loans totaled $560.9 million, or 3.7% of our loan portfolio, and residential construction loans totaled $21.7 million, or 0.2% of our loan portfolio. At September 30, 2024, adjustable-rate, residential real estate, first mortgage loans totaled $4.38 billion and comprised 28.5% of our loan portfolio. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Monitoring and Limiting Our Credit Risk for additional information regarding home equity loans and lines of credit.

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

	September 30,
	2024		2023
	Amount	Percent	Amount	Percent
Real estate loans:	(Dollars in thousands)
Residential Core (1)
Ohio	$6,605,571		$6,893,547
Florida	1,976,473		2,135,853
Other	2,803,098		3,048,758
Total	11,385,142	74.2%	12,078,158	79.4%
Residential Home Today Total (1)	40,936	0.3	46,508	0.3
Home equity loans and lines of credit
Ohio	916,751		773,324
Florida	874,808		666,517
California	653,275		513,904
Other	1,440,473		1,076,781
Total	3,885,307	25.3	3,030,526	19.9
Construction
Ohio	21,300		41,153
Florida	401		7,253
Total	21,701	0.2	48,406	0.4
Other loans	5,705	—	4,411	—
Total loans receivable	15,338,791	100.0%	15,208,009	100.0%
Deferred loan expenses, net	64,956		60,807
Loans in process	(11,686)		(25,754)
Allowance for credit losses on loans	(70,002)		(77,315)
Total loans receivable, net	$15,322,059		$15,165,747
 ______________________
(1)Residential Core and Home Today loans are primarily one- to four-family residential mortgage loans. See the Residential Real Estate Mortgage Loans section which follows for a further description of Residential Core and Home Today loans.

The following table provides the amortized cost and an analysis of our real estate loans held for investment disaggregated by refreshed FICO score, year of origination and portfolio at September 30, 2024. The Company treats the FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk. Revolving loans reported at amortized cost include home equity lines of credit currently in their draw period. Revolving loans converted to term are home equity lines of credit that are in repayment. Home equity loans and bridge loans are segregated by origination year.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
Real estate loans:	(In thousands)
Residential Core
<680	$14,557	$50,044	$100,983	$68,953	$41,089	$155,121	$—	$—	$430,747
680-740	87,128	192,611	373,923	204,114	125,590	376,883	—	—	1,360,249
741+	470,258	1,257,466	2,435,641	1,535,338	1,018,441	2,711,729	—	—	9,428,873
Unknown (1)	2,170	2,436	26,837	35,318	22,396	99,828	—	—	188,985
Total Residential Core	574,113	1,502,557	2,937,384	1,843,723	1,207,516	3,343,561	—	—	11,408,854
Residential Home Today (2)
<680	—	—	—	—	—	20,331	—	—	20,331
680-740	—	—	—	—	—	7,927	—	—	7,927
741+	—	—	—	—	—	9,962	—	—	9,962
Unknown (1)	—	—	—	—	—	2,251	—	—	2,251
Total Residential Home Today	—	—	—	—	—	40,471	—	—	40,471
Home equity loans and lines of credit
<680	5,619	8,852	2,119	1,078	147	1,053	164,160	12,646	195,674
680-740	74,831	30,730	8,711	1,913	558	2,049	662,220	12,017	793,029
741+	225,384	124,802	46,247	15,430	4,378	11,211	2,446,380	30,189	2,904,021
Unknown (1)	147	394	429	181	107	503	27,706	4,825	34,292
Total Home equity loans and lines of credit	305,981	164,778	57,506	18,602	5,190	14,816	3,300,466	59,677	3,927,016
Construction
<680	428	—	—	—	—	—	—	—	428
741+	7,504	2,083	—	—	—	—	—	—	9,587
Total Construction	7,932	2,083	—	—	—	—	—	—	10,015
Total net real estate loans	$888,026	$1,669,418	$2,994,890	$1,862,325	$1,212,706	$3,398,848	$3,300,466	$59,677	$15,386,356

(1) Data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.

The following table provides amortized cost and an analysis of our real estate loans held for investment by origination LTV, origination year and portfolio at September 30, 2024. Subsequent to origination, LTVs are only updated for our home equity loans and lines of credit and for collateral-dependent residential mortgage loans.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
Real estate loans:	(In thousands)
Residential Core
<80%	$229,884	$527,340	$1,718,439	$1,255,000	$628,625	$1,771,111	$—	$—	$6,130,399
80-89.9%	276,338	771,071	1,014,114	545,304	525,796	1,443,637	—	—	4,576,260
90-100%	67,891	204,146	203,297	42,371	52,903	126,311	—	—	696,919
>100%	—	—	—	—	—	703	—	—	703
Unknown (1)	—	—	1,534	1,048	192	1,799	—	—	4,573
Total Residential Core	574,113	1,502,557	2,937,384	1,843,723	1,207,516	3,343,561	—	—	11,408,854
Residential Home Today (2)
<80%	—	—	—	—	—	8,206	—	—	8,206
80-89.9%	—	—	—	—	—	12,802	—	—	12,802
90-100%	—	—	—	—	—	19,463	—	—	19,463
Total Residential Home Today	—	—	—	—	—	40,471	—	—	40,471
Home equity loans and lines of credit
<80%	297,010	160,300	55,653	18,159	5,161	11,543	3,106,573	43,399	3,697,798
80-89.9%	8,694	4,478	1,826	443	29	1,280	191,909	14,869	223,528
90-100%	178	—	—	—	—	659	815	142	1,794
>100%	99	—	27	—	—	1,334	769	258	2,487
Unknown (1)	—	—	—	—	—	—	400	1,009	1,409
Total Home equity loans and lines of credit	305,981	164,778	57,506	18,602	5,190	14,816	3,300,466	59,677	3,927,016
Construction
<80%	5,151	1,685	—	—	—	—	—	—	6,836
80-89.9%	2,781	398	—	—	—	—	—	—	3,179
Total Construction	7,932	2,083	—	—	—	—	—	—	10,015
Total net real estate loans	$888,026	$1,669,418	$2,994,890	$1,862,325	$1,212,706	$3,398,848	$3,300,466	$59,677	$15,386,356

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.
Loan Portfolio Maturities. The following table summarizes the scheduled repayments of principal balances in the loans held for investment portfolio at September 30, 2024, according to each loan's final due date. Loans having no stated repayment schedule or maturity are reported as being due in the fiscal year ending September 30, 2025. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential Real Estate		Home Equity Loans and Lines of Credit	Construction Loans	Other Loans	Total
	Core	Home Today
	(In thousands)
2025	$11,324	$33	$10,568	$—	$1,862	$23,787
2026 to 2029	209,605	52	63,215	—	3,843	276,715
2030 to 2039	1,730,850	33,304	247,722	2,580	—	2,014,456
2040 and beyond	9,433,363	7,547	3,563,802	19,121	—	13,023,833
Total loans receivable	$11,385,142	$40,936	$3,885,307	$21,701	$5,705	$15,338,791

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2024, that are contractually due after September 30, 2025.

	Due After September 30, 2025
	Fixed	Adjustable	Total
Real estate loans:	(In thousands)
Residential Core	$6,994,976	$4,378,842	$11,373,818
Residential Home Today	40,841	62	40,903
Home Equity Loans and Lines of Credit	551,416	3,323,323	3,874,739
Construction	21,701	—	21,701
Other Loans	3,843	—	3,843
Total loans receivable	$7,612,777	$7,702,227	$15,315,004
Residential Real Estate Mortgage Loans. The Company’s primary lending activity is the origination of residential real estate mortgage loans. A comparison of 2024 data to the corresponding 2023 data can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation. The Company currently offers fixed-rate conventional mortgage loans with terms of 30 years or less that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that amortize over a period of up to 30 years, provide an initial fixed interest rate for three or five years and then adjust annually, subject to rate reset options as discussed later in this section. At September 30, 2024, there were no “interest only” residential real estate mortgage loans held in the Company's portfolio.
The Company generally originates or purchases both fixed- and adjustable-rate mortgage loans in amounts up to 2 million dollars, for owner occupied, one- to four-family homes in most of our lending markets. The loans originated or purchased for dollar amounts on the higher end of the range are commonly referred to as “jumbo loans.” The Company generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in the Company’s market areas.
The Company offers “Smart Rate” adjustable-rate mortgage loan products secured by residential properties with interest rates that are fixed for an initial period of three or five years, after which the interest rate generally resets every year based upon a contractual spread or margin linked to the Prime Rate as published in the Wall Street Journal. As part of a loan retention program, these adjustable-rate loans provide the borrower with an attractive rate reset option, which allows the borrower to re-lock the rate an unlimited number of times at the Company’s then current lending rates, for another three or five years (which must be the same as the original lock period), generally for a fee. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower's primary residence. The loan term cannot be extended in connection with a re-lock, nor can new funds be advanced. All interest rate caps and floors remain as originated. "Smart Rate" adjustable-rate mortgage loans represent 99.6% of the adjustable-rate mortgage loan portfolio, with the difference representing the remaining balance of legacy adjustable-rate mortgage loan products with slightly different interest rate reset terms. Many of the borrowers who select adjustable-rate mortgage loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default. All of the Company’s adjustable-rate mortgage loans are subject to periodic and lifetime limitations on interest rate changes. All adjustable-rate mortgage loans have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan. The Company has never offered “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.
The Company has always considered the promotion of home ownership a primary goal. In that regard, it has historically offered affordable housing programs in all of its market areas. These programs are targeted toward low- and moderate-income home buyers. The Company’s philosophy has been to provide borrowers the opportunity for home ownership within their financial means. During fiscal 2016, the Company began to market its Home Ready mortgage loan product for low- and moderate-income homeowners. Third Federal’s Home Ready product is designed to be saleable to Fannie Mae under its Home Ready program, although not all Home Ready loans are sold. Previously, the Company’s primary affordable housing program was referred to as "Home Today". The vast majority of loans originated under the Home Today program had higher risk characteristics than our Core residential real estate mortgage loan, but the Company attempted to mitigate that higher risk through the use of private mortgage insurance and continued pre- and post-purchase counseling. As of September 30, 2024, the Company had $40.9 million of loans outstanding that were originated through its Home Today program, most of which were originated prior to 2009. At September 30, 2024, of the loans that were originated under the Home Today program, 4.5% were delinquent 30 days or more compared to 0.2% for the portfolio of Core loans as of that date. At September 30, 2024, $0.7 million, or 1.7%, of loans originated under the Home Today program were delinquent 90 days and over and $3.7 million of

Home Today loans were non-accruing loans, representing 10.93% of total non-accruing loans as of that date. See Delinquent Loans and Non-performing Assets and Modified Loans for discussions of the asset quality of this portion of the Company’s loan portfolio.
The Company currently retains the servicing rights on all loans sold in order to generate fee income and reinforce its commitment to customer service. One- to four-family residential mortgage real estate loans that have been sold were underwritten generally to Fannie Mae guidelines. At the time of the closing of these loans, the Company owns the loans and subsequently sells them to Fannie Mae and others providing normal and customary representations and warranties, including representations and warranties related to compliance, generally with Fannie Mae underwriting standards. At the time of sale, the loans are free from encumbrances except for the mortgages filed by the Company which, with other underwriting documents, are subsequently assigned and delivered to Fannie Mae and others. During the fiscal years ended September 30, 2024 and 2023, the Company recognized servicing fees, net of amortization, related to these servicing rights of $4.3 million and $4.5 million, respectively. As of September 30, 2024 and 2023, the principal balance of loans serviced for others totaled $1.97 billion and $1.93 billion, respectively. At September 30, 2024, substantially all of the loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it had no material repurchase obligations associated with these loans at that date. However, at September 30, 2024, a reserve of $0.4 million has been maintained to cover potential losses on repurchases or reimbursements that may arise in connection with representations and warranties made at time of sale.
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
For home purchase loans with LTV ratios at origination in excess of 85% but equal to or less than 90%, the Company generally requires private mortgage insurance. LTV ratios in excess of 85% are not available for refinance transactions except for Home Ready loans. The Home Ready product requires private mortgage insurance on purchase transactions between 80.01% and 97% LTV and refinance transactions between 80.01% and 95% LTV. Beginning in fiscal year 2020, the Company offered a loan product allowing up to 95% LTV with no mortgage insurance for superior credit borrowers. This program involved loans originated with higher interest rates than the Company's other residential real estate loans, and to qualify for this program the loan applicant must satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria). During fiscal year 2024, this program was suspended and as of September 30, 2024, the Company had $369.0 million of loans outstanding that were originated through this high LTV program.
Home Equity Loans and Home Equity Lines of Credit. The Company offers home equity loans and home equity lines of credit, which are primarily secured by a second mortgage on residences. The home equity product is offered in 27 states and the District of Columbia. Home equity lines of credit originated since 2013 require amortizing loan payments during the draw period. These offers were, and are, subject to certain property and credit performance conditions which, among other items, related to CLTV, geography, borrower income verification, minimum credit scores and draw period duration. At September 30, 2024 and 2023, home equity loans totaled $560.9 million, or 3.7%, and $331.0 million, or 2.2%, respectively, of total loans receivable (which included $12.6 million and $9.5 million of bridge loans), and home equity lines of credit totaled $3.32 billion, or 21.7%, and $2.70 billion, or 17.8%, respectively, of total loans receivable (which included $59.5 million and $68.8 million, respectively, of home equity lines of credit which were in the amortization period and no longer eligible to be drawn upon). Additionally, at September 30, 2024 and 2023, the undrawn amounts of home equity lines of credit totaled $5.22 billion and $4.70 billion, respectively. A bridge loan permits a borrower to utilize the existing equity in their current home to fund the purchase of a new home before the current home is sold. Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are currently limited to a combined 80% LTV ratio (first and second mortgage liens). The Company charges a closing fee with respect to bridge loans.
The Company originates its home equity loans and home equity lines of credit without application fees (except for bridge loans) or borrower-paid closing costs. Home equity loans are offered with variable and fixed interest rates, are fully amortizing and have terms of up to 30 years. The Company’s home equity lines of credit are offered with adjustable rates of interest indexed to the Prime Rate, as reported in The Wall Street Journal.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2024. Home equity lines of credit in the draw period are reported according to geographical distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state):
Ohio	$2,361,192	$744,920	0.09%	60%	42%
Florida	1,627,199	719,596	0.07%	55%	43%
California	1,342,790	536,781	0.10%	59%	49%
Other (1)	3,150,340	1,263,596	0.12%	63%	50%
Total home equity lines of credit in draw period	8,481,521	3,264,893	0.10%	60%	46%
Home equity lines in repayment, home equity loans and bridge loans	620,414	620,414	0.24%	56%	47%
Total	$9,101,935	$3,885,307	0.11%	60%	47%
______________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio and 5% of total loans.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2024. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
The principal balance of home equity lines of credit in the draw period that have a current mean CLTV over 80% or unknown is $9.2 million, or 0.3%, at September 30, 2024. In recognition of previous past weakness in the housing market, we continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
At September 30, 2024, 25.6% of the home equity lending portfolio was either in a first lien position (13.2%), in a subordinate (second) lien position behind a first lien that we held (10.3%) or behind a first lien that was held by a loan that we originated, sold and now service for others (2.1%). At September 30, 2024, 12.5% of the home equity line of credit portfolio in the draw period were making only the minimum payment on the outstanding line balance. Minimum payments include both a principal and interest component.
Construction Loans. The Company originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Company’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Company offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 85%. At September 30, 2024, construction loans totaled $21.7 million, or 0.2% of total loans receivable. At September 30, 2024, the unadvanced portion of these construction loans totaled $11.7 million. Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate.
Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are primarily conducted by the Company’s loan personnel (all of whom are non-commissioned associates) operating at our main and branch office locations and at our loan production offices. All loans that the Company originates are underwritten pursuant to its policies and procedures, which, for real estate loans, are consistent with the ability to repay guidance provided by the CFPB. The majority of long-term, fixed-rate loans are originated using Fannie Mae processing and underwriting guidelines. Loans originated with the intent to hold for investment, all adjustable-rate loans and some fixed-rate loans are originated using guidelines that are similar, but not identical to Fannie Mae processing and underwriting guidelines. The Company originates both adjustable-rate and fixed-rate loans and advertises extensively throughout its market area. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative consumer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. The Company’s loan origination and sales activity may be adversely affected by a rising interest rate environment or economic recession, which typically results in decreased loan demand. The Company’s residential real estate mortgage loan originations are generated by its in-house loan representatives, by direct mail solicitations, by referrals from existing or past customers, by referrals from local builders and real estate brokers, from calls to its telephone call center and from the internet. The Company also purchases first mortgage loans through a correspondent lending partnership.
The Company determines whether to sell or securitize the loans that it originates, after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. During the fiscal year ended September 30, 2024, the Company sold, or committed to sell, to Fannie Mae, in either whole loan or security form, $247.4 million of long-term, fixed-rate residential real estate mortgage loans, all on a servicing retained basis. The Company has also previously sold to private parties, non-agency eligible, adjustable-rate loans on a servicing retained basis. Those sales evidenced the saleability of our loans that are not originated in accordance with agency specified procedures, including adjustable-rate loans. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure, only a portion of the Company's first mortgage loan originations and purchases are eligible for securitization and sale in Fannie Mae mortgage backed security form. The balance of loans held for sale was $17.8 million at September 30, 2024.
In fiscal year 2022, the Company began purchasing first mortgage loans originated through a correspondent lending partnership. These loans are underwritten by the correspondent lender with generally the same standards as our originated portfolio using Fannie Mae processing and underwriting guidelines. During the fiscal year ended September 30, 2024, we purchased approximately $132.1 million of residential mortgage loans originated by our correspondent lending partner in Ohio, Indiana, Michigan, North Carolina, Pennsylvania and South Carolina. The Company also has a program to originate loans with the intent to sell using risk-based pricing and loan level price adjustments. The program is marketed under the name Mortgage Passport and is considered a division of the Association. Both purchase and refinance products are offered through Mortgage Passport in 20 states and the District of Columbia, excluding Ohio and Florida. The impact to the Company from the program to date is considered immaterial and therefore no breakout is provided.
Historically, the Company has retained the servicing rights on all residential real estate mortgage loans that it has sold. At September 30, 2024, the Company serviced loans owned by others with a principal balance of $1.97 billion. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Company retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities.
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
The Company’s policies and loan approval limits are established by its Board of Directors. The Company’s Board of Directors has delegated authority to its Executive Committee (consisting of the Company’s CEO and two directors) to review and assign lending authorities to certain individuals of the Company to consider and approve loans within their designated authority. Residential real estate mortgage loans and construction loans require the approval of one individual with designated underwriting authority.
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

	Loans Delinquent For
	30-89 Days	90 Days or More	Total
September 30, 2024	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,490	$3,943	$9,433
Florida	2,676	1,570	4,246
Other	3,412	3,368	6,780
Total Residential Core	11,578	8,881	20,459
Residential Home Today	1,121	693	1,814
Home equity loans and lines of credit
Ohio	1,121	993	2,114
Florida	1,100	625	1,725
California	1,051	781	1,832
Other	1,983	1,961	3,944
Total Home equity loans and lines of credit	5,255	4,360	9,615
Total	$17,954	$13,934	$31,888

	Loans Delinquent For
	30-89 Days	90 Days or More	Total
September 30, 2023	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$2,616	$4,410	$7,026
Florida	1,207	1,340	2,547
Other	1,620	2,518	4,138
Total Residential Core	5,443	8,268	13,711
Residential Home Today	989	855	1,844
Home equity loans and lines of credit
Ohio	910	600	1,510
Florida	973	813	1,786
California	529	790	1,319
Other	1,549	1,673	3,222
Total Home equity loans and lines of credit	3,961	3,876	7,837
Total	$10,393	$12,999	$23,392

 Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.09% of total net loans at both September 30, 2024 and September 30, 2023. The percentage of loans seriously delinquent to total net loans increased in the residential Core portfolio from 0.05% to 0.06% year to year. Such loans in the residential Home Today portfolio remained at 0.01%. Home equity loans and lines of credit portfolio remained at 0.03%.
Although delinquencies remain at or near historic lows, recent economic trends and higher interest rates have led to increased delinquencies. Interest rates on home equity lines of credit are tied to the prime rate of interest which remains elevated, resulting in higher and less affordable monthly payments for some borrowers.
Non-performing Assets and Modified Loans. Within 15 days of a borrower’s delinquency, per the Company's collection procedures, it attempts personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If necessary, subsequent late charges and delinquent notices are issued and the borrower’s account will be monitored on a regular basis thereafter. The Company also mails system-generated reminder notices on a monthly basis. When a loan is more than 30 days past due, the Company attempts to contact the borrower and develop a plan of repayment. By the 90th day of delinquency, the Company may recommend foreclosure. The loan will be evaluated based on collateral prior to the 180th day of delinquency. For further discussion on evaluating collateral-dependent loans, refer to Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
Loans are placed in non-accrual status when they are contractually 90 days or more past due or if collection of principal or interest in full is in doubt. Loans modified that were in non-accrual status prior to modification and loans with forbearance plans that were subsequently modified, are reported in non-accrual status for a minimum of six months after modification. Loans with a partial charge-off remain in non-accrual until, at a minimum, the loss is recovered. Additionally, home equity loans and lines of credit which are subordinate to a first mortgage lien where the customer is severely delinquent (greater than 90 days past due) and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status. For discussion on interest recognition and further discussion on non-accrual, refer to Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
The table below sets forth the amortized costs and categories of our non-performing assets at the dates indicated. There were no construction loans reported as non-accrual for the fiscal years presented.

	September 30,
	2024	2023
Non-accrual loans:	(Dollars in thousands)
Real estate loans:
Residential Core	$21,058	$19,414
Residential Home Today	3,672	4,623
Home equity loans and lines of credit	8,880	7,877
Total non-accrual loans	33,610	31,914
Real estate owned	174	1,444
Total non-performing assets	$33,784	$33,358
Ratios:
Total non-accrual loans to total loans	0.22%	0.21%
Total non-accrual loans to total assets	0.20%	0.19%
Total non-performing assets to total assets	0.20%	0.20%

Of the $7.7 million of modified loans during the fiscal year, $3.1 million are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the modification date due to their non-accrual status or forbearance plan prior to modification, because of a prior partial charge-off or because all borrowers have filed Chapter 7 bankruptcy and have not reaffirmed or dismissed. As of September 30, 2024, $1.9 million are included in non-accrual loans that are 90 days or more past due.
We continue to modify loans to work with borrowers who are experiencing financial difficulty to keep their homes and to preserve neighborhoods. Loan modifications may include interest rate reductions, term extensions (generally including capitalization of delinquent amounts), significant payment delays (including forbearance plans, partial payments and repayment of delinquent amounts), other, or a combination thereof. For additional information, refer to Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
Collateral-Dependent Loans. A loan is considered collateral-dependent when, based on current information and events, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the collateral or foreclosure is probable. For discussion on collateral-dependent measurement, refer to Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
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

	For the Years Ended September 30,
	2024	2023
	(Dollars in thousands)
Non-Accrual Loans	$33,610	$31,914
Accruing Collateral-Dependent Loans	9,064	10,962
Less: Loans Collectively Evaluated	(3,097)	(4,647)
Total Collateral-Dependent Loans	$39,577	$38,229
Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the estimated fair market value at the date of foreclosure, less estimated costs to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions. Subsequent to acquisition, real estate owned is carried at the lower of the cost basis or estimated fair market value, less estimated costs to sell. Increases in the fair market value are recognized through income not exceeding the valuation allowance. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2024, we had $0.2 million in real estate owned.
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
When assets meet the classification criteria for either substandard or doubtful, they exhibit similar risk characteristics that result in expected credit losses through the model outputs or qualitative factors. As a result of the allowance analysis, a portion of the credit loss allowance is allocated to such assets. The allowance for credit losses is the amount estimated by management to represent the lifetime losses in our loan portfolio and off-balance sheet commitments. When we classify a problem asset as loss, we charge-off that portion of the asset that is uncollectible. Our determinations as to the classification of our assets and the amount of our credit loss allowances are subject to review by the Company's primary federal regulator, the OCC, which can require that we establish additional credit loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of assets at September 30, 2024, the amortized cost of classified assets consists of substandard assets of $42.8 million, including $0.2 million of real estate owned, and $7.1 million of assets designated special mention. As of September 30, 2024, there were no individual assets with balances exceeding $1.0 million that were classified as substandard. Substandard assets at September 30, 2024 include $13.9 million of loans 90 or more days past due and $28.7 million of loans less than 90 days past due displaying a weakness sufficient to warrant an adverse classification. Of the $28.7 million of loans less than 90 days past due, $3.1 million were modified during the year.
Allowance for Credit Losses. We provide for credit losses based on a life of loan methodology. Accordingly, all credit losses are charged to, and all recoveries are credited to, the related allowance. Additions to the allowance for credit losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating lifetime credit losses. We regularly review the loan portfolio and off-balance sheet exposures and make provisions (or releases) for losses in order to maintain the allowance for credit losses in accordance with U.S. GAAP. Our allowance for credit losses is a GVA on our portfolio made up of:
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
On October 1, 2023, the IVA established for any loans dependent on cash flows, such as performing TDRs, was eliminated with the adoption of ASU 2022-02. Subsequently, all non-collateral dependent modifications have an allowance estimated through the lifetime loss model. The qualitative GVAs expand our ability to identify and estimate probable losses and are based on our evaluation of the following factors, some of which are consistent with factors that impact the determination of quantitative GVAs. For example, delinquency statistics (both current and historical) are used in developing the quantitative GVAs while the trending of the delinquency statistics is considered and evaluated in the determination of the qualitative GVAs. Factors impacting the determination of qualitative GVAs include, among other:
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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. We have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At September 30, 2024, we had an amortized cost of $3.93 billion in home equity loans and home equity lines of credit outstanding, of which $4.4 million, or 0.1%, were delinquent 90 days or more.
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

The following table sets forth activity for credit losses segregated by geographic location for the periods indicated. The majority of our Residential Core and Home Today loan portfolios is secured by properties located in Ohio, and therefore was not segregated by state.

	At or For the Years Ended September 30,
	2024	2023	2022
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the year)	$77,315	$72,895	$64,289
Adoption of ASU 2022-02	(10,262)	—	—
Charge-offs on real estate loans:
Residential Core
Ohio	221	257	234
Florida	5	—	—
Other	—	—	13
Total Residential Core	226	257	247
Total Residential Home Today	112	320	249
Home equity loans and lines of credit
Ohio	388	293	625
Florida	128	78	154
California	109	14	29
Other	250	280	146
Total Home equity loans and lines of credit	875	665	954
Total charge-offs	1,213	1,242	1,450
Recoveries on real estate loans:
Residential Core	1,249	1,126	2,932
Residential Home Today	2,105	2,451	2,648
Home equity loans and lines of credit	2,584	4,079	5,352
Construction	20	—	175
Total recoveries	5,958	7,656	11,107
Net recoveries	4,745	6,414	9,657
Release of allowance for credit losses on loans	(1,796)	(1,994)	(1,051)
Allowance balance for loans (end of the year)	$70,002	$77,315	$72,895

Allowance balance for credit losses on unfunded commitments (beginning of the year)	$27,515	$27,021	$24,970
Provision for credit losses on unfunded commitments	296	494	2,051
Allowance balance for unfunded loan commitments (end of the year)	27,811	27,515	27,021
Allowance balance for all credit losses (end of the year)	$97,813	$104,830	$99,916
Ratios:
Allowance for credit losses on loans to non-accrual loans at end of the year	208.28%	242.26%	204.73%
Allowance for credit losses on loans to the total amortized cost in loans at end of the year	0.45%	0.51%	0.51%

The following table sets forth additional information with respect to net recoveries (charge-offs) by category for the periods indicated.

	For the Years Ended September 30,
Net recoveries to average loans outstanding during the year	2024	2023	2022
Real estate loans:
Residential Core	0.01%	0.01%	0.02%
Residential Home Today	0.01%	0.01%	0.02%
Home Equity loans and lines of credit	0.01%	0.02%	0.03%
Total net recoveries to average loans outstanding	0.03%	0.04%	0.07%
We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses. We reported net recoveries in each quarter for the past five years, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment of the obligations or as loans with improved collateral positions reach final resolution. During the fiscal year ended September 30, 2024, recoveries exceeded loan charge-offs by $4.7 million. Subject to changes in the economic environment, a moderate level of charge-offs are expected as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
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

	At September 30,
	2024			2023
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
Real estate loans:	(Dollars in thousands)
Residential Core	$44,402	63.4%	74.3%	$55,375	71.6%	79.4%
Residential Home Today	(2,672)	(3.8)	0.3	(1,236)	(1.6)	0.3
Home equity loans and lines of credit	28,232	40.3	25.3	23,047	29.8	19.9
Construction	40	0.1	0.1	129	0.2	0.4
Allowance for credit losses on loans	$70,002	100.0%	100.0%	$77,315	100.0%	100.0%

During the fiscal year ended September 30, 2024, the total allowance for credit losses decreased to $97.8 million, from $104.8 million at September 30, 2023. The total allowance for credit losses is comprised of the asset portion, which is applied to the loan portfolio and the liability portion, which is applied to off-balance sheet exposures, primarily related to undrawn equity exposures. During the fiscal year ended September 30, 2024 the asset and liability portions of the total allowance decreased to $70.0 million from $77.3 million and increased to $27.8 million from $27.5 million, respectively. We recorded a $1.5 million net release for credit losses for the year, consisting of a $1.8 million release from credit losses on loans and a $0.3 million reclassification to credit losses on off-balance sheet exposures.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. Changes in the allowance for credit losses on loan balances during the fiscal year ended September 30, 2024, were primarily related to the adoption of ASU 2022-02 at October 1, 2023, which eliminated the Individual Valuation Allowance (IVA) that was established for TDRs dependent on cash flows, and decreases in the Core portfolio balances primarily due to aging. This was offset by the net impact of increases in the equity portfolios primarily due to new growth and a decrease in total net recovery qualitative factors.
The amortized cost of the residential Core portfolio decreased 5.7%, or $694.1 million, and its total allowance decreased 19.8%, or $11.0 million, as of September 30, 2024, compared to September 30, 2023. The amortized cost of the home equity loans and lines of credit portfolio increased 28.0%, or $859.7 million, and its total allowance increased 22.5% to $28.2 million from $23.0 million at September 30, 2023. As we are no longer originating loans under our Home Today program, there is an expected net recovery position for this portfolio which was $2.7 million at September 30, 2024, and $1.2 million at September 30, 2023. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans, which is driving the allowance balance for the Home Today loans negative. Refer to the "Activity in the Allowances for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 5. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information.
The allowance for credit losses represents the estimate of lifetime loss in our loan portfolio and unfunded loan commitments. Our analysis for evaluating the adequacy of and the appropriateness of our allowance for credit losses is continually refined as relevant information, relating to past events, current conditions and supportable forecasts become available. During the years ended September 30, 2024 and 2023, no material changes were made to the allowance for credit losses other than the adoption of ASU 2022-02.
Investments
The Association’s Board of Directors is responsible for establishing and overseeing the Association’s investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the Board of Directors, or a committee thereof, and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. The Association’s Investment Committee, which consists of the Association's CFO, CAO and other members of management, oversees the Association's investing activities and strategies. The portfolio manager is responsible for making securities portfolio decisions in accordance with established policies. The portfolio manager has the authority to purchase and sell securities within specific guidelines established in the investment policy, but historically the portfolio manager has executed purchases only after extensive discussions with other Investment Committee members. All transactions are formally reviewed by the Investment Committee at least quarterly. Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Investment Committee, who decides whether to hold or sell the investment.
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
The Association’s investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or equity securities other than the Association's required investment in the common stock of the FHLB of Cincinnati. As of September 30, 2024, we held no asset-backed securities or securities with sub-prime credit risk exposure, nor did we hold any banker’s acceptances, term federal funds, repurchase agreements or reverse repurchase agreements. As a federal savings association, the Association is not permitted to invest in equity securities. This general restriction does not apply to the Company. The Association’s investment policy permits the use of interest rate agreements (caps, floors and collars) and interest rate exchange contracts (swaps) in managing our interest rate risk exposure. The use of financial futures, however, is prohibited without specific approval from its Board of Directors.
FASB ASC 320, “Investments-Debt and Equity Securities,” requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities designated as available- for- sale are reported at fair value, while securities designated as held to maturity are reported at amortized cost. As a result of previous guidance from the Company's primary regulator that indicated that the Company's reported balance of liquid assets could not include any investment security not classified as available-for-sale, all investment securities held by the Company are classified as available for sale. We do not have a trading portfolio.

The fair value of our investment portfolio at September 30, 2024, consisted of $2.9 million in fixed-rate securities guaranteed by Fannie Mae, $449.4 million of REMICs collateralized only by securities guaranteed by Fannie Mae, $1.1 million of securities guaranteed by Freddie Mac and $72.8 million of U.S. Government obligations.
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
Sources of Funds
General. Deposits traditionally have been the primary source of funds for the Association’s lending and investment activities. The Association also borrows, primarily from the FHLB of Cincinnati, to supplement cash flow, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage its cost of funds. Additional sources of funds are borrowings from the FRB-Cleveland Discount Window, scheduled loan payments, maturing investments, loan prepayments, collateralized wholesale borrowings, Fed Fund purchases, income on other earning assets, the proceeds from loan sales, and brokered deposits. As a result of favorable market conditions, proceeds from loan sales increased during fiscal year 2024 which contributed to the retirement of some FHLB of Cincinnati borrowings.
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
At September 30, 2024, deposits totaled $10.20 billion. Checking accounts totaled $829.9 million (including $746.4 million of interest-bearing checking accounts) and savings accounts totaled $1.32 billion (including $1.25 billion of higher yield savings accounts and MMKs). At September 30, 2024, the Association had a total of $8.02 billion in CDs (including $1.22 billion of brokered CDs), of which $4.95 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes the Association will retain a large portion of these balances upon maturity.
The following table sets forth the distribution of the Association’s average total deposit accounts, by account type, for the fiscal years indicated. Additional details on deposit accounts can be found in Note 9. DEPOSITS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

	For the Years Ended September 30,
	2024			2023			2022
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Deposit type:	(Dollars in thousands)
Checking	$880,893	8.9%	0.05%	$1,093,036	12.1%	0.56%	$1,326,882	14.7%	0.32%
Savings and money market accounts	1,518,453	15.4%	1.46%	1,798,663	20.0%	1.37%	1,859,990	20.7%	0.24%
Certificates of deposit	7,489,887	75.7%	3.61%	6,123,979	67.9%	2.34%	5,826,286	64.6%	1.17%
Total Deposits	$9,889,233	100.0%	2.96%	$9,015,678	100.0%	1.93%	$9,013,158	100.0%	0.85%
The following table sets forth the distribution of the Association’s total deposit accounts, by account type, at September 30, 2024.

	September 30, 2024
	Balance	Percent	Weighted Average Cost of Funds
Deposit type	(Dollars in thousands)
Interest-bearing:
Checking	$829,924	8.2%	0.04%
Savings accounts, excluding money market accounts	1,127,772	11.1%	1.27%
Money market accounts	193,074	1.9%	2.10%
Certificates of deposit, including accrued interest	8,044,309	78.8%	4.03%
Total Deposits	$10,195,079	100.0%	3.36%
As of September 30, 2024 and September 30, 2023, the total amount of the Association's uninsured deposits were $349.3 million and $322.5 million, respectively. As of September 30, 2024, the aggregate amount of the Association’s outstanding certificates of deposit in amounts greater than $250 thousand was approximately $271.8 million. The following table sets forth the maturity of those CDs as of September 30, 2024.

September 30, 2024
(In thousands)
Three months or less	$86,267
Over three months through six months	31,092
Over six months through one year	18,473
More than one year	135,949
Total	$271,781
Borrowings. At September 30, 2024, the Association had $4.79 billion of borrowings outstanding, consisting of $4.77 billion from the FHLB of Cincinnati and $21.3 million of accrued interest. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. Our current, maximum borrowing capacity with the FHLB of Cincinnati is $6.86 billion. The Association also has the ability to purchase overnight Fed Funds up to $395.0 million through arrangements with other institutions. The ability to borrow from the FRB-Cleveland Discount Window is also available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio. At September 30, 2024, the Association had the capacity to borrow up to $633.1 million from the FRB-Cleveland. A maturity schedule and available borrowing capacity schedule can be found in Note 10. BORROWED FUNDS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The following tables set forth information relating to a category of short-term borrowings. There are no borrowings with original terms between 30 and 90 days.

	At or For the Fiscal Years Ended September 30,
	2024	2023	2022
Borrowings (30 days and under):	(Dollars in thousands)
Balance at end of year	$40,000	$592,000	$2,000,000
Maximum outstanding at any month-end	$777,000	$1,806,000	$2,000,000
Average balance during year	$147,039	$810,263	$682,487
Average interest rate during the fiscal year	5.40%	4.16%	1.59%
Weighted average interest rate at end of year	5.38%	5.38%	3.04%

	At or For the Fiscal Years Ended September 30,
	2024	2023	2022
Borrowings (90 days to 12 months):	(Dollars in thousands)
Balance at end of year	$2,925,000	$3,150,000	$1,550,000
Maximum outstanding at any month-end	$3,100,000	$3,600,000	$2,425,000
Average balance during year	$2,984,426	$2,668,420	$2,000,323
Average interest rate during the fiscal year	5.50%	5.00%	0.77%
Weighted average interest rate at end of year	5.34%	5.58%	3.12%
Federal Taxation
General. The Company and the Association are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering in 2007, the Company and the Association were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and the Association were no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owned at least 80% of the common stock of the Company. As a result of the Company's stock repurchase program which reduced the number of outstanding shares of the Company, at September 30, 2024, Third Federal Savings, MHC, owned 80.91% of the common stock of the Company and the Company and the Association can, again, be a part of Third Federal Savings, MHC’s consolidated tax group. Beginning on September 30, 2007 and for each subsequent fiscal year thereafter, the Company has filed consolidated tax returns with the Association and Third Capital Inc., its wholly-owned subsidiaries.
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
At September 30, 2024, the total federal pre-base year bad debt reserve of the Association was approximately $105.0 million.
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
Federal Banking Regulation
Business Activities. A federal savings association derives its lending and investment powers from the HOLA, and federal regulations. Under these laws and regulations, the Association may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate. The Association may also invest in commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. The Association may also establish subsidiaries that may engage in certain activities not otherwise permissible for a federal savings association, including real estate investment and securities and insurance brokerage.
A federal savings association may elect to exercise national bank powers without converting to a national bank charter. Among other things, the election allows a federal savings association to engage in commercial and commercial real estate lending without the aggregate limits applicable to federal savings associations. By exercising the election, the federal savings association also becomes subject to many of the same duties, restrictions, liabilities, conditions and limitations applicable to national banks, some of which are more restrictive than those applicable to federal savings associations. A federal savings association making the election retains its federal savings association charter and continues to be treated as a federal savings association for purposes of corporate governance. The election is available to federal savings associations that had total consolidated assets of $20 billion or less as of December 31, 2017. The Association has not exercised the election as of September 30, 2024.
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
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
Federal savings associations must also meet a statutory “tangible capital” standard of 1.5% of total adjusted assets. Tangible capital is generally defined as Tier 1 capital for this purpose.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% in addition to the minimum capital requirements. At September 30, 2024, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer." In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As presented in Note 3. REGULATORY MATTERS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, at September 30, 2024, the Association exceeded all regulatory capital requirements to be considered “Well Capitalized.”
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2024, the Association was in compliance with the loans-to-one borrower limitations.
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
A federal savings association that fails the QTL test must operate under specified restrictions. Under the DFA, non-compliance with the QTL test may subject the Association to agency enforcement action for a violation of law. At September 30, 2024, the Association satisfied the QTL test.
Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:
•the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;
•the association would not be at least adequately capitalized following the distribution;
•the distribution would violate any applicable statute, regulation, agreement or condition imposed by a regulator; or
•the association is not eligible for expedited treatment of its filings.

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
•the association would be undercapitalized following the distribution;
•the proposed capital distribution raises safety and soundness concerns; or
•the capital distribution would violate a prohibition contained in any statute, regulation or agreement.
In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if the institution would be undercapitalized after the distribution.
The Association, in compliance with the preceding requirements, did not pay a cash dividend to the Company during the fiscal year ended September 30, 2024, paid a $40 million cash dividend to the Company during the fiscal year ended September 30, 2023, and a $56 million cash dividend to the Company during the fiscal year ended September 30, 2022. There were no dividends paid to the Company by Third Capital, the Company's other wholly owned subsidiary, during the fiscal years ended September 30, 2024, 2023 or 2022.
The Company's eighth stock repurchase program, for the repurchase of 10,000,000 shares of its common stock, was announced on October 27, 2016, and began on January 6, 2017. As of September 30, 2024, 5,191,951 shares remain to be purchased under the program.
Under current FRS regulations, Third Federal Savings, MHC is required to obtain the approval of its members (depositors and certain loan customers of the Association) every 12 months to enable Third Federal Savings, MHC to waive its right to receive dividends on the Company’s common stock that Third Federal Savings, MHC owns. Starting in 2014, Third Federal Savings, MHC has received this approval of its members at every meeting held. Third Federal Savings, MHC has the approval to waive the receipt of dividends up to an aggregate of $1.13 per share on the common stock of the Company for the 12 months following the special meeting of members held on July 9, 2024. Third Federal Savings, MHC waived its right to receive a $0.2825 per share dividend payment on September 24, 2024. As a result of the 2023, 2022, and 2021 approvals, Third Federal Savings, MHC previously waived its right to receive an aggregate of $1.13 per share on common stock for the periods ended June 30, 2024, June 30, 2023 and June 30, 2022.
Liquidity. A federal savings association is required to identify, measure, monitor and control its funding and liquidity risk and maintain a sufficient amount of liquid assets to ensure its safe and sound operation. The Association maintains a liquid asset portfolio comprised of federal agency and enterprise securities that are collateralized by mortgage loans, in addition to cash and cash equivalents, to maintain sufficient liquidity to fund business operations.
Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the CRA and federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the OCC is required to assess the association’s record of compliance with the CRA. A federal savings association’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches, mergers, minority stock offerings or second-step conversion, or in restrictions on its activities.
In July 2024, the Association received a rating of "Satisfactory" from the OCC for the exam during for the period of January 1, 2020 through December 31, 2022.
On October 24, 2023, the FDIC, the FRS and the OCC released a final rule revising the framework used to evaluate banks' records of community reinvestment under the CRA. Under the revised framework, banks with assets of at least $2 billion, such as the Association, are considered large banks and will have their retail lending, retail services and products, community development financing, and community development services subject to periodic evaluation. Depending on a large bank's geographic concentrations of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities. Under the rule as written, provisions of the final rule would apply beginning January 1, 2026, and the remaining provisions would apply beginning January 1, 2027, but in March 2024, a federal district court issued a preliminary injunction of the regulations. The Association is evaluating the impact of the final rule.

In addition, the ECOA and FHA prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with ECOA and FHA could result in enforcement actions by the OCC, as well as other federal regulatory agencies and/or the Department of Justice.
Transactions with Affiliates. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate includes a company that controls, is controlled by, or is under common control with an insured depository institution such as the Association. Third Federal Savings, MHC and the Company are affiliates of the Association. In general, specified covered transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, covered transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must be provided by affiliates in order to receive loans from the insured depository institution. In addition, federal regulations prohibit a federal savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are substantially the same or at least as favorable to the institution as comparable transactions with non-affiliates. Federal savings associations are required to maintain detailed records of all transactions with affiliates.
Extensions of Credit to Insiders. The Association’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the FRS. Among other things, these provisions require that extensions of credit to insiders:
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
Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement actions against all “institution-affiliated parties,” a term that includes shareholders who participate in the affairs of the association, as well as attorneys, appraisers and accountants who knowingly or recklessly participate in violations of law or regulation, breaches of fiduciary duty, or unsafe or unsound practices. Formal enforcement actions by the OCC may include issuance of a capital directive, formal agreement, or cease and desist order against institutions, and can also include the removal of officers and/or directors of the institution. Civil money penalties can be assessed for various types of conduct against the institution and/or its officers and directors. The maximum civil money penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or other action, and are adjusted annually for inflation. The OCC can appoint receivers and conservators for the institutions it supervises if certain circumstances are met. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that an enforcement action be taken with respect to a particular federal savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.
Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems, audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order and/or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized federal savings associations. For this purpose, a federal savings association is placed in one of the following five categories based on its capital:
•well capitalized (at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital, and 6.5% common equity Tier 1 capital ratios, and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued under certain statutes and regulations, to maintain a specific capital level for any capital measure);
•adequately capitalized (at least 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital and 4.5% common equity Tier 1 capital ratios);
•undercapitalized (less than 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital, or 4.5% common equity Tier 1 capital ratios);
•significantly undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital, 6% total risk-based capital or 3% common equity Tier 1 capital ratios); and
•critically undercapitalized (less than or equal to 2% tangible capital to total assets).
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
As of September 30, 2024, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required (Well Capitalized)
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,795,509	17.91%	$1,002,682	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,721,625	10.11%	851,623	5.00%
Tier I Capital to Risk-Weighted Assets	1,721,625	17.17%	802,146	8.00%
Common Equity Tier I to Risk-Weighted Assets	1,721,625	17.17%	651,744	6.50%
Insurance of Deposit Accounts. The DIF of the FDIC insures deposits at FDIC-insured depository institutions such as the Association. Deposit accounts in the Association are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor for each account ownership category. As of September 30, 2024, 96.1% of our $8.98 billion retail deposit base consists of accounts structured under the FDIC insured limit of $250,000.
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
On November 16, 2023, the FDIC approved a final rule to implement a special assessment on certain banking organizations with financial institution subsidiaries with more than $5 billion in assets, in order to recover the costs associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in March 2023. The special assessment will be collected beginning with the first quarterly assessment period of 2024 at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly periods and is subject to periodic adjustments. The assessment base is equal to uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. Because the Association's uninsured deposits at the measurement date were below $5 billion, the Association was not subject to this special assessment.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or condition imposed by the FDIC. The Association does not believe that it is taking, or is subject to, any action, condition or violation that could lead to termination of its deposit insurance.
Brokered Deposits. The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll-over any brokered deposit unless the institution's capital category is "well capitalized" or, upon application to and a waiver from the FDIC, "adequately capitalized." Less-than-well-capitalized banks are also subject to restrictions on the interest rates that they may pay on deposits. The characterization of deposits as "brokered" may result in the imposition of higher deposit assessments on such deposits. As mandated by the Economic Growth Act, the FDIC's brokered deposit regulations provide a limited exception for reciprocal deposits for banks that are well managed and well capitalized (or adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified banks are eligible for exemption from treatment as "brokered" deposits up to $5 billion, or 20% of the institution's total liabilities in reciprocal deposits.
Cyber Security. The federal banking agencies recently adopted rules providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rules require a banking organization to notify its primary federal regulator as soon as possible, and not later than 36 hours after it is determined that a "computer-security incident" rising to the level of a "notification incident" has occurred. Notification is required for incidents that have materially affected, or are reasonably likely to materially affect, the viability of a banking organization's operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected, or is reasonably likely to materially affect, the banking organization's customers for four or more hours.
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
As of September 30, 2024, outstanding borrowings (including accrued interest) from the FHLB of Cincinnati were $4.79 billion and the Association was in compliance with the stock investment requirement.
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
•Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
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
•The Bank Secrecy Act and Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which require the Association to implement a compliance program to detect and prevent money laundering, terrorist financing, and illicit crime. Together, the BSA and USA PATRIOT Act require the Association to implement internal controls, conduct customer due diligence, maintain records, and file reports;
•Regulations of the Office of Foreign Assets Control that enforce economic and trade sanctions against targeted foreign countries, regimes, and other designated individuals and organizations;
•The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties; and
•The DFA, which holds lenders accountable for ensuring a borrower's ability to repay a mortgage. Loans defined as a "qualified mortgage" must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%, as well as the verification and documentation of the income and financial resources relied upon to qualify the borrower on the loan. Upon the loan being underwritten based on a fully amortizing payment schedule and maximum interest rate during the first five years, as well as meeting the other qualifications above, the loan is determined to be a "qualified mortgage" and therefore presumed to have complied with the ability-to-repay standard under the DFA.
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
Capital. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions, including the capital conservation buffer, apply to savings and loan holding companies. We are in compliance with the holding company consolidated capital requirements and the capital conservation buffer as of September 30, 2024.
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
Waivers of Dividends by Third Federal Savings, MHC. Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. In addition, a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive dividends aggregating up to $1.13 per share on the common stock of the

Company for the 12 months following the special meeting of members held on July 9, 2024. Third Federal Savings, MHC has received the approval of its members every calendar year beginning in 2014.
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
Human Capital Resources
At September 30, 2024, we employed 919 associates, nearly all of whom are full-time and of which approximately 74% are women. At September 30, 2023, we employed 995 associates. As a financial institution, approximately 43% of our associates are employed at our branch and loan production offices, and another 15% are employed at our customer care call center. The success of our business is highly dependent on our associates, who provide value to our customers and communities through their dedication to our mission, helping customers achieve the American dream of home ownership and financial security. Our workplace culture is grounded in a set of core values – love (a genuine concern for others), trust, respect, a commitment to excellence and a little bit of fun – which is lived out daily in our work. We seek to hire well-qualified associates who are also a good fit for our value system. Our selection and promotion processes are without bias and include the active recruitment of minorities and women.
Associate retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. Our voluntary turnover rate, at 5.5% for the twelve months ending September 30, 2024, excluding retirements, remains one of the lowest in the industry. At September 30, 2024, 39% of our current associates had been with us for fifteen years or more. We believe our commitment to living out our core values, actively prioritizing concern for our associates’ well-being, supporting our associates’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing associates. In addition, nearly all of our associates are stockholders of the Company through participation in our Associate Stock Ownership Plan, which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates.
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
Our performance is significantly impacted by the general economic conditions in our primary markets in Ohio and Florida, and surrounding areas. We also originate loans in other states which will be impacted by national or regional economic conditions. A deterioration in economic conditions is likely to result in high levels of unemployment, which would weaken local economies and could result in additional defaults of mortgage loans. Most of the loans in our loan portfolio are secured by real estate located in our primary market areas. Negative conditions, such as layoffs, in the markets where collateral for a mortgage loan is located could adversely affect a borrower's ability to repay the loan or the value of the collateral securing the loan. Declines in the U.S. housing market, falling home prices and increasing foreclosures, as well as unemployment and underemployment, all negatively impact the credit performance of mortgage loans and can result in significant write-downs of asset values by financial institutions.
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
•Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers becomes less predictive of future behaviors.
•The process we use to estimate losses inherent in our credit exposure require difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of viable estimation and which may, in turn, impact the reliability of our evaluation processes, the comfort of our regulators with respect to the adequacy of our allowance for credit losses and who may require adjustments thereto, and ultimately could result in increased provisions for loan losses and reduced levels of earnings and capital.
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
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. From 2022 to 2023, the FRS raised certain benchmark interest rates in an effort to combat elevated inflation,. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-

interest expense. Furthermore, our customers are also affected by inflation, higher interest rates, and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.
Risks Related to Market Interest Rates
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
Changes in interest rates can also have an unfavorable impact on our net interest income when and if home equity lines of credit and loans and mortgage interest rates decline. Our customers may seek to refinance, without penalty, their mortgage loans with us or repay their mortgage loans with us and borrow from another lender. When that happens, either the yield that we earn on the customer’s loan is reduced (if the customer refinances with us), or the mortgage is paid off and we are faced with the challenge of reinvesting the cash received to repay the mortgage in a lower interest rate environment. This is frequently referred to as reinvestment risk, which is the risk that we may not be able to reinvest the proceeds of loan prepayments at rates that are comparable to the rates we earned on the loans prior to receipt of the repayment. Reinvestment risk also exists with the securities in our investment portfolio that are backed by mortgage loans.
Our net interest income can also be negatively impacted when assets and funding sources with seemingly similar, but not identical re-pricing characteristics, react differently to changing interest rates. An example is our home equity lines of credit loan portfolio and our interest-bearing checking and savings deposit products. Interest rates charged on our home equity lines of credit loans are linked to the prime rate of interest, which generally adjusts in a direct relationship to changes in the FRS’s Federal Funds target rate. Similarly, our interest-bearing checking and savings deposit products are generally expected to adjust when changes are made to the Federal Funds target rate. However, to the extent that increases or decreases are made to the Federal Funds target rate, and those increases or decreases translate into increases or decreases of the prime rate and the rate charged on our home equity lines of credit loans, but do not extend to equivalent adjustments to our interest-bearing checking and savings deposit products, we can experience a reduction in our net interest income. At September 30, 2024, we held $3.32 billion of home equity lines of credit loans and $2.00 billion of interest-bearing checking and savings deposits.
Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized mortgage servicing rights. As of September 30, 2024, we serviced $1.97 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an amortized cost of $7.6 million and an estimated fair value, at that date, of $17.1 million. Because the estimated life and estimated income to be derived from servicing the underlying mortgage loans generally increase with rising interest rates and decrease with falling interest rates, the value of mortgage servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.
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
In general, changes in market and competitive interest rates result from events that we do not control and over which we generally have little or no influence. As a result, mitigation of the adverse effects of changing interest rates is generally limited to controlling the composition of the assets and liabilities that we hold. To monitor our positions, we maintain an interest rate risk modeling system which is designed to measure our interest rate risk sensitivity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off balance sheet items (the institution’s EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. At September 30, 2024, in the event of an immediate 200 basis point increase in all interest rates, our model projects that we would experience a $311.5 million, or 27.24%, decrease in EVE. Our calculations further project that, at September 30, 2024, in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the twelve month measurement period to an aggregate increase in 200 basis points, we would expect our projected net interest income for the twelve months ended September 30, 2025, to increase by 1.27%. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Hedging against interest rate risk exposure may adversely affect our earnings.
On occasion we have employed various financial risk methodologies that limit, or "hedge," the adverse effects of rising or decreasing interest rates on our loan portfolios and short-term liabilities. We also engage in hedging strategies with respect to arrangements where our customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:
•available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•the durations of the hedge may not match the duration of the related liability;
•the party owing money in the hedging transaction may default on its obligation to pay;
•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and/or
•downward adjustments, or "mark-to-market" losses, would reduce our equity.
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
We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.
Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define "capital" for calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and

(4) a Tier 1 leverage ratio of 4%. The regulations also establish a "capital conservation buffer" of 2.5%, which results in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%; (2) a Tier 1 to risk-based assets capital ratio of 8.5%; and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount.
The application of these capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. Specifically, our ability to pay dividends to the Company is limited for any association that does not maintain the capital conservation buffer required by the capital rules, which may limit our ability to pay dividends to our stockholders.
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
We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point, however, need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.
We may become subject to enforcement actions even though noncompliance was inadvertent or unintentional.
The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, BSA and OFAC regulations, and economic sanctions against certain foreign countries and nations. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines and penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.

Risks Related to our Lending Activities
Our lending activities provide lower interest rate returns than financial institutions that originate more commercial loans.
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
Our business may be adversely affected by credit risk associated with residential property.
A significant portion of our total residential mortgage loan portfolio is secured by one- to four-family real estate. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the housing markets in our lending areas could reduce the value of the real estate collateral securing these types of loans. As a result, we have increased risk that we could incur losses if borrowers default on their loans because we may be unable to recover all or part of the defaulted loans by selling the real estate collateral. In addition, if borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds.
Secondary mortgage market conditions could have a material impact on our financial condition and results of operations.
Loan sales provide a portion of our non-interest income. In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential real estate loans and increased investor yield requirements for these loans. These conditions may fluctuate or worsen in the future. A prolonged period of secondary market illiquidity could have a material adverse effect on our financial condition and results of operations.
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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans, our loss and delinquency experience, and evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover future losses, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income. See Note 5. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information on the CECL methodology.
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
The foreclosure process may adversely impact our recoveries on non-performing loans.
The judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize its losses.
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
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject to, including credit, liquidity, operational, information technology, regulatory compliance, reputational and strategic. However, as with any risk management framework, there are inherent limitations to our risk management strategies as risks may exist, or develop in the future, that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.
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
The Association has a standing Technology Steering Committee, consisting of several senior managers (CAO, CIO, CSO, CXO, and ISO). The Committee meets quarterly, or more frequently if needed, and reports to the Board of Directors after each meeting through Committee minutes. The Association also engages outside consultants to support its cybersecurity efforts. The directors of the Association have limited experience in cybersecurity risk management in other business entities comparable to the Association and rely on the ISO and CIO for cybersecurity guidance.
Our funding sources may prove insufficient to replace deposits at maturity and support our future growth. A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on us.
We must maintain funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources may include FHLB advances, federal funds purchased, and brokered certificates of deposits. While we emphasize low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return trade-off. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.
Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion of our investment and/or loan portfolio in order to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets.
A lack of liquidity could also attract increased regulatory scrutiny and potential constraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits.
Recently we have held larger levels of certificates of deposit, which has increased our cost of funds and could continue to do so in the future.
At September 30, 2024, certificates of deposit comprised 78.7% of our total deposits, as compared to 70.4% as of September 30, 2023. Our increased levels of certificates of deposit have resulted in a higher cost of funds than would otherwise be the case if we had a higher percentage of demand deposits and savings deposits. In addition, if our certificates of deposit do not remain with us, we may be required to access other sources of funds, including loan sales, other types of deposits, advances from the FHLB of Cincinnati and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on our certificates of deposit.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. Any such losses could materially and adversely affect our results of operations.
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

Federal regulations require Third Federal Savings, MHC, to notify the FRS of any proposed waiver of its receipt of dividends from the Company. In August 2011, the FRS issued an interim final rule pursuant to the DFA, providing that the FRS “may not” object to dividend waivers by grandfathered mutual holding companies, such as Third Federal Savings, MHC, under standards substantially similar to those previously required by the OTS. However, the interim final rule added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within twelve months prior to the declaration of the dividend being waived. As part of its rule making process, the FRS is reviewing comments on the interim final rule and there can be no assurance that the final rule will not require such a member vote. Third Federal Savings, MHC, has received the approval of its members in 11 separate meetings (held in either July or August of each year from 2014 through 2024) to waive the receipt of dividends for a twelve-month period, and the FRS has “non-objected” to Third Federal Savings, MHC’s waiver each time. However, future approvals of members and non-objections from the FRS are not assured and if not obtained, the discontinuance of dividend payments would adversely affect the value of our common stock.
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

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
Cybersecurity Risk Management and Strategy
The Company is committed to enacting a cybersecurity strategy that provides the necessary framework to ensure confidentiality, integrity and availability of customer, associate and proprietary information.
The Company employs a multi-layered, risk-based approach to cyber and information security, incorporating a variety of tools and processes to aid in risk identification, assessment and management. In addition to periodic risk assessments, we rely on continuous monitoring of systems and environments, regular vulnerability scanning, external auditing and penetration testing and active participation in industry intelligence sharing partnerships.
The Company maintains Cybersecurity Incident Response Guidelines and Procedures to assist in response to real or suspected security incidents. The Incident Response Guidelines prescribe points of escalation and mechanisms for collaboration should the need arise to engage outside partnerships such as external counsel, cybersecurity forensic examiners, cyber insurance vendors and regulatory bodies.
The Company has not experienced any material losses relating to cybersecurity threats or incidents to date. We are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition.
Third Party Service Provider Monitoring
The Company maintains a robust third-party risk management program to identify, assess, monitor and mitigate risks associated with third-party relationships, including cybersecurity risks. Under the program, risk ratings are assigned to each vendor based on an assessment of the vendor and its access to network, systems, and confidential information. A subject matter expert review is conducted on each vendor to identify and measure the risks from cybersecurity threats that could impact our customer’s data and our environment. Third parties that have access to the Company’s systems or customer data must have appropriate technical and organizational security measures in place, as well as security control principles based on commercially acceptable security standards.
Cybersecurity Governance
Primary responsibility for managing cyber risk is vested in the Company’s Information Security Officer. The ISO reports to the CRO and serves as the primary custodian of the Company’s Information Security Program, which quantifies and documents our ability to identify and control risks to information systems and customer information.
The Technology Steering Committee meets on at least a quarterly basis and is tasked with providing oversight and guidance regarding both information technology and cybersecurity related issues of strategic importance to the Company. The Technology Steering Committee is chaired by the CIO and reports to the Board of Directors through Committee minutes. The Technology Steering Committee is comprised of numerous members of the senior executive team, as well as the ISO.
The Director’s Risk Committee also shares oversight responsibility for cybersecurity and receives regular reporting from the CRO and ISO on cybersecurity and information technology risks, controls and procedures, and network penetration testing, in addition to providing input on efforts to mitigate cybersecurity risks and potential breaches. The Board’s Audit Committee also has oversight responsibility for audits related to information technology security and information technology governance.

Item 2.	Properties
We operate from our main office in Cleveland, Ohio, our 37 full-service branch offices located in Ohio and Florida and our two loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Broward, Collier, Hillsborough, Lee, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Butler and Delaware. The Company owns the building in which its home office and executive offices are located, and six other office locations. The net book value of our land, premises, equipment and software was $33.2 million at September 30, 2024, a $1.5 million decrease from September 30, 2023.

Depreciation was partially offset by a $1.1 million increase in DP Equipment and a $1.5 million increase in Leasehold Improvements.

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
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of November 15, 2024, we had 5,842 shareholders of record, which does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms.
Through September 30, 2010, Third Federal Savings, MHC, waived its right to receive dividends. The waivers complied with regulatory authorizations (in the form of non-objection) obtained by Third Federal Savings, MHC. Any requests for future regulatory authorizations to waive receipts of dividends will be submitted to the FRS. Please refer to the preceding discussion of dividend waivers presented in Part I, Item 1. Business-SUPERVISION AND REGULATION-Holding Company Regulation-Waivers of Dividends by Third Federal Savings, MHC. Regulatory non-objection is subject to periodic regulatory review and no assurances can be given regarding future regulatory non-objection. In addition, a majority of the mutual holding company's members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived.
At the July 9, 2024 special meeting of members of Third Federal Savings and Loan Association of Cleveland, MHC (the "MHC"), the mutual holding company of TFS Financial Corporation (the "Company"), the members of the MHC (depositors and certain loan customers of Third Federal Savings and Loan Association of Cleveland) voted to approve the MHC's proposed waiver of dividends, aggregating up to $1.13 per share to be declared on the Company's common stock during the twelve months subsequent to the members' approval (i.e., through July 9, 2025). The members approved the waiver by casting 58% of the total eligible votes. Of the votes cast, 97% were in favor of the proposal. The MHC is the 81% majority shareholder of the Company.
Following the receipt of the members’ approval at the July 9, 2024, special meeting, Third Federal Savings, MHC filed a notice with, and subsequently received the non-objection from the FRB-Cleveland for the proposed dividend waiver.

In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from September 30, 2019 through September 30, 2024, relative to the cumulative total return on stocks included in the S&P U.S. BMI Banks Index, KBW NASDAQ Bank Index and NASDAQ Composite, in each case for the same period. The cumulative return data is presented in dollars, based on starting investments of $100 and assuming the reinvestment of dividends.

Total Return Performance
250
200
150
100
50
Index Value
09/30/19
09/30/20
09/30/21
09/30/22
09/30/23
09/30/24
Period Ending
TFS Financial Corporation
S&P U.S. BMI Banks Index
KBW NASDAQ Bank Index
NASDAQ Composite Index

	Measurement Date
Index (with base price at 9/30/2019)	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024
TFS Financial Corporation	100.00	86.66	118.93	87.08	86.31	102.49
S&P U.S. BMI Banks Index	100.00	73.42	133.58	102.63	99.42	146.57
KBW NASDAQ Bank Index	100.00	75.76	138.93	104.94	89.01	134.92
NASDAQ Composite Index	100.00	140.96	183.61	135.41	170.76	236.74
Source: S&P Global Market Intelligence

We did not sell any unregistered equity securities during the fiscal year ended September 30, 2024.

We did not repurchase any shares of our common stock during the quarter ended September 30, 2024. On October 27, 2016, the Company announced that the Board of Directors approved the Company's eighth stock repurchase program, which authorizes the repurchase of up to 10,000,000 shares of the Company's outstanding common stock. Purchases under the program will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. There were no stock repurchases during the fiscal year ended September 30, 2024. The program has 5,191,951 shares yet to be purchased as of September 30, 2024. The program has no expiration date.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our business strategy is to operate as a well capitalized and profitable financial institution dedicated to providing exceptional personal service to our customers.
Since being organized in 1938, we grew to become, at the time of our initial public offering of stock in 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with Having Fun". Our values are reflected in the design and pricing of our loan and deposit products, as described below. Our values are further reflected in a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office was established and continues to be located and where we've been the developer of a community of 40 homes, intended to serve the low- to moderate income home owner. We intend to continue to adhere to our primary values and to support our customers and the communities in which we operate as we pursue our mission to help people achieve the dream of home ownership and financial security while creating value for our customers, our communities, our associates and our shareholders.
The unprecedented implications of the prolonged period of inversion in the yield curve, influenced by the FRS's restrictive monetary policy resulted in a heightened exposure of certain banking industry practices. The yield curve is currently positive, normalizing in mid-September just prior to the FRS's 50 basis point rate cut, the first in four years. Taking all of this into consideration, we remain committed to our mission, business model and strategic approach. Specifically, (1) our capital ratios remain a primary source of financial strength; (2) our deposits provide a stable source of funding and the majority of our deposit accounts fall within FDIC insurance limits; (3) we maintain adequate access to contingent sources of liquidity; and (4) our risk management practices around an array of financial disciplines which are robust and commensurate to an institution of our size and complexity.
The following tables present select financial data of the Company for the five most recent fiscal years.

	At September 30,
	2024	2023	2022	2021	2020
Selected Financial Condition Data:	(In thousands)
Total assets	$17,090,785	$16,917,979	$15,789,879	$14,057,450	$14,642,221
Cash and cash equivalents	463,718	466,746	369,564	488,326	498,033
Investment securities available for sale	526,251	508,324	457,908	421,783	453,438
Mortgage loans held for sale	17,775	3,260	9,661	8,848	36,871
Loans held for investment, net	15,322,059	15,165,747	14,257,067	12,509,035	13,103,062
Bank owned life insurance contracts	317,977	312,072	304,040	297,332	222,919
Other assets	114,125	117,270	95,428	91,586	104,832
Deposits	10,195,079	9,449,820	8,921,017	8,993,605	9,225,554
Borrowed funds	4,792,847	5,273,637	4,793,221	3,091,815	3,521,745
Shareholders’ equity	1,862,624	1,927,361	1,844,339	1,732,280	1,671,853

	For the Years Ended September 30,
	2024	2023	2022	2021	2020
Selected Operating Data:	(In thousands, except per share amounts)
Interest and dividend income	$734,074	$611,919	$409,333	$389,351	$455,298
Interest expense	455,616	328,352	141,937	157,721	213,030
Net interest income	278,458	283,567	267,396	231,630	242,268
Provision (release) for credit losses	(1,500)	(1,500)	1,000	(9,000)	3,000
Net interest income after provision (release) for credit losses	279,958	285,067	266,396	240,630	239,268
Non-interest income	24,702	21,429	23,804	55,299	53,251
Non-interest expenses	204,347	213,129	198,146	195,835	192,274
Income before income taxes	100,313	93,367	92,054	100,094	100,245
Income tax expense	20,725	18,117	17,489	19,087	16,928
Net income	$79,588	$75,250	$74,565	$81,007	$83,317
Earnings per share
Basic	$0.28	$0.27	$0.26	$0.29	$0.30
Diluted	$0.28	$0.26	$0.26	$0.29	$0.29
Cash dividends declared per share	$1.13	$1.13	$1.13	$1.12	$1.11

	At or For The Years Ended September 30,
	2024	2023	2022	2021	2020
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average total assets	0.47%	0.46%	0.51%	0.56%	0.56%
Return on average equity	4.12%	4.00%	4.14%	4.77%	4.88%
Interest rate spread(1)	1.38%	1.57%	1.75%	1.52%	1.52%
Net interest margin(2)	1.69%	1.80%	1.88%	1.66%	1.69%
Efficiency ratio(3)	67.41%	69.88%	68.04%	68.25%	65.06%
Non-interest expense to average total assets	1.20%	1.31%	1.34%	1.35%	1.29%
Average interest-earning assets to average interest-bearing liabilities	111.07%	111.36%	112.42%	111.92%	111.41%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.20%	0.20%	0.23%	0.32%	0.37%
Non-accruing loans as a percent of total loans	0.22%	0.21%	0.25%	0.35%	0.41%
Allowance for credit losses on loans as a percent of non-accruing loans	208.28%	242.26%	204.73%	145.96%	87.95%
Allowance for credit losses on loans as a percent of total loans	0.45%	0.51%	0.51%	0.51%	0.36%
Capital Ratios:
Association
Total capital to risk-weighted assets	17.91%	17.87%	18.84%	21.00%	19.96%
Tier 1 (leverage) capital to net average assets	10.11%	9.82%	10.33%	11.15%	10.39%
Tier 1 capital to risk-weighted assets	17.17%	17.15%	18.25%	20.43%	19.37%
Common equity tier 1 capital to risk-weighted assets	17.17%	17.15%	18.25%	20.43%	19.37%
TFS Financial Corporation
Total capital to risk-weighted assets	19.24%	19.85%	21.18%	23.75%	22.71%
Tier 1 (leverage) capital to net average assets	10.89%	10.96%	11.66%	12.65%	11.88%
Tier 1 capital to risk-weighted assets	18.50%	19.13%	20.59%	23.18%	22.13%
Common equity tier 1 capital to risk-weighted assets	18.50%	19.13%	20.59%	23.18%	22.13%
Average equity to average total assets	11.33%	11.58%	12.23%	11.72%	11.50%
Other Data:
Association:
Number of full service offices	37	37	37	37	37
Loan production offices	2	4	5	7	7
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

A challenge to our business model occurs when there is a rapid and substantial increase in short-term rates or there is an extended inverted yield curve where short-term rates exceed long-term rates, both of which occurred in the past two years. Although the yield curve became positive in early September 2024, rapid and substantial decreases in short-term rates can also pose a challenge when interest rates on our home equity line of credit portfolio, indexed to the prime rate, reprice more quickly than interest rates on borrowings and certificate of deposit accounts which generally reprice at maturity. These economic environments may result in decreases in our net interest income and our net interest margin.
To mitigate our interest rate risk in general and to address the current rate environment specifically, we utilize a variety of strategies that include:
•Maintaining regulatory capital in excess of levels required to be considered well capitalized;
•Maintaining adjustable-rate mortgage loan balances and shorter-term fixed-rate loans;
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
Levels of Regulatory Capital
At September 30, 2024, the Company’s Tier 1 (leverage) capital totaled $1.86 billion, or 10.89%, of net average assets and 18.50% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.72 billion, or 10.11%, of net average assets and 17.17% of risk-weighted assets. Each of these measures is in excess of the requirements in effect for the Association at September 30, 2024 for designation as “well capitalized” under regulatory prompt corrective action provisions. Beginning this fiscal year, the Company entered into the final two years of the five-year transitional period, as provided by a final rule, after CECL was adopted in fiscal year 2021. Refer to the Liquidity and Capital Resources section of this Item 7 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination:

	For the Years Ended September 30,
	2024		2023
	Amount	Percent	Amount	Percent
First Mortgage Loan Originations and Purchases:	(Dollars in thousands)
ARM (all Smart Rate) production	$157,446	18.4%	$624,773	33.7%
Fixed-rate production:
Terms less than or equal to 10 years	5,981	0.7	34,710	1.9
Terms greater than 10 years	690,820	80.9	1,195,562	64.4
Total fixed-rate production	696,801	81.6	1,230,272	66.3
Total First Mortgage Loan Originations and Purchases:	$854,247	100.0%	$1,855,045	100.0%

	September 30, 2024		September 30, 2023
	Amount	Percent	Amount	Percent
Balances of First Mortgage Loans Held For Investment:	(Dollars in thousands)
ARM (primarily Smart Rate) Loans	$4,379,132	38.3%	$4,760,843	39.2%
Fixed-rate Loans:
Terms less than or equal to 10 years	836,875	7.3	1,088,048	9.0
Terms greater than 10 years	6,210,073	54.4	6,275,775	51.8
Total fixed-rate loans	7,046,948	61.7	7,363,823	60.8
Total First Mortgage Loans Held For Investment:	$11,426,080	100.0%	$12,124,666	100.0%
The following table sets forth the balances and yields as of September 30, 2024, for all ARM loans segregated by the next scheduled interest rate reset date:

	Current Balance of ARM Loans Scheduled for Interest Rate Reset	Yield
During the Fiscal Years Ending September 30,	(Dollars in thousands)
2025	$912,871	3.97%
2026	1,302,274	2.87%
2027	1,540,938	2.78%
2028	484,104	4.80%
2029	125,531	6.46%
2030	13,414	6.90%
Total	$4,379,132	3.39%

Loan Portfolio Yield
The following tables set forth the principal balance and interest yield as of September 30, 2024, for the portfolio of loans held for investment, by type of loan, structure and geographic location. Weighted average yields are based on principal balances as of September 30, 2024.

	September 30, 2024
	Balance	Percent	Yield
Total Loans:	(Dollars in thousands)
Fixed-Rate
Terms less than or equal to 10 years	$836,875	5.5%	2.67%
Terms greater than 10 years	6,210,073	40.5	4.03%
Total Fixed-Rate Residential Mortgage loans	7,046,948	46.0	3.87%

ARMs	4,379,130	28.5	3.38%
Home Equity Loans and Lines of Credit	3,885,307	25.3	7.03%
Construction and Other loans	27,406	0.2	6.58%
Total Loans Receivable	$15,338,791	100.0%	4.54%

	September 30, 2024
	Balance	Fixed-Rate Balance	Percent	Yield
Residential Mortgage Loans	(Dollars in thousands)
Ohio	$6,644,767	$5,151,382	77.5%	3.85%
Florida	1,978,152	960,944	48.6	3.49%
Other	2,803,159	934,622	33.3	3.45%
Total Residential Mortgage Loans	11,426,078	7,046,948	61.7	3.69%
Home Equity Loans and Lines of Credit
Ohio	916,751	126,523	13.8	6.97%
Florida	874,808	111,249	12.7	6.98%
California	653,275	79,733	12.2	7.02%
Other	1,440,473	130,447	9.1	7.10%
Total Home Equity Loans and Lines of Credit	3,885,307	447,952	11.5	7.03%
Construction and Other loans	27,406	27,406	100.0	6.58%
Total Loans Receivable	$15,338,791	$7,522,306	49.0%	4.54%
Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. Increasing our investments in loans with variable rates of interest help to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. We strive to grow the home equity line of credit portfolio through offering competitive rates, marketing efforts, and by utilizing partners to attract more home equity line of credit customers. At September 30, 2024, the principal balance of home equity lines of credit (including those in repayment) that are structured to reset with each prime rate adjustment totaled $3.32 billion. Our home equity lending is discussed in the preceding Lending Activities section of Item 1. Business in Part I. THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND.
Extending the Duration of Funding Sources
As a complement to our strategies to shorten the fixed rate duration of our interest-earning assets, as described above, we also seek to lengthen the duration of our interest-bearing funding sources. These efforts include monitoring the relative costs of alternative funding sources such as retail certificates of deposit, brokered certificates of deposit, longer-term (e.g. three years or greater) fixed-rate advances from the FHLB of Cincinnati, and shorter-term (e.g. one or three months) funding, the durations of which are extended by correlated interest rate exchange contracts ("swap"). Funding sources are discussed in more detail within this Item 7 in the sections entitled Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth and Liquidity and Capital Resources. All of our swaps are subject to collateral pledges and require specific structural features to qualify for hedge accounting treatment. Hedge accounting treatment directs that periodic mark-to-market adjustments be recorded in other comprehensive income (loss) in the equity section of the balance sheet, rather than being included in operating results of the income statement. The Association's intent is that any swap to which it may be a party will qualify for hedge accounting treatment.
The Association uses swaps to extend the duration of its funding sources. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occur and the notional principal amount does not appear on our balance sheet. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets and compounds daily over a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. Concurrent with the execution of each swap, the Association enters into a short-term borrowing in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with either the Company's variable rate borrowings from the FHLB of Cincinnati or brokered CDs. In challenging economic times, such as with an extended inverted yield curve, the Association has found it financially beneficial to use swaps with a relatively lower cost to extend the duration of our liabilities. For more details, refer to Notes 10. BORROWED FUNDS and 17. DERIVATIVE INSTRUMENTS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
Each funding alternative is monitored and evaluated based on its effective interest payment rate, options exercisable by the creditor (early withdrawal, right to call, etc.), and collateral requirements. Refer to Notes 9. DEPOSITS and 10. BORROWED FUNDS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional details on balances. The interest payment rate is a function of market influences that are specific to the nuances and market competitiveness/breadth of each funding source. Generally, early withdrawal options, subject to a fee, are available to our retail CD customers but not to holders of brokered CDs; issuer call options are not provided on our advances from the FHLB of Cincinnati; and we are not subject to early termination options with respect to our interest rate exchange contracts. Additionally, collateral pledges are not provided with respect to our retail CDs or our brokered CDs, but are required for our advances from the FHLB of Cincinnati as well as for our interest rate exchange contracts. We will continue to evaluate the structure of our funding sources balancing the need to extend duration and manage cost.
Selling Fixed Rate Loans in the Secondary Market
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. First mortgage loans (primarily fixed-rate mortgages with terms of 15 years or more, Home Ready and certain loans purchased through our correspondent lending partner) are originated under Fannie Mae guidelines and are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. Currently, certain types of loans (i.e. our Smart Rate adjustable-rate loans, 10-year fixed-rate loans, and first mortgage loans secured by certain property types) are originated under our proprietary underwriting and closing process, not eligible for sale to Fannie Mae. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions may be limited to loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral. Additionally, sales to private investors are dependent upon favorable market conditions, including motivated buyers, and involve more complicated negotiations and longer settlement timelines.
During the fiscal year ended September 30, 2024, $247.4 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, to Fannie Mae on a servicing retained basis. Of these sold or committed loans, $143.1 million were originated through our traditional lending programs as other agency-compliant first mortgage loans, $98.1 million were purchased through a correspondent lending partnership, and $6.2 million were originated through our mortgage banking brand, known as "Mortgage Passport". At September 30, 2024, loans classified as held for sale totaled $17.8 million. At September 30, 2024, we serviced $1.97 billion of loans we originated and later sold to investors.
We continue to consider liquidity and balance sheet management, as well as secondary market pricing, in evaluating the opportunity to sell loans. Additionally, we are using a proprietary approach to loan-level price adjustments in markets outside of Ohio and Florida using our "Mortgage Passport" brand to expand our ability to sell certain fixed-rate loans to Fannie Mae. Loan sales are discussed in more detail within the Liquidity and Capital Resources section of this Item 7.

Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. At September 30, 2024, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as collateral reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing.
In an effort to limit our credit risk exposure and keep it consistent with the low risk appetite approved by the Board of Directors, the credit eligibility criteria is evaluated to ensure a successful homeowner has the primary source of repayment, followed by a collateral position that allows for a secondary source of repayment, if needed. Products that do not result in an effective mix of repayment ability are not offered. We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated or purchased during the current fiscal year, the average credit score was 778, and the average LTV was 70% at origination. Our current delinquency levels reflect the higher credit standards to which we subject all new originations. As of September 30, 2024, loans originated or purchased had a balance of $15.41 billion, of which $31.9 million, or 0.2%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, where a large portion of our historical lending has occurred. At September 30, 2024, approximately 58.1% and 17.3% of the combined total of our residential Core and construction loans held for investment and approximately 23.6% and 22.5% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 25 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loan originations and purchases for the year ended September 30, 2024, 20.7% are secured by properties in states other than Ohio or Florida.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. At September 30, 2024, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.11%. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered deposits), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. To attract deposits, we typically offer rates that are competitive with the rates on similar products offered by other financial institutions. At September 30, 2024, deposits totaled $10.20 billion (including $1.22 billion of brokered CDs), while borrowings totaled $4.79 billion and borrowers’ advances and servicing escrows totaled $142.4 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
While our retail deposit customers remain our preferred source of funding, we maintain many alternative funding sources. First, we pledge available real estate mortgage loans with the FHLB of Cincinnati and the FRB-Cleveland. At September 30, 2024, the Association had the ability to borrow a maximum of $6.86 billion from the FHLB of Cincinnati and $633.1 million from the FRB-Cleveland Discount Window. As of September 30, 2024, our capacity for additional borrowing from FHLB of Cincinnati was $2.09 billion. Second, we have the ability to purchase overnight Fed Funds up to $395.0 million through various arrangements with other institutions. Third, we invest in high quality marketable securities that exhibit limited market price variability and, to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At September 30, 2024, our investment securities portfolio totaled $526.3 million. Fourth, selling loans in the secondary market is a regular source of liquidity. During the fiscal year ended September 30, 2024, we sold, or committed to sell $247.4 million in loans to Fannie Mae. Finally, cash flows from operating activities have been a regular source of funds.

During the fiscal years ended September 30, 2024 and 2023, cash flows from operations provided $88.6 million and $90.7 million, respectively.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. We have successfully been able to reduce our operating expenses to offset the pressure of margin compression resulting from the extended inverted yield curve. Our ratio of non-interest expense to average assets was 1.20% for the fiscal year ended September 30, 2024, and 1.31% for the fiscal year ended September 30, 2023. As of September 30, 2024, our average assets per full-time associate and our average deposits per full-time associate were $18.7 million and $11.1 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered CDs) held at our branch offices ($242.6 million per branch office as of September 30, 2024) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses to help safeguard against margin compression.
Critical Accounting Estimates
Critical accounting estimates are defined as those that involve significant judgments and uncertainties, and could potentially give rise to materially different results under different assumptions and conditions. We believe that the most critical accounting estimates upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, relate to the allowance for credit losses.
Allowance for Credit Losses. The allowance for credit losses is the amount estimated by management as necessary to absorb credit losses related to both the loan portfolio and off-balance sheet commitments based on a life of loan methodology. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available, or conditions change. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for credit losses. At September 30, 2024, the allowance for credit losses was $97.8 million, or 0.64% of total loans. An increase or decrease of 10% in the allowance at September 30, 2024, would result in a $9.8 million charge or release, respectively, to income before income taxes.
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

Comparison of Financial Condition at September 30, 2024 and September 30, 2023
Total assets increased $172.8 million, or 1.0%, to $17.09 billion at September 30, 2024, from $16.92 billion at September 30, 2023. This increase was mainly due to new loan originations exceeding the total of loan sales and principal repayments.
Cash and cash equivalents decreased $3.0 million, or 0.6%, to $463.7 million at September 30, 2024, from $466.7 million at September 30, 2023. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section of the Overview.

Investment securities, all of which are classified as available for sale, increased $18.0 million, or 3.5%, to $526.3 million at September 30, 2024, from $508.3 million at September 30, 2023. Investment securities increased as $141.7 million in principal repayments were exceeded by the combined effect of $133.5 million in purchases and a $26.1 million decrease in net losses that occurred during the year ended September 30, 2024. There were no sales of investment securities during the year ended September 30, 2024.
Loans held for sale increased $14.5 million, or 439.4%, to $17.8 million at September 30, 2024 from $3.3 million at September 30, 2023 due to an increase in both loans committed to forward sales and loans identified for future sale.
Loans held for investment, net of deferred loan fees and allowance for credit losses, increased $156.3 million, or 1.0%, to $15.32 billion at September 30, 2024, from $15.17 billion at September 30, 2023, as new originations and additional draws on existing accounts exceeded loan sales and repayments. There was an $854.8 million increase in the balance of home equity loans and lines of credit during the year ended September 30, 2024, while residential mortgage loans decreased $698.6 million, or 5.8%, to $11.43 billion at September 30, 2024. During the fiscal year ended September 30, 2024, $157.4 million of three- and five-year “Smart Rate” loans were originated, and $696.8 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated or purchased. Of the total $854.2 million in first mortgage loans originated and purchased for the fiscal year ended September 30, 2024, 7% were refinance transactions and 93% were purchases, while 18% were adjustable-rate mortgages and 82% were fixed-rate mortgages. Fixed-rate loans with terms of 10 years or less accounted for 1% of total first mortgage loan originations and purchases.
Commitments originated for home equity lines of credit and equity and bridge loans were $2.28 billion for the year ended September 30, 2024, compared to $1.70 billion for the year ended September 30, 2023. At September 30, 2024, pending commitments to originate new home equity lines of credit were $98.2 million and equity and bridge loans were $74.4 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The allowance for credit losses was $97.8 million, or 0.64% of total loans receivable, at September 30, 2024, and included a $27.8 million liability for unfunded commitments. At September 30, 2023, the allowance for credit losses was $104.8 million, or 0.69% of total loans receivable and included a $27.5 million liability for unfunded commitments. Refer to Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional discussion.
The amount of FHLB stock owned decreased $18.6 million, or 7.5%, to $228.5 million at September 30, 2024, from $247.1 million at September 30, 2023. FHLB stock ownership requirements dictate the amount of stock owned at any given time.
Total bank owned life insurance contracts increased $5.9 million, to $318.0 million at September 30, 2024, from $312.1 million at September 30, 2023, primarily due to changes in cash surrender value.
Deposits increased $745.3 million, or 7.9%, to $10.20 billion at September 30, 2024, from $9.45 billion at September 30, 2023. The increase in deposits resulted primarily from a $1.37 billion increase in CDs, partially offset by a $469.9 million decrease in savings accounts (consisting of an $153.4 million decrease in money market accounts in the state of Florida and a $332.8 million decrease in our high yield savings accounts) and a $153.5 million decrease in interest-bearing checking accounts. The balance of brokered CDs at September 30, 2024, was $1.22 billion, which is an increase of $54.7 million from the balance of $1.16 billion at September 30, 2023. Based on FDIC insurance limits by ownership structure, the total uninsured deposits were $349.3 million and $322.5 million at September 30, 2024 and September 30, 2023, respectively.
Borrowed funds decreased $480.8 million, or 9.1%, to $4.79 billion at September 30, 2024, from $5.27 billion at September 30, 2023. The decrease was primarily due to borrowings paid off at maturity. The total balance of borrowed funds at September 30, 2024, all from the FHLB, included $40.0 million of overnight advances, $1.81 billion of term advances with a weighted average maturity of approximately 2.0 years, and $2.93 billion of short-term advances aligned with interest rate swap contracts. Interest rate swaps have been used to extend the duration of short-term borrowings at inception by paying a fixed rate of interest and receiving a variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding short-term borrowings and interest-rate swaps.
Borrowers' advances for insurance and taxes decreased by $10.8 million, or 9%, to $113.6 million at September 30, 2024, from $124.4 million at September 30, 2023. This change is consistent with decreases in our residential mortgage loan portfolio.
Accrued expenses and other liabilities decreased by $15.1 million to $97.8 million at September 30, 2024 from $112.9 million at September 30, 2023. The decrease is primarily due to a $13.2 million deferred tax decrease.

Total shareholders’ equity decreased $64.7 million, or 3.4%, to $1.86 billion at September 30, 2024, from $1.93 billion at September 30, 2023. Activity reflects $79.6 million of net income in the current year, reduced by dividends of $59.0 million and a positive $7.9 million change related to a change in accounting principle. Other changes include a $100.8 million net negative change in accumulated other comprehensive income, primarily related to changes in market values due to fluctuations in market interest rates and maturities of swap contracts, and $7.6 million of positive change related to activity in the Company's stock compensation and employee stock ownership plans. During the fiscal year ended September 30, 2024, no shares were repurchased. The Company's eighth stock repurchase program allows for a total of 10,000,000 shares to be repurchased, with 5,191,951 shares remaining to be repurchased at September 30, 2024. As a result of a mutual member vote, Third Federal Savings and Loan Association of Cleveland, MHC, the mutual holding company that owns approximately 81% of the outstanding stock of the Company, was able to waive receipt of its share of each dividend paid. Refer to Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional details regarding the repurchase of shares of common stock and the payment of dividends.
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

	For the Fiscal Years Ended September 30,
	2024			2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest-earning assets:	(Dollars in thousands)
Interest-earning cash equivalents	$549,598	$29,676	5.40%	$356,450	$16,826	4.72%	$384,947	$3,178	0.83%
Investment securities	70,364	3,581	5.09%	23,636	1,123	4.75%	3,643	43	1.18%
Mortgage-backed securities	447,942	14,647	3.27%	464,919	13,247	2.85%	439,269	5,458	1.24%
Loans (1)	15,207,429	663,685	4.36%	14,657,265	565,610	3.86%	13,258,517	395,691	2.98%
Federal Home Loan Bank stock	245,298	22,485	9.17%	233,013	15,113	6.49%	173,506	4,963	2.86%
Total interest-earning assets	16,520,631	734,074	4.44%	15,735,283	611,919	3.89%	14,259,882	409,333	2.87%
Non-interest-earning assets	529,310			515,123			482,501
Total assets	$17,049,941			$16,250,406			$14,742,383
Interest-bearing liabilities:
Checking accounts	$880,893	401	0.05%	$1,093,036	6,081	0.56%	$1,326,882	4,186	0.32%
Savings and money market accounts	1,518,453	22,165	1.46%	1,798,663	24,686	1.37%	1,859,990	4,553	0.24%
Certificates of deposit	7,489,887	270,162	3.61%	6,123,979	143,434	2.34%	5,826,286	68,204	1.17%
Borrowed funds	4,985,484	162,888	3.27%	5,114,045	154,151	3.01%	3,671,323	64,994	1.77%
Total interest-bearing liabilities	14,874,717	455,616	3.06%	14,129,723	328,352	2.32%	12,684,481	141,937	1.12%
Non-interest-bearing liabilities	242,634			239,387			255,388
Total liabilities	15,117,351			14,369,110			12,939,869
Shareholders’ equity	1,932,590			1,881,296			1,802,514
Total liabilities and shareholders’ equity	$17,049,941			$16,250,406			$14,742,383
Net interest income		$278,458			$283,567			$267,396
Interest rate spread (2)			1.38%			1.57%			1.75%
Net interest-earning assets (3)	$1,645,914			$1,605,560			$1,575,401
Net interest margin (4)		1.69%			1.80%			1.88%
Average interest-earning assets to average interest-bearing liabilities	111.07%			111.36%			112.42%
(1)Loans include both mortgage loans held for sale and loans held for investment.
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

	For the Fiscal Years Ended September 30, 2024 vs. 2023			For the Fiscal Years Ended September 30, 2023 vs. 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:	(In thousands)
Interest-earning cash equivalents	$10,154	$2,696	$12,850	$(218)	$13,866	$13,648
Investment securities	2,373	85	2,458	696	384	1,080
Mortgage-backed securities	(460)	1,860	1,400	337	7,452	7,789
Loans	21,850	76,225	98,075	44,983	124,936	169,919
Federal Home Loan Bank stock	834	6,538	7,372	2,162	7,988	10,150
Total interest-earning assets	34,751	87,404	122,155	47,960	154,626	202,586
Interest-bearing liabilities:
Checking accounts	(991)	(4,689)	(5,680)	(569)	2,464	1,895
Savings and money market accounts	(4,259)	1,738	(2,521)	(145)	20,278	20,133
Certificates of deposit	37,042	89,686	126,728	3,654	71,576	75,230
Borrowed funds	(3,736)	12,473	8,737	31,978	57,179	89,157
Total interest-bearing liabilities	28,056	99,208	127,264	34,918	151,497	186,415
Net change in net interest income	$6,695	$(11,804)	$(5,109)	$13,042	$3,129	$16,171
Comparison of Operating Results for the Fiscal Years Ended September 30, 2024 and 2023
General. Net income of $79.6 million for the year ended September 30, 2024, increased $4.3 million, compared to $75.3 million for the year ended September 30, 2023. The change was primarily due to lower non-interest expenses and an increase in non-interest income, offset by a decrease in net interest income.
Interest and Dividend Income. Interest and dividend income increased $122.2 million, or 20%, to $734.1 million during the year ended September 30, 2024, compared to $611.9 million during the prior year. Interest income on loans increased $98.1 million, or 17%, to $663.7 million for the year ended September 30, 2024, compared to $565.6 million for the year ended September 30, 2023. This increase was primarily attributed to a 50 basis point increase in yield on loans and a $550.2 million increase in the average balance of loans to $15.21 billion for the current year compared to $14.66 billion during the prior year.
Interest income on interest bearing cash equivalents increased $12.9 million, or 77% to $29.7 million during the current year compared to $16.8 million during the prior year. The increase was attributed to a 68 basis point increase in the average yield, and a $193.1 million increase in the average balance of the interest-bearing cash equivalents to $549.6 million for the current year compared to $356.5 million during the prior year. Additionally, dividend income from FHLB Stock increased $7.4 million, or 49% to $22.5 million in the current year from $15.1 million during the prior year. The increase was attributed mainly to a 268 basis point increase in the average yield on FHLB stock.
Interest Expense. Interest expense increased $127.2 million, or 39%, to $455.6 million during the current year, compared to $328.4 million during the year ended September 30, 2023. The increase primarily resulted from an increase in interest expense on deposits and borrowed funds.
Interest expense on CDs increased $126.8 million, or 88%, to $270.2 million during the year ended September 30, 2024, compared to $143.4 million during the year ended September 30, 2023. The increase was attributed primarily to a 127 basis point increase in the average rate paid on CDs to 3.61% during the current year, from 2.34% during the prior year. Additionally, there was a $1.37 billion, or 22%, increase in the average balance of CDs to $7.49 billion from $6.12 billion during the prior year as customers sought higher rate products during a period of elevated interest rates. Interest expense on savings and checking accounts decreased $2.5 million and $5.7 million, respectively, to $22.2 million and $0.4 million during the year ended September 30, 2024, compared to the prior year largely due to a decrease in the average balance of savings and checking accounts and a net decrease in the average rates paid on checking accounts.
Interest expense on borrowed funds increased $8.7 million, or 6%, to $162.9 million during the year ended September 30, 2024, from $154.2 million during the year ended September 30, 2023. The increase was attributed to a combination of a $128.6 million, or 3%, decrease in the average balance of borrowed funds to $4.99 billion during the current year, from $5.11 billion during the prior year, and a 26 basis point increase in the average rate paid for these funds to 3.27% during the year ended September 30, 2024, from 3.01% for the year ended September 30, 2023. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $5.1 million, or 2%, to $278.5 million during the year ended September 30, 2024, from $283.6 million during the year ended September 30, 2023. The decrease consisted of a $127.2 million increase in interest expense, offset by a $122.2 million increase in interest income. Average interest-earning assets increased during the current year by $785.3 million, or 5%, when compared to the year ended September 30, 2023. Average interest-bearing liabilities increased by $745.0 million. The average yield on interest earning assets increased 55 basis points to 4.44% from 3.89%, compared to a 74 basis point increase in the average rate paid on interest-bearing liabilities to 3.06% in the current year from 2.32% in the prior year. The interest rate spread was 1.38% for the fiscal year ended September 30, 2024, compared to 1.57% at September 30, 2023. The net interest margin was 1.69% for the fiscal year ended September 30, 2024, and 1.80% for the fiscal year ended September 30, 2023. The decrease in our interest rate spread and net interest margin is primarily due to the impact of a prolonged period of historically low interest rate environment followed by a rapid and meaningful rise in interest rates, that started in March 2022, along with an extended period of yield curve inversion. Refer to Controlling Our Interest Rate Risk Exposure of the Overview section for further discussion.
Provision (Release) for Credit Losses. We recorded a release of the allowance for credit losses of $1.5 million during each of the years ended September 30, 2024 and September 30, 2023. As delinquencies in the portfolio are resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for credit losses previously provided. Recoveries of amounts charged against the allowance for credit losses occur when collateral values increase and homes are sold or when borrowers repay the amounts previously charged-off. For the fiscal year ended September 30, 2024, we recorded net recoveries of $4.7 million, as compared to net recoveries of $6.4 million for the year ended September 30, 2023. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. Refer to the Lending Activities section of the Overview and Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $3.3 million, or 15%, to $24.7 million during the year ended September 30, 2024, compared to $21.4 million during the year ended September 30, 2023. The increase in non-interest income was primarily due to increases in net gain on sale of loans of $2.2 million during the year ended September 30, 2024. Loans sold, or committed to be sold, during the fiscal year ended September 30, 2024, were $247.4 million compared to loan sales of $77.2 million during the year ended September 30, 2023.
Non-Interest Expense. Non-interest expense decreased $8.8 million, or 4%, to $204.3 million during the fiscal year ended September 30, 2024, compared to $213.1 million during the fiscal year ended September 30, 2023. This decrease resulted primarily from a $5.0 million and $5.6 million decrease in salary and employee benefits and marketing expenses, respectively, due to cost containment measures implemented as a result of the challenging interest rate environment.
Income Tax Expense. The provision for income taxes was $20.7 million during the year ended September 30, 2024, compared to $18.1 million during the year ended September 30, 2023. The provision for the current year included $18.8 million of federal income tax provision and $1.9 million of state income tax provision. The provision for the year ended September 30, 2023, included $17.3 million of federal income tax provision and $0.8 million of state income tax provision. Our combined effective tax rate was 20.7% during the year ended September 30, 2024, and 19.4% during the year ended September 30, 2023.
For a comparison of operating results for the fiscal years ended September 30, 2023 and 2022, see the Company's Form 10-K for the fiscal year ended September 30, 2023.
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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Investment Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total average assets). For the year ended September 30, 2024, the liquidity ratio averaged 5.95% for the Association. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2024.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2024, cash and cash equivalents totaled $463.7 million, which represented a decrease of 0.64% from September 30, 2023.
Investment securities classified as available for sale, which provide additional sources of liquidity, totaled $526.3 million at September 30, 2024.
During the year ended September 30, 2024, loan sales, including commitments to sell, totaled $247.4 million, which included sales to Fannie Mae consisting of $215.6 million of long-term, fixed-rate, agency-compliant, non-Home Ready first mortgage loans and $31.8 million of loans that qualified under Fannie Mae's Home Ready initiative. At September 30, 2024, $17.8 million of long-term, fixed-rate residential first mortgage loans were classified as "held for sale".
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS included in the CONSOLIDATED FINANCIAL STATEMENTS.
At September 30, 2024, we had $248.0 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $5.22 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of September 30, 2024, totaled $4.95 billion, or 48.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs and brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before September 30, 2025. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the year ended September 30, 2024, we originated $854.2 million of residential mortgage loans, and $2.28 billion of commitments for home equity loans and lines of credit, while during the year ended September 30, 2023, we originated $1.86 billion of residential mortgage loans and $1.70 billion of commitments for home equity loans and lines of credit. We purchased $133.5 million of securities during the year ended September 30, 2024, and $144.7 million during the year ended September 30, 2023. Also, during the years ended September 30, 2024 and September 30, 2023, we purchased $308.9 million and $279.2 million of long-term, fixed-rate first mortgage loans.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $745.3 million during the year ended September 30, 2024 compared to a net increase of $520.0 million during the year ended September 30, 2023. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the year ended September 30, 2024, there was a $54.7 million increase in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $1.22 billion at September 30, 2024. At September 30, 2023, the balance of brokered CDs was $1.16 billion. Principal and interest received on loans serviced for others and owed to investors experienced a net decrease of $1.0 million to $28.8 million during the year ended September 30, 2024, compared to a net decrease of $0.1 million to $29.8 million during the year ended September 30, 2023. During the year ended September 30, 2024, we decreased our borrowed funds by $480.8 million to manage future interest costs and to actively manage our liquidity ratio.
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
At September 30, 2024, we had $4.77 billion of FHLB of Cincinnati advances, no outstanding borrowings from the FRB-Cleveland Discount Window and no outstanding borrowings in the form of Fed Funds. Additionally, at September 30, 2024, we had $1.22 billion of brokered CDs. During the year ended September 30, 2024, we had average outstanding borrowed funds of $4.99 billion, as compared to $5.11 billion during the year ended September 30, 2023. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.
In 2019, a final rule adopted by the federal banking agencies provided banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of the CECL accounting standard. In 2020, as part of its response to the impact of COVID-19, U.S. federal banking regulatory agencies issued a final rule which provides banking organizations that implement CECL during the 2020 calendar year the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period, which the Association and Company have adopted. During the two-year delay, the Association and Company added back to CET1, 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses. Beginning fiscal year 2023, the cumulative transitional amounts became fixed and are being phased out of CET1 capital ratably over three years.
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At September 30, 2024, the Association exceeded the regulatory requirement for the "capital conservation buffer" and all regulatory capital requirements to be considered "Well Capitalized".
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. The Company did not receive a cash dividend from the Association in December 2023. Because of its intercompany nature, this dividend payment would not have had an impact on the Company's capital ratios or its consolidated statement of condition but would have reduced the Association's reported capital ratios. At September 30, 2024, the Company had, in the form of cash and a demand loan from the Association, $126.2 million of funds readily available to support its stand-alone operations.
The Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock was approved by the Board of Directors on October 27, 2016, and repurchases began on January 6, 2017. There were 4,808,049 shares repurchased under that program between its start date and September 30, 2024. During the year ended September 30, 2024, the Company did not repurchase any shares of its common stock.
The payment of dividends, support of asset growth and strategic stock repurchases are planned for the future as the focus for future capital deployment activities. Third Federal Savings, MHC has the approval of its members to waive dividends aggregating up to $1.13 per share on the common stock of the Company for the 12 months following the special meeting of members held on July 9, 2024, and subsequently received the non-objection from the FRB.
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
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits and advances from the FHLB of Cincinnati. As a result, a fundamental component of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established risk parameter limits deemed appropriate given our business strategy, operating environment, capital, liquidity and performance objectives. Additionally, our Board of Directors has authorized the formation of an Asset/Liability Management Committee comprised of key operating personnel, which is responsible for managing this risk in a manner that is consistent with the guidelines and risk limits approved by the Board of Directors. Further, the Board has established the Director's Risk Committee, which, among other responsibilities, conducts regular oversight and review of the guidelines, policies and deliberations of the Asset/Liability Management Committee. We manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. Refer to the Overview section of Item 7 for additional discussion on how we manage interest rate risk.
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
The manner in which actual yields, costs and consumer behavior respond to changes in market interest rates may vary from the inherent methodologies used to measure interest rate risk through changes in EVE. In this regard, our EVE estimates assume:
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
Our simulation model possesses random patterning capabilities and accommodates extensive regression analytics applicable to the prepayment and decay profiles of our borrower and depositor portfolios. The model facilitates the generation of alternative modeling scenarios and provides us with timely decision making data that is integral to our IRR management processes. Modeling our IRR profile and measuring our IRR exposure are processes that are subject to continuous revision, refinement, modification, enhancement, back testing and validation. We continually evaluate, challenge and update the methodology and assumptions used in our IRR model, including behavioral equations that have been derived based on third-party studies of our customers' historical performance patterns. Changes to the methodology and/or assumptions used in the model will result in reported IRR profiles and reported IRR exposures that will be different, and perhaps significantly, from the results reported below.
Net Interest Income. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s NII). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions related to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation. The Company and Association use a "ramped" assumption in preparing the NII sensitivity simulation estimates for us in its public disclosure. The "ramped" assumption calculates NII sensitivity in the event that the market interest rates used in the simulation were adjusted in incremental amounts during the 12 month measurement period.
The manner in which actual yields, costs and consumer behavior respond to changes in market interest rates may vary from the inherent methodologies used to measure interest rate risk through NII. In this regard, the interest rate risk information presented below assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results. In addition to the preparation of computations as described above, we also formulate simulations based on a variety of non-linear changes in interest rates and a variety of non-constant balance sheet composition scenarios.
Other Considerations. The EVE and NII sensitivity analyses are similar in that they both start with the same month end balance sheet amounts, weighted average coupon and maturity. The underlying prepayment, decay and default assumptions are also the same and they both start with the same month end "markets" (Treasury and FHLB yield curves, etc.). From that similar starting point, the models follow divergent paths. EVE is a stochastic model using 150 different interest rate paths to compute market value at the account level for each of the categories on the balance sheet whereas NII uses the implied forward curve to compute interest income/expense at the account level for each of the categories on the balance sheet.
EVE is considered as a point in time calculation with a "liquidation" view of the Company and Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long-term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, NII is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. NII sensitivity is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established for the Association that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy.

The following tables present the estimated changes in the Company's and Association's EVE and NII at September 30, 2024, that would result from the indicated changes in the United States Treasury yield curve and other relevant market interest rates.

TFS Financial Corporation
Change in Interest Rates (basis points)	Estimated EVE (1)		Estimated NII (2)
	Amount	Percentage Change	Amount	Percentage Change

	(Dollars in thousands)
+200	$1,001,779	(23.74)%	$278,888	1.85%
+100	1,177,196	(10.38)%	276,377	0.93%
0	1,313,560	—%	273,822	—%
-100	1,403,591	6.85%	259,508	(5.23)%
-200	1,431,606	8.99%	242,603	(11.40)%

Third Federal Savings and Loan Association
Change in Interest Rates (basis points)	Estimated EVE (1)		Estimated NII (2)
	Amount	Percentage Change	Amount	Percentage Change

	(Dollars in thousands)
+200	$832,140	(27.24)%	$269,416	1.27%
+100	1,007,402	(11.91)%	267,688	0.62%
0	1,143,608	—%	266,030	—%
-100	1,233,478	7.86%	252,437	(5.11)%
-200	1,261,328	10.29%	236,306	(11.17)%
_________________
(1)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Estimated EVE assumes an instantaneous uniform change in interest rates at all maturities.
(2)Estimated NII is calculated for the prospective 12 months ending September 30, 2025 in the event that market interest rates used in the simulation were adjusted in incremental amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase as indicated in the Change in Interest Rates column.
The tables above indicate that at September 30, 2024, in the event of an increase of 200 basis points in all interest rates, the Company and Association would experience a 23.74% and 27.24% decrease in EVE, respectively. In the event of a 100 basis point decrease in interest rates, the Company and Association would experience a 6.85% and 7.86% increase in EVE, respectively.

The following tables are based on the calculations contained in the previous tables, and set forth the change in the EVE at a +200 basis point rate of shock at September 30, 2024, with comparative information as of September 30, 2023. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

TFS Financial Corporation
	At September 30,
Risk Measure (+200 bp Rate Shock)	2024	2023
Pre-Shock EVE	$1,313,560	$1,253,978
Post-Shock EVE	$1,001,779	$928,976
Amount Change in EVE	$(311,781)	$(325,002)
Percentage Change in EVE	(23.74)%	(25.92)%

Third Federal Savings and Loan Association
	At September 30,
Risk Measure (+200 bp Rate Shock)	2024	2023
Pre-Shock EVE	$1,143,608	$1,032,386
Post-Shock EVE	$832,140	$707,707
Amount Change in EVE	$(311,468)	$(324,679)
Percentage Change in EVE	(27.24)%	(31.45)%
Accordingly, although the EVE presented in the tables above provides an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which seek to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in an improvement in the Pre-Shock EVE (base valuation) of 4.54% and 9.73% at September 30, 2024, when compared to the measures at September 30, 2023, for the Company and Association, respectively. Factors contributing to the Association's improvement included decrease in market interest rates, capital actions by the Association, and changes due to business activity. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions (reductions) to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition (reduction) of duration extending funding sources.

Item 8.	Financial Statements and Supplementary Data
The information and Financial Statements required by this item are set forth in Part IV, Item 15 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making this assessment, the criteria set forth by the COSO in Internal Control-Integrated Framework (2013) was utilized. Management concluded that the Company's internal control over financial reporting was effective as of September 30, 2024, based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of September 30, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
The Sarbanes-Oxley Act Section 302 Certifications have been filed as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TFS Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TFS Financial Corporation and subsidiaries (the “Company”) as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2024, of the Company and our report dated November 21, 2024, expressed an unqualified opinion on those financial statements.

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
November 21, 2024

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
During the quarter ended September 30, 2024, no trading plans, whether intended to satisfy the affirmative defense of Rule 10b5-1 or not, were terminated or adopted by a director or executive officer of the Company.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated by reference from the Notice of Annual Meeting and Proxy Statement for the 2025 Annual Meeting of Shareholders (the “Proxy Statement”) sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Delinquent Section 16(a) Reports” and “Corporate Governance.” The Proxy Statement will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.
The table below sets forth information, as of September 30, 2024, regarding our executive officers other than Marc A. Stefanski and Meredith S. Weil, whose information is set forth under the caption "Proposal One: Election of Directors" of the Proxy Statement.

Name	Title	Age
Deborah (Debbie) L. Hand	Chief Risk Officer	50
Sandra (Sandy) M. Long (1)	Chief Consumer Banking Officer, the Association	55
Susanne N. Miller	Chief Accounting Officer	59
Timothy W. Mulhern	Chief Innovation Officer, the Association	58
Andrew J. Rubino	Chief Information Officer, the Association	49
Bradley T. Stefanski	Chief Strategy Officer, the Association	36
Gavin B. Stefanski	Chief Experience Officer, the Association	36
Cathy W. Zbanek	Chief Synergy Officer, the Association	51
(1) Ms. Long was appointed to the role of Chief Consumer Banking Officer by the Board of Directors on November 21, 2024.
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
Deborah (Debbie) L. Hand joined the Association in 2008, and was named Chief Risk Officer in June 2024. Ms. Hand served in several leadership roles throughout the Company, including Default Services Manager, Internet Services Manager, and Escrow Operations Manager, before joining the Risk Management team in 2018. Since that time, she has served in various capacities in Risk Management, most recently as Chief Credit Officer. Ms. Hand holds both a Bachelor of Business Administration (cum laude) and Masters in Business Administration with a concentration in Finance from Kent State University.

Sandra (Sandy) M. Long joined Third Federal in 1993 in the retail branch system, and was named Chief Consumer Banking Officer in 2024. In her more than 30 years with the Association, she has spent much of her time in Retail Banking, including more than 10 years as a branch manager. Moving to Customer Care, she held various manager roles including Internet Banking, Customer Service, and Customer Outreach before being promoted to the manager of Customer Care. In her current role, Ms. Long leads the Third Federal retail branch system in Ohio and Florida, Customer Care, and our operations and servicing teams. She holds a BS from the University of Akron.
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
Timothy W. Mulhern was named the Chief Innovation Officer in January 2024. Mr. Mulhern joined the Association in 2003 as a project manager where he led key strategic business initiatives including a state loan expansion project, and IT projects to replace the company’s front-end servicing application, and implementation of an updated loan origination system. Mr. Mulhern moved to IT management, then to operations where he managed various departments including Loan Servicing, Default Servicing and Deposit Operations. He was named the Chief Credit Officer in August 2018, and Director of Internal Audit in June 2019, where he earned his CIA credentials. Mr. Mulhern joined the Finance Department in February 2021 and served as Chief Financial Officer through 2023. He holds a Bachelor’s Degree in Accounting from John Carroll University and an MBA from the Weatherhead School of Management at Case Western Reserve University. Prior to joining Third Federal, Mr. Mulhern was in public accounting with Coopers & Lybrand where he earned his CPA credentials, and spent more than a decade as a small business owner.
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
Incorporated by reference from the sections of the Proxy Statement entitled “Executive Compensation”, “Compensation Committee Report”, and “Director Compensation”. The Proxy Statement will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.” The Proxy Statement will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.
The Company’s only equity compensation program that was not approved by shareholders is its employee stock ownership plan, which was established in conjunction with our initial stock offering completed in 2007.
The following table provides information as of September 30, 2024, regarding our Amended and Restated 2008 Equity Incentive Plan that was approved by shareholders on February 22, 2018. The original plan was approved by shareholders on May 29, 2008.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Rights and Warrants	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants		Number of Shares Remaining Available for Future Issuance Under the Plan
Equity Compensation Plans
Approved by Stockholders	3,542,785	$9.52	(1)	6,601,393
Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A		N/A
Total	3,542,785	$9.52	(1)	6,601,393
 ______________________
(1)Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants is calculated using 1,139,665 shares of restricted stock awards at $0.00, 213,445 shares of performance share units at $0.00, and 2,189,675 shares of stock option awards at $15.40.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the sections of the Proxy Statement entitled “Certain Relationships and Related Transactions” and “Corporate Governance.” The Proxy Statement will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accounting Fees and Services
Incorporated by reference from the section of the Proxy Statement entitled “Fees Paid to Deloitte & Touche LLP (PCAOB ID No. 34).” The Proxy Statement will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:
a.The consolidated financial statements of TFS Financial Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:
•Consolidated Statements of Condition as of September 30, 2024 and 2023;
•Consolidated Statements of Income for the years ended September 30, 2024, 2023 and 2022;
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2024, 2023 and 2022;

•Consolidated Statements of Shareholders' Equity for the years ended September 30, 2024, 2023 and 2022;
•Consolidated Statements of Cash Flows for the years ended September 30, 2024, 2023 and 2022; and
•Notes to the Consolidated Financial Statements
b.    The exhibits listed in the Exhibits Index beginning on Page 122 of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TFS Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses – Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The allowance for credit losses (“ACL”) is management’s estimate of expected credit losses in the loan portfolio, including off-balance sheet commitments. As discussed in Notes 1 and 5 of the consolidated financial statements, the ACL is an amount which represents management’s best estimate of expected credit losses over the contractual life of the Company’s loan portfolio as of the balance sheet date. The ACL for the loan portfolio is comprised of quantitative general valuation allowances for credit losses based on historical loan loss, and qualitative adjustments to the quantitative general valuation allowances to cover uncertainties that affect the estimate of expected credit losses. The ACL for off-balance sheet commitments is comprised of expected lifetime losses on unfunded loan commitments to extend credit where the obligations are not unconditionally cancellable.

As of September 30, 2024, the Company’s loan portfolio totaled $15.3 billion, and the related ACL was $70.0 million. The Company’s off-balance sheet commitments totaled $5.4 billion, and the related ACL was $27.8 million. The ACL is established using relevant available information, relating to past events, current conditions, and reasonable and supportable forecasts. The Company utilizes loan level regression models with forecasted economic data to derive the probability of default and loss given default factors. These factors are used to calculate the loan level credit loss over a 24-month reasonable and supportable period with an immediate reversion to historical mean loss rates for the remaining life of the loans. Qualitative adjustments are then made to account for factors that management does not believe are captured in the Current Expected Credit Losses (“CECL”) quantitative models. The determination of the appropriate level of the allowance for the loan portfolio inherently involves a high degree of subjectivity and requires significant estimates of current credit risks using both quantitative and qualitative analyses.

Auditing certain aspects of the ACL, including the (1) model methodology, (2) model accuracy, (3) model assumptions, (4) interpretation of the results, and (5) use of qualitative adjustments, involves especially subjective and complex judgment. Given the significant judgment in determining the ACL estimate, performing audit procedures to evaluate the reasonableness of management’s estimate of the ACL requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Allowance for Credit Losses included the following, among others:

•We tested the effectiveness of controls over the Company’s (1) model methodology, (2) model accuracy, (3) model assumptions, (4) interpretation of the results, and (5) use of qualitative adjustments.
•With the assistance of our credit specialists, we evaluated the reasonableness of the (1) model methodology, (2) model accuracy, (3) model assumptions, and (4) interpretation of the results.
•We evaluated trends in the total ACL for consistency with trends in loan portfolio growth and credit performance.
•We tested the accuracy and completeness of key risk characteristics input into the model by agreeing to source information.
•We assessed the Company’s method for determining the qualitative factor adjustments and the effect of those factors on the ACL compared with relevant credit risk factors and credit trends.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
November 21, 2024

We have served as the Company's auditor since 2000.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
As of September 30, 2024 and 2023
(In thousands, except share data)

	2024	2023
ASSETS
Cash and due from banks	$26,287	$29,134
Other interest-earning cash equivalents	437,431	437,612
Cash and cash equivalents	463,718	466,746
Investment securities available for sale (amortized cost $553,559 and $561,715, respectively)	526,251	508,324
Mortgage loans held for sale ($10,713 and $3,260 measured at fair value, respectively)	17,775	3,260
Loans held for investment, net:
Mortgage loans	15,321,400	15,177,844
Other loans	5,705	4,411
Deferred loan expenses, net	64,956	60,807
Allowance for credit losses on loans	(70,002)	(77,315)
Loans, net	15,322,059	15,165,747
Mortgage loan servicing assets, net	7,627	7,400
Federal Home Loan Bank stock, at cost	228,494	247,098
Real estate owned, net	174	1,444
Premises, equipment, and software, net	33,187	34,708
Accrued interest receivable	59,398	53,910
Bank owned life insurance contracts	317,977	312,072
Other assets	114,125	117,270
TOTAL ASSETS	$17,090,785	$16,917,979
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$10,195,079	$9,449,820
Borrowed funds	4,792,847	5,273,637
Borrowers’ advances for insurance and taxes	113,637	124,417
Principal, interest, and related escrow owed on loans serviced	28,753	29,811
Accrued expenses and other liabilities	97,845	112,933
Total liabilities	15,228,161	14,990,618
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,710,854 and 280,359,173 outstanding at September 30, 2024 and September 30, 2023, respectively	3,323	3,323
Paid-in capital	1,754,365	1,755,027
Treasury stock, at cost; 51,607,896 and 51,959,577 shares at September 30, 2024 and September 30, 2023, respectively	(772,195)	(776,101)
Unallocated ESOP shares	(22,750)	(27,084)
Retained earnings—substantially restricted	915,489	886,984
Accumulated other comprehensive income	(15,608)	85,212
Total shareholders’ equity	1,862,624	1,927,361
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,090,785	$16,917,979
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended September 30, 2024
(In thousands, except share and per share data)

	2024	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$663,685	$565,610	$395,691
Investment securities available for sale	18,228	14,370	5,501
Other interest and dividend earning assets	52,161	31,939	8,141
Total interest and dividend income	734,074	611,919	409,333
INTEREST EXPENSE:
Deposits	292,728	174,201	76,943
Borrowed funds	162,888	154,151	64,994
Total interest expense	455,616	328,352	141,937
NET INTEREST INCOME	278,458	283,567	267,396
PROVISION (RELEASE) FOR CREDIT LOSSES	(1,500)	(1,500)	1,000
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	279,958	285,067	266,396
NON-INTEREST INCOME:
Fees and service charges, net of amortization	8,069	7,840	9,934
Net gain on the sale of loans	2,747	498	1,136
Increase in and death benefits from bank owned life insurance contracts	9,999	9,355	9,984
Other	3,887	3,736	2,750
Total non-interest income	24,702	21,429	23,804
NON-INTEREST EXPENSE:
Salaries and employee benefits	107,782	112,785	109,339
Marketing services	19,731	25,288	21,263
Office property, equipment, and software	28,314	27,734	26,783
Federal insurance premium and assessments	14,571	13,452	9,361
State franchise tax	4,744	4,891	4,859
Other expenses	29,205	28,979	26,541
Total non-interest expense	204,347	213,129	198,146
INCOME BEFORE INCOME TAXES	100,313	93,367	92,054
INCOME TAX EXPENSE	20,725	18,117	17,489
NET INCOME	$79,588	$75,250	$74,565
Earnings per share
Basic	$0.28	$0.27	$0.26
Diluted	$0.28	$0.26	$0.26
Weighted average shares outstanding
Basic	278,178,496	277,436,382	277,370,762
Diluted	279,143,524	278,583,454	278,686,365
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For each of the three years in the period ended September 30, 2024
(In thousands)

	2024	2023	2022
Net income	$79,588	$75,250	$74,565
Other comprehensive income (loss), net of tax:
Net change in unrealized (losses) gains on securities available for sale	20,114	(7,274)	(34,860)
Net change in cash flow hedges	(126,646)	66,649	127,093
Net change in defined benefit plan obligation	5,712	2,688	(1,283)
Total other comprehensive income (loss)	(100,820)	62,063	90,950
Total comprehensive income (loss)	$(21,232)	$137,313	$165,515

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the three years in the period ended September 30, 2024
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders'equity
Balance at September 30, 2021	$3,323	$1,746,887	$(768,035)	$(35,751)	$853,657	$(67,801)	$1,732,280
Comprehensive income
Net income	—	—	—	—	74,565	—	74,565
Other comprehensive income net of tax	—	—	—	—	—	90,950	90,950
ESOP shares allocated or committed to be released	—	2,729	—	4,334	—	—	7,063
Compensation costs for equity incentive plans	—	3,946	—	—	—	—	3,946
Purchase of treasury stock (337,259 shares)	—	—	(5,049)	—	—	—	(5,049)
Share-based compensation activity	—	(2,339)	1,098	—	—	—	(1,241)
Dividends declared to common shareholders ($1.13 per common share)	—	—	—	—	(58,175)	—	(58,175)
Balance at September 30, 2022	3,323	1,751,223	(771,986)	(31,417)	870,047	23,149	1,844,339
Comprehensive income
Net income	—	—	—	—	75,250	—	75,250
Other comprehensive income, net of tax	—	—	—	—	—	62,063	62,063
ESOP shares allocated or committed to be released	—	1,427	—	4,333	—	—	5,760
Compensation costs for equity incentive plans	—	4,240	—	—	—	—	4,240
Purchase of treasury stock (361,869 shares)	—	—	(5,000)	—	—	—	(5,000)
Share-based compensation activity	—	(1,863)	885	—	—	—	(978)
Dividends declared to common shareholders ($1.13 per common share)	—	—	—	—	(58,313)	—	(58,313)
Balance at September 30, 2023	3,323	1,755,027	(776,101)	(27,084)	886,984	85,212	1,927,361
Comprehensive income
Cumulative effect from changes in accounting principle, net of tax[1]	—	—	—	—	7,898	—	7,898
Net income	—	—	—	—	79,588	—	79,588
Other comprehensive income, net of tax	—	—	—	—	—	(100,820)	(100,820)
ESOP shares allocated or committed to be released	—	1,294	—	4,334	—	—	5,628
Compensation costs for equity incentive plans	—	3,875	—	—	—	—	3,875
Share-based compensation activity	—	(5,831)	3,906	—	—	—	(1,925)
Dividends declared to common shareholders ($1.13 per common share)	—	—	—	—	(58,981)	—	(58,981)
Balance at September 30, 2024	$3,323	$1,754,365	$(772,195)	$(22,750)	$915,489	$(15,608)	$1,862,624
1 Related to ASU 2022-02 adopted November 2, 2023 based on September 30, 2023 data.
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended September 30, 2024

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income	$79,588	$75,250	$74,565
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	9,503	10,000	11,009
Depreciation and amortization	19,034	18,115	27,035
Deferred income taxes	2,702	3,732	(26,876)
Provision (release) for credit losses	(1,500)	(1,500)	1,000
Net gain on the sale of loans	(2,747)	(498)	(1,136)
Net gain on sale of commercial property	—	—	(181)
Other net losses (gains)	365	(199)	810
Proceeds from sales of loans held for sale	114,665	43,124	41,495
Loans originated, purchased and principal repayments on loans held for sale	(131,920)	(45,082)	(66,162)
Increase in bank owned life insurance contracts	(9,949)	(9,355)	(8,432)
Net increase in interest receivable and other assets	(4,304)	(39,360)	(13,043)
Net increase (decrease) in accrued expenses and other liabilities	13,163	36,495	(1,155)
Net cash provided by operating activities	88,600	90,722	38,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(2,991,733)	(3,549,306)	(5,273,730)
Principal repayments on loans	2,711,908	2,605,262	3,447,529
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	141,716	83,567	163,568
Proceeds from sale of:
Loans	126,182	33,635	87,671
Real estate owned	1,150	484	429
FHLB stock	53,119	—	—
Premises, equipment and other assets	—	—	389
Purchases of:
FHLB stock	(34,515)	(34,808)	(49,507)
Securities available for sale	(133,525)	(144,663)	(250,022)
Premises, equipment, and software	(3,064)	(5,101)	(2,700)
Other	4,053	2,299	1,278
Net cash used in investing activities	(124,709)	(1,008,631)	(1,875,095)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	732,330	520,029	(72,511)
Net (decrease) increase in borrowers' advances for insurance and taxes	(10,780)	7,167	7,617
Net decrease in principal and interest owed on loans serviced	(1,058)	(101)	(11,563)
Net (decrease) increase in short-term borrowed funds	(777,000)	417,000	875,000
Proceeds/(repayments) from Fed Funds purchased	—	(225,000)	225,000
Proceeds from long-term borrowed funds	725,000	350,000	600,000
Repayment of long-term borrowed funds	(427,322)	(77,876)	(3,646)
Cash collateral/settlements received from (provided to) derivative counterparties	(147,211)	88,144	162,094
Acquisition or net settlement of treasury shares	(1,925)	(5,978)	(6,290)
Dividends paid to common shareholders	(58,953)	(58,294)	(58,297)
Net cash provided by financing activities	33,081	1,015,091	1,717,404
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,028)	97,182	(118,762)
CASH AND CASH EQUIVALENTS—Beginning of year	466,746	369,564	488,326
CASH AND CASH EQUIVALENTS—End of year	$463,718	$466,746	$369,564
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$295,985	$169,153	$76,558
Cash paid for interest on borrowed funds	236,629	194,601	37,120
Cash (received)/ paid for interest on interest rate swaps	(89,418)	(50,416)	29,138
Cash paid for income taxes	15,681	21,776	39,602
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	247	869	1,283
Transfer of loans from held for investment to held for sale	130,221	33,543	86,077
Transfer of loans from held for sale to held for investment	8,525	8,433	22,741
Treasury stock issued for stock benefit plans	5,831	1,863	2,412
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the years ended September 30, 2024, 2023, and 2022
(Dollars in thousands unless otherwise indicated)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other financial services. Third Federal Savings and Loan Association of Cleveland, MHC, its federally chartered mutual holding company parent, owned 80.91% of the outstanding shares of common stock of the Company at September 30, 2024.
The Company’s primary operating subsidiaries include the Association and Third Capital, Inc. The Association is a federal savings association which provides retail loan and savings products to its customers in Ohio and Florida through its 37 full-service branches, two loan production offices, customer service call center and internet site. The Association also provides savings products, purchase mortgages, first mortgage refinance loans, home equity lines of credit, and home equity loans in states outside of its branch footprint. The Association also acquires first mortgage loans through a correspondent lending partnership. Third Capital, Inc. was formed to hold non-thrift investments and subsidiaries.
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
The following is a description of the significant accounting and reporting policies which the Company follows in preparing and presenting its consolidated financial statements.
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
Cash and Cash Equivalents—Cash and cash equivalents consist of working cash on hand, and demand and interest-bearing deposits at other financial institutions with maturities of three months or less. For purposes of reporting cash flows, cash and cash equivalents also includes federal funds sold, when applicable. The Company has acknowledged informal agreements with banks where it maintains deposits. Under these agreements, service fees charged to the Company are waived provided certain average compensating balances are maintained throughout each month.
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
Hedge accounting is discontinued prospectively when (1) a derivative is no longer highly effective in offsetting changes in the fair value or cash flow of a hedged item, (2) a derivative expires or is sold, (3) a derivative is de-designated as a hedge because it is unlikely that a forecasted transaction will occur, or (4) it is determined that designation of a derivative as a hedge is no longer appropriate. When hedge accounting is discontinued, the Company would continue to carry the derivative on the statement of condition at its fair value; however, changes in its fair value would be recorded in earnings instead of through OCI.
For derivative instruments not designated as hedging instruments, the Company recognizes gains and (losses) on the derivative instrument in current earnings during the period of change.
Mortgage Banking Activity—Mortgage loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Mortgage loans included in pending agency contracts to sell and securitize loans are carried at fair value. Fair value is based on quoted secondary market pricing for loan portfolios with similar characteristics and includes consideration of deferred fees (costs). Net unrealized gains or losses on loans carried at fair value are recognized in a valuation allowance by charges to income.
The Company has retained servicing on loans that are sold and initially recognizes an asset for mortgage loan servicing rights based on the fair value of the servicing rights. Residential mortgage loans represent the single class of servicing rights and are measured at the lower of cost or fair value on a recurring basis. Mortgage loan servicing rights are reported net of accumulated amortization, which is recorded in proportion to, and over the period of, estimated net servicing revenues. The Company monitors prepayments and changes amortization of mortgage servicing rights accordingly. Fair values are estimated using discounted cash flows based on current interest rates and prepayment assumptions, and impairment is monitored each quarterly reporting period. The impairment analysis is based on predominant risk characteristics of the loans serviced, such as type, fixed- and adjustable-rate loans, original terms and interest rates. The amount of impairment recognized is the amount by which the mortgage loan servicing assets exceed their fair value.
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
Loan fees and certain direct loan origination costs are deferred and recognized as an adjustment to interest income using the level-yield method over the contractual lives of related mortgage loans, if the loans are held for investment. If the loans are held for sale, net deferred fees (costs) are generally not amortized, but rather are recognized when the related loans are sold. Equity lines of credit amortize net deferred fees (costs) on a straight-line basis generally over the draw period.
A modification granted to a borrower experiencing financial difficulty is defined as an agreement in which, for economic reasons related to a borrower’s financial difficulties, a more than insignificant concession is granted to the borrower that would not otherwise be available. The modifications to the payment terms of a loan may include interest rate reductions, term extensions, significant payment delays or, other, or a combination thereof.
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
For further discussion on the allowance for credit losses, non-accrual, and modifications, see Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES and Note 15. COMMITMENTS AND CONTINGENT LIABILITIES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
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
Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $9,732 at September 30, 2024 and 2023. Goodwill is reviewed for impairment on an annual basis as of September 30. No impairment was identified as of September 30, 2024 or 2023.
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
Share-Based Compensation—Compensation expense for awards of equity instruments is recognized on a straight-line basis over the requisite service period based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718 “Compensation—Stock Compensation.” All vested equity instruments are settled in stock. Forfeitures are recognized as they occur. Share-based compensation expense is included in Salaries and employee benefits in the CONSOLIDATED STATEMENTS OF INCOME. Tax benefits or deficiencies recognized for the difference between realized deductions and cumulative book compensation cost on share-based compensation awards are included in operating cash flows on the CONSOLIDATED STATEMENTS OF CASH FLOW.
The grant date fair value of stock options is estimated using the Black-Scholes option-pricing model using assumptions for the expected option term, expected stock price volatility, risk-free interest rate, and expected dividend yield. The simplified method is used to estimate expected term of "plain vanilla" options when the Company's historical experience does not provide a reasonable basis for the estimate.
Marketing Costs—Marketing costs are expensed as incurred.
Earnings per Share—Basic EPS is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Outstanding shares include shares sold to subscribers, shares held by the Third Federal Foundation, shares of the Employee Stock Ownership Plan which have been allocated or committed to be released for allocation to participants, and shares held by Third Federal Savings, MHC. Unvested shares awarded in the Company's share-based compensation plan are treated as participating securities for purposes of the two-class method when they contain non-forfeitable rights to dividends, but are not included in the number of shares in the computation of basic EPS. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security.
Diluted EPS is computed using the same method as basic EPS, but the weighted-average number of shares reflects the potential dilution, if any, of unexercised stock options, unvested shares of performance share units and unvested shares of restricted stock units that could occur if stock options were exercised and performance share units and restricted stock units were issued and converted into common stock. These potentially dilutive shares would then be included in the number of weighted-average shares outstanding for the period using the treasury stock method. At September 30, 2024, 2023 and 2022, potentially dilutive shares include stock options, restricted stock units and performance share units issued through share-based compensation plans.
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
Pursuant to the eighth repurchase program for the repurchase of 10,000,000 shares authorized by the Board of Directors in October, 2016, no shares were repurchased during the year ended September 30, 2024, 361,869 shares were repurchased during the year ended September 30, 2023, and 337,259 shares were repurchased during the year ended September 30, 2022. At September 30, 2024, there were 5,191,951 shares remaining to be purchased under the eighth repurchase program. The Company previously repurchased 51,300,000 shares of the Company’s common stock as part of the previous seven Board of Directors-approved share repurchase programs. In total, the Company has repurchased 56,108,049 shares of the Company's common stock as of September 30, 2024.

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
In 2019, a final rule adopted by the federal banking agencies provided banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of the CECL accounting standard. In 2020, as part of its response to the impact of COVID-19, U.S. federal banking regulatory agencies issued a final rule which provides banking organizations that implement CECL during the 2020 calendar year the option to delay for two years, an estimate of CECL’s effect on regulatory capital relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period, which the Association and Company have adopted. During the two-year delay, the Association and Company added back to CET1 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses. Beginning fiscal year 2023, the cumulative transitional amounts became fixed and are being phased out of CET1 capital ratably over three years. At September 30, 2024, the Association exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
The Association operates under the capital requirements for the standardized approach of the Basel III capital framework for U.S. banking organizations (“Basel III Rules”), which limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At September 30, 2024, the Association exceeded the fully phased-in regulatory requirement for the "capital conservation buffer."
The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2024 and 2023, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total Capital to Risk-Weighted Assets	$1,795,509	17.91%	$802,146	8.00%	$1,002,682	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,721,625	10.11%	681,298	4.00%	851,623	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,721,625	17.17%	601,609	6.00%	802,146	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,721,625	17.17%	451,207	4.50%	651,744	6.50%
September 30, 2023
Total Capital to Risk-Weighted Assets	$1,709,596	17.87%	$765,410	8.00%	$956,762	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,640,657	9.82%	667,958	4.00%	834,948	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,640,657	17.15%	574,057	6.00%	765,410	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,640,657	17.15%	430,543	4.50%	621,896	6.50%
The Association paid dividends of $0 and $40 million to the Company during the fiscal years ended September 30, 2024 and 2023, respectively.

As permitted under interim final rules issued by the FRS on August 12, 2011, a majority of Third Federal Savings, MHC's members eligible to vote approved Third Federal Savings, MHC waiving dividends aggregating up to $1.13 per share on the common stock of the Company for the 12 months following the special meeting of members held on July 9, 2024. Unless the FRS amends its interim rule, a member vote will be required for Third Federal Savings, MHC to waive its right to receive dividends beyond July 9, 2025.

4. INVESTMENT SECURITIES
Available-for-sale securities are summarized in the tables below.

	September 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$476,680	$1,202	$(28,481)	$449,401
Fannie Mae certificates	2,810	137	(2)	2,945
Freddie Mac certificates	1,138	—	(9)	1,129
U.S. Government and agency obligations	72,931	29	(184)	72,776
Total	$553,559	$1,368	$(28,676)	$526,251

	September 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$495,874	$—	$(52,867)	$443,007
Fannie Mae certificates	834	1	(21)	814
Freddie Mac certificates	1,141	—	(97)	1,044
U.S. Government and agency obligations	63,866	—	(407)	63,459
Total	$561,715	$1	$(53,392)	$508,324
At September 30, 2024 and September 30, 2023, investment securities included $68,932 and $59,813, respectively, of U.S. government obligations pledged as collateral on our open swap positions to meet requirements established by the clearing organization. Accrued interest on investment securities is $2,399 and $1,907 at September 30, 2024, and September 30, 2023, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
 The following is a summary of our securities portfolio by remaining period to contractual maturity and yield at September 30, 2024. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields are not presented on a tax-equivalent basis and are calculated by multiplying each carry value by its yield and dividing the sum of these results by the total carry values. We did not hold any tax-free securities.

	September 30, 2024			September 30, 2023
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$69,192	$69,219	5.25%	$59,948	$59,936	5.13%
Due after one to five years	7,551	7,332	1.87%	10,529	9,929	2.00%
Due after five to 10 years	27,639	27,162	3.22%	31,372	29,381	2.42%
10 years or greater	449,177	422,538	3.16%	459,866	409,078	2.82%
Total	$553,559	$526,251	3.40%	$561,715	$508,324	3.03%

Gross unrealized losses on available- for- sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous unrealized loss position, at September 30, 2024 and 2023, were as follows:

	September 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$9,393	$9	$325,660	$28,472	$335,053	$28,481
Fannie Mae certificates	—	—	101	2	101	2
Freddie Mac certificates	—	—	1,129	9	1,129	9
U.S. Government and agency obligations	—	—	3,844	184	3,844	184
Total	$9,393	$9	$330,734	$28,667	$340,127	$28,676

	September 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$80,452	$1,749	$362,555	$51,118	$443,007	$52,867
Fannie Mae certificates	578	21	—	—	578	21
Freddie Mac certificates	1,045	97	—	—	1,045	97
U.S. Government and agency obligations	59,813	11	3,646	396	63,459	407
Total	$141,888	$1,878	$366,201	$51,514	$508,089	$53,392
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
Since the decline in value is primarily attributable to an increase in market interest rates and not credit quality deterioration, and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities prior to recovery of the amortized cost, the Company did not record an allowance for credit losses as of September 30, 2024 or September 30, 2023.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	September 30, 2024	September 30, 2023
Real estate loans:
Residential Core	$11,385,142	$12,078,158
Residential Home Today	40,936	46,508
Home equity loans and lines of credit	3,885,307	3,030,526
Construction	21,701	48,406
Real estate loans	15,333,086	15,203,598
Other loans	5,705	4,411
Add (deduct):
Deferred loan expenses, net	64,956	60,807
Loans-in-process	(11,686)	(25,754)
Allowance for credit losses on loans	(70,002)	(77,315)
Loans held for investment, net	$15,322,059	$15,165,747
Loans held for investment are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses and any applicable loans-in-process. Accrued interest is $56,982 and $51,989 as of September 30, 2024 and September 30, 2023, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. At September 30, 2024 and September 30, 2023, the percentage of aggregate Residential Core, Home Today and Construction loans secured by properties in Ohio was 58% and 57%, respectively, and the percentage of loans secured by properties in Florida was 17% and 18%, respectively. At September 30, 2024 and September 30, 2023, home equity loans and lines of credit were concentrated in the states of Ohio (24% and 26%, respectively), Florida (23% and 22%, respectively), and California (17% as of both dates).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to periodic rate adjustments caps and various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $4,379,132 and $4,760,843 at September 30, 2024 and September 30, 2023, respectively.
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers. Most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after 2016. Home Today loans have greater credit risk than traditional residential real estate mortgage loans.
Home equity loans and lines of credit, which are comprised primarily of home equity lines of credit, represent a significant portion of the residential real estate portfolio and include monthly principal and interest payments throughout the entire term. The full credit exposure on home equity lines of credit is secured by the value of the collateral real estate at the time of origination. At September 30, 2024 and September 30, 2023, respectively, the amortized cost of home equity lines of credit was $3,361,176 and $2,733,275, and the amortized cost of home equity loans and bridge loans was $565,840 and $334,006.
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
Other loans are comprised of loans secured by certificate of deposit accounts, which are fully recoverable in the event of non-payment, and forgivable down payment assistance loans, which are unsecured loans used as down payment assistance to borrowers who qualify for the Company's down payment assistance programs, often managed in cooperation with partner housing agencies. The Company records a liability for the down payment assistance loans which are forgiven in equal increments over a pre-determined term, subject to residency requirements.
Loans held for sale include loans originated or purchased with the intent to sell which are generally priced in alignment with secondary market pricing and may be subject to loan level pricing adjustments. Additionally, loans originated or purchased for the held for investment portfolio may later be identified for sale and transferred to the held for sale portfolio, which may include loans originated or purchased within the parameters of programs established by Fannie Mae. During the years ended September 30, 2024 and September 30, 2023, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At September 30, 2024 and September 30, 2023, mortgage loans held for sale totaled $17,775 and $3,260, respectively. During the years ended September 30, 2024, September 30, 2023 and September 30, 2022, the principal balance of loans sold (including loans in contracts pending settlement when applicable) was $247,442, $77,205, and $128,118, respectively. During the years ended September 30, 2024, September 30, 2023 and September 30, 2022, the amortized cost of loans classified as held for sale that were subsequently transferred to the held for investment portfolio was $8,525, $8,433 and $22,741, respectively.
DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at September 30, 2024 and September 30, 2023, is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2024
Real estate loans:
Residential Core	$7,554	$4,024	$8,881	$20,459	$11,388,395	$11,408,854
Residential Home Today	814	307	693	1,814	38,657	40,471
Home equity loans and lines of credit	4,134	1,121	4,360	9,615	3,917,401	3,927,016
Construction	—	—	—	—	10,015	10,015
Total real estate loans	12,502	5,452	13,934	31,888	15,354,468	15,386,356
Other loans	—	—	—	—	5,705	5,705
Total	$12,502	$5,452	$13,934	$31,888	$15,360,173	$15,392,061

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2023
Real estate loans:
Residential Core	$3,680	$1,763	$8,268	$13,711	$12,089,228	$12,102,939
Residential Home Today	666	323	855	1,844	44,186	46,030
Home equity loans and lines of credit	3,271	690	3,876	7,837	3,059,444	3,067,281
Construction	—	—	—	—	22,401	22,401
Total real estate loans	7,617	2,776	12,999	23,392	15,215,259	15,238,651
Other loans	—	—	—	—	4,411	4,411
Total	$7,617	$2,776	$12,999	$23,392	$15,219,670	$15,243,062
Loans are placed in non-accrual status when they are contractually 90 days or more past due. The number of days past due is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment. Loans with a partial charge-off are placed in non-accrual and will remain in non-accrual status until, at a minimum, the loss is recovered. Loans modified that were in non-accrual status prior to modification and loans with forbearance plans that were subsequently modified, are reported in non-accrual status for a minimum of six months after modification. Loans modified with a high debt-to-income ratio, per the Company's modification policy, at the time of modification are placed in non-accrual status for a minimum of 12 months. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan (greater than 90 days past due) and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status.
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative allowance, primarily because they have already been subject to collateral review and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. There are no loans 90 or more days past due and still accruing at September 30, 2024 or September 30, 2023.

	September 30, 2024		September 30, 2023
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$18,937	$21,058	$15,691	$19,414
Residential Home Today	3,506	3,672	4,511	4,623
Home equity loans and lines of credit	8,070	8,880	7,035	7,877
Total non-accrual loans	$30,513	$33,610	$27,237	$31,914
At September 30, 2024 and September 30, 2023, respectively, the amortized cost in non-accrual loans includes $19,704 and $18,915, which are performing according to the terms of their agreement, of which $11,532 and $11,508, are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. At September 30, 2024 and September 30, 2023, real estate loans include $10,527 and $9,144, respectively, of loans that were in the process of foreclosure.
Interest on loans in accrual status is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is written off by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $750 and $663 for the years ended September 30, 2024 and September 30, 2023, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a modification when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a modification that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.
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
The Company adopted ASU 2022-02 on October 1, 2023, which eliminated the accounting for TDRs. As such, at September 30, 2024, there was no allowance for individually reviewed TDRs (IVAs), based on the present value of cash flows, as compared to September 30, 2023, when there was $9,546. Effective with this adoption, losses on loans with modifications to borrowers experiencing financial difficulties, previously identified as TDRs, will be estimated as described above, in the same manner as loans that have not been subject to such modifications.
Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors, are recognized when forecasted economic data used in the model differs from management's view or contains significant unobservable changes within a short period. Identifiable model limitations may also lead to qualitative adjustments, such as those made to reflect the expected recovery of loan amounts previously charged-off, beyond what the model is able to project. The qualitative adjustments resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. The net qualitative adjustment at September 30, 2024, was a net reduction to the allowance for credit loses of $5,519, compared to a reduction of $13,425 at September 30, 2023. At September 30, 2024, a portion of the allowance for credit losses that had been measured qualitatively at September 30, 2023, was included in the model-driven quantitative estimate due to enhancements in data quality. Qualitative adjustments are evaluated quarterly, at a minimum, based on current facts and circumstances.
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

	For the Year Ended September 30, 2024
	Beginning Balance	Adoption of ASU 2022-02	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$55,375	$(5,896)	$(6,100)	$(226)	$1,249	$44,402
Residential Home Today	(1,236)	(1,896)	(1,533)	(112)	2,105	(2,672)
Home equity loans and lines of credit	23,047	(2,470)	5,946	(875)	2,584	28,232
Construction	129	—	(109)	—	20	40
Total real estate loans	$77,315	$(10,262)	$(1,796)	$(1,213)	$5,958	$70,002
Total Unfunded Loan Commitments (1)	$27,515	$—	$296	$—	$—	$27,811
Total Allowance for Credit Losses	$104,830	$(10,262)	$(1,500)	$(1,213)	$5,958	$97,813
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

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
September 30, 2024
Real estate loans:
Residential Core
Pass	$573,935	$1,500,928	$2,934,968	$1,841,516	$1,205,702	$3,323,146	$—	$—	$11,380,195
Special Mention	—	—	—	1,050	—	795	—	—	1,845
Substandard	178	1,629	2,416	1,157	1,814	19,620	—	—	26,814
Total Residential Core	574,113	1,502,557	2,937,384	1,843,723	1,207,516	3,343,561	—	—	11,408,854
Residential Home Today (1)
Pass	—	—	—	—	—	36,116	—	—	36,116
Substandard	—	—	—	—	—	4,355	—	—	4,355
Total Residential Home Today	—	—	—	—	—	40,471	—	—	40,471
Home equity loans and lines of credit
Pass	305,870	163,969	57,254	18,461	5,147	14,621	3,290,851	54,190	3,910,363
Special Mention	111	613	101	—	—	51	3,735	607	5,218
Substandard	—	196	151	141	43	144	5,880	4,880	11,435
Total Home equity loans and lines of credit	305,981	164,778	57,506	18,602	5,190	14,816	3,300,466	59,677	3,927,016
Total Construction	7,932	2,083	—	—	—	—	—	—	10,015
Total real estate loans
Pass	887,737	1,666,980	2,992,222	1,859,977	1,210,849	3,373,883	3,290,851	54,190	15,336,689
Special Mention	111	613	101	1,050	—	846	3,735	607	7,063
Substandard	178	1,825	2,567	1,298	1,857	24,119	5,880	4,880	42,604
Total real estate loans	$888,026	$1,669,418	$2,994,890	$1,862,325	$1,212,706	$3,398,848	$3,300,466	$59,677	$15,386,356
(1) No new originations of Home Today loans since fiscal 2016.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
	2023	2022	2021	2020	2019	Prior	Cost Basis	To Term	Total
September 30, 2023
Real estate loans:
Residential Core
Pass	$1,667,029	$3,169,609	$2,054,744	$1,342,854	$563,955	$3,275,978	$—	$—	$12,074,169
Special Mention	—	—	612	—	106	1,025	—	—	1,743
Substandard	185	823	1,285	1,806	721	22,207	—	—	27,027
Total Residential Core	1,667,214	3,170,432	2,056,641	1,344,660	564,782	3,299,210	—	—	12,102,939
Residential Home Today (1)
Pass	—	—	—	—	—	40,335	—	—	40,335
Substandard	—	—	—	—	—	5,695	—	—	5,695
Total Residential Home Today	—	—	—	—	—	46,030	—	—	46,030
Home equity loans and lines of credit
Pass	210,131	72,229	23,989	6,965	6,192	13,704	2,657,028	63,399	3,053,637
Special Mention	—	129	—	52	32	102	2,830	370	3,515
Substandard	—	—	140	96	—	120	4,849	4,924	10,129
Total Home equity loans and lines of credit	210,131	72,358	24,129	7,113	6,224	13,926	2,664,707	68,693	3,067,281
Total Construction	11,646	10,755	—	—	—	—	—	—	22,401
Total real estate loans
Pass	1,888,806	3,252,593	2,078,733	1,349,819	570,147	3,330,017	2,657,028	63,399	15,190,542
Special Mention	—	129	612	52	138	1,127	2,830	370	5,258
Substandard	185	823	1,425	1,902	721	28,022	4,849	4,924	42,851
Total real estate loans	$1,888,991	$3,253,545	$2,080,770	$1,351,773	$571,006	$3,359,166	$2,664,707	$68,693	$15,238,651
(1) No new originations of Home Today loans since fiscal 2016.
The following table presents gross charge-offs of residential loan receivables recorded during the fiscal year-to-date period presented. There were no gross charge-offs in the construction loan portfolio for the period presented.

	For the Year Ended September 30, 2024
							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2024	2023	2022	2021	2020	Prior			Total
Real estate loans:
Residential Core	$11	$—	$20	$—	$—	$195	$—	$—	$226
Residential Home Today	—	—	—	—	—	112	—	—	112
Home equity loans and lines of credit	—	—	16	17	—	—	470	372	875
Total real estate loans	$11	$—	$36	$17	$—	$307	$470	$372	$1,213
The home equity lines of credit converted from revolving to term loans during the years ended September 30, 2024 and September 30, 2023, totaled $10,475 and $2,492, respectively. The amount of conversions to term loans is expected to remain relatively low for several years since the length of the draw period on new originations changed from five to 10 years in 2016.
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
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At September 30, 2024 and September 30, 2023, no other loans were graded as non-performing.
MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
On October 1, 2023, the Company adopted ASU 2022-02, which eliminates the accounting guidance for TDRs and enhances the disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. For additional information on the adoption, refer to Note 20. RECENT ACCOUNTING PRONOUNCEMENTS.
To mitigate losses, the Company works with borrowers who are experiencing financial difficulty to identify solutions the borrowers can afford by entering into agreements to modify their loans. These efforts often result in modifications to the payment terms of the loan, which vary by situation and may include interest rate reductions, term extensions (generally including capitalization of delinquent amounts), significant payment delays (including forbearance, partial payments and repayment of delinquent amounts), other, or a combination thereof. The Company does not generally offer principal forgiveness as a type of modification. The Other category includes loans that were modified multiple times during the period with different concessions.
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
The following tables present the amortized cost of modifications by type during the period presented. For the year ended September 30, 2024, there were no modifications made on construction loans.

	For the Year Ended September 30, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$66	$1,416	$3,074	$842	$478	$5,876	0.05%
Residential Home Today	—	103	283	224	—	610	1.51%
Home equity loans and lines of credit	—	30	733	396	25	1,184	0.03%
Total	$66	$1,549	$4,090	$1,462	$503	$7,670	0.05%
The following tables present the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended September 30, 2024.

	For the Year Ended September 30, 2024
	Interest Rate Reduction		Term Extension
	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life
	From	To
Residential Core	3.96%	2.07%	10.3
Residential Home Today	3.93%	2.01%	14.9
Home equity loans and lines of credit	6.37%	3.31%	6.4

The performance of loans modified for borrowers experiencing financial difficulty is closely monitored by the Company to understand the effectiveness of modification efforts. Modifications made to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms are considered subsequently defaulted. The table below summarizes information about modifications that were modified on or after October 1, 2023 and subsequently defaulted during the year ended September 30, 2024.

	For the Year Ended September 30, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$25	$14	$—	$39
Residential Home Today	—	4	18	—	—	22
Home equity loans and lines of credit	—	—	190	—	—	190
Total	$—	$4	$233	$14	$—	$251
The following table presents performance by loan type on loans modified during the year ended September 30, 2024, for borrowers experiencing financial difficulty. The loans in delinquency status primarily consisted of loans with significant payment delays, which continue to be reported delinquent based on their original contractual terms.

September 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$651	$355	$1,165	$2,171	$3,705	$5,876
Residential Home Today	55	70	217	342	268	610
Home equity loans and lines of credit	98	—	476	574	610	1,184
Total	$804	$425	$1,858	$3,087	$4,583	$7,670
TROUBLED DEBT RESTRUCTURINGS PRIOR TO THE ADOPTION OF ASU 2022-02
Prior to the adoption of ASU 2022-02 on October 1, 2023, initial concessions granted for loans restructured as TDRs include reduction of interest rate, extension of amortization period, capitalization of delinquent amounts, forbearance or other actions. Some TDRs had experienced a combination of concessions. TDRs also could occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy were classified as multiple restructurings if the loan's original terms had also been restructured by the Company. At September 30, 2023, $73,172 of TDRs individually evaluated for credit loss had adequately performed under the terms of the restructuring and were classified as Pass loans.
The amortized cost in TDRs by category, at September 30, 2023, is shown in the table below.

September 30, 2023	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$28,546	$15,730	$9,577	$53,853
Residential Home Today	9,390	10,114	1,691	21,195
Home equity loans and lines of credit	21,063	2,460	879	24,402
Total	$58,999	$28,304	$12,147	$99,450
The following tables set forth the amortized cost in TDRs restructured during the periods presented. For all loans modified during during the years ended September 30, 2023 and September 30, 2022, the pre-modified outstanding amortized cost was not materially different from the post-modified amortized cost.

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
The table below summarizes information about TDRs restructured within 12 months of the periods presented for which there was a subsequent payment default (at least 30 days past due on one scheduled payment) during the periods presented.

	For the Year Ended September 30, 2023		For the Year Ended September 30, 2022
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	6	$575	5	$780
Residential Home Today	5	207	5	90
Home equity loans and lines of credit	1	46	2	108
Total	12	$828	12	$978

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
During 2024, 2023 and 2022, $237,106, $77,206 and $128,118, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon. In these transactions, the Company retained residual interests in the form of mortgage loan servicing rights. Primary economic assumptions used to measure the value of the Company’s retained interests at the date of sale resulting from the completed transactions were as follows (per annum):

	2024	2023
Primary prepayment speed assumptions (weighted average annual rate)	15.5%	17.6%
Weighted average life (years)	28.4	25.3
Amortized cost to service loans (weighted average)	0.12%	0.12%
Weighted average discount rate	12%	12%

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

September 30, 2024
Fair value of mortgage loan servicing rights	$17,093
Prepayment speed assumptions (weighted average annual rate)	9.4%
Impact on fair value of 10% adverse change	$(695)
Impact on fair value of 20% adverse change	$(1,285)
Estimated prospective annual cost to service loans (weighted average)	0.12%
Impact on fair value of 10% adverse change	$(1,568)
Impact on fair value of 20% adverse change	$(3,090)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(653)
Impact on fair value of 20% adverse change	$(1,214)
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
Servicing rights are evaluated periodically for impairment based on the fair value of those rights. Twenty risk tranches are used in evaluating servicing rights for impairment, segregated primarily by interest rate stratum within original term to maturity categories with additional strata for less uniform account types.
Activity in mortgage servicing rights is summarized as follows. There was no change in the valuation allowance for the years ended September 30, 2024, 2023 and 2022.

	Year Ended September 30,
	2024	2023	2022
Balance—beginning of year	$7,400	$7,943	$8,941
Additions from loan securitizations/sales	1,108	322	657
Amortization	(881)	(865)	(1,655)
Balance—end of year	$7,627	$7,400	$7,943
Fair value of capitalized amounts	$17,093	$15,916	$15,288
The Company receives annual servicing fees ranging from 0.02% to 0.84% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing rights, included in non-interest income, amounted to $4,255 in 2024, $4,516 in 2023 and $4,251 in 2022. The unpaid principal balance of mortgage loans serviced for others was approximately $1,966,634, $1,933,249 and $2,051,110 at September 30, 2024, 2023 and 2022, respectively. The ratio of capitalized servicing rights to the unpaid principal balance of mortgage loans serviced for others was 0.39%, 0.38%, and 0.39% at September 30, 2024, 2023 and 2022, respectively.

7. PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software at cost are summarized as follows:

	September 30,
	2024	2023
Land	$8,619	$8,610
Office buildings	61,917	62,090
Furniture, fixtures and equipment	41,958	40,634
Software	21,591	21,591
Leasehold improvements	12,563	11,018
	146,648	143,943
Less: accumulated depreciation and amortization	(113,461)	(109,235)
Total	$33,187	$34,708
During the years ended September 30, 2024, 2023 and 2022, depreciation and amortization expense on premises, equipment, and software was $4,615, $4,921 and $5,393, respectively.

8. LEASES
As a lessee, the Company enters into operating leases of buildings and land. The Company occupies certain banking branches, loan production and customer care call center offices and a disaster recovery site through non-cancellable operating leases with remaining terms from less than one year to 13 years. Most of the leases have fixed payment terms with annual fixed-escalation clauses. Certain leases have annual rent escalations based on subsequent year-to-year changes in the consumer price index. These year-to-year changes in the consumer price index are excluded from the calculation of right-of-use assets and lease liabilities and recognized as expense in the period in which they are incurred. Additionally, all variable lease costs that are not based on an index or rate, such as "common area maintenance" costs, are expensed as incurred. Most of the Company's leases include options to extend for periods that range from three to five years. The leases do not have early-termination options. The Company has not included term extensions in the calculation of the lease term, as the Company does not consider it reasonably certain that the options will be exercised. As the interest rate implicit in all of the Company's lease contracts is not readily determinable, the Company utilized its incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term on an amount equal to the total contractual lease payments in a similar economic environment. The incremental borrowing rate utilized for all the Company's leases is an FHLB Advance rate based on the lease term at commencement in determining the present value of lease payments.
Operating lease expense for the years ended September 30, 2024, 2023 and 2022, totaled $5,781, $5,573 and $5,576, respectively. Variable lease expense for the years ended September 30, 2024, 2023 and 2022, totaled $1,731, $1,514 and $1,479, respectively. During the years ended September 30, 2024, 2023 and 2022, the Company paid $5,708, $5,556 and $5,572, respectively, in cash for amounts included in the measurement of lease liabilities. As of September 30, 2024 and 2023, the Company has not entered into any material leases that have not yet commenced.
The following table summarizes information relating to the Company's operating leases:

	September 30,
	2024	2023
Right-of-use assets (a)	$42,868	$37,517
Lease liabilities (b)	$18,304	$18,209
Weighted Average Remaining Lease Term	5.30 years	5.10 years
Weighted Average Discount Rate	3.17%	2.44%
(a) Included in Other assets in the CONSOLIDATED STATEMENTS OF CONDITION
(b) Included in Accrued expenses and other liabilities in the CONSOLIDATED STATEMENTS OF CONDITION

The following table summarizes the maturities of lease liabilities at the periods presented:

	September 30,
	2024	2023
Maturing in:
12 months or less	$5,495	$5,478
13 to 24 months	4,388	4,763
25 to 36 months	3,093	3,288
37 to 48 months	2,359	2,067
49 to 60 months	1,548	1,347
over 60 months	3,139	2,577
Total minimum lease payments	20,022	19,520
Less imputed interest	1,718	1,311
Total lease liabilities	$18,304	$18,209

9. DEPOSITS
Deposit account balances are summarized by interest rate as follows:

	Stated Interest Rate	September 30,
		2024		2023
		Amount	Percent	Amount	Percent
Checking accounts	0.00–1.00%	$829,924	8.2%	$983,396	10.4%
Savings accounts, excluding money market accounts	0.00–3.93	1,127,772	11.1	1,460,601	15.5
Money market accounts	0.00–3.45	193,074	1.9	346,479	3.7
Subtotal		2,150,770	21.2	2,790,476	29.6
Certificates of deposit	0.00–0.99	294,950	2.9	981,728	10.4
	1.00–1.99	614,177	6.0	685,170	7.2
	2.00–2.99	772,872	7.6	941,842	10.0
	3.00–3.99	1,852,823	18.2	1,173,211	12.4
	4.00–4.99	2,398,387	23.6	1,346,720	14.3
	5.00 and above	2,087,914	20.5	1,520,311	16.1
		8,021,123	78.8	6,648,982	70.4
Subtotal		10,171,893	100.0	9,439,458	100.0
Accrued interest		23,186	—	10,362	—
Total deposits		$10,195,079	100.0%	$9,449,820	100.0%
At September 30, 2024 and 2023, the weighted average interest rate was 0.04% and 0.05% on checking accounts; 1.27% and 1.49% on savings accounts; 2.10% and 2.62% on money market accounts; 4.03% and 3.47% on certificates of deposit, respectively; and 3.36% and 2.77% on total deposits, respectively.
The aggregate amount of CD's in denominations of $250 or more was $1,283,719 and $845,375 at September 30, 2024 and 2023, respectively. In accordance with the DFA, the maximum amount of federal deposit insurance is $250 per depositor for each account ownership category.
Brokered CD's (exclusive of acquisition costs and subsequent amortization), which are used as an additional funding source, totaled $1,217,303 and $1,162,601 at September 30, 2024 and 2023, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at September 30, 2024 and September 30, 2023, the Association may accept brokered deposits without FDIC restrictions.

The scheduled maturity of certificates of deposit is summarized in the table below, which include the effective maturities and fixed interest rates of the $725,000 of brokered CDs that are tied to interest rate swaps discussed in Note 17. DERIVATIVE INSTRUMENTS.

	September 30, 2024
	Amount	Percent	Weighted Average Rate
12 months or less	$4,952,974	61.7%	4.42%
13 to 24 months	1,601,543	20.0%	3.10%
25 to 36 months	890,550	11.1%	3.66%
37 to 48 months	427,881	5.3%	3.39%
49 to 60 months	137,456	1.7%	3.67%
Over 60 months	10,719	0.1%	1.42%
Total	$8,021,123	100.0%	4.00%
Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2024	2023	2022
Certificates of deposit	$270,162	$143,434	$68,204
Checking accounts	401	6,081	4,186
Savings and money market accounts	22,165	24,686	4,553
Total	$292,728	$174,201	$76,943

10. BORROWED FUNDS
At September 30, 2024, the Association had a maximum borrowing capacity of $7,891,042, of which $4,792,847 was outstanding. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati, as well as by a blanket pledge of its first lien mortgage portfolio not otherwise pledged. The Association also has the ability to purchase Fed Funds through arrangements with other institutions. Additionally, the ability to borrow from the FRB-Cleveland Discount Window is available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio.
Total borrowings at September 30, 2024 are summarized in the table below:

	Borrowing Capacity	Borrowings Available	Borrowings Outstanding
FHLB	$6,862,923	$2,091,385	$4,771,538
FRB Cleveland	633,119	633,119	—
Fed Funds purchased	395,000	395,000	—
Subtotal	$7,891,042	$3,119,504	4,771,538
Accrued interest			21,309
Total borrowings			$4,792,847
Maturities of borrowings at September 30, 2024 are summarized in the table below:

Maturing in:	Amount	Weighted Average Rate
12 months or less	$840,000	2.68%
13 to 24 months	950,323	3.10%
25 to 36 months	1,000,000	3.26%
37 to 48 months	676,624	3.88%
49 to 60 months	677,425	3.47%
over 60 months	627,166	3.41%
Total advances	$4,771,538	3.26%
Accrued interest	21,309
Total	$4,792,847
All borrowings have fixed rates during their term ranging up to 240 months. The table above reflects the effective maturities and fixed interest rates of the $2,925,000 of short-term FHLB advances that are tied to interest rate swaps discussed in Note 17. DERIVATIVE INSTRUMENTS. Interest is payable monthly for long-term FHLB advances and generally at maturity for FHLB advances with terms of three months or less.
For the years ended September 30, 2024, 2023 and 2022, net interest expense related to short-term borrowings was $105,224, $115,329 and $49,828, respectively.

11. OTHER COMPREHENSIVE INCOME (LOSS)
The change in AOCI by component is as follows:

Fiscal year 2022 activity	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at September 30, 2021	$961	$(58,210)	$(10,552)	$(67,801)
Other comprehensive income (loss) before reclassifications	(34,860)	109,452	(1,665)	72,927
Amounts reclassified	—	17,641	382	18,023
Other comprehensive income (loss), net of tax	(34,860)	127,093	(1,283)	90,950
Balance at September 30, 2022	$(33,899)	$68,883	$(11,835)	$23,149
Tax expense (benefit) netted in other comprehensive income or loss	$(10,070)	$36,810	$(286)	$26,454
Fiscal year 2023 activity
Other comprehensive income (loss) before reclassifications	(7,274)	112,851	1,904	107,481
Amounts reclassified	—	(46,202)	784	(45,418)
Other comprehensive income (loss), net of tax	(7,274)	66,649	2,688	62,063
Balance at September 30, 2023	$(41,173)	$135,532	$(9,147)	$85,212
Tax expense (benefit) netted in other comprehensive income or loss	$(2,427)	$20,338	$704	$18,615
Fiscal year 2024 activity
Other comprehensive income (loss) before reclassifications	20,114	(58,522)	5,292	(33,116)
Amounts reclassified	—	(68,124)	420	(67,704)
Other comprehensive income (loss), net of tax	20,114	(126,646)	5,712	(100,820)
Balance at September 30, 2024	$(21,059)	$8,886	$(3,435)	$(15,608)
Tax expense (benefit) netted in other comprehensive income or loss	$5,969	$(37,608)	$1,668	$(29,971)
The following table presents the reclassification adjustment out of AOCI included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

Details about AOCI Components	For the Years Ended September 30,			Line Item in the Statement of Income
	2024	2023	2022
Cash flow hedges:
Interest (income) expense	$(88,354)	$(59,821)	$22,740	Interest expense
Net income tax effect	20,230	13,619	(5,099)	Income tax expense
Net of income tax expense (benefit)	$(68,124)	$(46,202)	$17,641

Amortization of defined benefit plan:
Actuarial loss	$547	$1,020	$495	(a)
Net income tax effect	(127)	(236)	(113)	Income tax expense
Net of income tax expense	420	784	382
Total reclassifications for the period	$(67,704)	$(45,418)	$18,023
(a) These items are included in the computation of net period pension cost. See Note 13. EMPLOYEE BENEFIT PLANS for additional disclosure.

12. INCOME TAXES
The components of the income tax provision are as follows:

	Year Ended September 30,
	2024	2023	2022
Current tax expense (benefit):
Federal	$16,353	$13,602	$41,812
State	1,670	781	2,553
Deferred tax expense (benefit):
Federal	2,466	3,681	(24,691)
State	236	53	(2,185)
Income tax provision	$20,725	$18,117	$17,489
Reconciliation from tax at the federal statutory rate to the income tax provision is as follows:

	Year Ended September 30,
	2024	2023	2022
Tax at statutory rate	21.0%	21.0%	21.0%
State tax, net	1.5	0.7	0.3
Non-taxable income from bank owned life insurance contracts	(2.1)	(2.1)	(2.3)
Non-deductible compensation	1.2	1.0	1.4
Equity based compensation	0.4	0.2	(0.1)
Employee (Associate) Stock Ownership Plan	(1.5)	(1.5)	(1.2)
Other, net	0.2	0.1	(0.1)
Income tax provision	20.7%	19.4%	19.0%
Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2024	2023
Deferred tax assets:
Impairment and credit loss reserves	$27,966	$29,390
Deferred compensation	3,217	4,215
Lease liability	4,282	4,251
Property, equipment and software basis difference	1,029	975
Fair value adjustment	3,666	—
Other	2,149	2,099
Total deferred tax assets	42,309	40,930
Deferred tax liabilities:
FHLB stock basis difference	—	5,135
Mortgage servicing rights	1,613	1,514
Pension	4,550	2,843
Goodwill	2,160	2,158
Lease ROU asset	4,173	4,160
Fair value adjustment	—	20,969
Deferred loan costs, net of fees	15,576	15,005
Other	2,512	2,328
Total deferred tax liabilities	30,584	54,112
Net deferred tax asset (liability)	$11,725	$(13,182)

In the accompanying CONSOLIDATED STATEMENTS OF CONDITION the net deferred tax asset or liability is included in other assets, and accrued expenses and other liabilities for September 30, 2024 and 2023, respectively.
A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. There was no valuation allowance required at September 30, 2024 or 2023.
Retained earnings at September 30, 2024 and 2023 included approximately $104,861, for which no provision for federal or state income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and non-qualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Association, nor if the Association is merged or liquidated tax-free into a bank or undergoes a charter change. If the Association fails to qualify as a bank or merges into a non-bank entity, these reserves will be recaptured into income.
The provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “Income Taxes,” prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a more-likely-than-not recognition threshold in order for the related tax benefit to be recognized or continue to be recognized. As of September 30, 2024 and 2023, the Company had no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next twelve months.
The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. The Company recognized $7, $0, and $0 of interest expense or penalties on income tax assessments, and $0, $0, and $34 of interest on income tax refunds related to net operating loss carry-backs during the years ended September 30, 2024, 2023 and 2022, respectively. There was no interest related to income tax assessments accrued at September 30, 2024 or 2023.
The Company’s effective income tax rate was 20.7%, 19.4% and 19.0% for the years ended September 30, 2024, 2023 and 2022, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2021.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the LIHTC. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material for the years ended September 30, 2024, 2023 and 2022.

13. EMPLOYEE BENEFIT PLANS
Defined Benefit Plan—The Third Federal Savings Retirement Plan (the “Plan”) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. Effective December 31, 2011, the Plan was amended to freeze future benefit accruals for participants in the Plan. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, and those eligible participants who no longer receive service credits under the Plan, participate in a separate tier of the Company’s defined contribution 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan) through December 31, 2011. The funding policy of the Plan is consistent with the funding requirements of U.S. federal and other governmental laws and regulations. There were no settlement adjustments made during the fiscal years 2024 or 2023. As of September 30, 2024, the Plan utilizes a liability-driven investing (LDI) strategy. The LDI strategy de-risks the Plan by allocating more to long-duration, fixed income assets. The Plan's target asset allocation is currently 80% in LDI fixed income and 20% in equity.
The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30,
	2024	2023
Projected benefit obligation at beginning of year	$60,435	$65,015
Interest cost	3,306	3,324
Actuarial (gain) loss and other	3,365	(3,764)
Benefits paid	(4,251)	(4,140)
Projected benefit obligation at end of year	$62,855	$60,435
The following table reconciles the beginning and ending balances of the fair value of Plan assets and presents the funded status of the Plan recognized in the CONSOLIDATED STATEMENTS OF CONDITION at the September 30 measurement dates. There were no employer contributions in the years ending September 30, 2024 and 2023.

	September 30,
	2024	2023
Fair value of plan assets at beginning of year	$72,383	$74,042
Actual return on plan assets	14,178	2,481
Benefits paid	(4,251)	(4,140)
Fair value of plan assets at end of year	$82,310	$72,383
Funded status of the plan—asset (liability)	$19,455	$11,948
The components of net periodic cost recognized in other non-interest expense in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	Year Ended September 30,
	2024	2023	2022
Interest Cost	$3,306	$3,324	$2,628
Expected return on plan assets	(3,981)	(3,872)	(4,987)
Amortization of net loss and other	547	1,020	576
Recognized net loss due to settlement	—	—	882
Net periodic benefit (income) cost	$(128)	$472	$(901)
There were no contributions, required minimum or voluntary, made during the fiscal year ended September 30, 2024.

The following table summarizes Plan assets measured at fair value on a recurring basis as of September 30, 2024 and 2023. See FN 16. FAIR VALUE for more information on how our fair value hierarchy is evaluated:

		Recurring Fair Value Measurements at Reporting Date Using
September 30, 2024	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$594	$594	$—	$—
Fixed income:
U.S. government obligations	1,807	1,807	—	—
Corporate debt securities	52,891	—	52,891	—
Government strips	9,024	—	9,024	—
Asset-Backed Securities	276	—	276	—
Total fixed income	63,998	1,807	62,191	—
Mutual equity funds	16,624	16,624	—	—
Total (1)	$81,216	$19,025	$62,191	$—
(1) Plan assets measured at fair value on a recurring basis excludes approximately $1,094 of net unsettled security transactions.

		Recurring Fair Value Measurements at Reporting Date Using
September 30, 2023	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$1,001	$1,001	$—	$—
Fixed income:
U.S. government obligations	2,550	2,550	—	—
Corporate debt securities	42,573	—	42,573	—
Government strips	8,617	—	8,617	—
Total fixed income	53,740	2,550	51,190	—
Mutual equity funds	15,791	15,791	—	—
Total	$70,532	$19,342	$51,190	$—
There are no redemption restrictions on Plan assets at September 30, 2024. Redemptions may be deferred for a longer period if conditions do not permit an orderly transfer or for certain investments of an illiquid nature.
The following additional information is provided with respect to the Plan:

	September 30,
	2024	2023	2022
Assumptions and dates used to determine benefit obligations:
Discount rate	4.90%	5.75%	5.35%
Rate of compensation increase	n/a	n/a	n/a

Assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	5.35%	4.60%
Long-term rate of return on plan assets	5.75%	5.50%	5.50%
Rate of compensation increase (graded scale)	n/a	n/a	n/a
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

The following table provides estimates of expected future benefit payments during each of the next five fiscal years, as well as in the aggregate for years six through 10. Additionally, the table includes the minimum employer contributions expected during the next fiscal year:

Expected Benefit Payments During the Fiscal Years Ending September 30:
2025	$4,910
2026	3,910
2027	4,130
2028	4,020
2029	4,340
Aggregate expected benefit payments during the five fiscal year period beginning October 1, 2029, and ending September 30, 2034	22,690
Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2025	—
For the fiscal years ended September 30, 2024, 2023, and 2022, AOCI includes pretax net actuarial losses of $4,484, $11,862, and $15,255, respectively, which have not been recognized as components of net periodic benefit costs as of the measurement date. The Company expects that $0 of net actuarial losses will be recognized as AOCI components of net periodic benefit cost during the fiscal year ended September 30, 2025.
401(k) Savings Plan—The Company maintains a 401(k) savings plan that is comprised of three tiers. The first tier allows eligible employees to contribute up to 75% of their compensation to the plan, subject to limitations established by the Internal Revenue Service, with the Company matching 100% of up to 4% on funds contributed. The second tier permits the Company to make a profit-sharing contribution at its discretion. The first and second tiers cover substantially all employees who have reached age 18 and have worked 30 days of service within one year. The third tier permits the Company to make discretionary contributions allocable to eligible employees including those eligible employees who are participants, but no longer receiving service credits, under the Company’s defined benefit pension plan. Voluntary contributions made by employees are vested at all times whereas Company contributions and Company matching contributions are subject to various vesting periods which range from immediately vested to fully vesting upon five years of service.
The total of the Company’s matching and discretionary contributions related to the 401(k) savings plan for the years ended September 30, 2024, 2023 and 2022 was $3,404, $4,297 and $4,295, respectively.
Employee (Associate) Stock Ownership Plan—The Company established an ESOP for its employees (associates) effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock and provides employees with an opportunity to receive a funded retirement benefit, based on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the Board of Directors. The ESOP is accounted for in accordance with the provisions for stock compensation in FASB ASC 718. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2024, 2023 and 2022 fiscal years was $5,628, $5,761 and $7,063, respectively.
The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of September 30, 2024 and 2023 was $33,015 and $37,254, respectively. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2024, 9,005,788 shares have been allocated to participants and 325,005 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 2,275,031 at September 30, 2024, and had a fair market value of $34,830. Participants have the option to receive dividends on allocated shares in cash or leave the dividend in the ESOP. Dividends are reinvested in Company stock for those participants who choose to leave their dividends in the ESOP or who do not make an election. The purchase of Company stock for reinvestment of dividends is made in the open market on or about the date of the cash disbursement to the participants who opt to take dividends in cash. Dividends on unallocated shares held in the Employer Stock fund were paid to the trustee to be used to make payments on the outstanding loan obligation.

14. EQUITY INCENTIVE PLAN
The TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan, approved by shareholders in February 2018 and the 2008 Equity Incentive Plan, approved by shareholders in May 2008, are collectively referred to as the "Equity Plan”. The amended and restated plan is substantially similar to the previous plan, except that the number of future shares eligible to be granted has been reduced to 8,450,000 shares, of which 6,601,393 shares remain available for future award, and the term to grant shares has been extended to February 21, 2028.
The following table presents share-based compensation expense and the related tax benefit recognized during the periods presented. The Company recorded excess tax benefits (expense) of $(397), $(224), and $109 related to share-based compensation awards for the years ended September 30, 2024, 2023 and 2022, respectively.

	Year Ended September 30,
	2024	2023	2022
Restricted stock units expense	$2,796	$3,366	$3,206
Performance share units expense	997	874	739
Stock option expense	82	—	—
Total stock-based compensation expense	$3,875	$4,240	$3,945
Tax benefit related to share-based compensation expense	$572	$778	$677
Restricted stock units vest over a one to 10 year service period. The product of the number of units granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock units under the Equity Plan. The Company recognizes compensation expense for the fair value of restricted stock units on a straight-line basis over the requisite service period.
The following is a summary of the status of the Company’s restricted stock units as of September 30, 2024, and changes therein during the year then ended. No awards were forfeited during the year ended September 30, 2024.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2023	1,339,833	$13.85
Granted	231,750	$12.97
Released	(431,918)	$16.95
Outstanding at September 30, 2024 (1)	1,139,665	$12.49
(1) Includes 765,748 shares with a weighted average grant date fair value of $11.87 that have vested but will not be issued until the recipients are no longer employed by the Company.
The weighted average grant date fair value of restricted stock units granted during the years ended September 30, 2024, 2023 and 2022 was $12.97, $13.69 and $17.80 per share, respectively. The total fair value of restricted stock units vested during the years ended September 30, 2024, 2023 and 2022 was $7,323, $1,639, and $2,058, respectively. Expected future compensation expense relating to the non-vested restricted stock units at September 30, 2024, is $2,815 over a weighted average period of 2.07 years.
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

The following is a summary of the status of the Company’s performance share units as of September 30, 2024, and changes therein during the year then ended. No awards were forfeited during the year ended September 30, 2024.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2023	218,071	15.87
Granted	61,000	12.94
Released	(62,971)	17.77
Performance adjustment	(2,655)	17.80
Outstanding at September 30, 2024	213,445	14.45
The weighted average grant date fair value of performance share units granted during the year ended September 30, 2024, 2023 and 2022 was $12.94, $13.69, and $17.80, respectively. The total fair value of performance share units vested during the years ended September 30, 2024, 2023 and 2022, totaled $1,119, $1,152, and $1,112, respectively. Expected future compensation expense relating to the non-vested performance share units at September 30, 2024, is $1,104 over a weighted average period of 1.62 years.
Stock options have a contractual term of 10 years and vest over a one to seven year service period. The Company recognizes compensation expense for the fair values of these awards, which have installment vesting, on a straight-line basis over the requisite service period of the awards.
The following is a summary of the Company’s stock option activity and related information for the Equity Plan for the year ended September 30, 2024. There were no stock options exercised or forfeited during the year ended September 30, 2024. There were no stock options granted during the years ended 2023 and 2022.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2023	1,991,975	$15.69	2.66	$—
Granted	247,200	$12.94		$—
Expired	(49,500)	$14.90		$—
Outstanding at September 30, 2024	2,189,675	$15.40	2.56	$—
Vested and exercisable, at September 30, 2024	1,942,475	$15.71	1.68	$—
Vested or expected to vest, at September 30, 2024	2,189,675	$15.40	2.56	$—

The fair values of the stock options were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

2024
Expected dividend yield	8.73%
Expected volatility	26.50%
Risk-free interest rate	4.18%
Expected option term (in years)	6.38
The expected dividend yield for 2024 was estimated on the then-current annualized dividend payout of $1.13 per share, which was not expected to change. Volatility of the company's stock was used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SEC Staff Accounting Bulletin No. 110, which expresses the views of the SEC regarding the use of a "simplified" method, as discussed in Staff Accounting Bulletin No. 107. The five and seven year Treasury yield in effect at the time of the grant provides the risk free rate of return for periods within the expected term of the options.
The weighted average grant date fair value of options granted during the year ended September 30, 2024 was $1.22. Expected future compensation relating to the non-vested options outstanding as of September 30, 2024 is $220 over a weighted average period of 2.10 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. The total intrinsic value of options exercised during the years ended September 30, 2024, 2023 and 2022 was $0, $820 and $551, respectively.

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
At September 30, 2024, the Company had commitments to originate or purchase loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$52,370	$277
Adjustable-rate mortgage loans	12,304	65
Home equity loans and lines of credit	183,325	2,633
Total	$247,999	$2,975
At September 30, 2024, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$5,216,628	$24,769
Construction loans	11,686	67
Total	$5,228,314	$24,836
At September 30, 2024, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $5,253,206.
At September 30, 2024 and September 30, 2023, the Company had $17,411 and $2,094, respectively, in commitments to sell mortgage loans. At September 30, 2024 and September 30, 2023, the Company had $15,891 and $51,275, respectively, in commitments to purchase mortgage loans, which are included in mortgage loan commitments above.
The above commitments are expected to be funded through normal operations.
The Association is undergoing an escheat audit covering Ohio, Kentucky and Florida. Any potential loss that may result from this matter is not reasonably estimable at September 30, 2024.
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
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2024 and 2023, this includes $526,251 and $508,324, respectively, of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations, that can include items issued by Fannie Mae, Freddie Mac, and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from independent third-party nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value, with the exception of mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. The Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans, as permitted under the fair value guidance in U.S. GAAP. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At September 30, 2024 and September 30, 2023, there were $10,713 and $0 pending agency contracts held for sale measured at fair value, respectively, with unpaid principal balances of $10,336 and $0. For the years ended September 30, 2024 and 2023, net gain (loss) on the sale of loans includes $337 and $0, respectively, related to unrealized gains or losses during the period due to changes in the fair value of loans held for sale subject to pending agency contracts. At September 30, 2024 and 2023 there were $7,061 and $0 of loans held for sale carried at cost. Loans held for sale are included in Level 2 of the hierarchy. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at September 30, 2024 and September 30, 2023 were $174 and $1,444, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At September 30, 2024 and 2023, these adjustments were not significant to reported fair values. At September 30, 2024 and 2023, $220 and $1,413, respectively, of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimated fair values, less estimated costs to dispose, of $46 and $163, respectively. Real estate owned includes $0 and $194 of properties carried at their original or adjusted cost basis at September 30, 2024 and 2023, respectively.

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
Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at September 30, 2024 and 2023 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	$449,401	$—	$449,401	$—
Fannie Mae certificates	2,945	—	2,945	—
Freddie Mac certificates	1,129	—	1,129	—
U.S. government and agency obligations	72,776	—	72,776	—
Mortgage loans held for sale	10,713	—	10,713	—
Derivatives:
Interest rate lock commitments	395	—	—	395
Total	$537,359	$—	$536,964	$395
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	72	—	72	—
Total	$72	$—	$72	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	$443,007	$—	$443,007	$—
Fannie Mae certificates	814	—	814	—
Freddie Mac certificates	1,044	—	1,044	—
U.S. government and agency obligations	63,459	—	63,459	—
Derivatives:
Forward commitments for the sale of mortgage loans	11	—	11	—
Total	$508,335	$—	$508,335	$—
Liabilities
Derivatives:
Interest rate lock commitments	1	—	—	1
Total	$1	$—	$—	$1
The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Interest Rate Lock Commitments
	Year Ended September 30,
	2024	2023	2022
Beginning balance	$(1)	$(333)	$525
(Loss)/Gain during the period due to changes in fair value:
Included in other non-interest income	396	332	(858)
Ending balance	$395	$(1)	$(333)
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$395	$(1)	$(333)
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans, net of allowance	$39,577	$—	$—	$39,577
Real estate owned(1)	220	—	—	220
Total	$39,797	$—	$—	$39,797
______________________
(1) Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans, net of allowance	$38,289	$—	$—	$38,289
Mortgage loans held for sale	3,260	—	3,260	—
Real estate owned(1)	1,413	—	—	1,413
Total	$42,962	$—	$3,260	$39,702
 ______________________
(1) Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value
	September 30, 2024	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$39,577	Market comparables of collateral discounted to estimated net proceeds	Discount rate applied to appraised value to estimated net proceeds:
			• Residential Properties	0	-	28%	4.0%

Interest rate lock commitments	$395	Quoted Secondary Market pricing	Closure rate	0	-	100%	90.1%

	Fair Value
	September 30, 2023	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$38,289	Market comparables of collateral discounted to estimated net proceeds	Discount rate applied to appraised value to estimated net proceeds:
			• Residential Properties	0	-	30%	4.8%

Interest rate lock commitments	($1)	Quoted Secondary Market pricing	Closure rate	0	-	100%	99.5%

The following tables present the estimated fair value of the Company's financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	September 30, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$26,287	$26,287	$26,287	$—	$—
Interest earning cash equivalents	437,431	437,431	437,431	—	—
Investment securities available for sale	526,251	526,251	—	526,251	—
Mortgage loans held for sale	17,775	17,986	—	17,986	—
Loans, net:
Mortgage loans held for investment	15,316,354	13,922,944	—	—	13,922,944
Other loans	5,705	5,705	—	—	5,705
Federal Home Loan Bank stock	228,494	228,494	N/A	—	—
Accrued interest receivable	59,398	59,398	—	59,398	—
Cash collateral received from or held by counterparty	7,844	7,844	7,844	—	—
Derivatives	395	395	—	—	395
Liabilities:
Checking and passbook accounts	$2,150,770	$2,150,770	$—	$2,150,770	$—
Certificates of deposit	8,044,309	7,989,992	—	7,989,992	—
Borrowed funds	4,792,847	4,819,873	—	4,819,873	—
Borrowers’ advances for taxes and insurance	113,637	113,637	—	113,637	—
Principal, interest and escrow owed on loans serviced	28,753	28,753	—	28,753	—
Derivatives	72	72	—	72	—

	September 30, 2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$29,134	$29,134	$29,134	$—	$—
Interest earning cash equivalents	437,612	437,612	437,612	—	—
Investment securities available for sale	508,324	508,324	—	508,324	—
Mortgage loans held for sale	3,260	3,260	—	3,260	—
Loans, net:
Mortgage loans held for investment	15,161,336	13,262,711	—	—	13,262,711
Other loans	4,411	4,411	—	—	4,411
Federal Home Loan Bank stock	247,098	247,098	N/A	—	—
Accrued interest receivable	53,910	53,910	—	53,910	—
Cash collateral received from or held by counterparty	24,887	24,887	24,887	—	—
Derivatives	11	11	—	11	—
Liabilities:
Checking and passbook accounts	$2,790,476	$2,790,476	$—	$2,790,476	$—
Certificates of deposit	6,659,344	6,571,674	—	6,571,674	—
Borrowed funds	5,273,637	5,256,278	—	5,256,278	—
Borrowers’ advances for taxes and insurance	124,417	124,417	—	124,417	—
Principal, interest and escrow owed on loans serviced	29,811	29,811	—	29,811	—
Derivatives	1	1	—	—	1

17. DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing and deposit program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings and brokered certificates of deposit. Cash flows from derivatives used to manage interest rate risks are classified as operating activities in the cash flow statement. The Company classifies both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item.
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Derivatives qualifying as cash flow hedges are settled daily, bringing their fair value to $0. Quarterly, a quantitative analysis is preformed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially, and continue to be, highly effective at September 30, 2024.
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

The following tables provide the locations within the CONSOLIDATED STATEMENTS OF CONDITION, notional values for all derivative instruments, and fair values for derivatives not designated as hedging instruments, at the reporting dates.

	September 30, 2024			September 30, 2023
		Weighted Average			Weighted Average
	Notional Value	Term (years)	Fixed-Rate Payments	Notional Value	Term (years)	Fixed-Rate Payments
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$2,075,000	2.3	2.68%	$3,815,000	3.7	2.91%
Other Liabilities	1,575,000	4.1	3.67%	—	0	—%
Total cash flow hedges: Interest rate swaps	$3,650,000	3.1	3.10%	$3,815,000	3.7	2.91%

	September 30, 2024		September 30, 2023
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$11,467	$395	—	—
Other Liabilities	—	—	1,830	(1)
Forward Commitments for the sale of mortgage loans
Other Assets	—	—	2,094	11
Other Liabilities	17,411	(72)	—	—
Total derivatives not designated as hedging instruments	$28,878	$323	$3,924	$10

The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

	Location of Gain or (Loss) Recognized in Income	Year Ended September 30,
		2024	2023	2022
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$(75,900)	$146,807	$141,163
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds and Deposits	88,354	59,821	(22,740)
Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$395	$332	$(858)
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	(72)	11	—
The Company estimates that $25,797 of the amounts reported in AOCI will be reclassified as a reduction to interest expense during the fiscal year ending September 30, 2025.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as an intermediary on each cleared transaction. At September 30, 2024 and 2023, there was $7,844 and $24,887, respectively, of cash collateral included in other assets, and $68,932 and $59,813, respectively, included in investment securities related to initial margin requirements that are held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis.

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

	September 30,
	2024	2023
Statements of Condition
Assets:
Cash and due from banks	$1,556	$1,424
Investment securities - available for sale	3,844	3,646
Other loans:
Demand loan due from Third Federal Savings and Loan	124,683	172,307
ESOP loan receivable	33,015	37,254
Investments in:
Third Federal Savings and Loan	1,692,789	1,704,315
Non-thrift subsidiaries	8,440	8,268
Prepaid federal and state taxes	75	738
Deferred income taxes	80	200
Accrued receivables and other assets	9,277	9,786
Total assets	$1,873,759	$1,937,938
Liabilities and shareholders’ equity:
Line of credit due non-thrift subsidiary	$8,439	$8,132
Accrued expenses and other liabilities	2,696	2,445
Total liabilities	11,135	10,577
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,710,854 and 280,359,173 outstanding at September 30, 2024 and September 30, 2023, respectively	3,323	3,323
Paid-in capital	1,754,365	1,755,027
Treasury stock, at cost; 51,607,896 and 51,959,577 shares at September 30, 2024 and September 30, 2023, respectively	(772,195)	(776,101)
Unallocated ESOP shares	(22,750)	(27,084)
Retained earnings—substantially restricted	915,489	886,984
Accumulated other comprehensive income	(15,608)	85,212
Total shareholders’ equity	1,862,624	1,927,361
Total liabilities and shareholders’ equity	$1,873,759	$1,937,938

	Years Ended September 30,
	2024	2023	2022
Statements of Comprehensive Income (Loss)
Interest income:
Demand loan due from Third Federal Savings and Loan	$8,401	$9,047	$1,600
ESOP loan	2,805	2,433	1,400
Other interest income	72	54	6
Investment securities available for sale	45	45	43
Total interest income	11,323	11,579	3,049
Interest expense:
Borrowed funds from non-thrift subsidiaries	402	351	97
Total interest expense	402	351	97
Net interest income	10,921	11,228	2,952
Non-interest income:
Intercompany service charges	30	30	30
Dividend from Third Federal Savings and Loan	—	40,000	56,000
Total other income	30	40,030	56,030
Non-interest expenses:
Salaries and employee benefits	5,331	4,825	4,534
Professional services	1,159	1,253	1,456
Office property and equipment	13	13	13
Other operating expenses	250	217	223
Total non-interest expenses	6,753	6,308	6,226
Income before income tax benefit	4,198	44,950	52,756
Income tax benefit	(1,120)	(1,294)	(2,826)
Income before undistributed earnings of subsidiaries	5,318	46,244	55,582
Equity in undistributed earnings of subsidiaries (dividend in excess of earnings):
Third Federal Savings and Loan	74,097	28,843	17,260
Non-thrift subsidiaries	173	163	1,723
Net income	79,588	75,250	74,565
Change in net unrealized gain (loss) on securities available for sale	20,114	(7,273)	(34,860)
Change in cash flow hedges	(126,646)	66,649	127,093
Change in pension obligation	5,712	2,688	(1,283)
Total other comprehensive income (loss)	(100,820)	62,064	90,950
Total comprehensive income	$(21,232)	$137,314	$165,515

	Years Ended September 30,
	2024	2023	2022
Statements of Cash Flows
Cash flows from operating activities:
Net income	$79,588	$75,250	$74,565
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiaries) dividend in excess of earnings:
Third Federal Savings and Loan	(74,097)	(28,843)	(17,260)
Non-thrift subsidiaries	(173)	(163)	(1,723)
Deferred income taxes	73	87	81
ESOP and stock-based compensation expense	2,037	1,863	1,543
Net decrease (increase) in interest receivable and other assets	1,189	(1,351)	908
Net increase (decrease) in accrued expenses and other liabilities	223	(273)	48
Net cash provided by operating activities	8,840	46,570	58,162
Cash flows from investing activities:
Purchase of securities available for sale	—	—	(4,071)
(Increase) decrease in balances lent to Third Federal Savings and Loan	47,624	12,465	304
Net cash provided by (used in) investing activities	47,624	12,465	(3,767)
Cash flows from financing activities:
Principal reduction of ESOP loan	4,239	4,673	4,527
Purchase of treasury shares	—	(5,000)	(5,049)
Dividends paid to common shareholders	(58,953)	(58,294)	(58,297)
Acquisition of treasury shares through net settlement	(1,925)	(978)	(1,241)
Net increase (decrease) in borrowings from non-thrift subsidiaries	307	647	1,649
Net cash used in financing activities	(56,332)	(58,952)	(58,411)
Net increase (decrease) in cash and cash equivalents	132	83	(4,016)
Cash and cash equivalents—beginning of year	1,424	1,341	5,357
Cash and cash equivalents—end of year	$1,556	$1,424	$1,341
19. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period, adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain non-forfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At September 30, 2024 and 2023, the ESOP held 2,275,031 and 2,708,371 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s EPS calculations.

	For the Year Ended September 30, 2024
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$79,588
Less: income allocated to restricted stock units	1,426
Basic earnings per share:
Income available to common shareholders	78,162	278,178,496	$0.28
Diluted earnings per share:
Effect of dilutive potential common shares		965,028
Income available to common shareholders	$78,162	279,143,524	$0.28

	For the Year Ended September 30, 2023
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$75,250
Less: income allocated to restricted stock units	1,569
Basic earnings per share:
Income available to common shareholders	73,681	277,436,382	$0.27
Diluted earnings per share:
Effect of dilutive potential common shares		1,147,072
Income available to common shareholders	$73,681	278,583,454	$0.26

	For the Year Ended September 30, 2022
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$74,565
Less: income allocated to restricted stock units	1,510
Basic earnings per share:
Income available to common shareholders	73,055	277,370,762	$0.26
Diluted earnings per share:
Effect of dilutive potential common shares		1,315,603
Income available to common shareholders	$73,055	278,686,365	$0.26

The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted EPS because their inclusion would be anti-dilutive.

	For the Year Ended September 30,
	2024	2023	2022
Options to purchase shares	2,189,675	1,991,975	407,100
Restricted and performance share units	30,000	57,669	50,000

20. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted in fiscal year ended September 30, 2024
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326). The amendments in this update eliminate the accounting guidance for TDR by creditors in Subtopic 310-40, while enhancing disclosure requirements for certain loan refinancings and modifications by creditors when the borrower is experiencing financial difficulty. Additionally, this amendment requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326. This update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance as of October 1, 2023, and applied the modified retrospective transition method that evaluates loans previously identified as TDRs for credit loss under the Company’s current ACL policy. Upon adoption, an increase in retained earnings of $7,898, net of income taxes, resulted from a pretax decrease to the allowance for credit losses on loans and unfunded commitments of $10,262. The enhanced disclosure requirements provided for by the ASU have been adopted on a prospective basis. The required disclosures are included in Note 5. LOANS AND ALLOWANCES FOR CREDIT LOSSES.
Issued but not yet adopted as of September 30, 2024
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update improve disclosures about a public entity's reportable segments and addresses request from investors and other allocators of capital for additional information about a reportable segment's expenses. While the Company only has one reportable segment, the update requires public entities with a single segment to provide all segment disclosures under ASC 280. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented in the financial statements. The Company intends to present the newly required annual disclosures in its Annual Report on Form 10-K for the fiscal year ending September 30, 2025 and the newly required interim disclosures beginning with its Quarterly Report on Form 10-Q for the period ending December 31, 2025. The Company does not expect the adoption to have a material effect on the consolidated financial statements or disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. The update is effective for fiscal years beginning after December 15, 2024. Management is currently evaluating the impact of the ASU on the Company's income tax disclosures within the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company's consolidated financial statements or do not apply to its operations.

21. RELATED PARTY TRANSACTIONS
The Company has periodically made loans and extensions of credit, in the ordinary course of business, to certain directors and executive officers. These loans were originated with normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. The aggregate amount of loans to such related parties at both September 30, 2024 and 2023 was $0.

FORM 10-K EXHIBIT INDEX

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

3.1	Amended and Restated Charter of TFS Financial Corporation, dated January 16, 2007	Amendment No. 2 to Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on February 9, 2006; Exhibit 3.2 therein)

3.2	Amended and Restated Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on April 28, 2008; Exhibit 3.2 therein)

3.3	Amendment to Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on October 29, 2018; Exhibit 3 therein)

3.4	Amendment to Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on July 1, 2022; Exhibit 3 therein)

4.1	Form of Common Stock Certificate of TFS Financial Corporation	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 4 therein)

4.2	Description of Registrant's Securities	Annual Report on Form 10-K No. 001-33390 (filed with the SEC on November 24, 2020; Exhibit 4.2 therein)

10.1	[Intentionally omitted]

10.2	Financial, Retirement & Estate Planning Program as amended and restated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.2 therein)

10.3	Resolution Regarding Executive Physical Program, dated May 16, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.3 therein)

10.4	Company Car Program, dated February 24, 1995	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.4 therein)

10.5	Executive Retirement Benefit Plan I, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.5 therein)

10.6	Benefit Equalization Plan, dated January 1, 2005	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.6 therein)

10.7	Split Dollar Agreement, dated January 29, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.7 therein)

10.8	Resolution Regarding Supplemental Split Dollar Life Insurance Plan, dated August 22, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.8 therein)

10.9	[Intentionally omitted]

10.10	TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement for the 2018 Annual Meeting of Stockholders)	Proxy Statement on Schedule 14A, No. 001-33390 (filed with the SEC on January 9, 2018)

10.11	TFS Financial Corporation Management Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for the 2018 Annual Meeting of Stockholders)	Proxy Statement on Schedule 14A, No. 001-33390 (filed with the SEC on January 9, 2018)

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

10.12	First Amendment to the Restricted Stock Unit Award Agreement (August 11, 2008 award), dated August 9, 2012	Current Report on Form 8-K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.1 therein)

10.13	First Amendment to the Restricted Stock Unit Award Agreement (May 12, 2009 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.2 therein)

10.14	First Amendment to the Restricted Stock Unit Award Agreement (May 14, 2010 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.3 therein)

14	Code of Ethics	Available on our website, www.thirdfederal.com

19	Insider trading policies and procedures	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

97	Policy relating to recovery of erroneously awarded compensation	Filed herewith

100	XBRL related documents	The following financial statements from TFS Financial Corporation’s Annual Report on Form 10-K for the year ended September 30, 2024 filed on November 21, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document

101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	November 21, 2024	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	November 21, 2024	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 21, 2024	/S/ MEREDITH S. WEIL
Meredith S. Weil Chief Financial Officer (Principal Financial Officer)

Dated:	November 21, 2024	/S/ SUSANNE N. MILLER
Susanne N. Miller Chief Accounting Officer (Principal Accounting Officer)

Dated:	November 21, 2024	/S/ BARBARA J. ANDERSON
Barbara J. Anderson, Director

Dated:	November 21, 2024	/S/ ANTHONY J. ASHER
Anthony J. Asher, Director

Dated:	November 21, 2024	/S/ TERRENCE L. BAUER
Terrence L. Bauer, Director

Dated:	November 21, 2024	/S/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated:	November 21, 2024	/S/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated:	November 21, 2024	/S/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated:	November 21, 2024	/S/ TERRENCE R. OZAN
Terrence R. Ozan, Director

Dated:	November 21, 2024	/S/ JOHN P. RINGENBACH
John P. Ringenbach, Director

Dated:	November 21, 2024	/S/ MEREDITH S. WEIL
Meredith S. Weil, Director

Dated:	November 21, 2024	/S/ DANIEL F. WEIR
Daniel F. Weir, Director

Dated:	November 21, 2024	/S/ ASHLEY H. WILLIAMS
Ashley H. Williams, Director