Form 10-Q
period 2024-12-31
TFS Financial CORP
filed 2025-02-06
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2024
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of February 4, 2025, there were 280,799,401 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.9% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

ACL: Allowance for Credit Losses	FHLB: Federal Home Loan Bank
AOCI: Accumulated Other Comprehensive Income	FICO: Fair Isaac Corporation
ARM: Adjustable Rate Mortgage	FRB-Cleveland: Federal Reserve Bank of Cleveland
ASC: Accounting Standards Codification	Freddie Mac: Federal Home Loan Mortgage Corporation
ASU: Accounting Standards Update	FRS: Board of Governors of the Federal Reserve System
Association: Third Federal Savings and Loan	GAAP: Generally Accepted Accounting Principles
Association of Cleveland	Ginnie Mae: Government National Mortgage Association
BOLI: Bank Owned Life Insurance	GVA: General Valuation Allowances
CDs: Certificates of Deposit	HPI: Home Price Index
CECL: Current Expected Credit Losses	IRR: Interest Rate Risk
CET1: Common Equity Tier 1	IRS: Internal Revenue Service
CFPB: Consumer Financial Protection Bureau	IVA: Individual Valuation Allowance
CLTV: Combined Loan-to-Value	LIHTC: Low Income Housing Tax Credit
Company: TFS Financial Corporation and its subsidiaries	LIP: Loans-in-Process
CRA: Community Reinvestment Act	LTV: Loan-to-Value
DFA: Dodd-Frank Wall Street Reform and Consumer	NII: Net Interest Income
Protection Act	OCC: Office of the Comptroller of the Currency
DIF: Deposit Insurance Fund	OCI: Other Comprehensive Income
EPS: Earnings per Share	PCAOB: Public Company Accounting Oversight Board
ESOP: Third Federal Employee (Associate) Stock	REMICs: Real Estate Mortgage Investment Conduits
Ownership Plan	REO: Real Estate Owned
EVE: Economic Value of Equity	SEC: United States Securities and Exchange Commission
Fannie Mae: Federal National Mortgage Association	SOFR: Secured Overnight Financing Rate
FASB: Financial Accounting Standards Board	TDR: Troubled Debt Restructuring
FDIC: Federal Deposit Insurance Corporation	Third Federal Savings, MHC: Third Federal Savings
FHFA: Federal Housing Finance Agency	and Loan Association of Cleveland, MHC

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	December 31, 2024	September 30, 2024
ASSETS
Cash and due from banks	$32,582	$26,287
Other interest-earning cash equivalents	433,349	437,431
Cash and cash equivalents	465,931	463,718
Investment securities available for sale (amortized cost $542,155 and $553,559, respectively)	507,710	526,251
Mortgage loans held for sale ($829 and $10,713 measured at fair value, respectively)	829	17,775
Loans held for investment, net:
Mortgage loans	15,340,842	15,321,400
Other loans	6,746	5,705
Deferred loan expenses, net	65,880	64,956
Allowance for credit loss on loans	(70,559)	(70,002)
Loans, net	15,342,909	15,322,059
Mortgage loan servicing rights, net	7,721	7,627
Federal Home Loan Bank stock, at cost	223,972	228,494
Real estate owned, net	—	174
Premises, equipment, and software, net	32,693	33,187
Accrued interest receivable	57,521	59,398
Bank owned life insurance contracts	320,032	317,977
Other assets	98,268	114,125
TOTAL ASSETS	$17,057,586	$17,090,785
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$10,207,257	$10,195,079
Borrowed funds	4,656,323	4,792,847
Borrowers’ advances for insurance and taxes	140,011	113,637
Principal, interest, and related escrow owed on loans serviced	39,418	28,753
Accrued expenses and other liabilities	100,300	97,845
Total liabilities	15,143,309	15,228,161
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,799,401 and 280,710,854 outstanding at December 31, 2024 and September 30, 2024, respectively	3,323	3,323
Paid-in capital	1,754,241	1,754,365
Treasury stock, at cost; 51,519,349 and 51,607,896 shares at December 31, 2024 and September 30, 2024, respectively	(771,572)	(772,195)
Unallocated ESOP shares	(21,667)	(22,750)
Retained earnings—substantially restricted	923,139	915,489
Accumulated other comprehensive income (loss)	26,813	(15,608)
Total shareholders’ equity	1,914,277	1,862,624
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,057,586	$17,090,785
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	December 31,
	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$172,152	$162,035
Investment securities available for sale	4,455	4,395
Other interest and dividend earning assets	10,161	10,729
Total interest and dividend income	186,768	177,159
INTEREST EXPENSE:
Deposits	77,942	64,326
Borrowed funds	40,498	43,741
Total interest expense	118,440	108,067
NET INTEREST INCOME	68,328	69,092
PROVISION (RELEASE) FOR CREDIT LOSSES	(1,500)	(1,000)
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	69,828	70,092
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,224	1,748
Net gain on the sale of loans	1,115	481
Increase in and death benefits from bank owned life insurance contracts	2,682	3,191
Other	482	895
Total non-interest income	6,503	6,315
NON-INTEREST EXPENSE:
Salaries and employee benefits	26,606	27,116
Marketing services	3,654	4,431
Office property, equipment and software	6,844	6,845
Federal insurance premium and assessments	3,585	3,778
State franchise tax	1,047	1,176
Other expenses	6,205	6,931
Total non-interest expense	47,941	50,277
INCOME BEFORE INCOME TAXES	28,390	26,130
INCOME TAX EXPENSE	5,964	5,423
NET INCOME	$22,426	$20,707
Earnings per share—basic and diluted	$0.08	$0.07
Weighted average shares outstanding
Basic	278,538,110	277,841,526
Diluted	279,578,652	279,001,898
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2024	2023
Net income	$22,426	$20,707
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale	(5,503)	11,655
Net change in cash flow hedges	47,924	(87,205)
Net change in defined benefit plan obligation	—	524
Total other comprehensive income (loss)	42,421	(75,026)
Total comprehensive income (loss)	$64,847	$(54,319)
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended December 31, 2023
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2023	$3,323	$1,755,027	$(776,101)	$(27,084)	$886,984	$85,212	$1,927,361
Cumulative effect from changes in accounting principle, net of tax[1]	—	—	—	—	7,898	—	7,898
Net income	—	—	—	—	20,707		20,707
Other comprehensive income (loss), net of tax	—	—	—	—	—	(75,026)	(75,026)
ESOP shares allocated or committed to be released	—	322	—	1,084	—	—	1,406
Compensation costs for equity incentive plans	—	915	—	—	—	—	915
Treasury stock allocated to equity incentive plan	—	(5,824)	3,906	—	—	—	(1,918)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,616)	—	(14,616)
Balance at December 31, 2023	$3,323	$1,750,440	$(772,195)	$(26,000)	$900,973	$10,186	$1,866,727

	For the Three Months Ended December 31, 2024
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2024	$3,323	$1,754,365	$(772,195)	$(22,750)	$915,489	$(15,608)	$1,862,624
Net income	—	—	—	—	22,426	—	22,426
Other comprehensive income (loss), net of tax	—	—	—	—	—	42,421	42,421
ESOP shares allocated or committed to be released	—	361	—	1,083	—	—	1,444
Compensation costs for equity incentive plans	—	905	—	—	—	—	905
Treasury stock allocated to equity incentive plan	—	(1,390)	623	—	—	—	(767)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,776)	—	(14,776)
Balance at December 31, 2024	$3,323	$1,754,241	$(771,572)	$(21,667)	$923,139	$26,813	$1,914,277
1 Related to ASU 2022-02 adopted November 2, 2023, based on September 30, 2023 data.
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Three Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,426	$20,707
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,349	2,321
Depreciation and amortization	5,309	4,581
Deferred income taxes	(10)	(25)
Provision (release) for credit losses	(1,500)	(1,000)
Net gain on the sale of loans	(1,115)	(481)
Other net (gains) losses	(19)	239
Proceeds from sales of loans held for sale	34,970	4,369
Loans originated and principal repayments on loans for sale	(22,716)	(2,123)
Increase in bank owned life insurance contracts	(2,548)	(3,191)
Net decrease in interest receivable and other assets	10,109	1,960
Net (decrease) increase in accrued expenses and other liabilities	(1,710)	8,969
Net cash provided by operating activities	45,545	36,326
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(799,167)	(769,865)
Principal repayments on loans	733,146	649,526
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	97,225	79,120
Proceeds from sale of:
Loans	47,802	84,975
Real estate owned	193	133
FHLB stock	4,522	26,913
Purchases of:
FHLB stock	—	(34,515)
Securities available for sale	(86,098)	(80,835)
Premises and equipment	(637)	(703)
Other	289	3,414
Net cash used in investing activities	(2,725)	(41,837)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	14,431	463,767
Net increase (decrease) in borrowers' advances for insurance and taxes	26,374	(15,324)
Net increase (decrease) in principal and interest owed on loans serviced	10,665	(607)
Net increase (decrease) in short-term borrowed funds	41,000	(717,000)
Proceeds from long-term borrowed funds	—	575,000
Repayment of long-term borrowed funds	(175,673)	(100,805)
Cash collateral/settlements received from (provided to) derivative counterparties	58,260	(97,809)
Acquisition or net settlement of treasury shares	(767)	(1,918)
Dividends paid to common shareholders	(14,897)	(14,771)
Net cash (used in) provided by financing activities	(40,607)	90,533
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,213	85,022
CASH AND CASH EQUIVALENTS—Beginning of period	463,718	466,746
CASH AND CASH EQUIVALENTS—End of period	$465,931	$551,768
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$82,841	$60,484
Cash paid for interest on borrowed funds	54,439	62,517
Cash paid (received) for interest on interest rate swaps	(18,173)	(22,351)
Cash paid for income taxes	113	220
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans from held for investment to held for sale	43,702	84,868
Transfer of loans from held for sale to held for investment	1,327	—
Treasury stock issued for stock benefit plans	1,390	5,824
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other financial services. As of December 31, 2024, approximately 80.9% of the Company’s outstanding shares were owned by the federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at December 31, 2024, and its consolidated results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
In accordance with SEC Regulation S-X for interim financial information, these financial statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, contains audited consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025, or for any other period.
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

2.EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At December 31, 2024 and 2023, the ESOP held 2,166,696 and 2,600,036 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended December 31,
	2024			2023
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$22,426			$20,707
Less: income allocated to restricted stock units	353			405
Basic earnings per share:
Income available to common shareholders	22,073	278,538,110	$0.08	20,302	277,841,526	$0.07
Diluted earnings per share:
Effect of dilutive potential common shares		1,040,542			1,160,372
Income available to common shareholders	$22,073	279,578,652	$0.08	$20,302	279,001,898	$0.07

The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended December 31,
	2024	2023
Options to purchase shares	1,513,175	1,991,975
Restricted and performance stock units	20,000	30,000

3.INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below.

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$483,951	$454	$(34,691)	$449,714
Fannie Mae certificates	2,768	23	(7)	2,784
Freddie Mac certificates	1,137	—	(58)	1,079
U.S. government and agency obligations	54,299	29	(195)	54,133
Total	$542,155	$506	$(34,951)	$507,710

	September 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$476,680	$1,202	$(28,481)	$449,401
Fannie Mae certificates	2,810	137	(2)	2,945
Freddie Mac certificates	1,138	—	(9)	1,129
U.S. government and agency obligations	72,931	29	(184)	72,776
Total	$553,559	$1,368	$(28,676)	$526,251
 At December 31, 2024 and September 30, 2024, investment securities included $50,304 and $68,932, respectively, of U.S. government obligations pledged as collateral on our open swap positions to meet margin requirements established by the clearing organization. Accrued interest on investment securities is $1,875 and $2,399 at December 31, 2024 and September 30, 2024, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
The following is a summary of our securities portfolio by the period remaining until contractual maturity and by weighted average yield at December 31, 2024 and September 30, 2024. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields are not presented on a tax-equivalent basis and are calculated by multiplying each carry value by its yield and dividing the sum of these results by the total carry values. We did not hold any tax-exempt securities at December 31, 2024 or September 30, 2024.

	December 31, 2024			September 30, 2024
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$50,443	$50,471	4.32%	$69,192	$69,219	5.25%
Due after one to five years	6,455	6,239	1.77	7,551	7,332	1.87
Due after five to ten years	25,355	24,500	3.33	27,639	27,162	3.22
Ten years or greater	459,902	426,500	3.23	449,177	422,538	3.16
Total	$542,155	$507,710	3.32%	$553,559	$526,251	3.40%

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at December 31, 2024 and September 30, 2024, were as follows:

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$87,038	$457	$304,990	$34,234	$392,028	$34,691
Fannie Mae certificates	—	—	96	7	96	7
Freddie Mac certificates	—	—	1,079	58	1,079	58
U.S. government and agency obligations	—	—	3,829	195	3,829	195
Total	$87,038	$457	$309,994	$34,494	$397,032	$34,951

	September 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$9,393	$9	$325,660	$28,472	$335,053	$28,481
Fannie Mae certificates	—	—	101	2	101	2
Freddie Mac certificates	—	—	1,129	9	1,129	9
U.S. government and agency obligations	—	—	3,844	184	3,844	184
Total	$9,393	$9	$330,734	$28,667	$340,127	$28,676
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
Since the decline in value is primarily attributable to an increase in market interest rates and not credit quality deterioration, and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities prior to recovery of the amortized cost, the Company did not record an allowance for credit losses on investment securities as of December 31, 2024 or September 30, 2024.

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	December 31, 2024	September 30, 2024
Real estate loans:
Residential Core	$11,170,777	$11,385,142
Residential Home Today	39,749	40,936
Home equity lines of credit (1)	3,513,094	3,323,381
Home equity loans (1)	608,454	561,926
Construction	18,225	21,701
Real estate loans	15,350,299	15,333,086
Other loans	6,746	5,705
Add (deduct):
Deferred loan expenses, net	65,880	64,956
Loans in process	(9,457)	(11,686)
Allowance for credit losses on loans	(70,559)	(70,002)
Loans held for investment, net	$15,342,909	$15,322,059
(1) For the three months ending December 31, 2024, balances of home equity lines of credit and home equity loans are reported as separate line items. Prior periods have been reclassified to conform to the current presentation.
Loans held for investment are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses and any applicable loans-in-process. Accrued interest is $55,628 and $56,982 as of December 31, 2024 and September 30, 2024, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. At December 31, 2024 and September 30, 2024, the percentage of aggregate Residential Core, Residential Home Today and Construction loans secured by properties in Ohio was 58% at both dates, and the percentage of those loans secured by properties in Florida was 17% at both dates. As of December 31, 2024 and September 30, 2024, home equity lines of credit were concentrated in Ohio (23% at both dates), Florida (22% at both dates), and California (17% and 16%, respectively). As of December 31, 2024 and September 30, 2024, home equity loans were concentrated in Ohio (25% and 26%, respectively), Florida (24% and 25%, respectively), and California (19% as of both dates).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to periodic rate adjustments caps and various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $4,278,412 and $4,379,132 at December 31, 2024 and September 30, 2024, respectively.
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
Other loans are comprised of loans secured by certificate of deposit accounts, which are fully secured and recoverable in the event of non-payment, and forgivable down payment assistance loans, which are unsecured loans used as down payment assistance to borrowers qualified through partner housing agencies. The Company records a liability for the down payment assistance loans which are forgiven in equal increments over a pre-determined term, subject to residency requirements.
Loans held for sale include loans originated or purchased with the intent to sell which are generally priced in alignment with secondary market pricing and may be subject to loan level pricing adjustments. Additionally, loans originated or purchased for the held for investment portfolio may later be identified for sale and transferred to the held for sale portfolio, which may include loans originated or purchased within the parameters of programs established by Fannie Mae. During the three months ended December 31, 2024 and December 31, 2023, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At December 31, 2024 and September 30, 2024, mortgage loans held for sale totaled $829 and $17,775, respectively. During the three months ended December 31, 2024, the principal balance of loans sold, according to trade date, was $72,031 (including loans in contracts pending settlement) compared to $87,843 (including no contracts pending settlement) during the three months ended December 31, 2023. During the three months ended December 31, 2024, the amortized cost of loans originated as held for sale that were subsequently transferred to the held for investment portfolio was $1,327, compared to $0 during the three months ended December 31, 2023.

DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at December 31, 2024 and September 30, 2024, is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2024
Real estate loans:
Residential Core	$8,707	$4,579	$10,022	$23,308	$11,171,542	$11,194,850
Residential Home Today	637	422	535	1,594	37,694	39,288
Home equity lines of credit	4,541	1,293	4,643	10,477	3,539,698	3,550,175
Home equity loans	310	125	461	896	612,826	613,722
Construction	—	—	—	—	8,687	8,687
Total real estate loans	14,195	6,419	15,661	36,275	15,370,447	15,406,722
Other loans	—	—	—	—	6,746	6,746
Total	$14,195	$6,419	$15,661	$36,275	$15,377,193	$15,413,468

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2024
Real estate loans:
Residential Core	$7,554	$4,024	$8,881	$20,459	$11,388,395	$11,408,854
Residential Home Today	814	307	693	1,814	38,657	40,471
Home equity lines of credit	3,556	1,014	4,078	8,648	3,351,495	3,360,143
Home equity loans	578	107	282	967	565,906	566,873
Construction	—	—	—	—	10,015	10,015
Total real estate loans	12,502	5,452	13,934	31,888	15,354,468	15,386,356
Other loans	—	—	—	—	5,705	5,705
Total	$12,502	$5,452	$13,934	$31,888	$15,360,173	$15,392,061
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
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative allowance, primarily because they have already been subject to collateral review and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. There are no loans 90 or more days past due and still accruing at December 31, 2024 or September 30, 2024.

	December 31, 2024		September 30, 2024
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$18,389	$22,704	$18,937	$21,058
Residential Home Today	3,247	3,429	3,506	3,672
Home equity lines of credit	7,662	9,329	7,610	8,361
Home equity loans	623	1,053	460	519
Total non-accrual loans	$29,921	$36,515	$30,513	$33,610
At December 31, 2024 and September 30, 2024, respectively, the amortized cost in non-accrual loans includes $20,860 and $19,704 which are performing according to the terms of their agreement, of which $12,648 and $11,532 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. At December 31, 2024 and September 30, 2024, real estate loans include $10,835 and $10,527, respectively, of loans that were in the process of foreclosure.
Interest on loans in accrual status is recognized in interest income as it accrues on a daily basis. Accrued interest on loans in non-accrual status is written off by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $236 for the three months ended December 31, 2024, and $162 for the three months ended December 31, 2023, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a modification when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a modification that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.

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
Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors, are recognized when forecasted economic data used in the model differs from management's view or contains significant unobservable changes within a short period. Identifiable model limitations may also lead to qualitative adjustments, such as those made to reflect the expected recovery of loan amounts previously charged-off, beyond what the model is able to project. The qualitative adjustments resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. The net qualitative adjustment at December 31, 2024, was a reduction to the allowance for credit losses of $4,499, compared to a reduction of $5,519 at September 30, 2024. Qualitative adjustments are evaluated quarterly, at a minimum, based on current facts and circumstances.
Partial or full charge-offs are recognized for the amount of credit losses on loans when the borrower is experiencing financial difficulty. Charge-offs are taken when:
•For residential mortgage loans, payments are at least 150 days delinquent, but no later than 180 days delinquent;
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

	For the Three Months Ended December 31, 2024
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$44,402	$(2,444)	$(1)	$519	$42,476
Residential Home Today	(2,672)	(336)	—	479	(2,529)
Home equity lines of credit	16,590	1,162	(316)	758	18,194
Home equity loans	11,642	724	—	9	12,375
Construction	40	3	—	—	43
Total real estate loans	$70,002	$(891)	$(317)	$1,765	$70,559
Total Unfunded Loan Commitments (1)	$27,811	$(609)	$—	$—	$27,202
Total Allowance for Credit Losses	$97,813	$(1,500)	$(317)	$1,765	$97,761

(1) For all periods presented, the total allowance for unfunded loan commitments is recognized in accrued expenses and other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

	For the Three Months Ended December 31, 2023
	Beginning Balance	Adoption of ASU 2022-02[2]	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$55,375	$(5,896)	$(301)	$(150)	$361	$49,389
Residential Home Today	(1,236)	(1,896)	(138)	(30)	486	(2,814)
Home equity lines of credit	16,086	(2,468)	139	(330)	655	14,082
Home equity loans	6,961	(2)	1,380	—	15	8,354
Construction	129	—	(56)	—	—	73
Total real estate loans	$77,315	$(10,262)	$1,024	$(510)	$1,517	$69,084
Total Unfunded Loan Commitments (1)	$27,515	$—	$(2,024)	$—	$—	$25,491
Total Allowance for Credit Losses	$104,830	$(10,262)	$(1,000)	$(510)	$1,517	$94,575

(1) For all periods presented, the total allowance for unfunded loan commitments is recognized in accrued expenses and other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.
(2) The Company adopted ASU 2022-02 on October 1, 2023, which eliminated the accounting for TDRs, and changed the allowance methodology, as reflected above, from using the present value of cash flows. Instead, losses on loans with modifications to borrowers experiencing financial difficulties, previously identified as TDRs, will be estimated as described above, in the same manner as loans that have not been subject to such modifications.

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

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2025	2024	2023	2022	2021	Prior			Total
December 31, 2024
Real estate loans:
Residential Core
Pass	$135,300	$516,144	$1,473,849	$2,868,107	$1,790,799	$4,381,568	$—	$—	$11,165,767
Special Mention	—	—	—	—	212	734	—	—	946
Substandard	—	173	1,784	2,706	2,076	21,398	—	—	28,137
Total Residential Core	135,300	516,317	1,475,633	2,870,813	1,793,087	4,403,700	—	—	11,194,850
Residential Home Today (1)
Pass	—	—	—	—	—	35,220	—	—	35,220
Substandard	—	—	—	—	—	4,068	—	—	4,068
Total Residential Home Today	—	—	—	—	—	39,288	—	—	39,288
Home equity lines of credit
Pass	—	—	—	—	—	—	3,479,850	52,982	3,532,832
Special Mention	—	—	—	—	—	—	5,028	230	5,258
Substandard	—	—	—	—	—	—	7,096	4,989	12,085
Total Home equity lines of credit	—	—	—	—	—	—	3,491,974	58,201	3,550,175
Home equity loans
Pass	83,085	284,183	154,811	54,322	17,312	18,096	—	—	611,809
Special Mention	—	400	204	39	59	—	—	—	702
Substandard	—	85	669	149	74	234	—	—	1,211
Total Home equity loans	83,085	284,668	155,684	54,510	17,445	18,330	—	—	613,722
Total Construction	393	7,116	1,178	—	—	—	—	—	8,687
Total real estate loans
Pass	218,778	807,443	1,629,838	2,922,429	1,808,111	4,434,884	3,479,850	52,982	15,354,315
Special Mention	—	400	204	39	271	734	5,028	230	6,906
Substandard	—	258	2,453	2,855	2,150	25,700	7,096	4,989	45,501
Total real estate loans	$218,778	$808,101	$1,632,495	$2,925,323	$1,810,532	$4,461,318	$3,491,974	$58,201	$15,406,722
(1) No new originations of Home Today loans since fiscal year 2016.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term
	By fiscal year of origination
	2024	2023	2022	2021	2020	Prior			Total
September 30, 2024
Real estate loans:
Residential Core
Pass	$573,935	$1,500,928	$2,934,968	$1,841,516	$1,205,702	$3,323,146	$—	$—	$11,380,195
Special Mention	—	—	—	1,050	—	795	—	—	1,845
Substandard	178	1,629	2,416	1,157	1,814	19,620	—	—	26,814
Total Residential Core	574,113	1,502,557	2,937,384	1,843,723	1,207,516	3,343,561	—	—	11,408,854
Residential Home Today (1)
Pass	—	—	—	—	—	36,116	—	—	36,116
Substandard	—	—	—	—	—	4,355	—	—	4,355
Total Residential Home Today	—	—	—	—	—	40,471	—	—	40,471
Home equity lines of credit
Pass	—	—	—	—	—	—	3,290,851	54,190	3,345,041
Special Mention	—	—	—	—	—	—	3,735	607	4,342
Substandard	—	—	—	—	—	—	5,880	4,880	10,760
Total Home equity lines of credit	—	—	—	—	—	—	3,300,466	59,677	3,360,143
Home equity loans
Pass	305,870	163,969	57,254	18,461	5,147	14,621	—	—	565,322
Special Mention	111	613	101	—	—	51	—	—	876
Substandard	—	196	151	141	43	144	—	—	675
Total Home equity loans	305,981	164,778	57,506	18,602	5,190	14,816	—	—	566,873
Total Construction	7,932	2,083	—	—	—	—	—	—	10,015
Total real estate loans
Pass	887,737	1,666,980	2,992,222	1,859,977	1,210,849	3,373,883	3,290,851	54,190	15,336,689
Special Mention	111	613	101	1,050	—	846	3,735	607	7,063
Substandard	178	1,825	2,567	1,298	1,857	24,119	5,880	4,880	42,604
Total real estate loans	$888,026	$1,669,418	$2,994,890	$1,862,325	$1,212,706	$3,398,848	$3,300,466	$59,677	$15,386,356
(1) No new originations of Home Today loans since fiscal year 2016.
The following table presents gross charge-offs of residential loan receivables recorded during the fiscal year-to-date periods presented. There were no gross charge-offs in the equity loan or construction loan portfolios for the periods presented. There were no gross charge-offs in the non-revolving portfolios with origination years between 2020 and 2024 for the periods presented.

	For the Three Months Ended December 31, 2024
	Origination years prior to fiscal 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
				Total
Real estate loans:
Residential Core	$1	$—	$—	$1
Residential Home Today	—	—	—	—
Home equity lines of credit	—	157	159	316
Total real estate loans	$1	$157	$159	$317

	For the Three Months Ended December 31, 2023
	Origination years prior to fiscal 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
				Total
Real estate loans:
Residential Core	$150	$—	$—	$150
Residential Home Today	30	—	—	30
Home equity lines of credit	—	163	167	330
Total real estate loans	$180	$163	$167	$510
The home equity lines of credit that converted from revolving to term loans during the three months ended December 31, 2024, totaled $3,347, and during the three months ended December 31, 2023, totaled $1,135. The amount of conversions to term loans is expected to remain relatively low for several years since the length of the draw period on new originations changed from five to 10 years in 2016.
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
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At December 31, 2024 and September 30, 2024, no other loans were graded as non-performing.

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

The following tables present the amortized cost of modifications by type executed during the periods presented for borrowers experiencing financial difficulty. For the three months ended December 31, 2024 and December 31, 2023, there were no modifications made on construction loans.

	For the Three Months Ended December 31, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$213	$1,030	$177	$—	$1,420	0.01%
Residential Home Today	—	27	138	1	—	166	0.42
Home equity lines of credit	—	46	31	147	—	224	0.01
Home equity loans	—	—	—	—	—	—	—
Total	$—	$286	$1,199	$325	$—	$1,810	0.01%

	For the Three Months Ended December 31, 2023
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$2	$851	$124	$—	$977	0.01%
Residential Home Today	—	—	29	131	48	208	0.47
Home equity lines of credit	—	—	440	84	—	524	0.02
Home equity loans	—	—	53	—	—	53	0.01
Total	$—	$2	$1,373	$339	$48	$1,762	0.01%

The following tables present the financial effects of the loan modifications presented above based on the type of modification.

	For the Three Months Ended December 31, 2024			For the Three Months Ended December 31, 2023
	Interest Rate Reduction		Term Extension	Interest Rate Reduction		Term Extension
	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life
	From	To		From	To
Residential Core	5.73%	3.50%	13.8	5.99%	2.00%	7.3
Residential Home Today	4.00%	3.50%	9.8	4.26%	2.00%	20.0
Home equity lines of credit	6.99%	3.50%	1.2	4.24%	3.45%	17.4
Home equity loans	—%	—%	0.0	—%	—%	0.0
The performance of loans modified for borrowers experiencing financial difficulty is closely monitored by the Company to understand the effectiveness of modification efforts. Modifications made to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms are considered subsequently defaulted. The following table provides information, by type of modification, about loans that were modified within the last 12 months and subsequently defaulted during the three months ended December 31, 2024. There were no modifications that had subsequently defaulted for the three months ended December 31, 2023.

	For the Three Months Ended December 31, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$25	$14	$—	$39
Residential Home Today	—	—	58	—	—	58
Home equity lines of credit	—	—	199	—	—	199
Home equity loans	—	—	—	—	—	—
Total	$—	$—	$282	$14	$—	$296

The following tables present performance by loan type as of December 31, 2024 and December 31, 2023, on loans modified during the previous 12 months for borrowers experiencing financial difficulty. The loans in delinquency status primarily consisted of loans with significant payment delays prior to modification, which continue to be reported delinquent based on their original contractual terms.

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$817	$364	$1,301	$2,482	$3,697	$6,179
Residential Home Today	43	149	207	399	159	558
Home equity lines of credit	—	—	230	230	628	858
Home equity loans	—	—	—	—	90	90
Total	$860	$513	$1,738	$3,111	$4,574	$7,685

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$—	$—	$613	$613	$363	$976
Residential Home Today	—	—	17	17	191	208
Home equity lines of credit	—	—	440	440	85	525
Home equity loans	—	—	53	53	—	53
Total[1]	$—	$—	$1,123	$1,123	$639	$1,762
(1) The Company adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective October 1, 2023, therefore, the December 31, 2023 presentation only includes loans modified since adoption.

5.DEPOSITS
Deposit account balances are summarized as follows:

	December 31, 2024	September 30, 2024
Checking accounts	$844,122	$829,924
Savings accounts, excluding money market accounts	1,141,008	1,127,772
Money market accounts	177,580	193,074
Certificates of deposit	8,023,539	8,021,123
	10,186,249	10,171,893
Accrued interest	21,008	23,186
Total deposits	$10,207,257	$10,195,079
The aggregate amount of CDs in denominations of more than $250 was $1,347,643 and $1,283,719 at December 31, 2024 and September 30, 2024, respectively. In accordance with the DFA, the maximum amount of federal deposit insurance is $250 per depositor for each account ownership category.
Brokered CDs (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $1,097,499 and $1,217,303 at December 31, 2024 and September 30, 2024, respectively, of which $725,000 for both periods were aligned with interest rate swaps as discussed in Note 13. DERIVATIVE INSTRUMENTS. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well capitalized institution at December 31, 2024 and September 30, 2024, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
At December 31, 2024, the Association had a maximum borrowing capacity of $7,756,668, of which $4,656,323 was outstanding. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati, as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. The Association also has the ability to purchase Fed Funds through arrangements with other institutions. Additionally, the ability to borrow from the FRB-Cleveland Discount Window is available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio.
Total borrowings at December 31, 2024 are summarized in the table below:

	Borrowing Capacity	Borrowings Available	Borrowings Outstanding
FHLB	$6,767,656	$2,130,791	$4,636,865
FRB Cleveland	594,012	594,012	—
Fed Funds Purchased	395,000	395,000	—
Subtotal	$7,756,668	$3,119,803	4,636,865
Accrued Interest			19,458
Total Borrowings			$4,656,323
Maturities of borrowings at December 31, 2024 are summarized in the table below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$981,000	2.98%
13 to 24 months	850,273	2.97
25 to 36 months	1,176,405	3.55
37 to 48 months	400,000	3.67
49 to 60 months	902,302	3.39
Over 60 months	326,885	3.48
Total Advances	4,636,865	3.30
Accrued interest	19,458
Total	$4,656,323
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
For the three months ended December 31, 2024, and December 31, 2023, net interest expense related to short-term borrowings was $25,199 and $32,973, respectively.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss), net of tax and the related tax expense (benefit) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	December 31, 2024				December 31, 2023
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(21,059)	$8,886	$(3,435)	$(15,608)	$(41,173)	$135,532	$(9,147)	$85,212
Other comprehensive income (loss) before reclassifications	(5,503)	59,344	—	53,841	11,655	(69,974)	418	(57,901)
Amounts reclassified	—	(11,420)	—	(11,420)	—	(17,231)	106	(17,125)
Other comprehensive income (loss), net of tax	(5,503)	47,924	—	42,421	11,655	(87,205)	524	(75,026)
Balance at end of period	$(26,562)	$56,810	$(3,435)	$26,813	$(29,518)	$48,327	$(8,623)	$10,186
Tax expense (benefit) netted in other comprehensive income or loss	$(1,634)	$14,231	$—	$12,597	$3,460	$(25,896)	$157	$(22,279)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended December 31,		Line Item in the Consolidated Statements of Income
	2024	2023
Cash flow hedges:
Interest (income) expense	$(14,812)	$(22,348)	Interest expense
Net income tax effect	3,392	5,117	Income tax expense
Net of income tax expense	(11,420)	(17,231)

Amortization of defined benefit plan:
Actuarial loss	—	137	(a)
Net income tax effect	—	(31)	Income tax expense
Net of income tax expense	—	106

Total reclassifications for the period	$(11,420)	$(17,125)

(a) This item is included in the computation of net periodic pension cost. See Note 9. DEFINED BENEFIT PLAN for additional disclosure.

8.    INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and city jurisdictions. The Company’s combined federal and state effective income tax rate was 21.0% and 20.8% for the three months ended December 31, 2024 and December 31, 2023, respectively.

The Company is no longer subject to income tax examinations in its major jurisdictions for tax years ended prior to 2021. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the consolidated financial statements as a component of its provision for income taxes.
The Company makes certain investments in limited partnerships, which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three months ended December 31, 2024 and December 31, 2023.

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
The components of net periodic cost recognized in other non-interest expense in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	For the Three Months Ended
	December 31,
	2024	2023
Interest cost	$740	$827
Expected return on plan assets	(1,197)	(996)
Amortization of net loss	—	137
Net periodic (benefit) cost	$(457)	$(32)
There were no required minimum employer contributions during the three months ended December 31, 2024. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2025.

10.    EQUITY INCENTIVE PLAN
In December 2024, 174,700 restricted stock units and 135,300 performance share units were granted to directors, executive officers and certain managers of the Company. During the three months ended December 31, 2024, performance share units granted in December 2022 were reduced by 10,200 units, according to the targeted performance formula. The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented:

	For the Three Months Ended
	December 31,
	2024	2023
Stock option expense	$27	$—
Restricted stock units expense	660	669
Performance share units expense	218	246
Total stock-based compensation expense	$905	$915
At December 31, 2024, 1,528,175 shares were subject to options, with a weighted average exercise price of $15.62 per share and a weighted average grant date fair value of $2.05 per share. Expected future expense, relating to the 247,200 non-vested options outstanding as of December 31, 2024, is $192 over a weighted average period of 1.9 years. At December 31, 2024, 455,485 restricted stock units and 288,100 performance share units with a weighted average grant date fair value of $13.12 and $13.01 per unit, respectively, are unvested. Expected future compensation expense, relating to the 1,221,233 restricted stock units and 288,100 performance share units outstanding as of December 31, 2024, is $4,353 over a weighted average period of 2.2 years and $2,042 over a weighted average period of 2.3 years, respectively. Each unit is equivalent to one share of common stock.

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
At December 31, 2024, the Company had commitments to originate or purchase loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$86,222	$333
Adjustable-rate mortgage loans	9,364	39
Home equity loans and lines of credit	172,946	2,004
Total	$268,532	$2,376
At December 31, 2024, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$5,259,302	$24,783
Construction loans	9,457	43
Total	$5,268,759	$24,826
At December 31, 2024, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $5,301,084.
At December 31, 2024 and September 30, 2024, the Company had $1,600 and $17,411, respectively, in commitments to sell mortgage loans. At December 31, 2024 and September 30, 2024, the Company had $54,512 and $15,891, respectively, in commitments to purchase mortgage loans, which are included in mortgage loan commitments above.
The above commitments are expected to be funded through normal operations.
The Company is undergoing an escheat audit covering the states of Ohio, Kentucky and Florida. Any potential loss, or range of loss, that may result from this matter is not reasonably estimable at December 31, 2024.
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
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2024 and September 30, 2024, this includes $507,710 and $526,251, respectively, of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations, that can include items issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from independent third-party nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third-party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value with the exception of mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. The Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans, as permitted under the fair value guidance in U.S. GAAP. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At December 31, 2024 and September 30, 2024, there were $829 and $10,713 of loans held for sale subject to pending agency contracts measured at fair value, respectively, with unpaid principal balances of $810 and $10,336. For the three months ended December 31, 2024 and December 31, 2023, net gain (loss) on the sale of loans includes $(57) and $0, respectively, related to unrealized gains or losses during the period due to changes in the fair value of loans held for sale subject to pending agency contracts. At December 31, 2024 and September 30, 2024, there were $0 and $7,061 of loans held for sale carried at cost. Loans held for sale are included in Level 2 of the hierarchy. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at December 31, 2024 and September 30, 2024, were $0 and $174, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2024 and September 30, 2024, these adjustments were not significant to reported fair values. At December 31, 2024 and September 30, 2024, $0 and $220, respectively, of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis, where the cost basis equals or exceeds the estimated fair values, less estimated costs to dispose, of $0 and $46, respectively. There were no real estate owned carried at their original or adjusted cost basis at December 31, 2024 and September 30, 2024.

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
Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at December 31, 2024 and September 30, 2024, are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$449,714	$—	$449,714	$—
Fannie Mae certificates	2,784	—	2,784	—
Freddie Mac securities	1,079	—	1,079	—
U.S. government and agency obligations	54,133	—	54,133	—
Mortgage loans held for sale	829	—	829	—
Derivatives:
Interest rate lock commitments	26	—	—	26
Total	$508,565	$—	$508,539	$26
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$2	$—	$2	$—
Total	$2	$—	$2	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$449,401	$—	$449,401	$—
Fannie Mae certificates	2,945	—	2,945	—
Freddie Mac certificates	1,129	—	1,129	—
U.S. government and agency obligations	72,776	—	72,776	—
Mortgage loans held for sale	10,713	—	10,713	—
Derivatives:
Interest rate lock commitments	395	—	—	395
Total	$537,359	$—	$536,964	$395
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$72	$—	$72	$—
Total	$72	$—	$72	$—
The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended December 31,
	2024	2023
Beginning balance	$395	$(1)
(Loss)/Gain during the period due to changes in fair value:
Included in other non-interest income	(369)	56
Ending balance	$26	$55
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$26	$55
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$38,963	$—	$—	$38,963
Total	$38,963	$—	$—	$38,963

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$39,577	$—	$—	$39,577
Real estate owned(1)	220	—	—	220
Total	$39,797	$—	$—	$39,797
(1)Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value
	December 31, 2024	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$38,963	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	4.0%

Interest rate lock commitments	$26	Quoted Secondary Market pricing	Closure rate	0	-	100%	95.4%

	Fair Value
	September 30, 2024	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$39,577	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	4.0%

Interest rate lock commitments	$395	Quoted Secondary Market pricing	Closure rate	0	-	100%	90.1%
The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	December 31, 2024
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$32,582	$32,582	$32,582	$—	$—
Interest-earning cash equivalents	433,349	433,349	433,349	—	—
Investment securities available for sale	507,710	507,710	—	507,710	—
Mortgage loans held for sale	829	829	—	829	—
Loans, net:
Mortgage loans held for investment	15,336,163	13,815,477	—	—	13,815,477
Other loans	6,746	6,746	—	—	6,746
Federal Home Loan Bank stock	223,972	223,972	N/A	—	—
Accrued interest receivable	57,521	57,521	—	57,521	—
Cash collateral received from or held by counterparty	11,739	11,739	11,739	—	—
Derivatives	26	26	—	—	26
Liabilities:
Checking and passbook accounts	$2,162,710	$2,162,710	$—	$2,162,710	$—
Certificates of deposit	8,044,547	8,014,276	—	8,014,276	—
Borrowed funds	4,656,323	4,666,774	—	4,666,774	—
Borrowers’ advances for insurance and taxes	140,011	140,011	—	140,011	—
Principal, interest and escrow owed on loans serviced	39,418	39,418	—	39,418	—
Derivatives	2	2	—	2	—

	September 30, 2024
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$26,287	$26,287	$26,287	$—	$—
Interest-earning cash equivalents	437,431	437,431	437,431	—	—
Investment securities available for sale	526,251	526,251	—	526,251	—
Mortgage loans held for sale	17,775	17,986	—	17,986	—
Loans, net:
Mortgage loans held for investment	15,316,354	13,922,944	—	—	13,922,944
Other loans	5,705	5,705	—	—	5,705
Federal Home Loan Bank stock	228,494	228,494	N/A	—	—
Accrued interest receivable	59,398	59,398	—	59,398	—
Cash collateral received from or held by counterparty	7,844	7,844	7,844	—	—
Derivatives	395	395	—	—	395
Liabilities:
Checking and passbook accounts	$2,150,770	$2,150,770	$—	$2,150,770	$—
Certificates of deposit	8,044,309	7,989,992	—	7,989,992	—
Borrowed funds	4,792,847	4,819,873	—	4,819,873	—
Borrowers’ advances for insurance and taxes	113,637	113,637	—	113,637	—
Principal, interest and escrow owed on loans serviced	28,753	28,753	—	28,753	—
Derivatives	72	72	—	72	—

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
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges, are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Derivatives qualifying as cash flow hedges are settled daily, bringing their fair value to $0. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially, and continue to be, highly effective at December 31, 2024.
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

	December 31, 2024			September 30, 2024
		Weighted Average			Weighted Average
	Notional Value	Term (years)	Fixed-Rate Payments	Notional Value	Term (years)	Fixed-Rate Payments
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$3,390,000	2.9	3.01%	$2,075,000	2.3	2.68%
Other Liabilities	260,000	2.2	4.29	1,575,000	4.1	3.67
Total cash flow hedges: Interest rate swaps	$3,650,000	2.8	3.10%	$3,650,000	3.1	3.10%

	December 31, 2024		September 30, 2024
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$680	$26	$11,467	$395
Forward Commitments for the sale of mortgage loans
Other Liabilities	1,600	(2)	17,411	(72)
Total derivatives not designated as hedging instruments	$2,280	$24	$28,878	$323
The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

		Three Months Ended
	Location of Gain or (Loss)	December 31,
	Recognized in Income	2024	2023
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$76,967	$(90,753)
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds and Deposits	14,812	22,348

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$(369)	$56
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	70	(126)
The Company estimates that $31,812 of the amounts reported in AOCI will be reclassified as a reduction to interest expense during the twelve months ending December 31, 2025.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts, rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as an intermediary on each cleared transaction. At December 31, 2024 and September 30, 2024, there was $11,739 and $7,844, respectively, of cash collateral included in other assets, and $50,304 and $68,932, respectively, included in investment securities related to initial margin requirements that are held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

14.    RECENT ACCOUNTING PRONOUNCEMENTS
Adopted during the three months ended December 31, 2024
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures.” The amendments in this update improve disclosures about a public entity's reportable segments and addresses requests from investors and other allocators of capital for additional information about a reportable segment's expenses. While the Company only has one reportable segment, the update requires public entities with a single segment to provide all segment disclosures under ASC 280. The amendments in this update are effective for fiscal years beginning after December 15, 2023, or the Company's Form 10-K for the fiscal year ending September 30, 2025, and interim periods within fiscal years beginning after December 15, 2024, or the Company's fiscal year ending September 30, 2026, beginning with the Form 10-Q for the quarter ending December 31, 2025. Retrospective application is required for all prior periods presented in the financial statements. The Company does not expect the adoption to have a material effect on the consolidated financial statements or disclosures.
Issued but not yet adopted as of December 31, 2024
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures". The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income tax paid. The update is effective for fiscal years beginning after December 15, 2024, or the Company's fiscal year ending September 30, 2026. Prospective and retrospective application to prior periods presented in the financials is permitted, as well as early adoption. The Company is currently assessing the impact of the requirements on its consolidated financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03,“Income Statement (Subtopic 220-40) – Reporting Comprehensive Income – Expense Disaggregation Disclosures”. The amendments in this update improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for public business entities for annual periods beginning after December 15, 2026, or the Company's fiscal year ending September 30, 2028, and interim periods beginning after December 15, 2027, or the Company's fiscal year ending September 30, 2029. Early adoption is permitted and is effective on either a prospective or retrospective basis. The Company is currently assessing the impact of this guidance on its consolidated financial statement disclosures.
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
Since being organized in 1938, we grew to become, at the time of our initial public offering of stock in 2007, and continue to be, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with Having Fun.” Our values are reflected in the design and pricing of our loan and deposit products, as described below. Our values are further reflected in a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office was established and continues to be located and where we've been the developer of a community of 40 homes, intended to serve the low- to moderate income home owner. We intend to continue to adhere to our primary values and to support our customers and the communities in which we operate as we pursue our mission to help people achieve the dream of home ownership and financial security while creating value for our customers, our communities, our associates and our shareholders.
The unprecedented implications of the prolonged period of inversion in the yield curve, influenced by the FRS's restrictive monetary policy resulted in a heightened exposure of certain risks inherent in the banking industry. The yield curve is currently positive, normalizing in mid-September just prior to the FRS's 100 basis point rate cuts between September and December 2024. Taking all of this into consideration, we remain committed to our mission, business model, and strategic approach. Specifically, (1) our capital ratios remain a primary source of financial strength; (2) our core deposits remain stable and the majority of our deposit accounts fall within FDIC insurance limits; (3) we maintain adequate access to contingent sources of liquidity; and (4) our risk management practices around an array of financial disciplines are robust and commensurate to an institution of our size and complexity.
Capital ratios remain a source of financial strength for the Company and the Association as all capital ratios, including the Company's Common Equity Tier 1 Capital ratio of 18.32%, exceed the regulatory requirement to be considered "Well Capitalized". Additional details on our capital ratios are reported in the Liquidity and Capital Resources section of this Item 2.
The Company maintains high-quality core deposits distributed primarily across our Ohio and Florida branch network in products tailored toward consumers seeking non-transactional savings. As of December 31, 2024, 95.9% of our $9.11 billion retail deposit base consists of accounts structured under the FDIC insured limit of $250,000. The Company has the ability to fund 100% of all uninsured deposit balances through sources described later in this Item 2 under the heading Liquidity and Capital Resources.
The Company retains ample and diverse sources of liquidity and funding, beyond deposits. At December 31, 2024, our combined additional borrowing capacity under the Association's blanket pledge arrangements with the FHLB of Cincinnati and the FRB Cleveland along with our ability to purchase Fed Funds through arrangements with other institutions totaled $3.12 billion. We also hold marketable securities that could be sold and converted to cash. Further details about liquidity and funding are described in the section labelled Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth of this Item 2.
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

•Maintaining adjustable-rate loans and shorter-term fixed-rate loans;
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

Levels of Regulatory Capital
At December 31, 2024, the Company’s Tier 1 (leverage) capital totaled $1.85 billion, or 10.89%, of net average assets and 18.32% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.70 billion, or 9.96%, of net average assets and 16.74% of risk-weighted assets. Each of these measures is in excess of the requirements in effect for the Association at December 31, 2024, for designation as “well capitalized” under regulatory prompt corrective action provisions. Beginning this fiscal year, the Company entered into the final year of the five-year transitional period, as provided by a final rule, after CECL was adopted in fiscal year 2021. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and period end balances segregated by loan structure at origination:

	For the Three Months Ended December 31, 2024		For the Three Months Ended December 31, 2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations and Purchases:
ARM (all Smart Rate) production	$23,835	13.5%	$65,858	24.1%
Fixed-rate production:
Terms less than or equal to 10 years	1,203	0.7	2,157	0.8
Terms greater than 10 years	151,454	85.8	204,938	75.1
Total fixed-rate production	152,657	86.5	207,095	75.9
Total First Mortgage Loan Originations and Purchases	$176,492	100.0%	$272,953	100.0%

	December 31, 2024		September 30, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of First Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$4,278,412	38.2%	$4,379,132	38.3%
Fixed-rate Loans:
Terms less than or equal to 10 years	778,705	6.9	836,875	7.3
Terms greater than 10 years	6,153,409	54.9	6,210,073	54.4
Total fixed-rate loans	6,932,114	61.8	7,046,948	61.7
Total First Mortgage Loans Held For Investment	$11,210,526	100.0%	$11,426,080	100.0%
The following table sets forth the balances and yields as of December 31, 2024, for all ARM loans segregated by the next scheduled interest rate reset date:

	Current Balance of ARM Loans Scheduled for Interest Rate Reset	Yield
During the Fiscal Years Ending September 30,	(Dollars in thousands)
2025	$730,487	3.94%
2026	1,399,779	3.10%
2027	1,506,441	2.77%
2028	486,337	4.83%
2029	115,636	6.40%
2030	39,732	6.79%
Total	$4,278,412	3.45%
At December 31, 2024 and September 30, 2024, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $0.8 million and $17.8 million, respectively.

Loan Portfolio Yield
The following tables set forth the principal balance and interest yield as of December 31, 2024, for the portfolio of loans held for investment, by type of loan, structure and geographic location. Weighted average yields are based on principal balances as of December 31, 2024.

	December 31, 2024
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$778,705	5.1%	2.68%
Terms greater than 10 years	6,153,409	40.1	4.06
Total Fixed-Rate Residential Mortgage loans	6,932,114	45.2	3.90

ARMs	4,278,412	27.8	3.44
Home Equity Lines of Credit	3,513,094	22.8	6.60
Home Equity Loans	608,454	4.0	6.88
Construction and Other Loans	24,971	0.2	6.46
Total Loans Receivable	$15,357,045	100.0%	4.52%

	December 31, 2024
	Balance	Fixed Rate Balance	Fixed Rate Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,539,034	$5,078,652	77.7%	3.88%
Florida	1,933,393	934,432	48.3	3.54
Other	2,738,099	919,030	33.6	3.52
Total Residential Mortgage Loans	11,210,526	6,932,114	61.8	3.73
Home Equity Lines of Credit
Ohio	$801,081	$6,978	0.9%	6.61%
Florida	776,375	6,887	0.9	6.56
California	581,065	2,696	0.5	6.62
Other	1,354,573	2,822	0.2	6.62
Total Home Equity Lines of Credit	3,513,094	19,383	0.6	6.60
Home Equity Loans
Ohio	152,801	123,319	80.7	6.48
Florida	144,715	108,200	74.8	6.82
California	115,854	83,127	71.8	6.81
Other	195,084	152,048	77.9	7.29
Total Home Equity Loans	608,454	466,694	76.7	6.88
Construction and Other Loans	24,971	24,971	100.0	6.46
Total Loans Receivable	$15,357,045	$7,443,162	48.5%	4.52%

Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. Increasing our investments in loans with variable rates of interest help to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. We strive to grow the home equity line of credit portfolio through offering competitive rates, marketing efforts and by utilizing partners to attract more home equity line of credit customers. At December 31, 2024, the principal balance of home equity lines of credit (including those in repayment) that are structured to reset with each prime rate adjustment totaled $3.51 billion. Our home equity lending is discussed in the Lending Activities section of this Item 2.
Extending the Duration of Funding Sources
As a complement to our strategies to shorten the duration of our fixed rate interest-earning assets, as described above, we also seek to lengthen the duration of our interest-bearing funding sources. These efforts include monitoring the relative costs of alternative funding sources such as retail certificates of deposit, brokered certificates of deposit, longer-term (e.g. three years or greater) fixed-rate advances from the FHLB of Cincinnati, and shorter-term (e.g. one or three months) funding, the durations of which are extended by correlated interest rate exchange contracts ("swap"). Funding sources are discussed in more detail within this Item 2 in the sections entitled Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth and Liquidity and Capital Resources. All of our swaps are subject to collateral pledges and require specific structural features to qualify for hedge accounting treatment. Hedge accounting treatment directs that periodic mark-to-market adjustments be recorded in other comprehensive income (loss) in the equity section of the balance sheet, rather than being included in operating results of the income statement. The Association's intent is that any swap to which it may be a party will qualify for hedge accounting treatment.
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
Selling Fixed Rate Loans in the Secondary Market
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. First mortgage loans (primarily fixed-rate mortgages with terms of 15 years or more, Home Ready and certain loans purchased through our correspondent lending partner) are originated under Fannie Mae guidelines and are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. Currently, certain types of loans (i.e. our Smart Rate adjustable-rate loans, 10-year fixed-rate loans, and first mortgage loans secured by certain property types) are originated under our proprietary underwriting and closing process and are not eligible for sale to Fannie Mae. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions may be limited to loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral. Additionally, sales to private investors are dependent upon favorable market conditions, including motivated buyers, and involve more complicated negotiations and longer settlement timelines.
During the three months ended December 31, 2024, $72.0 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, to Fannie Mae on a servicing retained basis. Of these sold or committed loans, $56.6 million were originated as agency-compliant first mortgage loans, $4.5 million were purchased through a correspondent lending partnership, $10.3 million were originated under Fannie Mae's Home Ready initiative, and $0.6 million were originated through our mortgage banking brand, known as "Mortgage Passport." At December 31, 2024, loans classified as held for sale totaled $0.8 million. At December 31, 2024, we serviced $1.99 billion of loans we originated and later sold to investors.
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
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. At December 31, 2024, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that are at least 150 days past due, but not later than 180 days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing.

In an effort to limit our credit risk exposure and keep it consistent with the low risk appetite approved by the Board of Directors, the credit eligibility criteria is evaluated to ensure a successful homeowner has the primary source of repayment, followed by a collateral position that allows for a secondary source of repayment, if needed. Products that do not result in an effective mix of repayment ability are not offered. We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current quarter, the average credit score was 777 and the average LTV was 67% at origination. Our current delinquency levels reflect the higher credit standards to which we subject all new originations. As of December 31, 2024, loans originated or purchased had a balance of $15.41 billion, of which $36.2 million, or 0.2%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, where a large portion of our historical lending has occurred. At December 31, 2024, approximately 58.2% and 17.3% of the combined total of our residential Core and construction loans were held for investment, and approximately 23.1% and 22.3% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 25 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010, levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loans originated in the three months ended December 31, 2024, 20.2% are secured by properties in states other than Ohio or Florida.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. At December 31, 2024, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 9.96%. The Association's Tier 1 (leverage) capital ratio at December 31, 2024 included the negative impact of a $40 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2024. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered deposits), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. To attract deposits, we typically offer rates that are competitive with the rates on similar products offered by other financial institutions. At December 31, 2024, deposits totaled $10.21 billion (including $1.10 billion of brokered CDs), while borrowings totaled $4.66 billion and borrowers’ advances and servicing escrows totaled $179.4 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
While our retail deposit customers provide our primary source of funding, we maintain many alternative funding sources. First, we pledge available real estate mortgage loans with the FHLB of Cincinnati and the FRB-Cleveland. At December 31, 2024, the Association had the ability to borrow a maximum of $6.77 billion from the FHLB of Cincinnati and $594.0 million from the FRB-Cleveland Discount Window. As of December 31, 2024, our capacity for additional borrowing from the FHLB of Cincinnati was $2.13 billion. Second, we have the ability to purchase overnight Fed Funds up to $395.0 million through various arrangements with other institutions. Third, we invest in high quality marketable securities that exhibit limited market price variability and, to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At December 31, 2024, our investment securities portfolio totaled $507.7 million. Fourth, selling loans in the secondary market is a regular source of liquidity. During the three months ended December 31, 2024, we sold, or committed to sell $72.0 million in loans to Fannie Mae. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2024 and 2023, cash flows from operations provided $45.5 million and $36.3 million, respectively.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. We have successfully been able to reduce our operating expenses to help offset the pressure of margin compression resulting from until recently, the prolonged inverted yield curve. Our ratio of annualized non-interest expense to average assets was 1.13% for the three months ended December 31, 2024, and 1.19% for the three months ended December 31, 2023. As of December 31, 2024, our average assets per full-time employee and our average deposits per full-time employee were $18.4 million and $11.0 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered CDs) held at our branch offices ($246.2 million per branch office as of December 31, 2024) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses to help offset margin compression.

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are defined as those made in accordance with U.S. GAAP that involve significant judgments, estimates and uncertainties, and could potentially give rise to materially different results under different assumptions and conditions. We believe that the most critical accounting policies and estimates upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are those with respect to our allowance for credit losses, income taxes and pension benefits as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
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
On October 1, 2023, the IVA established for any loans dependent on cash flows, such as performing TDRs, was eliminated with the adoption of ASU 2022-02. Subsequently, all non-collateral dependent modifications have an allowance estimated through the lifetime loss model. The qualitative GVAs expand our ability to identify and estimate probable losses and are based on our evaluation of the following factors, some of which are consistent with factors that impact the determination of quantitative GVAs. For example, delinquency statistics (both current and historical) are used in developing the quantitative GVAs, while the trending of the delinquency statistics is considered and evaluated in the determination of the qualitative GVAs. Factors impacting the determination of qualitative GVAs include, among other:
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
•changes in the nature and volume of the portfolios including home equity lines of credit utilization and adjustable-rate mortgage loans nearing a rate reset;
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
•effect of other external factors such as competition, market interest rate changes or legal and regulatory requirements including market conditions and regulatory directives that impact the entire financial services industry; and
•limitations within our models to predict lifetime net losses on the loan portfolio.

Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. Given the higher risk inherent in home equity loans and lines of credit and our experience during periods of weak housing markets and potential uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. We have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At December 31, 2024, we had an amortized cost of $3.55 billion in home equity lines of credit and $613.7 million in home equity loans outstanding, of which $5.1 million, or 0.12%, were delinquent 90 days or more.
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

The following table sets forth activity for credit losses segregated by geographic location for the periods indicated. The majority of our Residential Core and Home Today loan portfolios is secured by properties located in Ohio, and therefore were not segregated by state. There were no charge-offs in the Home equity loan portfolio for the periods indicated.

	For the Three Months Ended December 31,
	2024	2023
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the period)	$70,002	$77,315
Adoption of ASU 2022-02	—	(10,262)
Charge-offs on real estate loans:
Total Residential Core	1	150
Total Residential Home Today	—	30
Home equity lines of credit
Ohio	199	118
Florida	30	20
California	18	96
Other	69	96
Total home equity lines of credit	316	330
Total charge-offs	317	510
Recoveries on real estate loans:
Residential Core	519	361
Residential Home Today	479	486
Home equity lines of credit	758	655
Home equity loans	9	15
Total recoveries	1,765	1,517
Net recoveries	1,448	1,007
Provision (release) for credit losses on loans	(891)	1,024
Allowance balance for loans (end of the period)	$70,559	$69,084

Allowance balance for credit losses on unfunded commitments (beginning of the period)	$27,811	$27,515
Release of allowance for credit losses on unfunded loan commitments	(609)	(2,024)
Allowance balance for unfunded loan commitments (end of the period)	27,202	25,491
Allowance balance for all credit losses (end of the period)	$97,761	$94,575
Ratios:
Allowance for credit losses on loans to non-accrual loans at end of the period	193.23%	206.25%
Allowance for credit losses on loans to the total amortized cost in loans at end of the period	0.46%	0.45%

The following table sets forth additional information with respect to net recoveries by category for the periods indicated rounded to the nearest tenth of a percent.

	For the Three Months Ended December 31,
	2024	2023
Net recoveries to average loans outstanding (annualized)
Real estate loans:
Residential Core	0.01%	0.01%
Residential Home Today	0.01	0.01
Home equity lines of credit	0.01	0.01
Home equity loans	0.00	0.00
Total net recoveries to average loans outstanding (annualized)	0.03%	0.03%
We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses. We reported net recoveries in each quarter for the past six years, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution. During the three months ended December 31, 2024 and December 31, 2023, recoveries exceeded loan charge-offs by $1.4 million and $1.0 million, respectively, and gross charge-offs decreased slightly. Delinquent loans continue to be evaluated for potential losses and provisions are recorded for the estimate of potential losses of those loans.
During the three months ended December 31, 2024 and September 30, 2024, the total allowance for credit losses remained at $97.8 million. The total allowance for credit losses is comprised of the asset portion, which is applied to the loan portfolio and the liability portion, which is applied to off-balance sheet exposures, primarily related to undrawn equity exposures. During the three months ended December 31, 2024, the asset portion of the total allowance increased to $70.6 million from $70.0 million, and the liability portion of the total allowance decreased to $27.2 million from $27.8 million. We recorded a $1.5 million net release of allowance for credit losses for the period, consisting of a $0.9 million release of provision on loans and a $0.6 million reclassification to credit losses on off-balance sheet exposures.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. While the allowance for credit losses on loan balances remained consistent during the three months ended December 31, 2024, the home equity loans and line of credit portfolios increased primarily due to new growth. This was offset by decreases in the Core portfolio balances primarily due to aging.
The amortized cost of the residential Core portfolio decreased 1.9%, or $214.0 million, and its total allowance decreased 4.3%, or $1.9 million, as of December 31, 2024, compared to September 30, 2024. The amortized cost of the home equity lines of credit portfolio increased 5.7%, or $190.0 million, and its total allowance increased 9.7% to $18.2 million, from $16.6 million at September 30, 2024. The amortized cost of the home equity loans increased 8.3%, or $46.8 million, and its total allowance increased 6.3% to $12.4 million, from $11.6 million at September 30, 2024. As we are no longer originating loans under our Home Today program, there is an expected net recovery position for this portfolio which was $2.5 million at December 31, 2024, and $2.7 million at September 30, 2024. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans, which is driving the allowance balance for the Home Today loans to be negative. Refer to the "Activity in the Allowance for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information.

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

	December 31, 2024			September 30, 2024
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$42,476	60.2%	72.8%	$44,402	63.4%	74.2%
Residential Home Today	(2,529)	(3.6)	0.3	(2,672)	(3.8)	0.3
Home equity lines of credit	18,194	25.8	22.8	16,590	23.7	21.7
Home equity loans	12,375	17.5	4.0	11,642	16.6	3.6
Construction	43	0.1	0.1	40	0.1	0.2
Allowance for credit losses on loans	$70,559	100.0%	100.0%	$70,002	100.0%	100.0%

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

	December 31, 2024		September 30, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,500,998		$6,605,571
Florida	1,931,740		1,976,473
Other	2,738,039		2,803,098
Total Residential Core	11,170,777	72.8%	11,385,142	74.2%
Total Residential Home Today	39,749	0.3	40,936	0.3
Home equity lines of credit
Ohio	801,081		768,030
Florida	776,375		734,895
California	581,065		545,442
Other	1,354,573		1,275,014
Total home equity lines of credit	3,513,094	22.8	3,323,381	21.7
Home equity loans
Ohio	152,801		148,721
Florida	144,715		139,912
California	115,854		107,833
Other	195,084		165,460
Total home equity loans	608,454	4.0	561,926	3.6
Construction loans
Ohio	15,855		21,300
Florida	1,600		401
Other	770		—
Total construction	18,225	0.1	21,701	0.2
Other loans	6,746	—	5,705	—
Total loans receivable	15,357,045	100.0%	15,338,791	100.0%
Deferred loan expenses, net	65,880		64,956
Loans in process	(9,457)		(11,686)
Allowance for credit losses on loans	(70,559)		(70,002)
Total loans receivable, net	$15,342,909		$15,322,059

The following table provides the amortized cost and an analysis of our real estate loans held for investment disaggregated by refreshed FICO score, year of origination and portfolio at December 31, 2024. FICO scores are updated quarterly as available. The Company treats the FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk. Revolving loans reported at amortized cost include home equity lines of credit currently in their draw period. Revolving loans converted to term are home equity lines of credit that are in repayment.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2025	2024	2023	2022	2021	Prior			Total
	(Dollars in thousands)
December 31, 2024
Real estate loans:
Residential Core
<680	$823	$19,547	$53,271	$104,315	$68,660	$189,706	$—	$—	$436,322
680-740	28,076	77,116	177,916	348,155	202,089	480,478	—	—	1,313,830
741+	106,401	417,802	1,239,877	2,389,200	1,487,534	3,610,665	—	—	9,251,479
Unknown (1)	—	1,852	4,569	29,143	34,804	122,851	—	—	193,219
Total Residential Core	135,300	516,317	1,475,633	2,870,813	1,793,087	4,403,700	—	—	11,194,850
Residential Home Today (2)
<680	—	—	—	—	—	19,586	—	—	19,586
680-740	—	—	—	—	—	7,337	—	—	7,337
741+	—	—	—	—	—	10,135	—	—	10,135
Unknown (1)	—	—	—	—	—	2,230	—	—	2,230
Total Residential Home Today	—	—	—	—	—	39,288	—	—	39,288
Home equity lines of credit
<680	—	—	—	—	—	—	177,408	12,028	189,436
680-740	—	—	—	—	—	—	702,057	11,526	713,583
741+	—	—	—	—	—	—	2,583,215	29,987	2,613,202
Unknown (1)	—	—	—	—	—	—	29,294	4,660	33,954
Total Home equity lines of credit	—	—	—	—	—	—	3,491,974	58,201	3,550,175
Home equity loans
<680	—	9,229	8,951	1,953	1,221	900	—	—	22,254
680-740	36,414	52,709	28,694	9,048	1,613	2,756	—	—	131,234
741+	46,671	222,406	117,586	43,090	14,520	14,085	—	—	458,358
Unknown (1)	—	324	453	419	91	589	—	—	1,876
Total Home equity loans	83,085	284,668	155,684	54,510	17,445	18,330	—	—	613,722
Construction
<680	—	—	—	—	—	—	—	—	—
680-740	103	252	—	—	—	—	—	—	355
741+	290	6,864	1,178	—	—	—	—	—	8,332
Total Construction	393	7,116	1,178	—	—	—	—	—	8,687
Total net real estate loans	$218,778	$808,101	$1,632,495	$2,925,323	$1,810,532	$4,461,318	$3,491,974	$58,201	$15,406,722

(1) Data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal year 2016.

The following table provides amortized cost and an analysis of our real estate loans held for investment by origination LTV, origination year and portfolio at December 31, 2024. Subsequent to origination, LTVs are only updated for our home equity loans and lines of credit and for collateral-dependent residential mortgage loans.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2025	2024	2023	2022	2021	Prior			Total
	(Dollars in thousands)
December 31, 2024
Real estate loans:
Residential Core
<80%	$59,367	$196,335	$515,860	$1,672,577	$1,215,370	$2,309,330	$—	$—	$5,968,839
80-89.9%	59,802	258,464	759,339	996,368	535,393	1,916,658	—	—	4,526,024
90-100%	16,131	61,518	200,434	200,356	41,364	175,084	—	—	694,887
>100%	—	—	—	—	—	654	—	—	654
Unknown (1)	—	—	—	1,512	960	1,974	—	—	4,446
Total Residential Core	135,300	516,317	1,475,633	2,870,813	1,793,087	4,403,700	—	—	11,194,850
Residential Home Today (2)
<80%	—	—	—	—	—	8,051	—	—	8,051
80-89.9%	—	—	—	—	—	12,442	—	—	12,442
90-100%	—	—	—	—	—	18,795	—	—	18,795
Total Residential Home Today	—	—	—	—	—	39,288	—	—	39,288
Home equity lines of credit
<80%	—	—	—	—	—	—	3,293,090	42,788	3,335,878
80-89.9%	—	—	—	—	—	—	196,729	14,084	210,813
90-100%	—	—	—	—	—	—	789	133	922
>100%	—	—	—	—	—	—	963	251	1,214
Unknown (1)	—	—	—	—	—	—	403	945	1,348
Total Home equity lines of credit	—	—	—	—	—	—	3,491,974	58,201	3,550,175
Home equity loans
<80%	81,191	277,860	151,618	52,700	17,041	15,274	—	—	595,684
80-89.9%	1,894	6,534	4,066	1,783	404	1,214	—	—	15,895
90-100%	—	176	—	—	—	619	—	—	795
>100%	—	98	—	27	—	1,223	—	—	1,348
Total Home equity loans	83,085	284,668	155,684	54,510	17,445	18,330	—	—	613,722
Construction
<80%	367	4,455	1,178	—	—	—	—	—	6,000
80-89.9%	26	2,661	—	—	—	—	—	—	2,687
Total Construction	393	7,116	1,178	—	—	—	—	—	8,687
Total net real estate loans	$218,778	$808,101	$1,632,495	$2,925,323	$1,810,532	$4,461,318	$3,491,974	$58,201	$15,406,722

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal year 2016.
At December 31, 2024, the unpaid principal balance of the home equity loans and lines of credit portfolio consisted of $608.5 million in home equity loans (which included $11.6 million in bridge loans) and $3.51 billion in home equity lines of credit (which included $58.0 million of home equity lines of credit which are in repayment and no longer eligible to be drawn upon).

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of home equity loans, home equity lines of credit and bridge loan portfolios as of December 31, 2024. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$2,405,774	$777,003	0.09%	60%	42%
Florida	1,667,204	761,671	0.09	56	43
California	1,396,561	572,796	0.09	59	50
Other (1)	3,244,822	1,343,589	0.14	63	50
Total home equity lines of credit in draw period	8,714,361	3,455,059	0.11	60	46
Home equity lines in repayment	58,035	58,035	1.49	61	29
Home equity loans and bridge loans	608,454	608,454	0.07	57	50
Total	$9,380,850	$4,121,548	0.12%	59%	47%
(1)No other individual state has a committed or drawn balance greater than 10% of our total home equity lending portfolio and 5% of total loan balances.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2024. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
The principal balance of home equity lines of credit in the draw period that have a current mean CLTV over 80% or unknown is $21.3 million, or 0.6%, at December 31, 2024. In recognition of the previous past weakness in the housing market, we continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
At December 31, 2024, 24.0% of the home equity lending portfolio was either in a first lien position (12.1%), in a subordinate (second) lien position behind a first lien that we held (9.9%) or behind a first lien that was held by a loan that we originated, sold and now serviced for others (2.0%). At December 31, 2024, 12.5% of the home equity line of credit portfolio in the draw period were making only the minimum payment on the outstanding line balance. Minimum payments include both a principal and interest component.

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

	Loans Delinquent for
December 31, 2024	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$5,968	$4,037	$10,005
Florida	5,529	2,293	7,822
Other	1,789	3,692	5,481
Total Residential Core	13,286	10,022	23,308
Residential Home Today	1,059	535	1,594
Home equity lines of credit
Ohio	775	994	1,769
Florida	1,070	681	1,751
California	1,002	770	1,772
Other	2,987	2,198	5,185
Total Home equity lines of credit	5,834	4,643	10,477
Home equity loans
Ohio	116	80	196
Florida	158	149	307
California	—	232	232
Other	161	—	161
Total Home equity loans	435	461	896
Total	$20,614	$15,661	$36,275

	Loans Delinquent for
September 30, 2024	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$5,490	$3,943	$9,433
Florida	2,676	1,570	4,246
Other	3,412	3,368	6,780
Total Residential Core	11,578	8,881	20,459
Residential Home Today	1,121	693	1,814
Home equity lines of credit
Ohio	1,039	891	1,930
Florida	994	474	1,468
California	848	752	1,600
Other	1,689	1,961	3,650
Total Home equity lines of credit	4,570	4,078	8,648
Home equity loans
Ohio	82	102	184
Florida	105	151	256
California	204	29	233
Other	294	—	294
Total Home equity loans	685	282	967
Total	$17,954	$13,934	$31,888

Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.10% of total net loans at December 31, 2024, and 0.09% at September 30, 2024. The percentage of loans seriously delinquent to total net loans increased in the residential

Core portfolio to 0.07% at December 31, 2024, from 0.06% at September 30, 2024. Serious delinquencies in the home equity lines of credit portfolio remained at 0.03% for both periods. Serious delinquencies in the Home Today and home equity loans portfolios at December 31, 2024 and September 30, 2024, respectively, are immaterial due to the low level of seriously delinquent loans as compared to the total net loans at each period.
Although delinquencies remain at or near historic lows, recent economic trends and elevated interest rates on home equity lines of credit have led to increased total delinquencies. Interest rates on home equity lines of credit are tied to the prime rate of interest which remains elevated, resulting in higher and less affordable monthly payments for some borrowers.
Non-Performing Assets
The following table sets forth the amortized costs and categories of our non-performing assets at the dates indicated. There were no construction loans reported as non-accrual at the dates presented.

	December 31, 2024	September 30, 2024
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$22,704	$21,058
Residential Home Today	3,429	3,672
Home equity lines of credit	9,329	8,361
Home equity loans	1,053	519
Total non-accrual loans	36,515	33,610
Real estate owned	—	174
Total non-performing assets	$36,515	$33,784
Ratios:
Total non-accrual loans to total loans	0.24%	0.22%
Total non-accrual loans to total assets	0.21%	0.20%
Total non-performing assets to total assets	0.21%	0.20%
We continue to modify loans to work with borrowers who are experiencing financial difficulty to help them keep their homes and to preserve neighborhoods. Loan modifications may include interest rate reductions, term extensions (generally including capitalization of delinquent amounts), significant payment delays, other, or a combination thereof. For additional information, refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES.
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

	December 31, 2024	September 30, 2024
	(Dollars in thousands)
Non-Accrual Loans	$36,515	$33,610
Accruing Collateral-Dependent Loans	9,042	9,064
Less: Loans Collectively Evaluated	(6,595)	(3,097)
Total Collateral-Dependent loans	$38,962	$39,577

Comparison of Financial Condition at December 31, 2024 and September 30, 2024
Total assets decreased $33.2 million, or less than 1%, to $17.06 billion at December 31, 2024, from $17.09 billion at September 30, 2024. This decrease was mainly the result of decreases in investment securities available for sale and mortgage loans held for sale.

Cash and cash equivalents increased $2.2 million, or less than 1%, to $465.9 million at December 31, 2024, from $463.7 million at September 30, 2024. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities available for sale decreased $18.6 million, or 4%, to $507.7 million at December 31, 2024, from $526.3 million at September 30, 2024. The decrease was due to the combined effect of cash flow from security repayments and maturities exceeding purchases during the three months ended December 31, 2024 as well as a decline in fair values, the result of interest rate changes between the periods compared. There were no sales of investment securities during the three months ended December 31, 2024.
Mortgage loans held for sale decreased by $17.0 million, or 96%, to $0.8 million at December 31, 2024, from $17.8 million at September 30, 2024 due to a decrease in both loans committed to forward sales and loans identified for future sale.
Loans held for investment, net of deferred loan fees and allowance for credit losses, increased $20.9 million, or less than 1%, to $15.34 billion at December 31, 2024, from $15.32 billion at September 30, 2024. During the three months ended December 31, 2024, the home equity loans and lines of credit portfolio increased $236.2 million and residential core mortgage loans decreased $214.4 million.
The changes in loans held for sale and loans held for investment were affected by the volume of loans originated, purchased and sold. During the three months ended December 31, 2024, total first mortgage loan originations were $176.5 million compared to $255.5 million for the three months ended September 30, 2024 and $273.0 million for the three months ended December 31, 2023. Of total residential mortgage loans originated during the current period, $146.3 million (83%) were purchase transactions and $23.8 million (14%) were adjustable rate loans. Commitments originated for home equity loans and lines of credit were $559.0 million for the three months ended December 31, 2024, compared to $655.4 million for the three months ended September 30, 2024 and $436.1 million for the three months ended December 31, 2023. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
Other assets, including prepaid expenses, decreased $15.8 million, or 14%, to $98.3 million at December 31, 2024, from $114.1 million at September 30, 2024. The decrease was primarily the result of a $12.6 million decrease in current and deferred income tax assets, which were liabilities at December 31, 2024, and a $2.2 million decrease in accounts receivable related to funds held by the benefit plan administrator for the employee stock ownership plan.
Deposits increased $12.2 million, or less than 1%, to $10.21 billion at December 31, 2024, from $10.20 billion at September 30, 2024. The increase in deposits included a $14.2 million increase in checking accounts and a $13.2 million increase in savings accounts, partially offset by a $15.5 million decrease in money market accounts. Based on FDIC insurance limits by ownership structure, uninsured deposits were $377.4 million and $349.3 million at December 31, 2024 and September 30, 2024, respectively.
Borrowed funds decreased $136.5 million, or 3%, to $4.66 billion at December 31, 2024, from $4.79 billion at September 30, 2024. The total balance of borrowed funds at December 31, 2024, all from the FHLB, included $1.63 billion of long-term advances with a weighted average maturity of 2.0 years, $2.93 billion of short-term advances aligned with interest rate swap contracts and $81.0 million in overnight borrowings. Interest rate swaps have been used to extend the duration of short-term borrowings, at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate swaps.
Borrowers' advances for insurance and taxes increased by $26.4 million to $140.0 million at December 31, 2024, from $113.6 million at September 30, 2024. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.
Total shareholders’ equity increased $51.7 million, or 3%, to $1.91 billion at December 31, 2024, from $1.86 billion at September 30, 2024. The increase reflects $22.4 million of net income in the current year reduced by dividends of $14.8 million. Other changes include $42.4 million of net increase in accumulated other comprehensive income, primarily related to changes in market values due to fluctuations in market interest rates of our swap contracts. During the three months ended December 31, 2024, we did not repurchase shares of our common stock. The Company's eighth stock repurchase program allows for a total of 10,000,000 shares to be repurchased, with 5,191,951 shares remaining to be repurchased at December 31, 2024. As a result of a mutual member vote, Third Federal Savings and Loan Association of Cleveland, MHC (the "MHC"), the mutual holding company that owns approximately 80.9% of the outstanding stock of the Company, was able to waive its receipt of its share of the dividend paid. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended December 31, 2024 and 2023
Average Balances and Yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	December 31, 2024			December 31, 2023
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$424,111	$4,949	4.67%	$398,506	$5,124	5.14%
Investment securities	60,183	674	4.48	64,778	850	5.25
Mortgage-backed securities	454,332	3,781	3.33	444,411	3,545	3.19
Loans (2)	15,326,120	172,152	4.49	15,232,349	162,035	4.26
Federal Home Loan Bank stock	225,977	5,212	9.23	270,540	5,605	8.29
Total interest-earning assets	16,490,723	186,768	4.53	16,410,584	177,159	4.32
Noninterest-earning assets	524,634			553,461
Total assets	$17,015,357			$16,964,045
Interest-bearing liabilities:
Checking accounts	$826,383	90	0.04	$937,817	118	0.05
Savings accounts	1,289,788	3,353	1.04	1,721,466	6,912	1.61
Certificates of deposit	8,058,740	74,499	3.70	6,847,482	57,296	3.35
Borrowed funds	4,653,328	40,498	3.48	5,228,239	43,741	3.35
Total interest-bearing liabilities	14,828,239	118,440	3.19	14,735,004	108,067	2.93
Noninterest-bearing liabilities	271,640			278,801
Total liabilities	15,099,879			15,013,805
Shareholders’ equity	1,915,478			1,950,240
Total liabilities and shareholders’ equity	$17,015,357			$16,964,045
Net interest income		$68,328			$69,092
Interest rate spread (1)(3)			1.34%			1.39%
Net interest-earning assets (4)	$1,662,484			$1,675,580
Net interest margin (1)(5)		1.66%			1.68%
Average interest-earning assets to average interest-bearing liabilities	111.21%			111.37%
Selected performance ratios:
Return on average assets (1)		0.53%			0.49%
Return on average equity (1)		4.68%			4.25%
Average equity to average assets		11.26%			11.50%
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
General. Net income increased $1.7 million, or 8%, to $22.4 million for the quarter ended December 31, 2024, from $20.7 million for the quarter ended December 31, 2023. The increase in net income was primarily attributable to a decline in non-interest expense, offset by a slight decrease in net interest income.

Interest and Dividend Income. Interest and dividend income increased $9.6 million, or 5%, to $186.8 million during the current quarter, compared to $177.2 million during the same quarter in the prior year. The increase in interest and dividend income was primarily the result of an increase in interest income on loans, offset by a decrease in income earned on FHLB stock.
Interest income on loans increased $10.2 million, or 6%, to $172.2 million during the current quarter, compared to $162.0 million for the same quarter in the prior year. This change was primarily attributed to a 23 basis point increase in the average yield on loans for the quarter ended December 31, 2024, to 4.49%, compared to 4.26% the same quarter last year. It was also attributed to a 1%, or $93.8 million, increase in the average balance of loans to $15.33 billion for the quarter ended December 31, 2024, compared to $15.23 billion during the same quarter last year as new loan production exceeded principal repayments and loan sales over the past year.
Interest Expense. Interest expense increased $10.3 million, or 10%, to $118.4 million during the current quarter, compared to $108.1 million for the quarter ended December 31, 2023. The increase primarily resulted from an increase in interest expense on certificate of deposits, offset by decreases in interest expense on borrowed funds and savings deposits.
Interest expense on CDs, net of related interest rate swap contracts, increased $17.2 million, or 30%, to $74.5 million during the current quarter, compared to $57.3 million for the quarter ended December 31, 2023. The increase was attributed to a 35 basis point increase in the average rate paid on CDs to 3.70% for the current quarter, from 3.35% for the same quarter last year. Between the periods compared, maturing CDs were replaced by CDs at higher rates of interest, the majority with terms less than one year, that subsequently began maturing and repricing lower after the FRS's three rate cuts totaling 100 basis points between September and December 2024. Additionally, there was a $1.21 billion, or 17.7%, increase in the average balance of CDs to $8.06 billion during the current quarter, from $6.85 billion during the same quarter of the prior year.
Interest expense on borrowed funds, net of related interest rate swap contracts, decreased $3.2 million, or 7%, to $40.5 million during the current quarter, compared to $43.7 million for the quarter ended December 31, 2023. This decrease was mainly attributed to a decrease in the average balance of borrowed funds of $574.9 million, or 11%, to $4.65 billion during the current quarter from an average balance of $5.23 billion during the same quarter of the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $0.8 million to $68.3 million during the current quarter, compared to $69.1 million for the quarter ended December 31, 2023. The decrease was primarily due to an increase in the weighted average rate paid on interest-bearing liabilities, partially offset by an increase in the weighted average rate paid on interest-earning assets.

Average interest-earning assets during the current quarter increased $80.1 million, or less than 1%, when compared to the quarter ended December 31, 2023. The increase in average interest-earning assets was attributed primarily to an increase in the average balances of loans, offset by decrease in the average balance of FHLB stock. In addition to the increase in average interest-earning assets, the yield on those assets increased 21 basis points to 4.53% from 4.32%, as a result of the weighted average increase in mortgage rates offsetting the weighted average decrease in home equity rates. The average balance and cost of interest-bearing liabilities increased $93.2 million and 26 basis points, respectively, mainly due to an increase in the average balance of CDs and higher pricing of CDs maturing between the periods compared.

The interest rate spread decreased five basis points to 1.34% compared to 1.39% during the same quarter last year. The net interest margin decreased two basis points to 1.66% in the current quarter compared to 1.68% for the same quarter last year. The decrease in our interest rate spread and net interest margin was primarily due to increases in the average balances and cost of CDs described above. Refer to Controlling Our Interest Rate Risk Exposure of the Overview section for further discussion.
Provision (Release) for Credit Losses. We recorded a release of the allowance for credit losses on loans and off-balance sheet exposures of $1.5 million during the quarter ended December 31, 2024, compared to a release of $1.0 million during the quarter ended December 31, 2023. As delinquencies in the portfolio have been resolved through pay-offs, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Recoveries of amounts charged against the allowance for credit losses occur when collateral values increase and homes are sold or when borrowers repay the amounts previously charged-off. In the current quarter, we recorded net recoveries of $1.4 million compared to net recoveries of $1.0 million for the quarter ended December 31, 2023. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. Refer to the Lending Activities section of Item 2. and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.

Non-Interest Income. Non-interest income increased $0.2 million, or 3%, to $6.5 million during the current quarter, compared to $6.3 million for the quarter ended December 31, 2023, primarily due to an increase in net gain on the sale of loans.
Non-Interest Expense. Non-interest expense decreased $2.4 million, or 5%, to $47.9 million during the current quarter, compared to $50.3 million for the quarter ended December 31, 2023. The decrease primarily consisted of a $0.7 million decrease in marketing expense, a $0.7 million decrease in other operating expenses and a $0.5 million decrease in salaries and employee benefits. The decrease in other operating expenses was mainly due to a decrease in telecommunications expense and an increased benefit from actuarial calculations on the defined benefit plan.
Income Tax Expense. The provision for income taxes increased $0.6 million to $6.0 million during the current quarter, compared to $5.4 million for the quarter ended December 31, 2023. The provision for the current quarter included $5.5 million of federal income tax provision and $0.5 million of state income tax expense. The provision for the quarter ended December 31, 2023 included $5.1 million of federal income tax provision and $0.3 million of state income tax expense. Our effective federal tax rate was 19.8% during the quarters ended December 31, 2024 and December 31, 2023.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of the average cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total average assets). For the three months ended December 31, 2024, our liquidity ratio averaged 5.44%. We had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2024.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2024, cash and cash equivalents totaled $465.9 million, which represented an increase of less than 1% from $463.7 million at September 30, 2024.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $507.7 million at December 31, 2024.
During the three-month period ended December 31, 2024, we settled $81.6 million of loan sales and had commitments to sell $1.6 million of mortgage loans to Fannie Mae at December 31, 2024.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS.
At December 31, 2024, we had $268.5 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $5.26 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of December 31, 2024, totaled $5.15 billion, or 50.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before December 31, 2025. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investment securities. During the three months ended December 31, 2024, we originated $176.5 million of residential mortgage loans, and $559.0 million of commitments for home equity loans and lines of credit, while during the three months ended December 31, 2023, we originated $273.0 million of residential mortgage loans and $436.1 million of commitments for home equity loans and lines of credit. We purchased $86.1 million of securities during the three months ended December 31, 2024, and $80.8 million during the three months ended December 31, 2023. Also, during the three months ended December 31, 2024 and December 31, 2023, we purchased $40.8 million and $31.7 million of long-term, residential mortgage loans, respectively.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $12.2 million during the three months ended December 31, 2024, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $471.2 million during the three months ended December 31, 2023. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the three months ended December 31, 2024, there was a $119.8 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $1.10 billion at December 31, 2024. At December 31, 2023, the balance of brokered CDs was $1.49 billion. Principal and interest owed on loans serviced for others experienced a net increase of $10.7 million to $39.4 million during the three months ended December 31, 2024, compared to a net decrease of $0.6 million to $29.2 million during the three months ended December 31, 2023. During the three months ended December 31, 2024, we decreased our total borrowings by $136.5 million as we managed our growth, capital initiatives, and liquidity ratio. During the three months ended December 31, 2023, our total borrowings decreased by $243.1 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, and arrangements with other institutions to purchase overnight Fed Funds, each of which provides an additional source of funds. The FHLB of Cincinnati approved the Association's allowable borrowing limit of 45% of total assets as long as the Association maintains compliance with certain credit and regulatory criteria and meets collateral requirements. In an effort to manage our available borrowing capacity with the FHLB, the Company has replaced a portion of its 90-day FHLB advances with like-term brokered deposits.
At December 31, 2024, we had $4.64 billion of FHLB of Cincinnati advances, no outstanding borrowings from the FRB-Cleveland Discount Window and no outstanding borrowings in the form of Fed Funds. During the three months ended December 31, 2024, we had average outstanding advances from the FHLB of Cincinnati of $4.65 billion, as compared to average outstanding advances of $5.23 billion during the three months ended December 31, 2023. Refer to the Extending the Duration of Funding Sources section of the Overview for further discussion.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.
In 2019, a final rule adopted by the federal banking agencies provided banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of the CECL accounting standard. In 2020, as part of its response to the impact of COVID-19, U.S. federal banking regulatory agencies issued a final rule which provides banking organizations that implement CECL during the 2020 calendar year the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period, which the Association and Company have adopted. During the two-year delay, the Association and Company added back to CET1 100% of the initial adoption impact of CECL, plus 25% of the cumulative quarterly changes in the allowance for credit losses. After two years, the quarterly transitional amounts, along with the initial adoption impact of CECL, are deemed to be fixed and will be phased out of CET1 capital over the three-year period ending September 30, 2025.

The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the standard minimum capital requirements. At December 31, 2024, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of December 31, 2024, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands). Capital remains a source of financial strength for the Association and the Company. Preserving capital to levels in excess of regulatory minimums is a priority for the Association, especially given the pressures in the economic environment. The Association intends to maintain minimum capital ratios to exceed total capital to risk-weighted assets of 13.0%, tier 1 (leverage) capital to net average assets of 9.0%, and tier 1 capital to risk-weighted assets of 11.0%.

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,781,830	17.59%	$1,013,017	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,696,034	9.96%	851,037	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,696,034	16.74%	810,413	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,696,034	16.74%	658,461	6.50%
The capital ratios of the Company as of December 31, 2024, are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,940,628	19.15%
Tier 1 (Leverage) Capital to Net Average Assets	1,854,832	10.89%
Tier 1 Capital to Risk-Weighted Assets	1,854,832	18.32%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,854,832	18.31%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2024, the Company received a $40 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its CONSOLIDATED STATEMENTS OF CONDITION but reduced the Association's reported capital ratios. At December 31, 2024, the Company had, in the form of cash and a demand loan from the Association, $158.8 million of funds readily available to support its stand-alone operations.
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
Economic Value of Equity. Using customized modeling software, the Company and Association prepare periodic estimates of the amounts by which the net present value of cash flows from assets, liabilities and off-balance sheet items (the institution's economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.
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
Net Interest Income. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s NII). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation. The Company and Association use a "shocked" assumption in preparing the NII sensitivity simulation estimates for us in its public disclosure. The "shocked" assumption calculates NII sensitivity in the event that the market interest rates used in the simulation were instantly adjusted.
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
Other Considerations. The EVE and NII sensitivity analyses are similar in that they both start with the same month end balance sheet amounts, weighted average coupon and maturity. The underlying prepayment, decay and default assumptions are also the same and they both start with the same month end "markets" (Treasury and FHLB yield curves, etc.). From that similar starting point, the models follow divergent paths. EVE is a stochastic model using 150 different interest rate paths to compute market value at the account level for each of the categories on the balance sheet whereas NII uses the month-end curve to compute interest income/expense at the account level for each of the categories on the balance sheet.
EVE is considered as a point in time calculation with a "liquidation" view of the Company and Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long-term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, NII is based on flat balance sheet projections going one year and two years forward and assumes static volume and pricing to calculate net interest income under different interest rate environments. NII sensitivity is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established for the Association that are compared with the actual month end results. These limits are regularly approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy.
The following table presents the estimated changes in the Company’s and Association's EVE and NII at December 31, 2024, that would result from the indicated changes in the United States Treasury yield curve and other relevant market interest rates.

TFS Financial Corporation
Change in Interest Rates (basis points)	Estimated EVE(1)		Estimated NII (2)
	Amount	Percentage Change	Amount	Percentage Change
	(Dollars in thousands)
+200	$993,164	(26.35)%	$308,447	12.05%
+100	1,177,899	(12.65)%	292,958	6.42%
0	1,348,414	—%	275,276	—%
-100	1,468,313	8.89%	257,443	(6.48)%
-200	1,529,014	13.39%	232,361	(15.59)%

Third Federal Savings and Loan Association
Change in Interest Rates (basis points)	Estimated EVE (1)		Estimated NII (2)
	Amount	Percentage Change	Amount	Percentage Change
	(Dollars in Thousands)
+200	$798,119	(30.79)%	$295,169	11.02%
+100	982,793	(14.78)%	281,629	5.93%
0	1,153,245	—%	265,871	—%
-100	1,273,079	10.39%	249,972	(5.98)%
-200	1,333,714	15.65%	226,790	(14.70)%
(1)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Estimated EVE assumes an instantaneous uniform change in interest rates at all maturities
(2)Estimated NII is calculated for the prospective 12 months ending September 30, 2025 in the event that market interest rates used in the simulation were adjusted instantaneously (termed a "shocked" format) during the 12 month measurement period to an aggregate increase as indicated in the Change in Interest Rates column.
The tables above indicate that at December 31, 2024, in the event of an increase of 200 basis points in all interest rates, the Company and Association would experience a 26.35% and 30.79% decrease in EVE, respectively. In the event of a 100 basis point decrease in interest rates, the Company and Association would experience a 8.89% and 10.39% increase in EVE, respectively.

The following tables are based on the calculations contained in the previous tables, and set forth the change in the EVE at a +200 basis point rate of shock at December 31, 2024, with comparative information as of September 30, 2024. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

TFS Financial Corporation
Risk Measure (+200 Basis Points Rate Shock)	At December 31, 2024	At September 30, 2024
Pre-Shock EVE	$1,348,414	$1,313,560
Post-Shock EVE	$993,164	$1,001,779
Amount Change in EVE	$(355,250)	$(311,781)
Percentage Change in EVE	(26.35)%	(23.74)%

Third Federal Savings and Loan Association
Risk Measure (+200 Basis Points Rate Shock)	At December 31, 2024	At September 30, 2024
Pre-Shock EVE	$1,153,245	$1,143,608
Post-Shock EVE	$798,119	$832,140
Amount Change in EVE	$(355,126)	$(311,468)
Percentage Change in EVE	(30.79)%	(27.24)%
Accordingly, although the EVE presented in the tables above provides an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which seek to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in an improvement in the Pre-Shock EVE (base valuation) of 2.65% and 0.84% at December 31, 2024, when compared to the measures at September 30, 2024, for the Company and Association, respectively. Factors contributing to the Association's improvement included decrease in market interest rates, capital actions by the Association, and changes due to business activity. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions (reductions) to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition (reduction) of duration extending funding sources.
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

Part II — Other Information

Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of December 31, 2024, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Item 1A. Risk Factors
During the quarter ended December 31, 2024, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 21, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2024.

On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock, and repurchases began on January 6, 2017. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. At December 31, 2024, 5,191,951 shares of outstanding common stock remain to be repurchased. This program has no expiration date.
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
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
Transactions in our securities by our directors and executive officers are required to be made in accordance with our Insider Trading Policy and Guidelines with Respect to Certain Transactions in Company Securities, which, among other things, require that the transaction be in accordance with applicable U.S. federal securities laws that prohibit trading while in the possession of material nonpublic information. Rule 10b5-1 under the Securities Exchange Act of 1934 provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information.
During the quarter ended December 31, 2024, the following trading plan, intended to satisfy the affirmative defense of Rule 10b5-1, was adopted; no trading plans were terminated.

Name	Title	Date Plan Adopted/Terminated (1)	Duration of Plan		Number of Shares of Company's Common Stock to be Purchased, Exercised, or Sold (2)
Daniel F. Weir	Director	Adopted November 14, 2024	November 14, 2024 through March 10, 2025	116	Sell up to 10,000 shares
(1) Trading Plans may terminate on an earlier date if all contemplated transactions are completed, upon termination by broker or holder of the Trading Plan, or as otherwise provided in the Trading Plan.
(2) Subject to certain conditions set forth in the Trading Plan.
Item 6.
(a) Exhibits

3.1	Bylaws of TFS Financial Corporation, as amended and restated on October 24, 2024. Filed as Exhibit 3 to Form 8-K on October 24, 2024.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, filed on February 6, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	February 6, 2025	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	February 6, 2025	/s/ Meredith S. Weil
Meredith S. Weil
Chief Financial Officer