Form 10-Q
period 2025-03-31
TFS Financial CORP
filed 2025-05-08
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of May 6, 2025, there were 280,836,948 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.9% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

ACL: Allowance for Credit Losses	FHLB: Federal Home Loan Bank
AOCI: Accumulated Other Comprehensive Income	FICO: Fair Isaac Corporation
ARM: Adjustable Rate Mortgage	FRB-Cleveland: Federal Reserve Bank of Cleveland
ASC: Accounting Standards Codification	Freddie Mac: Federal Home Loan Mortgage Corporation
ASU: Accounting Standards Update	FRS: Board of Governors of the Federal Reserve System
Association: Third Federal Savings and Loan	GAAP: Generally Accepted Accounting Principles
Association of Cleveland	Ginnie Mae: Government National Mortgage Association
BOLI: Bank Owned Life Insurance	GVA: General Valuation Allowances
CDs: Certificates of Deposit	HPI: Home Price Index
CECL: Current Expected Credit Losses	IRR: Interest Rate Risk
CET1: Common Equity Tier 1	IVA: Individual Valuation Allowance
CFPB: Consumer Financial Protection Bureau	LIHTC: Low Income Housing Tax Credit
CLTV: Combined Loan-to-Value	LTV: Loan-to-Value
Company: TFS Financial Corporation and its subsidiaries	NII: Net Interest Income
DFA: Dodd-Frank Wall Street Reform and Consumer	OCC: Office of the Comptroller of the Currency
Protection Act	OCI: Other Comprehensive Income
DIF: Deposit Insurance Fund	PCAOB: Public Company Accounting Oversight Board
EPS: Earnings per Share	REMICs: Real Estate Mortgage Investment Conduits
ESOP: Third Federal Employee (Associate) Stock	REO: Real Estate Owned
Ownership Plan	SEC: United States Securities and Exchange Commission
EVE: Economic Value of Equity	SOFR: Secured Overnight Financing Rate
Fannie Mae: Federal National Mortgage Association	TDR: Troubled Debt Restructuring
FASB: Financial Accounting Standards Board	Third Federal Savings, MHC: Third Federal Savings
FDIC: Federal Deposit Insurance Corporation	and Loan Association of Cleveland, MHC
FHFA: Federal Housing Finance Agency

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	March 31, 2025	September 30, 2024
ASSETS
Cash and due from banks	$36,429	$26,287
Other interest-earning cash equivalents	427,154	437,431
Cash and cash equivalents	463,583	463,718
Investment securities available for sale (amortized cost $561,535 and $553,559, respectively)	533,923	526,251
Mortgage loans held for sale ($4,745 and $10,713 measured at fair value, respectively)	5,803	17,775
Loans held for investment, net:
Mortgage loans	15,356,569	15,321,400
Other loans	6,992	5,705
Deferred loan expenses, net	67,128	64,956
Allowance for credit loss on loans	(70,546)	(70,002)
Loans, net	15,360,143	15,322,059
Mortgage loan servicing rights, net	7,833	7,627
Federal Home Loan Bank stock, at cost	219,231	228,494
Real estate owned, net	—	174
Premises, equipment, and software, net	38,500	33,187
Accrued interest receivable	58,050	59,398
Bank owned life insurance contracts	320,728	317,977
Other assets	103,926	114,125
TOTAL ASSETS	$17,111,720	$17,090,785
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$10,397,645	$10,195,079
Borrowed funds	4,587,327	4,792,847
Borrowers’ advances for insurance and taxes	100,263	113,637
Principal, interest, and related escrow owed on loans serviced	27,249	28,753
Accrued expenses and other liabilities	102,579	97,845
Total liabilities	15,215,063	15,228,161
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,836,948 and 280,710,854 outstanding at March 31, 2025 and September 30, 2024, respectively	3,323	3,323
Paid-in capital	1,755,054	1,754,365
Treasury stock, at cost; 51,481,802 and 51,607,896 shares at March 31, 2025 and September 30, 2024, respectively	(771,123)	(772,195)
Unallocated ESOP shares	(20,584)	(22,750)
Retained earnings—substantially restricted	929,195	915,489
Accumulated other comprehensive income (loss)	792	(15,608)
Total shareholders’ equity	1,896,657	1,862,624
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,111,720	$17,090,785
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$171,506	$162,970	$343,658	$325,005
Investment securities available for sale	4,755	4,476	9,210	8,871
Other interest and dividend earning assets	9,691	16,047	19,852	26,776
Total interest and dividend income	185,952	183,493	372,720	360,652
INTEREST EXPENSE:
Deposits	75,379	72,685	153,321	137,011
Borrowed funds	38,524	39,430	79,022	83,171
Total interest expense	113,903	112,115	232,343	220,182
NET INTEREST INCOME	72,049	71,378	140,377	140,470
PROVISION (RELEASE) FOR CREDIT LOSSES	1,500	(1,000)	—	(2,000)
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	70,549	72,378	140,377	142,470
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,221	1,845	4,445	3,593
Net gain on the sale of loans	1,187	442	2,302	923
Increase in and death benefits from bank owned life insurance contracts	2,680	2,193	5,362	5,384
Other	980	1,242	1,462	2,137
Total non-interest income	7,068	5,722	13,571	12,037
NON-INTEREST EXPENSE:
Salaries and employee benefits	27,666	27,501	54,272	54,617
Marketing services	4,632	5,099	8,286	9,530
Office property, equipment and software	7,617	7,303	14,461	14,148
Federal insurance premium and assessments	3,673	4,013	7,258	7,791
State franchise tax	1,199	1,238	2,246	2,414
Other expenses	6,301	7,044	12,506	13,975
Total non-interest expense	51,088	52,198	99,029	102,475
INCOME BEFORE INCOME TAXES	26,529	25,902	54,919	52,032
INCOME TAX EXPENSE	5,508	5,189	11,472	10,612
NET INCOME	$21,021	$20,713	$43,447	$41,420
Earnings per share—basic and diluted	$0.07	$0.07	$0.15	$0.15
Weighted average shares outstanding
Basic	278,729,388	278,183,041	278,632,698	278,011,351
Diluted	279,719,382	279,046,837	279,644,307	279,019,468
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net income	$21,021	$20,713	$43,447	$41,420
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale	5,271	(2,589)	(232)	9,066
Net change in cash flow hedges	(31,292)	34,717	16,632	(52,488)
Net change in defined benefit plan obligation	—	104	—	628
Total other comprehensive income (loss)	(26,021)	32,232	16,400	(42,794)
Total comprehensive income (loss)	$(5,000)	$52,945	$59,847	$(1,374)
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended March 31, 2024
	Common Stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2023	$3,323	$1,750,440	$(772,195)	$(26,000)	$900,973	$10,186	$1,866,727
Net Income	—	—	—	—	20,713	—	$20,713
Other comprehensive income, net of tax	—	—	—	—	—	32,232	$32,232
ESOP shares allocated or committed to be released	—	349	—	1,083	—	—	$1,432
Compensation costs for equity incentive plans	—	1,171	—	—	—	—	$1,171
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,778)	—	$(14,778)
Balance at March 31, 2024	$3,323	$1,751,960	$(772,195)	$(24,917)	$906,908	$42,418	$1,907,497

	For the Three Months Ended March 31, 2025
	Common Stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2024	$3,323	$1,754,241	$(771,572)	$(21,667)	$923,139	$26,813	$1,914,277
Net Income	—	—	—	—	21,021	—	21,021
Other comprehensive income (loss), net of tax	—	—	—	—	—	(26,021)	(26,021)
ESOP shares allocated or committed to be released	—	312	—	1,083	—	—	1,395
Compensation costs for equity incentive plans	—	950	—	—	—	—	950
Treasury stock allocated to equity incentive plans	—	(449)	449	—	—	—	—
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,965)	—	(14,965)
Balance at March 31, 2025	$3,323	$1,755,054	$(771,123)	$(20,584)	$929,195	$792	$1,896,657

	For the Six Months Ended March 31, 2024
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2023	$3,323	$1,755,027	$(776,101)	$(27,084)	$886,984	$85,212	$1,927,361
Cumulative effect from changes in accounting principle, net of tax[1]	—	—	—	—	7,898	—	7,898
Net income	—	—	—	—	41,420	—	41,420
Other comprehensive income (loss), net of tax	—	—	—	—	—	(42,794)	(42,794)
ESOP shares allocated or committed to be released	—	671	—	2,167	—	—	2,838
Compensation costs for equity incentive plans	—	2,086	—	—	—	—	2,086
Treasury stock allocated to equity incentive plan	—	(5,824)	3,906	—	—	—	(1,918)
Dividends declared to common shareholders ($0.5650 per common share)	—	—	—	—	(29,394)	—	(29,394)
Balance at March 31, 2024	$3,323	$1,751,960	$(772,195)	$(24,917)	$906,908	$42,418	$1,907,497

	For the Six Months Ended March 31, 2025
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2024	$3,323	$1,754,365	$(772,195)	$(22,750)	$915,489	$(15,608)	$1,862,624
Net income	—	—	—	—	43,447	—	43,447
Other comprehensive income (loss), net of tax	—	—	—	—	—	16,400	16,400
ESOP shares allocated or committed to be released	—	673	—	2,166	—	—	2,839
Compensation costs for equity incentive plans	—	1,855	—	—	—	—	1,855
Treasury stock allocated to equity incentive plan	—	(1,839)	1,072	—	—	—	(767)
Dividends declared to common shareholders ($0.5650 per common share)	—	—	—	—	(29,741)	—	(29,741)
Balance at March 31, 2025	$3,323	$1,755,054	$(771,123)	$(20,584)	$929,195	$792	$1,896,657
1 Related to ASU 2022-02 adopted November 2, 2023, based on September 30, 2023 data.
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Six Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,447	$41,420
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	4,694	4,924
Depreciation and amortization	10,863	9,096
Deferred income taxes	20	(118)
Provision (release) for credit losses	—	(2,000)
Net gain on the sale of loans	(2,302)	(923)
Other net (gains) losses	(19)	230
Proceeds from sales of loans held for sale	43,565	17,326
Loans originated and principal repayments on loans for sale	(32,537)	(22,791)
Increase in bank owned life insurance contracts	(5,373)	(5,384)
Net decrease in interest receivable and other assets	8,602	2,614
Net (decrease) increase in accrued expenses and other liabilities	(4,190)	6,143
Net cash provided by operating activities	66,770	50,537
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,619,810)	(1,351,348)
Principal repayments on loans	1,467,592	1,271,878
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	118,618	96,689
Proceeds from sale of:
Loans	110,738	100,151
Real estate owned	193	983
FHLB stock	12,175	41,248
Purchases of:
FHLB stock	(2,912)	(34,515)
Securities available for sale	(127,231)	(96,733)
Premises and equipment	(7,584)	(1,515)
Other	1,896	3,295
Net cash (used in) provided by investing activities	(46,325)	30,133
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	206,636	475,297
Net decrease in borrowers' advances for insurance and taxes	(13,374)	(24,925)
Net decrease in principal and interest owed on loans serviced	(1,504)	(3,865)
Net increase (decrease) in short-term borrowed funds	74,000	(642,000)
Proceeds from long-term borrowed funds	—	575,000
Repayment of long-term borrowed funds	(276,130)	(251,328)
Cash collateral/settlements received from (provided to) derivative counterparties	20,354	(49,844)
Acquisition or net settlement of treasury shares	(767)	(1,918)
Dividends paid to common shareholders	(29,795)	(29,499)
Net cash (used in) provided by financing activities	(20,580)	46,918
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(135)	127,588
CASH AND CASH EQUIVALENTS—Beginning of period	463,718	466,746
CASH AND CASH EQUIVALENTS—End of period	$463,583	$594,334
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$161,949	$134,833
Cash paid for interest on borrowed funds	103,700	120,489
Cash paid (received) for interest on interest rate swaps	(30,630)	(45,595)
Cash paid for income taxes	7,144	10,635
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans from held for investment to held for sale	109,519	100,594
Transfer of loans from held for sale to held for investment	1,327	—
Treasury stock issued for stock benefit plans	1,839	5,824
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other financial services. As of March 31, 2025, approximately 80.9% of the Company’s outstanding shares were owned by the federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at March 31, 2025, and its consolidated results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
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

2.EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At March 31, 2025 and 2024, the ESOP held 2,058,361 and 2,491,701 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended March 31,
	2025			2024
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$21,021			$20,713
Less: income allocated to restricted stock units	360			342
Basic earnings per share:
Income available to common shareholders	20,661	278,729,388	$0.07	20,371	278,183,041	$0.07
Diluted earnings per share:
Effect of dilutive potential common shares		989,994			863,796
Income available to common shareholders	$20,661	279,719,382	$0.07	$20,371	279,046,837	$0.07

	For the Six Months Ended March 31,
	2025			2024
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$43,447			$41,420
Less: income allocated to restricted stock units	713			747
Basic earnings per share:
Income available to common shareholders	42,734	278,632,698	$0.15	40,673	278,011,351	$0.15
Diluted earnings per share:
Effect of dilutive potential common shares		1,011,609			1,008,117
Income available to common shareholders	$42,734	279,644,307	$0.15	$40,673	279,019,468	$0.15

The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Options to purchase shares	1,447,975	2,231,475	1,432,975	2,231,475
Restricted and performance stock units	54,000	38,835	20,000	30,000

3.INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below.

	March 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$496,117	$1,685	$(29,215)	$468,587
Fannie Mae certificates	2,722	69	(5)	2,786
Freddie Mac certificates	8,481	—	(35)	8,446
U.S. government and agency obligations	54,215	42	(153)	54,104
Total	$561,535	$1,796	$(29,408)	$533,923

	September 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$476,680	$1,202	$(28,481)	$449,401
Fannie Mae certificates	2,810	137	(2)	2,945
Freddie Mac certificates	1,138	—	(9)	1,129
U.S. government and agency obligations	72,931	29	(184)	72,776
Total	$553,559	$1,368	$(28,676)	$526,251
 At March 31, 2025 and September 30, 2024, investment securities included $50,236 and $68,932, respectively, of U.S. government obligations pledged as collateral on our open swap positions to meet margin requirements established by the clearing organization. Accrued interest on investment securities is $2,599 and $2,399 at March 31, 2025 and September 30, 2024, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
The following is a summary of our securities portfolio by the period remaining until contractual maturity and by weighted average yield at March 31, 2025 and September 30, 2024. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields are not presented on a tax-equivalent basis and are calculated by multiplying each carry value by its yield and dividing the sum of these results by the total carry values. We did not hold any tax-exempt securities at March 31, 2025 or September 30, 2024.

	March 31, 2025			September 30, 2024
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$50,300	$50,341	4.32%	$69,192	$69,219	5.25%
Due after one to five years	5,593	5,432	1.66	7,551	7,332	1.87
Due after five to ten years	26,694	25,916	3.14	27,639	27,162	3.22
Ten years or greater	478,948	452,234	3.48	449,177	422,538	3.16
Total	$561,535	$533,923	3.52%	$553,559	$526,251	3.40%

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at March 31, 2025 and September 30, 2024, were as follows:

	March 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$20,549	$35	$296,680	$29,180	$317,229	$29,215
Fannie Mae certificates	—	—	247	5	247	5
Freddie Mac certificates	—	—	1,101	35	1,101	35
U.S. government and agency obligations	—	—	3,868	153	3,868	153
Total	$20,549	$35	$301,896	$29,373	$322,445	$29,408

	September 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$9,393	$9	$325,660	$28,472	$335,053	$28,481
Fannie Mae certificates	—	—	101	2	101	2
Freddie Mac certificates	—	—	1,129	9	1,129	9
U.S. government and agency obligations	—	—	3,844	184	3,844	184
Total	$9,393	$9	$330,734	$28,667	$340,127	$28,676
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
Since the decline in value is primarily attributable to an increase in market interest rates and not credit quality deterioration, and because there is no intent to sell the securities and it is unlikely that the Company will be required to sell the securities prior to recovery of the amortized cost, the Company did not record an allowance for credit losses on investment securities as of March 31, 2025 or September 30, 2024.

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	March 31, 2025	September 30, 2024
Real estate loans:
Residential Core	$10,994,882	$11,385,142
Residential Home Today	38,674	40,936
Home equity lines of credit (1)	3,671,405	3,323,381
Home equity loans (1)	643,864	561,926
Construction	16,865	21,701
Real estate loans	15,365,690	15,333,086
Other loans	6,992	5,705
Add (deduct):
Deferred loan expenses, net	67,128	64,956
Loans in process	(9,121)	(11,686)
Allowance for credit losses on loans	(70,546)	(70,002)
Loans held for investment, net	$15,360,143	$15,322,059
(1) At and for the six months ended March 31, 2025, balances of and activity related to home equity lines of credit and home equity loans are reported as separate line items. Prior periods have been reclassified to conform to the current presentation.
Loans held for investment are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses and any applicable loans-in-process. Accrued interest is $55,433 and $56,982 as of March 31, 2025 and September 30, 2024, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. At March 31, 2025 and September 30, 2024, the percentage of aggregate Residential Core, Residential Home Today and Construction loans secured by properties in Ohio was 58% at both dates, and the percentage of those loans secured by properties in Florida was 17% at both dates. As of March 31,

2025 and September 30, 2024, home equity lines of credit were concentrated in Ohio (22% and 23%, respectively), Florida (22% at both dates), and California (17% and 16%, respectively), and home equity loans were concentrated in Ohio (24% and 26%, respectively), Florida (23% and 25%, respectively), and California (19% at both dates).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and historical performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to periodic rate adjustments caps and various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $4,164,902 and $4,379,132 at March 31, 2025 and September 30, 2024, respectively.
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
Loans held for sale include loans originated or acquired with the intent to sell which are generally priced in alignment with secondary market pricing and may be subject to loan level pricing adjustments. Additionally, loans originated or acquired for the held for investment portfolio may later be identified for sale and transferred to the held for sale portfolio, which may include loans originated or acquired within the parameters of programs established by Fannie Mae. During the three and six months ended March 31, 2025 and March 31, 2024, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At March 31, 2025 and September 30, 2024, mortgage loans held for sale totaled $5,803 and $17,775, respectively. During the three and six months ended March 31, 2025, the principal balance of loans sold, according to trade date, was $75,159 and $147,190 (including loans in contracts pending settlement) compared to $33,477 and $121,320 (including loans in contracts pending settlement) during the three and six months ended March 31, 2024. During the three and six months ended March 31, 2025, the amortized cost of loans originated as held for sale that were subsequently transferred to the held for investment portfolio was $0 and $1,327, respectively, compared to none during the three and six months ended March 31, 2024.

DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at March 31, 2025 and September 30, 2024, is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
March 31, 2025
Real estate loans:
Residential Core	$7,045	$2,585	$8,426	$18,056	$11,001,512	$11,019,568
Residential Home Today	927	—	929	1,856	36,353	38,209
Home equity lines of credit	3,839	1,515	5,238	10,592	3,698,365	3,708,957
Home equity loans	553	240	285	1,078	648,233	649,311
Construction	—	—	—	—	7,652	7,652
Total real estate loans	12,364	4,340	14,878	31,582	15,392,115	15,423,697
Other loans	—	—	—	—	6,992	6,992
Total	$12,364	$4,340	$14,878	$31,582	$15,399,107	$15,430,689

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2024
Real estate loans:
Residential Core	$7,554	$4,024	$8,881	$20,459	$11,388,395	$11,408,854
Residential Home Today	814	307	693	1,814	38,657	40,471
Home equity lines of credit	3,556	1,014	4,078	8,648	3,351,495	3,360,143
Home equity loans	578	107	282	967	565,906	566,873
Construction	—	—	—	—	10,015	10,015
Total real estate loans	12,502	5,452	13,934	31,888	15,354,468	15,386,356
Other loans	—	—	—	—	5,705	5,705
Total	$12,502	$5,452	$13,934	$31,888	$15,360,173	$15,392,061
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

The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative allowance, primarily because they have already been subject to collateral review and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. There are no loans 90 or more days past due and still accruing at March 31, 2025 or September 30, 2024.

	March 31, 2025		September 30, 2024
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$19,076	$22,278	$18,937	$21,058
Residential Home Today	3,153	3,579	3,506	3,672
Home equity lines of credit	8,445	10,405	7,610	8,361
Home equity loans	749	749	460	519
Total non-accrual loans	$31,423	$37,011	$30,513	$33,610
At March 31, 2025 and September 30, 2024, the amortized cost in non-accrual loans includes $22,148 and $19,704, respectively, which are performing according to the terms of their agreement, of which $13,253 and $11,532, respectively, are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. At March 31, 2025 and September 30, 2024, real estate loans include $11,183 and $10,527, respectively, of loans that were in the process of foreclosure.
Interest on loans in accrual status is recognized in interest income as it accrues on a daily basis. Accrued interest on loans in non-accrual status is written off by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $243 and $479 for the three and six months ended March 31, 2025, and $162 and $324 for the three and six months ended March 31, 2024, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a modification when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a modification that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.

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
Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors, are recognized when forecasted economic data used in the model differs from management's view or contains a significant level of uncertainty. Identifiable model limitations may also lead to qualitative adjustments, such as those made to reflect the expected recovery of loan amounts previously charged-off, beyond what the model is able to project. The qualitative adjustments resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. The net qualitative adjustment at March 31, 2025, was a reduction to the allowance for credit losses of $3,122, compared to a reduction of $5,519 at September 30, 2024. Qualitative adjustments are evaluated quarterly, at a minimum, based on current facts and circumstances.
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

	For the Three Months Ended March 31, 2025
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$42,476	$(1,926)	$(17)	$132	$40,665
Residential Home Today	(2,529)	(283)	(8)	380	(2,440)
Home equity lines of credit	18,194	1,083	(238)	423	19,462
Home equity loans	12,375	464	(17)	10	12,832
Construction	43	(16)	—	—	27
Total real estate loans	$70,559	$(678)	$(280)	$945	$70,546
Total Unfunded Loan Commitments (1)	$27,202	$2,178	$—	$—	$29,380
Total Allowance for Credit Losses	$97,761	$1,500	$(280)	$945	$99,926

(1) For all periods presented, the total allowance for unfunded loan commitments is recognized in accrued expenses and other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

	For the Three Months Ended March 31, 2024
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$49,389	$(1,851)	$(37)	$213	$47,714
Residential Home Today	(2,814)	(303)	—	493	(2,624)
Home equity lines of credit	14,082	(290)	(188)	772	14,376
Home equity loans	8,354	270	(16)	14	8,622
Construction	73	8	—	—	81
Total real estate loans	$69,084	$(2,166)	$(241)	$1,492	$68,169
Total Unfunded Loan Commitments (1)	$25,491	$1,166	$—	$—	$26,657
Total Allowance for Credit Losses	$94,575	$(1,000)	$(241)	$1,492	$94,826

(1) For all periods presented, the total allowance for unfunded loan commitments is recognized in accrued expenses and other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

	For the Six Months Ended March 31, 2025
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$44,402	$(4,370)	$(18)	$651	$40,665
Residential Home Today	(2,672)	(619)	(8)	859	(2,440)
Home equity lines of credit	16,590	2,245	(554)	1,181	19,462
Home equity loans	11,642	1,188	(17)	19	12,832
Construction	40	(13)	—	—	27
Total real estate loans	$70,002	$(1,569)	$(597)	$2,710	$70,546
Total Unfunded Loan Commitments (1)	$27,811	$1,569	$—	$—	$29,380
Total Allowance for Credit Losses	$97,813	$—	$(597)	$2,710	$99,926

(1) For all periods presented, the total allowance for unfunded loan commitments is recognized in accrued expenses and other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

	For the Six Months Ended March 31, 2024
	Beginning Balance	Adoption of ASU 2022-02[2]	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$55,375	$(5,896)	$(2,152)	$(187)	$574	$47,714
Residential Home Today	(1,236)	(1,896)	(441)	(30)	979	(2,624)
Home equity lines of credit	16,086	(2,468)	(151)	(518)	1,427	14,376
Home equity loans	6,961	(2)	1,650	(16)	29	8,622
Construction	129	—	(48)	—	—	81
Total real estate loans	$77,315	$(10,262)	$(1,142)	$(751)	$3,009	$68,169
Total Unfunded Loan Commitments (1)	$27,515	$—	$(858)	$—	$—	$26,657
Total Allowance for Credit Losses	$104,830	$(10,262)	$(2,000)	$(751)	$3,009	$94,826

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

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2025	2024	2023	2022	2021	Prior			Total
March 31, 2025
Real estate loans:
Residential Core
Pass	$272,079	$490,405	$1,444,884	$2,804,904	$1,743,159	$4,234,892	$—	$—	$10,990,323
Special Mention	—	—	—	—	—	846	—	—	846
Substandard	—	438	1,784	3,012	2,505	20,660	—	—	28,399
Total Residential Core	272,079	490,843	1,446,668	2,807,916	1,745,664	4,256,398	—	—	11,019,568
Residential Home Today (1)
Pass	—	—	—	—	—	34,059	—	—	34,059
Substandard	—	—	—	—	—	4,150	—	—	4,150
Total Residential Home Today	—	—	—	—	—	38,209	—	—	38,209
Home equity lines of credit
Pass	—	—	—	—	—	—	3,637,641	52,453	3,690,094
Special Mention	—	—	—	—	—	—	4,707	275	4,982
Substandard	—	—	—	—	—	—	8,815	5,066	13,881
Total Home equity lines of credit	—	—	—	—	—	—	3,651,163	57,794	3,708,957
Home equity loans
Pass	148,352	269,846	144,897	51,191	16,084	16,727	—	—	647,097
Special Mention	—	563	362	8	—	—	—	—	933
Substandard	—	82	714	171	114	200	—	—	1,281
Total Home equity loans	148,352	270,491	145,973	51,370	16,198	16,927	—	—	649,311
Total Construction	2,046	5,606	—	—	—	—	—	—	7,652
Total real estate loans
Pass	422,477	765,857	1,589,781	2,856,095	1,759,243	4,285,678	3,637,641	52,453	15,369,225
Special Mention	—	563	362	8	—	846	4,707	275	6,761
Substandard	—	520	2,498	3,183	2,619	25,010	8,815	5,066	47,711
Total real estate loans	$422,477	$766,940	$1,592,641	$2,859,286	$1,761,862	$4,311,534	$3,651,163	$57,794	$15,423,697
(1) No new originations of Home Today loans since fiscal year 2016.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term
	By fiscal year of origination
	2024	2023	2022	2021	2020	Prior			Total
September 30, 2024
Real estate loans:
Residential Core
Pass	$573,935	$1,500,928	$2,934,968	$1,841,516	$1,205,702	$3,323,146	$—	$—	$11,380,195
Special Mention	—	—	—	1,050	—	795	—	—	1,845
Substandard	178	1,629	2,416	1,157	1,814	19,620	—	—	26,814
Total Residential Core	574,113	1,502,557	2,937,384	1,843,723	1,207,516	3,343,561	—	—	11,408,854
Residential Home Today (1)
Pass	—	—	—	—	—	36,116	—	—	36,116
Substandard	—	—	—	—	—	4,355	—	—	4,355
Total Residential Home Today	—	—	—	—	—	40,471	—	—	40,471
Home equity lines of credit
Pass	—	—	—	—	—	—	3,290,851	54,190	3,345,041
Special Mention	—	—	—	—	—	—	3,735	607	4,342
Substandard	—	—	—	—	—	—	5,880	4,880	10,760
Total Home equity lines of credit	—	—	—	—	—	—	3,300,466	59,677	3,360,143
Home equity loans
Pass	305,870	163,969	57,254	18,461	5,147	14,621	—	—	565,322
Special Mention	111	613	101	—	—	51	—	—	876
Substandard	—	196	151	141	43	144	—	—	675
Total Home equity loans	305,981	164,778	57,506	18,602	5,190	14,816	—	—	566,873
Total Construction	7,932	2,083	—	—	—	—	—	—	10,015
Total real estate loans
Pass	887,737	1,666,980	2,992,222	1,859,977	1,210,849	3,373,883	3,290,851	54,190	15,336,689
Special Mention	111	613	101	1,050	—	846	3,735	607	7,063
Substandard	178	1,825	2,567	1,298	1,857	24,119	5,880	4,880	42,604
Total real estate loans	$888,026	$1,669,418	$2,994,890	$1,862,325	$1,212,706	$3,398,848	$3,300,466	$59,677	$15,386,356
(1) No new originations of Home Today loans since fiscal year 2016.
The following table presents gross charge-offs of residential loan receivables recorded during the fiscal year-to-date periods presented. There were no gross charge-offs in the construction loan portfolios for the periods presented.

	For the Six Months Ended March 31, 2025
	By fiscal year of origination						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	2025	2024	2023	2022	2021	Prior			Total
Real estate loans:
Residential Core	$—	$—	$—	$—	$—	$18	$—	$—	$18
Residential Home Today	—	—	—	—	—	8	—	—	8
Home equity lines of credit	—	—	—	—	—	—	273	281	554
Home equity loans	—	—	—	—	17	—	—	—	17
Total real estate loans	$—	$—	$—	$—	$17	$26	$273	$281	$597

	For the Six Months Ended March 31, 2024
	By fiscal year of origination						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	2024	2023	2022	2021	2020	Prior			Total
Real estate loans:
Residential Core	$—	$—	$10	$—	$—	$177	$—	$—	$187
Residential Home Today	—	—	—	—	—	30	—	—	30
Home equity lines of credit	—	—	—	—	—	—	333	185	518
Home equity loans	—	—	16	—	—	—	—	—	16
Total real estate loans	$—	$—	$26	$—	$—	$207	$333	$185	$751
The home equity lines of credit that converted from revolving to term loans during the three and six months ended March 31, 2025, totaled $3,872 and $6,814, respectively, and during the three and six months ended March 31, 2024, totaled $1,208 and $2,294, respectively. The amount of conversions to term loans is expected to remain relatively low for several years since the length of the draw period on new originations changed from five to 10 years in 2016.
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
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At March 31, 2025 and September 30, 2024, no other loans were graded as non-performing.

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

The following tables present the amortized cost of modifications by type executed during the periods presented for borrowers experiencing financial difficulty. For the three and six months ended March 31, 2025 and March 31, 2024, there were no modifications made on construction loans.

	For the Three Months Ended March 31, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$477	$125	$395	$337	$1,334	0.01%
Residential Home Today	—	1	182	—	4	187	0.49
Home equity lines of credit	—	—	207	24	—	231	0.01
Home equity loans	—	—	—	—	—	—	—
Total	$—	$478	$514	$419	$341	$1,752	0.01%

	For the Three Months Ended March 31, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$235	$2,271	$704	$477	$3,687	0.03%
Residential Home Today	—	—	171	56	—	227	0.53
Home equity lines of credit	—	—	343	47	25	415	0.01
Home equity loans	—	18	—	—	—	18	—
Total	$—	$253	$2,785	$807	$502	$4,347	0.03%

	For the Six Months Ended March 31, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$688	$1,113	$572	$337	$2,710	0.02%
Residential Home Today	—	27	321	—	4	352	0.92
Home equity lines of credit	—	46	237	171	—	454	0.01
Home equity loans	—	—	—	—	—	—	—
Total	$—	$761	$1,671	$743	$341	$3,516	0.02%

	For the Six Months Ended March 31, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$349	$2,390	$826	$477	$4,042	0.03%
Residential Home Today	—	48	196	187	—	431	1.00
Home equity lines of credit	—	—	683	135	25	843	0.03
Home equity loans	—	18	48	—	—	66	0.02
Total	$—	$415	$3,317	$1,148	$502	$5,382	0.04%

The following tables present the financial effects of the loan modifications presented above based on the type of modification.

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
	Interest Rate Reduction		Term Extension	Interest Rate Reduction		Term Extension
	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life
	From	To		From	To
Residential Core	5.43%	3.50%	12.5	3.61%	2.08%	11.3
Residential Home Today	—%	—%	0.8	2.03%	2.00%	16.3
Home equity lines of credit	7.24%	3.50%	2.5	7.49%	2.00%	3.1
Home equity loans	—%	—%	0.0	—%	—%	2.5

	For the Six Months Ended March 31, 2025			For the Six Months Ended March 31, 2024
	Interest Rate Reduction		Term Extension	Interest Rate Reduction		Term Extension
	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life
	From	To		From	To
Residential Core	5.52%	3.50%	12.9	3.97%	2.07%	11.7
Residential Home Today	—%	—%	9.6	3.58%	2.00%	16.6
Home equity lines of credit	7.03%	3.50%	1.4	5.36%	2.95%	12.9
Home equity loans	—%	—%	0.0	—%	—%	2.5
The performance of loans modified for borrowers experiencing financial difficulty is closely monitored by the Company to evaluate the effectiveness of modification efforts. Modifications made to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms are considered subsequently defaulted. The following table provides information, by type of modification, about loans that were modified within the last 12 months and subsequently defaulted during the three and six months ended March 31, 2025 and March 31, 2024. There were no home equity loans that subsequently defaulted for the three and six months ended March 31, 2025 and March 31, 2024.

	For the Three Months Ended March 31, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$257	$—	$—	$257
Residential Home Today	—	—	115	—	—	115
Home equity lines of credit	—	—	30	98	—	128
Total	$—	$—	$402	$98	$—	$500

	For the Three Months Ended March 31, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$—	$—	$—	$—
Residential Home Today	—	—	—	—	—	—
Home equity lines of credit	—	—	208	—	—	208
Total[1]	$—	$—	$208	$—	$—	$208

(1) The Company adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective October 1, 2023, therefore, the March 31, 2024 presentation only includes loans modified since adoption.

	For the Six Months Ended March 31, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$257	$—	$—	$257
Residential Home Today	—	—	153	—	—	153
Home equity lines of credit	—	—	230	98	—	328
Total	$—	$—	$640	$98	$—	$738

	For the Six Months Ended March 31, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$—	$—	$—	$—
Residential Home Today	—	—	—	—	—	—
Home equity lines of credit	—	—	208	—	—	208
Total[1]	$—	$—	$208	$—	$—	$208

(1) The Company adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective October 1, 2023, therefore, the March 31, 2024 presentation only includes loans modified since adoption.
The following tables present performance by loan type as of March 31, 2025 and March 31, 2024, on loans modified during the previous 12 months for borrowers experiencing financial difficulty. The loans in delinquency status primarily consisted of loans with significant payment delays prior to modification, which continue to be reported delinquent based on their original contractual terms.

March 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$282	$172	$1,056	$1,510	$2,746	$4,256
Residential Home Today	42	—	374	416	158	574
Home equity lines of credit	—	129	373	502	419	921
Home equity loans	—	—	—	—	89	89
Total	$324	$301	$1,803	$2,428	$3,412	$5,840

March 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$75	$158	$785	$1,018	$3,024	$4,042
Residential Home Today	—	1	185	186	245	431
Home equity lines of credit	—	—	639	639	204	843
Home equity loans	—	—	48	48	18	66
Total[1]	$75	$159	$1,657	$1,891	$3,491	$5,382
(1) The Company adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective October 1, 2023, therefore, the March 31, 2024 presentation only includes loans modified since adoption.

5.DEPOSITS
Deposit account balances are summarized as follows:

	March 31, 2025	September 30, 2024
Checking accounts	$827,550	$829,924
Savings accounts, excluding money market accounts	1,139,845	1,127,772
Money market accounts	159,783	193,074
Certificates of deposit	8,251,225	8,021,123
	10,378,403	10,171,893
Accrued interest	19,242	23,186
Total deposits	$10,397,645	$10,195,079
The aggregate amount of CDs in denominations of more than $250 was $1,448,876 and $1,283,719 at March 31, 2025 and September 30, 2024, respectively. In accordance with the DFA, the maximum amount of federal deposit insurance is $250 per depositor for each account ownership category.
Brokered CDs (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $1,031,999 and $1,217,303 at March 31, 2025 and September 30, 2024, respectively, of which $675,000 and $725,000 were aligned with interest rate swaps as discussed in Note 13. DERIVATIVE INSTRUMENTS. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at March 31, 2025 and September 30, 2024, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
At March 31, 2025, the Association had a maximum borrowing capacity of $7,633,810, of which $4,587,327 was outstanding. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati, as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. The Association also has the ability to purchase Fed Funds through arrangements with other institutions. Additionally, the ability to borrow from the FRB-Cleveland Discount Window is available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio.
Total borrowings at March 31, 2025 are summarized in the table below:

	Borrowing Capacity	Borrowings Available	Borrowings Outstanding
FHLB	$6,673,818	$2,104,410	$4,569,408
FRB Cleveland	564,992	564,992	—
Fed Funds Purchased	395,000	395,000	—
Subtotal	$7,633,810	$3,064,402	4,569,408
Accrued Interest			17,919
Total Borrowings			$4,587,327

Maturities of borrowings at March 31, 2025 are summarized in the table below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$1,039,000	3.01%
13 to 24 months	1,050,223	3.21
25 to 36 months	901,284	3.74
37 to 48 months	450,926	3.53
49 to 60 months	1,001,151	3.46
Over 60 months	126,824	3.31
Total Advances	4,569,408	3.36
Accrued interest	17,919
Total	$4,587,327
All borrowings have fixed rates during their term ranging up to 240 months. The table above reflects the effective maturities and fixed interest rates of the $2,875,000 of short-term FHLB advances that are tied to interest rate swaps discussed in Note 13. DERIVATIVE INSTRUMENTS. Interest is payable monthly for long-term FHLB advances and generally at maturity for FHLB advances with terms of three months or less.
For the three and six months ended March 31, 2025, and March 31, 2024, net interest expense related to short-term borrowings was $24,227 and $49,426, and $23,067 and $56,040, respectively.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss), net of tax and the related tax expense (benefit) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	March 31, 2025				March 31, 2024
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(26,562)	$56,810	$(3,435)	$26,813	$(29,518)	$48,327	$(8,623)	$10,186
Other comprehensive income (loss) before reclassifications	5,271	(22,686)	—	(17,415)	(2,589)	52,786	—	50,197
Amounts reclassified	—	(8,606)	—	(8,606)	—	(18,069)	104	(17,965)
Other comprehensive income (loss), net of tax	5,271	(31,292)	—	(26,021)	(2,589)	34,717	104	32,232
Balance at end of period	$(21,291)	$25,518	$(3,435)	$792	$(32,107)	$83,044	$(8,519)	$42,418
Tax expense (benefit) netted in other comprehensive income or loss	$1,563	$(9,292)	$—	$(7,729)	$(769)	$10,310	$33	$9,574

	For the Six Months Ended				For the Six Months Ended
	March 31, 2025				March 31, 2024
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(21,059)	$8,886	$(3,435)	$(15,608)	$(41,173)	$135,532	$(9,147)	$85,212
Other comprehensive income (loss) before reclassifications	(232)	36,658	—	36,426	9,066	(17,188)	418	(7,704)
Amounts reclassified	—	(20,026)	—	(20,026)	—	(35,300)	210	(35,090)
Other comprehensive income (loss), net of tax	(232)	16,632	—	16,400	9,066	(52,488)	628	(42,794)
Balance at end of period	$(21,291)	$25,518	$(3,435)	$792	$(32,107)	$83,044	$(8,519)	$42,418
Tax expense (benefit) netted in other comprehensive income or loss	$(71)	$4,939	$—	$4,868	$2,691	$(15,586)	$190	$(12,705)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended March 31,		For the Six Months Ended March 31,		Line Item in the Consolidated Statements of Income
	2025	2024	2025	2024
Cash flow hedges:
Interest (income) expense	$(11,161)	$(23,435)	$(25,973)	$(45,783)	Interest expense
Net income tax effect	2,555	5,366	5,947	10,483	Income tax expense
Net of income tax expense	(8,606)	(18,069)	(20,026)	(35,300)

Amortization of defined benefit plan:
Actuarial loss	—	137	—	274	(a)
Net income tax effect	—	(33)	—	(64)	Income tax expense
Net of income tax expense	—	104	—	210

Total reclassifications for the period	$(8,606)	$(17,965)	$(20,026)	$(35,090)

(a) This item is included in the computation of net periodic pension cost. See Note 9. DEFINED BENEFIT PLAN for additional disclosure.

8.    INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and city jurisdictions. The Company’s combined federal and state effective income tax rate was 20.9% and 20.4% for the six months ended March 31, 2025 and March 31, 2024, respectively.
The Company is no longer subject to income tax examinations in its major jurisdictions for tax years ended prior to 2021. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the consolidated financial statements as a component of its provision for income taxes.
The Company makes certain investments in limited partnerships, which invest in affordable housing projects that qualify for the LIHTC. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the six months ended March 31, 2025 and March 31, 2024.

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
The components of net periodic cost recognized in other non-interest expense in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Interest cost	$740	$826	$1,480	$1,653
Expected return on plan assets	(1,197)	(995)	(2,393)	(1,991)
Amortization of net loss	—	137	—	274
Net periodic (benefit) cost	$(457)	$(32)	$(913)	$(64)
There were no required minimum employer contributions during the six months ended March 31, 2025. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2025.

10.    EQUITY INCENTIVE PLAN
During the six months ended March 31, 2025, 178,700 restricted stock units, 135,300 performance share units, and 12,000 stock options were granted to directors, executive officers and certain managers of the Company. During the six months ended March 31, 2025, performance share units granted in December 2022 were reduced by 10,200 units, according to the targeted performance formula. The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Stock option expense	$29	$23	$56	$23
Restricted stock units expense	659	963	1,319	1,632
Performance share units expense	262	185	480	431
Total stock-based compensation expense	$950	$1,171	$1,855	$2,086
At March 31, 2025, 1,447,975 shares were subject to options, with a weighted average exercise price of $15.66 per share and a weighted average grant date fair value of $2.10 per share. Expected future expense, relating to the 259,200 non-vested options outstanding as of March 31, 2025, is $183 over a weighted average period of 1.6 years. At March 31, 2025, 422,435 restricted stock units and 288,100 performance share units with a weighted average grant date fair value of $13.13 and $13.01 per unit, respectively, are unvested. Expected future compensation expense, relating to the 1,188,183 restricted stock units and 288,100 performance share units outstanding as of March 31, 2025, is $3,746 over a weighted average period of 2.0 years and $1,780 over a weighted average period of 2.1 years, respectively. Each unit is equivalent to one share of common stock.

11.    COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, the Company enters into commitments with off-balance sheet risk to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate or acquire loans generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Unfunded commitments related to home equity lines of credit generally expire 10 years following the date that the line of credit was established, subject to various conditions, including compliance with payment obligations, adequacy of collateral securing the line and maintenance of a satisfactory credit profile by the borrower. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
At March 31, 2025, the Company had commitments to originate or acquire loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$122,863	$608
Adjustable-rate mortgage loans	12,457	65
Home equity lines of credit	168,122	1,703
Home equity loans	71,622	1,496
Total	$375,064	$3,872
At March 31, 2025, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$5,429,762	$25,456
Construction loans	9,121	52
Total	$5,438,883	$25,508
At March 31, 2025, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $5,470,889.
At March 31, 2025 and September 30, 2024, the Company had $15,721 and $17,411, respectively, in commitments to sell mortgage loans. At March 31, 2025 and September 30, 2024, the Company had $79,990 and $15,891, respectively, in commitments to acquire mortgage loans, which are included in mortgage loan commitments above.
The above commitments are expected to be funded through normal operations.
The Company is undergoing an escheat audit covering the states of Ohio, Kentucky and Florida. Any potential loss, or range of potential loss, that may result from this matter is not reasonably estimable at March 31, 2025.
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

Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2025 and September 30, 2024, this includes $533,923 and $526,251, respectively, of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations, that can include items issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from independent third-party nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third-party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value with the exception of mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. The Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans, as permitted under the fair value guidance in U.S. GAAP. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At March 31, 2025 and September 30, 2024, there were $4,745 and $10,713 of loans held for sale subject to pending agency contracts measured at fair value, respectively, with unpaid principal balances of $4,634 and $10,336. For the three and six months ended March 31, 2025, net gain (loss) on the sale of loans included $60 and $(267), respectively, compared to $68 for the three and six months ended March 31, 2024, related to gains or losses during the period due to changes in the fair value of loans held for sale subject to pending agency contracts. At March 31, 2025 and September 30, 2024, there were $1,059 and $7,061 of loans held for sale carried at cost, respectively. Loans held for sale are included in Level 2 of the hierarchy. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at March 31, 2025 and September 30, 2024, were $0 and $174, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At March 31, 2025 and September 30, 2024, these adjustments were not significant to reported fair values. At March 31, 2025 and September 30, 2024, $0 and $220, respectively, of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis, where the cost basis equals or exceeds the estimated fair values, less estimated costs to dispose, of $0 and $46, respectively. There were no real estate owned carried at their original or adjusted cost basis at March 31, 2025 and September 30, 2024.
Derivatives—Derivative instruments include interest rate lock commitments on loans being originated or acquired for the held for sale portfolio, forward commitments on contracts to deliver mortgage loans and interest rate swaps designated as cash flow hedges. Derivatives not designated as cash flow hedges are reported at fair value in Other assets or Other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION with changes in value recorded in current earnings. Derivatives qualifying as cash flow hedges are settled daily, bringing the fair value to $0. Refer to Note 13. DERIVATIVE INSTRUMENTS for additional information on cash flow hedges and other derivative instruments. Interest rate lock commitments are commitments to lend at interest rates and amounts defined prior to funding. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. The range and weighted average impact of the closure rate is included in quantitative information about significant unobservable inputs later in this note. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Forward commitments on contracts to deliver mortgage loans are included in Level 2 of the hierarchy.
Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at March 31, 2025 and September 30, 2024, are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	March 31, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$468,587	$—	$468,587	$—
Fannie Mae certificates	2,786	—	2,786	—
Freddie Mac securities	8,446	—	8,446	—
U.S. government and agency obligations	54,104	—	54,104	—
Mortgage loans held for sale	4,745	—	4,745	—
Derivatives:
Interest rate lock commitments	318	—	—	318
Total	$538,986	$—	$538,668	$318
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$21	$—	$21	$—
Total	$21	$—	$21	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$449,401	$—	$449,401	$—
Fannie Mae certificates	2,945	—	2,945	—
Freddie Mac certificates	1,129	—	1,129	—
U.S. government and agency obligations	72,776	—	72,776	—
Mortgage loans held for sale	10,713	—	10,713	—
Derivatives:
Interest rate lock commitments	395	—	—	395
Total	$537,359	$—	$536,964	$395
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$72	$—	$72	$—
Total	$72	$—	$72	$—

The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Beginning balance	$26	$55	$395	$(1)
(Loss)/Gain during the period due to changes in fair value:
Included in other non-interest income	292	303	(77)	359
Ending balance	$318	$358	$318	$358
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$318	$358	$318	$358
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	March 31, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$42,047	$—	$—	$42,047
Total	$42,047	$—	$—	$42,047

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$39,577	$—	$—	$39,577
Real estate owned(1)	220	—	—	220
Total	$39,797	$—	$—	$39,797
(1)Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value
	March 31, 2025	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$42,047	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	3.8%

Interest rate lock commitments	$318	Quoted Secondary Market pricing	Closure rate	0	-	100%	95.5%

	Fair Value
	September 30, 2024	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$39,577	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	4.0%

Interest rate lock commitments	$395	Quoted Secondary Market pricing	Closure rate	0	-	100%	90.1%
The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	March 31, 2025
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$36,429	$36,429	$36,429	$—	$—
Interest-earning cash equivalents	427,154	427,154	427,154	—	—
Investment securities available for sale	533,923	533,923	—	533,923	—
Mortgage loans held for sale	5,803	5,816	—	5,816	—
Loans, net:
Mortgage loans held for investment	15,353,151	13,956,412	—	—	13,956,412
Other loans	6,992	6,992	—	—	6,992
Federal Home Loan Bank stock	219,231	219,231	N/A	—	—
Accrued interest receivable	58,050	58,050	—	58,050	—
Cash collateral received from or held by counterparty	9,060	9,060	9,060	—	—
Derivatives	318	318	—	—	318
Liabilities:
Checking and savings accounts	$2,127,178	$2,127,178	$—	$2,127,178	$—
Certificates of deposit	8,270,467	8,262,851	—	8,262,851	—
Borrowed funds	4,587,327	4,602,252	—	4,602,252	—
Borrowers’ advances for insurance and taxes	100,263	100,263	—	100,263	—
Principal, interest and escrow owed on loans serviced	27,249	27,249	—	27,249	—
Derivatives	21	21	—	21	—

	September 30, 2024
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$26,287	$26,287	$26,287	$—	$—
Interest-earning cash equivalents	437,431	437,431	437,431	—	—
Investment securities available for sale	526,251	526,251	—	526,251	—
Mortgage loans held for sale	17,775	17,986	—	17,986	—
Loans, net:
Mortgage loans held for investment	15,316,354	13,922,944	—	—	13,922,944
Other loans	5,705	5,705	—	—	5,705
Federal Home Loan Bank stock	228,494	228,494	N/A	—	—
Accrued interest receivable	59,398	59,398	—	59,398	—
Cash collateral received from or held by counterparty	7,844	7,844	7,844	—	—
Derivatives	395	395	—	—	395
Liabilities:
Checking and savings accounts	$2,150,770	$2,150,770	$—	$2,150,770	$—
Certificates of deposit	8,044,309	7,989,992	—	7,989,992	—
Borrowed funds	4,792,847	4,819,873	—	4,819,873	—
Borrowers’ advances for insurance and taxes	113,637	113,637	—	113,637	—
Principal, interest and escrow owed on loans serviced	28,753	28,753	—	28,753	—
Derivatives	72	72	—	72	—

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
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges, are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Derivatives qualifying as cash flow hedges are settled daily, bringing their fair value to $0. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions continue to be highly effective as of March 31, 2025.
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
In addition, the Company is party to derivative instruments when it enters into interest rate lock commitments to originate or acquire a portion of its loans, which when funded, are classified as held for sale. Such commitments are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the CONSOLIDATED STATEMENTS OF INCOME.

The following tables provide the locations within the CONSOLIDATED STATEMENTS OF CONDITION for fair values of derivative instruments at the reporting dates and their related notional values.

	March 31, 2025			September 30, 2024
		Weighted Average			Weighted Average
	Notional Value	Term (years)	Fixed-Rate Payments	Notional Value	Term (years)	Fixed-Rate Payments
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$2,990,000	2.8	3.05%	$2,075,000	2.3	2.68%
Other Liabilities	560,000	2.8	4.02	1,575,000	4.1	3.67
Total cash flow hedges: Interest rate swaps	$3,550,000	2.8	3.20%	$3,650,000	3.1	3.10%

	March 31, 2025		September 30, 2024
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$12,372	$318	$11,467	$395
Forward Commitments for the sale of mortgage loans
Other Liabilities	8,595	(21)	17,411	(72)
Total derivatives not designated as hedging instruments	$20,967	$297	$28,878	$323
The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

		Three Months Ended		Six Months Ended
	Location of Gain or (Loss)	March 31,		March 31,
	Recognized in Income	2025	2024	2025	2024
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$(29,423)	$68,462	$47,544	$(22,291)
Amount of gain reclassified from AOCI	Interest expense: Borrowed funds and Deposits	11,161	23,435	25,973	45,783

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$292	$303	$(77)	$359
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	(19)	(25)	51	(151)
The Company estimates that $22,789 of the amounts reported in AOCI will be reclassified as a reduction to interest expense during the twelve months ending March 31, 2026.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts, rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as an intermediary on each cleared transaction. At March 31, 2025 and September 30, 2024, there was $9,060 and $7,844, respectively, of cash collateral included in other assets, and $50,236 and $68,932, respectively, included in investment securities related to initial margin requirements that are held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

14.    RECENT ACCOUNTING PRONOUNCEMENTS
Adopted during the six months ended March 31, 2025
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures.” The amendments in this update improve disclosures about a public entity's reportable segments and addresses requests from investors and other allocators of capital for additional information about a reportable segment's expenses. While the Company only has one reportable segment, the update requires public entities with a single segment to provide all segment disclosures under ASC 280. The amendments in this update are effective for fiscal years beginning after December 15, 2023, or the Company's Form 10-K for the fiscal year ending September 30, 2025, and interim periods within fiscal years beginning after December 15, 2024, or the Company's fiscal year ending September 30, 2026, beginning with the Form 10-Q for the quarter ending December 31, 2025. Retrospective application is required for all prior periods presented in the financial statements. The adoption does not have a material effect on the Company's consolidated financial statements or disclosures.
Issued but not yet adopted as of March 31, 2025
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures". The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income tax paid. The update is effective for fiscal years beginning after December 15, 2024, or the Company's fiscal year ending September 30, 2026. Prospective and retrospective application to prior periods presented in the financials is permitted, as well as early adoption. The Company is currently assessing the impact of the requirements on its consolidated financial statement disclosures.
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

●	decreased demand for our products and services and lower revenue and earnings because of a recession or other events;
●	changes in consumer spending, borrowing and savings habits, including repayment speeds on loans;
●	adverse changes and volatility in the securities markets, credit markets or real estate markets;
●	our ability to manage market risk, credit risk, liquidity risk, reputational risk, regulatory risk and compliance risk;
●	our ability to access cost-effective funding;
●	legislative or regulatory changes that adversely affect our business, including changes in regulatory costs and capital requirements and changes related to our ability to pay dividends and the ability of Third Federal Savings, MHC to waive dividends;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the FASB or the PCAOB;
●	the adoption of implementing regulations by a number of different regulatory bodies, and uncertainty in the exact nature, extent and timing of such regulations and the impact they will have on us;
●	our ability to enter new markets successfully and take advantage of growth opportunities;
●	the continuing governmental efforts to restructure the U.S. financial and regulatory system;
●	future adverse developments concerning Fannie Mae or Freddie Mac;
●	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury, the Federal Reserve System, Fannie Mae, the OCC, FDIC, and others, and the effects of tariffs;
●	the ability of the U.S. Government to remain open, function properly and manage federal debt limits;
●	changes in policy and/or assessment rates of taxing authorities that adversely affect us or our customers;
●	changes in accounting and tax estimates;
●	changes in our organization and changes in expense trends, including but not limited to trends affecting non-performing assets, charge-offs and provisions for credit losses;
●	changes in liquidity, including the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;
●	the inability of third-party providers to perform their obligations to us;
●	our ability to retain key employees;
●	the effects of global or national war, conflict or acts of terrorism;
●	civil unrest;
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
Consumers, businesses, and governments alike are navigating an elevated level of economic uncertainty as a new perspective on global trade policy is being deliberated by the markets. For their part, the Federal Reserve has maintained interest rates near 20-year highs in the hope that inflation continues its lower trajectory. The yield curve is currently positive, after a prolonged period of inversion, normalizing just prior to the FRS's 100 basis point rate cuts between September and December 2024. There is some probability that the easing cycle will continue in the back half of 2025, however, uncertainty can lead to volatility in interest rates and spreads, creating a challenging operating environment for us. Taking all of this into consideration, we remain committed to our mission, business model, and strategic approach. Specifically, (1) our capital ratios remain a primary source of financial strength; (2) our core deposits remain stable and the majority of our deposit accounts fall within FDIC insurance limits; (3) we maintain adequate access to contingent sources of liquidity; and (4) our risk management practices around an array of financial disciplines are robust and commensurate to an institution of our size and complexity.
Capital ratios remain a source of financial strength for the Company and the Association as all capital ratios, including the Company's Common Equity Tier 1 Capital ratio of 18.13%, exceed the regulatory requirement to be considered "Well Capitalized". Additional details on our capital ratios are reported in the Liquidity and Capital Resources section of this Item 2.
The Company maintains high-quality core deposits distributed primarily across our Ohio and Florida branch network in products tailored toward consumers seeking non-transactional savings. As of March 31, 2025, 96.0% of our $9.37 billion retail deposit base consists of accounts structured under the FDIC insured limit of $250,000. The Company has the ability to fund 100% of all uninsured deposit balances through sources described later in this Item 2 under the heading Liquidity and Capital Resources.
The Company retains ample and diverse sources of liquidity and funding, beyond deposits. At March 31, 2025, our combined additional borrowing capacity under the Association's blanket pledge arrangements with the FHLB of Cincinnati and the FRB Cleveland along with our ability to purchase Fed Funds through arrangements with other institutions totaled $3.06 billion. We also hold marketable securities that could be sold and converted to cash. Further details about liquidity and funding are described in the section labelled Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth of this Item 2.
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
A challenge to our business model occurs when there is a rapid and substantial increase in short-term rates or there is an extended inverted yield curve where short-term rates exceed long-term rates, both of which occurred in the past three years. Although the yield curve became positive in early September 2024, rapid and substantial decreases in short-term rates can also pose a challenge when interest rates on our home equity line of credit portfolio, indexed to the prime rate, reprice more quickly than interest rates on borrowings and certificate of deposit accounts which generally reprice at maturity. These economic environments may result in decreases in our net interest income and our net interest margin.
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

Levels of Regulatory Capital
At March 31, 2025, the Company’s Tier 1 (leverage) capital totaled $1.86 billion, or 10.89%, of net average assets and 18.13% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.71 billion, or 10.04%, of net average assets and 16.72% of risk-weighted assets. Each of these measures is in excess of the requirements in effect for the Association at March 31, 2025, for designation as “well capitalized” under regulatory prompt corrective action provisions. Beginning this fiscal year, the Company entered into the final year of the five-year transitional period, as provided by a final rule, after CECL was adopted in fiscal year 2021. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and period end balances segregated by loan structure at origination:

	For the Six Months Ended March 31, 2025		For the Six Months Ended March 31, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations and Acquired Loans:
ARM (all Smart Rate) production	$46,164	12.3%	$99,778	24.4%
Fixed-rate production:
Terms less than or equal to 10 years	1,643	0.4	3,729	0.9
Terms greater than 10 years	328,200	87.3	305,335	74.7
Total fixed-rate production	329,843	87.7	309,064	75.6
Total First Mortgage Loan Originations and Acquired Loans	$376,007	100.0%	$408,842	100.0%

	March 31, 2025		September 30, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of First Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$4,164,902	37.7%	$4,379,132	38.3%
Fixed-rate Loans:
Terms less than or equal to 10 years	724,379	6.6	836,875	7.3
Terms greater than 10 years	6,144,275	55.7	6,210,073	54.4
Total fixed-rate loans	6,868,654	62.3	7,046,948	61.7
Total First Mortgage Loans Held For Investment	$11,033,556	100.0%	$11,426,080	100.0%
The following table sets forth the balances and yields as of March 31, 2025, for all ARM loans segregated by the next scheduled interest rate reset date:

	Current Balance of ARM Loans Scheduled for Interest Rate Reset	Yield
During the Fiscal Years Ending September 30,	(Dollars in thousands)
2025	$553,255	3.99%
2026	1,494,215	3.30%
2027	1,469,225	2.76%
2028	484,352	4.86%
2029	105,878	6.38%
2030	57,977	6.78%
Total	$4,164,902	3.51%
At March 31, 2025 and September 30, 2024, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $5.8 million and $17.8 million, respectively.

Loan Portfolio Yield
The following tables set forth the principal balance and interest yield as of March 31, 2025, for the portfolio of loans held for investment, by type of loan, structure and geographic location. Weighted average yields are based on principal balances as of March 31, 2025.

	March 31, 2025
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$724,379	4.7%	2.67%
Terms greater than 10 years	6,144,275	40.0	4.10
Total Fixed-Rate Residential Mortgage loans	6,868,654	44.7	3.95

ARMs	4,164,902	27.1	3.50
Home Equity Lines of Credit	3,671,405	23.8	6.63
Home Equity Loans	643,864	4.2	6.95
Construction and Other Loans	23,857	0.2	6.53
Total Loans Receivable	$15,372,682	100.0%	4.60%

	March 31, 2025
	Balance	Fixed Rate Balance	Fixed Rate Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,438,820	$5,018,788	77.9%	3.91%
Florida	1,884,816	913,383	48.5	3.58
Other	2,709,920	936,483	34.6	3.63
Total Residential Mortgage Loans	11,033,556	6,868,654	62.3	3.79
Home Equity Lines of Credit
Ohio	$815,560	$6,830	0.8%	6.63%
Florida	811,731	6,814	0.8	6.59
California	617,428	2,669	0.4	6.65
Other	1,426,686	2,788	0.2	6.65
Total Home Equity Lines of Credit	3,671,405	19,101	0.5	6.63
Home Equity Loans
Ohio	153,406	124,052	80.9	6.55
Florida	151,126	113,486	75.1	6.87
California	121,103	88,569	73.1	6.87
Other	218,229	173,266	79.4	7.33
Total Home Equity Loans	643,864	499,373	77.6	6.95
Construction and Other Loans	23,857	23,857	100.0	6.53
Total Loans Receivable	$15,372,682	$7,410,985	48.2%	4.60%

Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. Increasing our investments in loans with variable rates of interest help to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. We strive to grow the home equity line of credit portfolio through offering competitive rates, marketing efforts and by utilizing partners to attract more home equity line of credit customers. At March 31, 2025, the principal balance of home equity lines of credit (including those in repayment) that are structured to reset with each prime rate adjustment totaled $3.67 billion. Our home equity lending is discussed in the Lending Activities section of this Item 2.
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
Selling Fixed Rate Loans in the Secondary Market
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. First mortgage loans (primarily fixed-rate mortgages with terms of 15 years or more, Home Ready and certain loans acquired through our correspondent lending partner) are originated under Fannie Mae guidelines and are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. Certain types of loans (i.e. our Smart Rate adjustable-rate loans, 10-year fixed-rate loans, and first mortgage loans secured by certain property types) are originated under our proprietary underwriting and closing process and are not eligible for sale to Fannie Mae. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions may be limited to loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral. Additionally, sales to private investors are dependent upon favorable market conditions, including motivated buyers, and involve more complicated negotiations and longer settlement timelines.
During the six months ended March 31, 2025, $147.2 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, to Fannie Mae on a servicing retained basis. Of these sold or committed loans, $119.3 million were originated as agency-compliant first mortgage loans, $11.0 million were acquired through a correspondent lending partnership, and $16.9 million were originated under Fannie Mae's Home Ready initiative. At March 31, 2025, loans classified as held for sale totaled $5.8 million. At March 31, 2025, we serviced $2.01 billion of loans we originated and later sold to investors.
We continue to consider liquidity and balance sheet management, as well as secondary market pricing, in evaluating the opportunity to sell loans. Loan sales are discussed in more detail within the Liquidity and Capital Resources section of this Item 2.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. At March 31, 2025, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that are at least 150 days past due, but not later than 180 days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing.
In an effort to limit our credit risk exposure and keep it consistent with the low risk appetite approved by the Board of Directors, the credit eligibility criteria is evaluated to ensure a successful homeowner has the primary source of repayment, followed by a collateral position that allows for a secondary source of repayment, if needed. Products that do not result in an effective mix of repayment ability are not offered. We believe we use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current quarter, the average credit score was 777 and the average LTV was 68% at origination. Our current delinquency levels reflect the higher credit standards to which we subject all new originations. As of March 31, 2025, loans originated or acquired had a balance of $15.44 billion, of which $31.6 million, or 0.2%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, where a large portion of our historical lending has occurred. At March 31, 2025, approximately 58.3% and 17.1% of the combined total of our residential Core and construction loans were held for investment, and approximately 22.5% and 22.3% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 25 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010, levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loans originated in the six months ended March 31, 2025, 26.0% are secured by properties in states other than Ohio or Florida.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. At March 31, 2025, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.04%. The Association's Tier 1 (leverage) capital ratio at March 31, 2025 included the negative impact of a $40 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2024. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered deposits), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. To attract deposits, we typically offer rates that are competitive with the rates on similar products offered by other financial institutions. At March 31, 2025, deposits totaled $10.40 billion (including $1.03 billion of brokered CDs), while borrowings totaled $4.59 billion and borrowers’ advances and servicing escrows totaled $127.5 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
While our retail deposit customers provide our primary source of funding, we maintain many alternative funding sources. First, we pledge available real estate mortgage loans with the FHLB of Cincinnati and the FRB-Cleveland. At March 31, 2025, the Association had the ability to borrow a maximum of $6.67 billion from the FHLB of Cincinnati and $565.0 million from the FRB-Cleveland Discount Window. As of March 31, 2025, our capacity for additional borrowing from the FHLB of Cincinnati was $2.10 billion. Second, we have the ability to purchase overnight Fed Funds up to $395.0 million through various arrangements with other institutions. Third, we invest in high quality marketable securities that exhibit limited market price variability and, to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At March 31, 2025, our investment securities portfolio totaled $533.9 million. Fourth, selling loans in the secondary market is a regular source of liquidity. During the six months ended March 31, 2025, we sold, or committed to sell $147.2 million in loans to Fannie Mae. Finally, cash flows from operating activities have been a regular source of funds. During the six months ended March 31, 2025 and 2024, cash flows from operations provided $66.8 million and $50.5 million, respectively.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. We have successfully been able to reduce our operating expenses to help offset the pressure of margin compression resulting from the immediate impact of substantial decreases in short-term rates and, until recently, the prolonged inverted yield curve. Our ratio of annualized non-interest expense to average assets was 1.16% for the six months ended March 31, 2025, and 1.20% for the six months ended March 31, 2024. As of March 31, 2025, our average assets per full-time employee and our average deposits per full-time employee were $18.2 million and $11.1 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered CDs) held at our branch offices

($253.1 million per branch office as of March 31, 2025) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses to help offset margin compression.

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are defined as those made in accordance with U.S. GAAP that involve significant judgments, estimates and uncertainties, and could potentially give rise to materially different results under different assumptions and conditions. We believe that the most critical accounting policies and estimates upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are those with respect to our allowance for credit losses, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. Given the higher risk inherent in home equity loans and lines of credit and our experience during periods of weak housing markets and potential uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. We have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At March 31, 2025, we had an amortized cost of $3.71 billion in home equity lines of credit and $649.3 million in home equity loans outstanding, of which $5.5 million, or 0.13%, were delinquent 90 days or more.
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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the period)	$70,559	$69,084	$70,002	$77,315
Adoption of ASU 2022-02	—	—	—	(10,262)
Charge-offs on real estate loans:
Total Residential Core	17	37	18	187
Total Residential Home Today	8	—	8	30
Home equity lines of credit
Ohio	114	124	313	242
Florida	30	19	60	39
California	—	—	18	96
Other	94	45	163	141
Total home equity lines of credit	238	188	554	518
Home equity loans
Ohio	17	—	17	—
Florida	—	16	—	16
California	—	—	—	—
Other	—	—	—	—
Total home equity loans	17	16	17	16
Total charge-offs	280	241	597	751
Recoveries on real estate loans:
Residential Core	132	213	651	574
Residential Home Today	380	493	859	979
Home equity lines of credit	423	772	1,181	1,427
Home equity loans	10	14	19	29
Total recoveries	945	1,492	2,710	3,009
Net recoveries	665	1,251	2,113	2,258
Release of allowance for credit losses on loans	(678)	(2,166)	(1,569)	(1,142)
Allowance balance for loans (end of the period)	$70,546	$68,169	$70,546	$68,169

Allowance balance for credit losses on unfunded commitments (beginning of the period)	$27,202	$25,491	$27,811	$27,515
Provision (release) of allowance for credit losses on unfunded loan commitments	2,178	1,166	1,569	(858)
Allowance balance for unfunded loan commitments (end of the period)	29,380	26,657	29,380	26,657
Allowance balance for all credit losses (end of the period)	$99,926	$94,826	$99,926	$94,826
Ratios:
Allowance for credit losses on loans to non-accrual loans at end of the period	190.61%	193.37%	190.61%	193.37%
Allowance for credit losses on loans to the total amortized cost in loans at end of the period	0.46%	0.45%	0.46%	0.45%

The following table sets forth additional information with respect to net recoveries by category for the periods indicated rounded to the nearest tenth of a percent.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Net recoveries to average loans outstanding (annualized)
Real estate loans:
Residential Core	0.01%	0.00%	0.01%	0.01%
Residential Home Today	0.01	0.01	0.01	0.01
Home equity lines of credit	0.00	0.02	0.01	0.01
Home equity loans	0.00	0.00	0.00	0.00
Total net recoveries to average loans outstanding (annualized)	0.02%	0.03%	0.03%	0.03%
We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses. We reported net recoveries in each quarter for the past six years, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution. During the three months ended March 31, 2025 and March 31, 2024, recoveries exceeded loan charge-offs by $0.7 million and $1.3 million, respectively, and gross charge-offs increased slightly. Delinquent loans continue to be evaluated for potential losses and provisions are recorded for the estimate of potential losses of those loans.
During the three months ended March 31, 2025, the total allowance for credit losses increased to $99.9 million, from $97.8 million at December 31, 2024. The total allowance for credit losses is comprised of the asset portion, which is applied to the loan portfolio and the liability portion, which is applied to off-balance sheet exposures, primarily related to undrawn equity exposures. During the three months ended March 31, 2025, the asset portion of the total allowance decreased to $70.5 million from $70.6 million, and the liability portion of the total allowance increased to $29.4 million from $27.2 million. We recorded a $1.5 million net provision for credit losses for the period, consisting of a $0.7 million release of provision on loans and a $2.2 million provision for credit losses on off-balance sheet exposures.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. The decrease in the allowance for credit losses applied to the loan portfolio during the three months ended March 31, 2025, was primarily related to a lower net recovery forecast for total qualitative factors. This was offset by the net impact of increases in the home equity loan and line of credit portfolios and a slight increase in the mortgage loss dollars related to changes in macroeconomic factors considered in the loss analysis. The portion of the allowance for credit losses applied to off-balance sheet exposures increased due to an increase in those exposures, including both the undrawn portion of equity lines of credit and commitments to originate or acquire loans.
The amortized cost of the residential Core portfolio decreased 1.6%, or $175.3 million, and its total allowance decreased 4.3%, or $1.8 million, as of March 31, 2025, compared to December 31, 2024. The amortized cost of the home equity lines of credit portfolio increased 4.5%, or $158.8 million, and its total allowance increased 7.0% to $19.5 million, from $18.2 million at December 31, 2024. The amortized cost of the home equity loans increased 5.8%, or $35.6 million, and its total allowance increased 3.7% to $12.8 million, from $12.4 million at December 31, 2024. As we are no longer originating loans under our Home Today program, there is an expected net recovery position for this portfolio which was $2.4 million at March 31, 2025, and $2.5 million at December 31, 2024. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans, which is driving the allowance balance for the Home Today loans to be negative. Refer to the "Activity in the Allowance for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information.

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

	March 31, 2025			September 30, 2024
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$40,665	57.6%	71.6%	$44,402	63.4%	74.2%
Residential Home Today	(2,440)	(3.5)	0.3	(2,672)	(3.8)	0.3
Home equity lines of credit	19,462	27.6	23.8	16,590	23.7	21.7
Home equity loans	12,832	18.2	4.2	11,642	16.6	3.6
Construction	27	0.1	0.1	40	0.1	0.2
Allowance for credit losses on loans	$70,546	100.0%	100.0%	$70,002	100.0%	100.0%

Lending Activities
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

	March 31, 2025		September 30, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,401,823		$6,605,571
Florida	1,883,197		1,976,473
Other	2,709,862		2,803,098
Total Residential Core	10,994,882	71.6%	11,385,142	74.2%
Total Residential Home Today	38,674	0.3	40,936	0.3
Home equity lines of credit
Ohio	815,560		768,030
Florida	811,731		734,895
California	617,428		545,442
Other	1,426,686		1,275,014
Total home equity lines of credit	3,671,405	23.8	3,323,381	21.7
Home equity loans
Ohio	153,406		148,721
Florida	151,126		139,912
California	121,103		107,833
Other	218,229		165,460
Total home equity loans	643,864	4.2	561,926	3.6
Construction loans
Ohio	14,895		21,300
Florida	1,200		401
Other	770		—
Total construction	16,865	0.1	21,701	0.2
Other loans	6,992	—	5,705	—
Total loans receivable	15,372,682	100.0%	15,338,791	100.0%
Deferred loan expenses, net	67,128		64,956
Loans in process	(9,121)		(11,686)
Allowance for credit losses on loans	(70,546)		(70,002)
Total loans receivable, net	$15,360,143		$15,322,059

The following table provides the amortized cost and an analysis of our real estate loans held for investment disaggregated by refreshed FICO score, year of origination and portfolio at March 31, 2025. FICO scores are updated quarterly as available. The Company treats the FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk. Revolving loans reported at amortized cost include home equity lines of credit currently in their draw period, therefore not by year of origination. Revolving loans converted to term are home equity lines of credit that are in repayment.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2025	2024	2023	2022	2021	Prior			Total
	(Dollars in thousands)
March 31, 2025
Real estate loans:
Residential Core
<680	$4,587	$20,791	$50,426	$112,191	$67,417	$185,988	$—	$—	$441,400
680-740	51,180	64,397	174,570	336,832	200,905	477,114	—	—	1,304,998
741+	215,965	403,589	1,216,572	2,327,844	1,442,654	3,470,656	—	—	9,077,280
Unknown (1)	347	2,066	5,100	31,049	34,688	122,640	—	—	195,890
Total Residential Core	272,079	490,843	1,446,668	2,807,916	1,745,664	4,256,398	—	—	11,019,568
Residential Home Today (2)
<680	—	—	—	—	—	18,800	—	—	18,800
680-740	—	—	—	—	—	6,880	—	—	6,880
741+	—	—	—	—	—	10,216	—	—	10,216
Unknown (1)	—	—	—	—	—	2,313	—	—	2,313
Total Residential Home Today	—	—	—	—	—	38,209	—	—	38,209
Home equity lines of credit
<680	—	—	—	—	—	—	197,746	11,509	209,255
680-740	—	—	—	—	—	—	751,586	12,135	763,721
741+	—	—	—	—	—	—	2,672,279	29,734	2,702,013
Unknown (1)	—	—	—	—	—	—	29,552	4,416	33,968
Total Home equity lines of credit	—	—	—	—	—	—	3,651,163	57,794	3,708,957
Home equity loans
<680	1,863	11,546	10,878	2,681	931	1,140	—	—	29,039
680-740	44,739	51,465	28,986	7,996	1,963	2,827	—	—	137,976
741+	101,692	207,172	105,460	40,270	13,218	12,367	—	—	480,179
Unknown (1)	58	308	649	423	86	593	—	—	2,117
Total Home equity loans	148,352	270,491	145,973	51,370	16,198	16,927	—	—	649,311
Construction
680-740	162	—	—	—	—	—	—	—	162
741+	1,884	5,606	—	—	—	—	—	—	7,490
Total Construction	2,046	5,606	—	—	—	—	—	—	7,652
Total net real estate loans	$422,477	$766,940	$1,592,641	$2,859,286	$1,761,862	$4,311,534	$3,651,163	$57,794	$15,423,697

(1) Data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal year 2016.

The following table provides amortized cost and an analysis of our real estate loans held for investment by origination LTV, origination year and portfolio at March 31, 2025. Subsequent to origination, LTVs are only updated for our home equity loans and lines of credit and for collateral-dependent residential mortgage loans.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2025	2024	2023	2022	2021	Prior			Total
	(Dollars in thousands)
March 31, 2025
Real estate loans:
Residential Core
<80%	$114,917	$187,612	$502,890	$1,628,901	$1,178,402	$2,212,336	$—	$—	$5,825,058
80-89.9%	118,957	247,294	745,862	979,881	525,638	1,869,652	—	—	4,487,284
90-100%	38,205	55,937	197,916	197,644	40,670	171,802	—	—	702,174
>100%	—	—	—	—	—	651	—	—	651
Unknown (1)	—	—	—	1,490	954	1,957	—	—	4,401
Total Residential Core	272,079	490,843	1,446,668	2,807,916	1,745,664	4,256,398	—	—	11,019,568
Residential Home Today (2)
<80%	—	—	—	—	—	7,880	—	—	7,880
80-89.9%	—	—	—	—	—	12,058	—	—	12,058
90-100%	—	—	—	—	—	18,271	—	—	18,271
Total Residential Home Today	—	—	—	—	—	38,209	—	—	38,209
Home equity lines of credit
<80%	—	—	—	—	—	—	3,448,536	43,206	3,491,742
80-89.9%	—	—	—	—	—	—	200,622	13,368	213,990
90-100%	—	—	—	—	—	—	782	125	907
>100%	—	—	—	—	—	—	1,020	245	1,265
Unknown (1)	—	—	—	—	—	—	203	850	1,053
Total Home equity lines of credit	—	—	—	—	—	—	3,651,163	57,794	3,708,957
Home equity loans
<80%	143,240	264,476	142,004	49,707	15,808	14,121	—	—	629,356
80-89.9%	5,112	5,919	3,969	1,637	390	995	—	—	18,022
90-100%	—	—	—	—	—	604	—	—	604
>100%	—	96	—	26	—	1,207	—	—	1,329
Total Home equity loans	148,352	270,491	145,973	51,370	16,198	16,927	—	—	649,311
Construction
<80%	1,694	3,320	—	—	—	—	—	—	5,014
80-89.9%	352	2,286	—	—	—	—	—	—	2,638
Total Construction	2,046	5,606	—	—	—	—	—	—	7,652
Total net real estate loans	$422,477	$766,940	$1,592,641	$2,859,286	$1,761,862	$4,311,534	$3,651,163	$57,794	$15,423,697

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal year 2016.
At March 31, 2025, the unpaid principal balance of the home equity loans and lines of credit portfolio consisted of $643.9 million in home equity loans (which included $12.1 million in bridge loans) and $3.67 billion in home equity lines of credit (which included $57.6 million of home equity lines of credit which are in repayment and no longer eligible to be drawn upon).

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of home equity loans, home equity lines of credit and bridge loan portfolios as of March 31, 2025. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$2,453,550	$791,434	0.10%	60%	43%
Florida	1,717,955	797,144	0.11	56	44
California	1,464,513	609,160	0.15	59	50
Other (1)	3,407,562	1,416,080	0.12	63	51
Total home equity lines of credit in draw period	9,043,580	3,613,818	0.12	60	46
Home equity lines in repayment	57,587	57,587	1.53	60	29
Home equity loans and bridge loans	643,864	643,864	0.04	57	50
Total	$9,745,031	$4,315,269	0.13%	59%	48%
(1)No other individual state has a committed or drawn balance greater than 10% of our total home equity lending portfolio and 5% of total loan balances.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2025. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
The principal balance of home equity lines of credit in the draw period that have a current mean CLTV over 80% or unknown is $17.5 million, or 0.5%, at March 31, 2025. In recognition of the past weakness in the housing market, we continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
At March 31, 2025, 23.8% of the home equity lending portfolio was either in a first lien position (12.3%), in a subordinate (second) lien position behind a first lien that we held (9.5%) or behind a first lien that was held by a loan that we originated, sold and now serviced for others (2.0%). At March 31, 2025, 12.3% of the home equity line of credit portfolio in the draw period were making only the minimum payment on the outstanding line balance. Minimum payments include both a principal and interest component.

Delinquent Loans
The following tables set forth the amortized cost in loan delinquencies by type, segregated by geographic location and duration of delinquency as of the dates indicated. The majority of our Home Today loan portfolio is secured by properties located in Ohio, and therefore not segregated by state. There were no other loans with delinquent balances. There were no delinquencies in the construction loan portfolio as of the dates presented.

	Loans Delinquent for
March 31, 2025	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$6,691	$3,595	$10,286
Florida	1,929	2,183	4,112
Other	1,010	2,648	3,658
Total Residential Core	9,630	8,426	18,056
Residential Home Today	927	929	1,856
Home equity lines of credit
Ohio	747	981	1,728
Florida	1,414	921	2,335
California	1,445	1,302	2,747
Other	1,748	2,034	3,782
Total Home equity lines of credit	5,354	5,238	10,592
Home equity loans
Ohio	96	89	185
Florida	323	196	519
California	64	—	64
Other	310	—	310
Total Home equity loans	793	285	1,078
Total	$16,704	$14,878	$31,582

	Loans Delinquent for
September 30, 2024	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$5,490	$3,943	$9,433
Florida	2,676	1,570	4,246
Other	3,412	3,368	6,780
Total Residential Core	11,578	8,881	20,459
Residential Home Today	1,121	693	1,814
Home equity lines of credit
Ohio	1,039	891	1,930
Florida	994	474	1,468
California	848	752	1,600
Other	1,689	1,961	3,650
Total Home equity lines of credit	4,570	4,078	8,648
Home equity loans
Ohio	82	102	184
Florida	105	151	256
California	204	29	233
Other	294	—	294
Total Home equity loans	685	282	967
Total	$17,954	$13,934	$31,888

Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.10% of total net loans at March 31, 2025, and 0.09% at September 30, 2024. The percentage of loans seriously delinquent to total net loans decreased in the residential Core portfolio to 0.05% at March 31, 2025, from 0.06% at September 30, 2024. Serious delinquencies in the home equity lines of credit portfolio remained at 0.03% for both periods. Serious delinquencies in the Home Today and home equity loans portfolios at March 31, 2025 and September 30, 2024, respectively, are immaterial due to the low level of seriously delinquent loans as compared to the total net loans at each period.
Although delinquencies in most portfolios remain at or near historic lows, recent economic trends and elevated interest rates on home equity lines of credit led to an upward trend in delinquencies in that portfolio. Interest rates on home equity lines of credit are tied to the prime rate of interest which remains elevated, resulting in higher and less affordable monthly payments for some borrowers.
Non-Performing Assets
The following table sets forth the amortized costs and categories of our non-performing assets at the dates indicated. There were no construction loans reported as non-accrual at the dates presented.

	March 31, 2025	September 30, 2024
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$22,278	$21,058
Residential Home Today	3,579	3,672
Home equity lines of credit	10,405	8,361
Home equity loans	749	519
Total non-accrual loans	37,011	33,610
Real estate owned	—	174
Total non-performing assets	$37,011	$33,784
Ratios:
Total non-accrual loans to total loans	0.24%	0.22%
Total non-accrual loans to total assets	0.22%	0.20%
Total non-performing assets to total assets	0.22%	0.20%
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

	March 31, 2025	September 30, 2024
	(Dollars in thousands)
Non-Accrual Loans	$37,011	$33,610
Accruing Collateral-Dependent Loans	10,624	9,064
Less: Loans Collectively Evaluated	(5,588)	(3,097)
Total Collateral-Dependent loans	$42,047	$39,577

Comparison of Financial Condition at March 31, 2025 and September 30, 2024
Total assets increased $20.9 million, or less than 1%, to $17.11 billion at March 31, 2025, from $17.09 billion at September 30, 2024. This increase was mainly the result of an increase in loans held for investment partially offset by a decrease in loans held for sale.

Cash and cash equivalents decreased $0.1 million, or less than 1%, to $463.6 million at March 31, 2025, from $463.7 million at September 30, 2024. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities available for sale increased $7.6 million, or 1%, to $533.9 million at March 31, 2025, from $526.3 million at September 30, 2024. The increase was due to the combined effect of purchases exceeding cash flow from security repayments and maturities during the six months ended March 31, 2025 as well as an increase in fair values, the result of market interest rate decreases between the periods compared. There were no sales of investment securities during the six months ended March 31, 2025.
Mortgage loans held for sale decreased by $12.0 million, or 67%, to $5.8 million at March 31, 2025, from $17.8 million at September 30, 2024 due to a decrease in both loans committed to forward sales and loans identified for future sale.
Loans held for investment, net of deferred loan fees and allowance for credit losses, increased $38.1 million, or less than 1%, to $15.36 billion at March 31, 2025, from $15.32 billion at September 30, 2024. During the six months ended March 31, 2025, the home equity loans and lines of credit portfolio increased $430.0 million and residential core mortgage loans decreased $390.3 million.
The changes in loans held for sale and loans held for investment were affected by the volume of loans originated, acquired and sold. During the six months ended March 31, 2025, total first mortgage loan originations were $376.0 million compared to $408.8 million for the six months ended March 31, 2024. Of total residential mortgage loans originated during the current period, $328.3 million (87%) were purchase transactions and $46.2 million (12%) were adjustable rate loans. Commitments originated for home equity loans and lines of credit were $1.20 billion for the six months ended March 31, 2025, compared to $915.4 million for the six months ended March 31, 2024. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
Other assets, including prepaid expenses, decreased $10.2 million, or 9%, to $103.9 million at March 31, 2025, from $114.1 million at September 30, 2024. The decrease was primarily the result of a $4.9 million decrease in current and deferred income tax assets, as well as, a $4.9 million decrease in interest receivable from swaps.
Deposits increased $202.6 million, or 2.0%, to $10.40 billion at March 31, 2025, from $10.20 billion at September 30, 2024. The increase in deposits included a $230.1 million increase in certificates of deposit and a $12.1 million increase in savings accounts, partially offset by a $33.3 million decrease in money market accounts and a a $2.4 million decrease in checking accounts. Based on FDIC insurance limits by ownership structure, uninsured deposits were $370.0 million and $349.3 million at March 31, 2025 and September 30, 2024, respectively.
Borrowed funds decreased $205.5 million, or 4%, to $4.59 billion at March 31, 2025, from $4.79 billion at September 30, 2024. The total balance of borrowed funds at March 31, 2025, all from the FHLB, included $1.56 billion of long-term advances with a weighted average maturity of 1.8 years, $2.88 billion of short-term advances aligned with interest rate swap contracts and $139.0 million in overnight borrowings. Interest rate swaps have been used to extend the duration of short-term borrowings, at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate swaps.
Borrowers' advances for insurance and taxes decreased by $13.4 million to $100.3 million at March 31, 2025, from $113.6 million at September 30, 2024. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.
Total shareholders’ equity increased $34.0 million, or 2%, to $1.90 billion at March 31, 2025, from $1.86 billion at September 30, 2024. The increase reflects $43.4 million of net income in the current year reduced by dividends of $29.7 million. Other changes include $16.4 million of net increase in accumulated other comprehensive income, primarily related to a net increase in unrealized gains on swap contracts. During the six months ended March 31, 2025, we did not repurchase shares of our common stock. The Company's eighth stock repurchase program allows for a total of 10,000,000 shares to be repurchased, with 5,191,951 shares remaining to be repurchased at March 31, 2025. As a result of a mutual member vote, Third Federal Savings and Loan Association of Cleveland, MHC (the "MHC"), the mutual holding company that owns approximately 80.9% of the outstanding stock of the Company, was able to waive its receipt of its share of the dividend paid. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024
Average Balances and Yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$416,911	$4,578	4.39%	$720,657	$9,919	5.51%
Investment securities	54,105	552	4.08	72,091	907	5.03
Mortgage-backed securities	466,617	4,203	3.60	448,653	3,569	3.18
Loans (2)	15,351,040	171,506	4.47	15,163,185	162,970	4.30
Federal Home Loan Bank stock	219,813	5,113	9.30	244,560	6,128	10.02
Total interest-earning assets	16,508,486	185,952	4.51	16,649,146	183,493	4.41
Noninterest-earning assets	534,285			505,145
Total assets	$17,042,771			$17,154,291
Interest-bearing liabilities:
Checking accounts	$822,059	89	0.04	$887,584	98	0.04
Savings accounts	1,219,188	2,722	0.89	1,561,331	5,598	1.43
Certificates of deposit	8,292,210	72,568	3.50	7,548,314	66,989	3.55
Borrowed funds	4,542,318	38,524	3.39	5,033,253	39,430	3.13
Total interest-bearing liabilities	14,875,775	113,903	3.06	15,030,482	112,115	2.98
Noninterest-bearing liabilities	235,601			212,206
Total liabilities	15,111,376			15,242,688
Shareholders’ equity	1,931,395			1,911,603
Total liabilities and shareholders’ equity	$17,042,771			$17,154,291
Net interest income		$72,049			$71,378
Interest rate spread (1)(3)			1.45%			1.43%
Net interest-earning assets (4)	$1,632,711			$1,618,664
Net interest margin (1)(5)		1.75%			1.71%
Average interest-earning assets to average interest-bearing liabilities	110.98%			110.77%
Selected performance ratios:
Return on average assets (1)		0.49%			0.48%
Return on average equity (1)		4.35%			4.33%
Average equity to average assets		11.33%			11.14%
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
General. Net income increased $0.3 million, or 1%, to $21.0 million for the quarter ended March 31, 2025, from $20.7 million for the quarter ended March 31, 2024. The increase in net income was primarily attributable to an increase in net interest income and non-interest income, a decrease in non-interest expense, partially offset by an increase in the provision for credit losses.

Interest and Dividend Income. Interest and dividend income increased $2.5 million, or 1%, to $186.0 million during the current quarter, compared to $183.5 million during the same quarter in the prior year. The increase in interest and dividend income was primarily the result of an increase in interest income on loans, offset by decreases in income earned on FHLB stock and other interest-bearing cash equivalents.
Interest income on loans increased $8.5 million, or 5%, to $171.5 million during the current quarter, compared to $163.0 million for the same quarter in the prior year. This change was primarily attributed to a 17 basis point increase in the average yield on loans for the quarter ended March 31, 2025, to 4.47%, compared to 4.30% the same quarter last year. It was also attributed to a 1%, or $187.9 million, increase in the average balance of loans to $15.35 billion for the quarter ended March 31, 2025, compared to $15.16 billion during the same quarter last year as new loan production exceeded principal repayments and loan sales.
Interest Expense. Interest expense increased $1.8 million, or 2%, to $113.9 million during the current quarter, compared to $112.1 million for the quarter ended March 31, 2024. The increase primarily resulted from an increase in interest expense on certificate of deposits, offset by decreases in interest expense on borrowed funds and savings deposits.
Interest expense on CDs, net of related interest rate swap contracts, increased $5.6 million, or 8%, to $72.6 million during the current quarter, compared to $67.0 million for the quarter ended March 31, 2024. The increase was primarily attributed to a $743.9 million, or 9.9%, increase in the average balance of CDs to $8.29 billion during the current quarter, from $7.55 billion during the same quarter of the prior year, partially offset by a 5 basis point decrease in the average rate paid on CDs, to 3.50% for the current quarter, from 3.55% for the same quarter last year.
Interest expense on borrowed funds, net of related interest rate swap contracts, decreased $0.9 million, or 2%, to $38.5 million during the current quarter, compared to $39.4 million for the quarter ended March 31, 2024. This decrease was mainly attributed to a decrease in the average balance of borrowed funds of $490.9 million, or 10%, to $4.54 billion during the current quarter from an average balance of $5.03 billion during the same quarter of the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $0.6 million to $72.0 million during the current quarter, compared to $71.4 million for the quarter ended March 31, 2024. The increase was primarily due to an increase in the yield of interest-earning assets, partially offset by a slight increase in the weighted average rate paid on interest-bearing liabilities.

Average interest-earning assets during the current quarter decreased $140.7 million, or less than 1%, when compared to the quarter ended March 31, 2024. The decrease in average interest-earning assets was attributed primarily to a decrease in the average balance of other interest-bearing cash equivalents and a decrease in the average balance of FHLB stock, offset by an increase in the average balances of loans. The yield on interest-earning assets increased 10 basis points to 4.51% from 4.41%. The average balance of interest-bearing liabilities decreased $154.7 million, primarily due to decreases in the average balance of borrowed funds and savings accounts, offset by an increase in the average balance of CDs.

The interest rate spread increased two basis points to 1.45% compared to 1.43% during the same quarter last year. The net interest margin increased four basis points to 1.75% in the current quarter compared to 1.71% for the same quarter last year. Refer to Controlling Our Interest Rate Risk Exposure of the Overview section for further discussion.
Provision (Release) for Credit Losses. We recorded a provision of the allowance for credit losses on loans and off-balance sheet exposures of $1.5 million during the quarter ended March 31, 2025, compared to a release of $1.0 million during the quarter ended March 31, 2024. As delinquencies in the portfolio have been resolved through pay-offs, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Recoveries of amounts charged against the allowance for credit losses occur when collateral values increase and homes are sold or when borrowers repay the amounts previously charged-off. In the current quarter, we recorded net recoveries of $0.7 million compared to net recoveries of $1.3 million for the quarter ended March 31, 2024. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. Refer to the Lending Activities section of Item 2. and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $1.4 million, or 24%, to $7.1 million during the current quarter, compared to $5.7 million for the quarter ended March 31, 2024, primarily due to increases of $0.8 million in net gain on the sale of loans and $0.5 million in cash surrender value increases and death benefits from bank owned life insurance contracts.

Non-Interest Expense. Non-interest expense decreased $1.1 million, or 2%, to $51.1 million during the current quarter, compared to $52.2 million for the quarter ended March 31, 2024. The decrease primarily consisted of a $0.5 million decrease in marketing expense and a $0.7 million decrease in other operating expenses.
Income Tax Expense. The provision for income taxes increased $0.3 million to $5.5 million during the current quarter, compared to $5.2 million for the quarter ended March 31, 2024. The provision for the current quarter included $4.9 million of federal income tax provision and $0.6 million of state income tax expense. The provision for the quarter ended March 31, 2024 included $4.7 million of federal income tax provision and $0.5 million of state income tax expense. Our effective federal tax rate was 19.0% and 18.4% during the quarters ended March 31, 2025 and March 31, 2024.

Comparison of Operating Results for the Six Months Ended March 31, 2025 and 2024
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Six Months Ended			Six Months Ended
	March 31, 2025			March 31, 2024
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$420,511	$9,527	4.53%	$559,581	$15,043	5.38%
Investment securities	57,144	1,226	4.29	68,435	1,757	5.13
Mortgage-backed securities	460,475	7,984	3.47	446,532	7,114	3.19
Loans (2)	15,338,580	343,658	4.48	15,197,767	325,005	4.28
Federal Home Loan Bank stock	222,895	10,325	9.26	257,550	11,733	9.11
Total interest-earning assets	16,499,605	372,720	4.52	16,529,865	360,652	4.36
Noninterest-earning assets	529,459			529,303
Total assets	$17,029,064			$17,059,168
Interest-bearing liabilities:
Checking accounts	$824,221	179	0.04	$912,701	216	0.05
Savings accounts	1,254,488	6,075	0.97	1,641,398	12,510	1.52
Certificates of deposit	8,175,475	147,067	3.60	7,197,898	124,285	3.45
Borrowed funds	4,597,823	79,022	3.44	5,130,746	83,171	3.24
Total interest-bearing liabilities	14,852,007	232,343	3.13	14,882,743	220,182	2.96
Noninterest-bearing liabilities	253,621			245,503
Total liabilities	15,105,628			15,128,246
Shareholders’ equity	1,923,436			1,930,922
Total liabilities and shareholders’ equity	$17,029,064			$17,059,168
Net interest income		$140,377			$140,470
Interest rate spread (1)(3)			1.39%			1.40%
Net interest-earning assets (4)	$1,647,598			$1,647,122
Net interest margin (1)(5)		1.70%			1.70%
Average interest-earning assets to average interest-bearing liabilities	111.09%			111.07%
Selected performance ratios:
Return on average assets (1)		0.51%			0.49%
Return on average equity (1)		4.52%			4.29%
Average equity to average assets		11.30%			11.32%
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

General. Net income increased $2.0 million to $43.4 million for the six months ended March 31, 2025, compared to $41.4 million for the six months ended March 31, 2024. The increase in net income was primarily driven by an increase in non-interest income and a decrease in non-interest expense, partially offset by an increase in the provision for credit losses.
Interest and Dividend Income. Interest and dividend income increased $12.0 million, or 3%, to $372.7 million during the six months ended March 31, 2025, compared to $360.7 million during the same six months in the prior year. The increase in interest and dividend income resulted mainly from an increase in interest income on loans, partially offset by decreases in income earned on FHLB stock and other interest-bearing cash equivalents.
Interest income on loans increased $18.7 million, or 6%, to $343.7 million for the six months ended March 31, 2025, compared to $325.0 million for the six months ended March 31, 2024. This increase was attributed mainly to a 20 basis point increase in the average yield on loans to 4.48% for the six months ended March 31, 2025, from 4.28% for the same six months in the prior fiscal year. Adding to the increase was a $140.8 million increase in the average balance of loans to $15.34 billion for the current six months compared to $15.20 billion for the prior fiscal year period as new loan production exceeded repayments and loan sales during the current fiscal year.
Interest Expense. Interest expense increased $12.1 million, or 5%, to $232.3 million during the current six months compared to $220.2 million during the six months ended March 31, 2024. This increase mainly resulted from an increase in interest expense and average volume of deposits and borrowed funds.
Interest expense on CDs, net of related interest rate swap contracts, increased $22.8 million, or 18%, to $147.1 million during the six months ended March 31, 2025, compared to $124.3 million during the six months ended March 31, 2024. The increase was attributed primarily to a 15 basis point increase in the average rate paid on CDs to 3.60% during the current six months from 3.45% during the same six months last fiscal year. In addition, there was a $977.6 million, or 14%, increase in the average balance of CDs to $8.18 billion, from $7.20 billion during the same six months of the prior fiscal year. Interest expense on savings accounts decreased $6.4 million to $6.1 million during the six months ended March 31, 2025, compared to interest expense of $12.5 million for the six-month period ended March 31, 2024.
Interest expense on borrowed funds, net of related interest rate swap contracts, decreased $4.2 million, or 5%, to $79.0 million during the six months ended March 31, 2025, from $83.2 million during the six months ended March 31, 2024. The decrease was primarily the result of a decrease of $532.9 million in the average balance of borrowed funds to $4.60 billion for the six months ended March 31, 2025 compared to $5.13 billion for the same period of the prior fiscal year. There was a 20 basis point increase in the average rate paid for these funds to 3.44%, from 3.24% for the six months ended March 31, 2025 and March 31, 2024, respectively. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $0.1 million, or less than 1%, to $140.4 million during the six months ended March 31, 2025, from $140.5 million during the six months ended March 31, 2024. The net decrease consisted of a $12.0 million decrease in interest income offset by a $12.1 million decrease in interest expense.
Average interest-earning assets decreased during the current six months by $30.3 million to $16.50 billion when compared to the six months ended March 31, 2024. The decrease in average assets was attributed primarily to a $34.7 million decrease in FHLB stock and a $139.1 million decrease in interest-bearing cash equivalents, offset by a $140.8 million increase in the average balance of our loans. The yield on average interest-earning assets increased 16 basis points to 4.52% for the six months ended March 31, 2025, from 4.36% for the six months ended March 31, 2024. Average interest-bearing liabilities decreased $30.7 million to $14.85 billion for the six months ended March 31, 2025, compared to $14.88 billion for the six months ended March 31, 2024. Average interest-bearing liabilities experienced an 17 basis point increase in cost for the six months ended March 31, 2025 and the interest rate spread decreased 1 basis point to 1.39% when compared to 1.40% during the same six months of the prior fiscal year period. The net interest margin was 1.70% for both the six months ended March 31, 2025, the six months ended March 31, 2024.
Provision (Release) for Credit Losses. There was no provision for credit losses on loans and off-balance sheet exposures during the six months ended March 31, 2025, and a $2.0 million release of provision for credit losses at March 31, 2024. In the current six months, we recorded net recoveries of $2.1 million, as compared to net recoveries of $2.3 million for the six months ended March 31, 2024. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Refer to the Lending Activities section of the Overview and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.

Non-Interest Income. Non-interest income increased $1.6 million, or 13%, to $13.6 million during the six months ended March 31, 2025, compared to $12.0 million during the six months ended March 31, 2024. The increase in non-interest income was primarily due to a $1.4 million increase in the net gain on sale of loans and a $0.8 million increase in loan fees and service charges, partially offset by a $0.7 million decrease in other expenses. There were loan sales of $147.2 million during the six months ended March 31, 2025, compared to loan sales of $121.3 million during the six months ended March 31, 2024.
Non-Interest Expense. Non-interest expense decreased $3.5 million, or 3%, to $99.0 million during the six months ended March 31, 2025, compared to $102.5 million during the six months ended March 31, 2024. This decrease was driven by a $1.5 million decrease in other operating expenses, a $1.2 million decrease in marketing expenses, a $0.5 million decrease in federal insurance premiums and a $0.3 million decrease in salaries and employee benefits.
Income Tax Expense. The provision for income taxes increased $0.9 million to $11.5 million during the six months ended March 31, 2025, from $10.6 million for the six months ended March 31, 2024, reflecting the higher level of pre-tax income during the more recent period. The provision for the current six months included $10.5 million of federal income tax provision and $1.0 million of state income tax provision. The provision for the six months ended March 31, 2024 included $9.8 million of federal income tax provision and $0.8 million of state income tax provision. Our effective federal tax rate was 19.4% during the six months ended March 31, 2025, and 19.1% during the six months ended March 31, 2024.

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
In addition to the primary sources of funds described above, we have the ability to obtain funds through the use of collateralized borrowings in the wholesale markets, and from sales of securities. Also, debt issuance by the Company and access to the equity capital markets via a supplemental minority stock offering or a full conversion (second-step) transaction remain as other potential sources of liquidity, although these channels generally require meaningful lead times.
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of the average cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total average interest-earning assets). For the three months ended March 31, 2025, our liquidity ratio averaged 5.60%. We had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2025.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, scheduled liability maturities and the objectives of our asset/liability management program. Excess liquidity is generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2025, cash and cash equivalents totaled $463.6 million, which represented a decrease of less than 1% from $463.7 million at September 30, 2024.
Investment securities classified as available-for-sale, all of which are government guaranteed, provide additional sources of liquidity, totaled $533.9 million at March 31, 2025.
During the six-month period ended March 31, 2025, we settled $152.9 million of loan sales and had commitments to sell $15.7 million of mortgage loans to Fannie Mae at March 31, 2025.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS.
At March 31, 2025, we had $375.1 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $5.43 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of March 31, 2025, totaled $5.39 billion, or 51.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before March 31, 2026. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investment securities. During the six months ended March 31, 2025, we originated $376.0 million of residential mortgage loans, and $1.20 billion of commitments for home equity loans and lines of credit, while during the six months ended March 31, 2024, we originated $408.8 million of residential mortgage loans and $915.4 million of commitments for home equity loans and lines of credit. We purchased $127.2 million of securities during the six months ended March 31, 2025, and $96.7 million during the six months ended March 31, 2024. Also, during the six months ended March 31, 2025 and March 31, 2024, we acquired $127.6 million and $85.8 million of long-term, residential mortgage loans, respectively.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $202.6 million during the six months ended March 31, 2025, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $485.8 million during the six months ended March 31, 2024. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the six months ended March 31, 2025, there was a $185.3 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $1.03 billion at March 31, 2025. At March 31, 2024, the balance of brokered CDs was $1.26 billion. Principal and interest owed on loans serviced for others experienced a net decrease of $1.5 million to $27.2 million during the six months ended March 31, 2025, compared to a net decrease of $3.9 million to $25.9 million during the six months ended March 31, 2024. During the six months ended March 31, 2025, we decreased our total borrowings by $205.5 million as we managed our growth, capital initiatives, and liquidity ratio. During the six months ended March 31, 2024, our total borrowings decreased by $318.2 million.
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
At March 31, 2025, we had $4.57 billion of FHLB of Cincinnati advances, no outstanding borrowings from the FRB-Cleveland Discount Window and no outstanding borrowings in the form of Fed Funds. During the six months ended March 31, 2025, we had average outstanding advances from the FHLB of Cincinnati of $4.60 billion, as compared to average outstanding advances of $5.13 billion during the six months ended March 31, 2024. Refer to the Extending the Duration of Funding Sources section of the Overview for further discussion.
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

The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the standard minimum capital requirements. At March 31, 2025, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of March 31, 2025, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands). Capital remains a source of financial strength for the Association and the Company. Preserving capital to levels in excess of regulatory minimums is a priority for the Association, especially given the pressures in the economic environment. The Association intends to maintain minimum capital ratios to exceed total capital to risk-weighted assets of 13.0%, tier 1 (leverage) capital to net average assets of 9.0%, and tier 1 capital to risk-weighted assets of 11.0%.

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,800,414	17.58%	$1,023,982	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,712,453	10.04%	852,502	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,712,453	16.72%	819,185	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,712,453	16.72%	665,588	6.50%
The capital ratios of the Company as of March 31, 2025, are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,945,402	18.99%
Tier 1 (Leverage) Capital to Net Average Assets	1,857,441	10.89%
Tier 1 Capital to Risk-Weighted Assets	1,857,441	18.13%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,857,441	18.13%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2024, the Company received a $40 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its CONSOLIDATED STATEMENTS OF CONDITION but reduced the Association's reported capital ratios. At March 31, 2025, the Company had, in the form of cash and a demand loan from the Association, $143.9 million of funds readily available to support its stand-alone operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
General. The Company's most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits and advances from the FHLB of Cincinnati. As a result, a fundamental component of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established risk parameter limits deemed appropriate given our business strategy, operating environment, capital, liquidity and performance objectives. Additionally, our Board of Directors has authorized the formation of an Asset/Liability Management Committee comprised of key operating personnel, which is responsible for managing this risk in a matter that is consistent with the tolerance limits approved by the Board of Directors. Further, the Board has established the Directors Risk Committee, which, among other responsibilities, conducts regular oversight and review of the guidelines, policies and deliberations of the Asset/Liability Management Committee. We manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. Refer to the Overview section of Item 2 for additional discussion on how we manage interest rate risk.
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
The following table presents the estimated changes in the Company’s and Association's EVE and NII at March 31, 2025, that would result from the indicated changes in the United States Treasury yield curve and other relevant market interest rates.

TFS Financial Corporation
Change in Interest Rates (basis points)	Estimated EVE(1)		Estimated NII (2)
	Amount	Percentage Change	Amount	Percentage Change
	(Dollars in thousands)
+200	$993,310	(27.19)%	$324,206	11.85%
+100	1,191,067	(12.70)%	309,557	6.80%
0	1,364,269	—%	289,851	—%
-100	1,473,890	8.04%	272,933	(5.84)%
-200	1,524,463	11.74%	246,888	(14.82)%

Third Federal Savings and Loan Association
Change in Interest Rates (basis points)	Estimated EVE (1)		Estimated NII (2)
	Amount	Percentage Change	Amount	Percentage Change
	(Dollars in Thousands)
+200	$812,351	(31.32)%	$312,510	11.10%
+100	1,009,862	(14.62)%	299,438	6.45%
0	1,182,813	—%	281,299	—%
-100	1,292,181	9.25%	265,938	(5.46)%
-200	1,342,495	13.50%	241,440	(14.17)%
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
The tables above indicate that at March 31, 2025, in the event of an increase of 200 basis points in all interest rates, the Company and Association would experience a 27.19% and 31.32% decrease in EVE, respectively. In the event of a 200 basis point decrease in interest rates, the Company and Association would experience an 11.74% and 13.50% increase in EVE, respectively.

The following tables are based on the calculations contained in the previous tables, and set forth the change in the EVE at a +200 basis point rate of shock at March 31, 2025, with comparative information as of September 30, 2024. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

TFS Financial Corporation
Risk Measure (+200 Basis Points Rate Shock)	At March 31, 2025	At September 30, 2024
Pre-Shock EVE	$1,364,269	$1,313,560
Post-Shock EVE	$993,310	$1,001,779
Amount Change in EVE	$(370,959)	$(311,781)
Percentage Change in EVE	(27.19)%	(23.74)%

Third Federal Savings and Loan Association
Risk Measure (+200 Basis Points Rate Shock)	At March 31, 2025	At September 30, 2024
Pre-Shock EVE	$1,182,813	$1,143,608
Post-Shock EVE	$812,351	$832,140
Amount Change in EVE	$(370,462)	$(311,468)
Percentage Change in EVE	(31.32)%	(27.24)%
Accordingly, although the EVE presented in the tables above provides an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which seek to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in an improvement in the Pre-Shock EVE (base valuation) of 3.86% and 3.43% at March 31, 2025, when compared to the measures at September 30, 2024, for the Company and Association, respectively. Factors contributing to the Association's improvement included decrease in market interest rates, capital actions by the Association, and changes due to business activity. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions (reductions) to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition (reduction) of duration extending funding sources.
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

Part II — Other Information

Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of March 31, 2025, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Item 1A. Risk Factors
During the quarter ended March 31, 2025, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 21, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2025.

On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock, and repurchases began on January 6, 2017. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. At March 31, 2025, 5,191,951 shares of outstanding common stock remain to be repurchased. This program has no expiration date.
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
During the quarter ended March 31, 2025, the following two trading plans, intended to satisfy the affirmative defense of Rule 10b5-1, were adopted and one trading plan was terminated:

Name	Title	Date Plan Adopted/Terminated (1)	Duration of Plan		Number of Shares of Company's Common Stock to be Purchased, Exercised, or Sold (2)
Meredith S. Weil	Chief Financial Officer	Adopted March 11, 2025	March 11, 2025 through December 16, 2026	645	Exercise up to 78,600 stock options
Cathy W. Zbanek	Chief Synergy Officer	Adopted March 11, 2025	March 11, 2025 through December 15, 2026	644	Exercise up to 128,600 stock options
Daniel F. Weir	Director	Terminated February 26, 2025	November 14, 2024 through March 10, 2025	116	Sell up to 10,000 shares
(1) Trading Plans may terminate on an earlier date if all contemplated transactions are completed, upon termination by broker or holder of the Trading Plan, or as otherwise provided in the Trading Plan.
(2) Subject to certain conditions set forth in the Trading Plan.
Item 6.
(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 8, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	May 8, 2025	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	May 8, 2025	/s/ Meredith S. Weil
Meredith S. Weil
Chief Financial Officer