Form 10-Q
period 2025-06-30
TFS Financial CORP
filed 2025-08-07
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of August 5, 2025, there were 280,688,024 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.9% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

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
FHFA: Federal Housing Finance Agency

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	June 30, 2025	September 30, 2024
ASSETS
Cash and due from banks	$28,788	$26,287
Other interest-earning cash equivalents	423,793	437,431
Cash and cash equivalents	452,581	463,718
Investment securities available for sale (amortized cost $549,038 and $553,559, respectively)	525,212	526,251
Mortgage loans held for sale ($29,303 and $10,713 measured at fair value, respectively)	30,977	17,775
Loans held for investment, net:
Mortgage loans	15,591,275	15,321,400
Other loans	7,745	5,705
Deferred loan expenses, net	69,517	64,956
Allowance for credit loss on loans	(72,540)	(70,002)
Loans, net	15,595,997	15,322,059
Mortgage loan servicing rights, net	7,771	7,627
Federal Home Loan Bank stock, at cost	232,538	228,494
Real estate owned, net	1,240	174
Premises, equipment, and software, net	39,061	33,187
Accrued interest receivable	60,434	59,398
Bank owned life insurance contracts	322,595	317,977
Other assets	107,260	114,125
TOTAL ASSETS	$17,375,666	$17,090,785
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$10,341,499	$10,195,079
Borrowed funds	4,882,993	4,792,847
Borrowers’ advances for insurance and taxes	117,899	113,637
Principal, interest, and related escrow owed on loans serviced	30,237	28,753
Accrued expenses and other liabilities	115,032	97,845
Total liabilities	15,487,660	15,228,161
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,779,576 and 280,710,854 outstanding at June 30, 2025 and September 30, 2024, respectively	3,323	3,323
Paid-in capital	1,756,307	1,754,365
Treasury stock, at cost; 51,539,174 and 51,607,896 shares at June 30, 2025 and September 30, 2024, respectively	(771,861)	(772,195)
Unallocated ESOP shares	(19,500)	(22,750)
Retained earnings—substantially restricted	935,742	915,489
Accumulated other comprehensive income (loss)	(16,005)	(15,608)
Total shareholders’ equity	1,888,006	1,862,624
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,375,666	$17,090,785
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$177,493	$166,268	$521,151	$491,273
Investment securities available for sale	4,816	4,663	14,026	13,534
Other interest and dividend earning assets	9,098	13,975	28,950	40,751
Total interest and dividend income	191,407	184,906	564,127	545,558
INTEREST EXPENSE:
Deposits	76,803	75,521	230,124	212,532
Borrowed funds	39,610	40,112	118,632	123,283
Total interest expense	116,413	115,633	348,756	335,815
NET INTEREST INCOME	74,994	69,273	215,371	209,743
PROVISION (RELEASE) FOR CREDIT LOSSES	1,500	(500)	1,500	(2,500)
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	73,494	69,773	213,871	212,243
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,467	2,097	6,912	5,690
Net gain on the sale of loans	726	723	3,028	1,646
Increase in and death benefits from bank owned life insurance contracts	2,733	2,254	8,095	7,638
Other	1,122	1,171	2,584	3,308
Total non-interest income	7,048	6,245	20,619	18,282
NON-INTEREST EXPENSE:
Salaries and employee benefits	27,651	26,845	81,923	81,462
Marketing services	5,810	4,867	14,096	14,397
Office property, equipment and software	7,653	7,008	22,114	21,156
Federal insurance premium and assessments	3,519	3,258	10,777	11,049
State franchise tax	1,204	1,244	3,450	3,658
Other expenses	7,348	7,566	19,854	21,541
Total non-interest expense	53,185	50,788	152,214	153,263
INCOME BEFORE INCOME TAXES	27,357	25,230	82,276	77,262
INCOME TAX EXPENSE	5,844	5,277	17,316	15,889
NET INCOME	$21,513	$19,953	$64,960	$61,373
Earnings per share—basic and diluted	$0.08	$0.07	$0.23	$0.22
Weighted average shares outstanding
Basic	278,832,875	278,291,376	278,699,423	278,104,352
Diluted	279,873,274	279,221,360	279,716,745	279,072,087
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$21,513	$19,953	$64,960	$61,373
Other comprehensive income (loss), net of tax:
Net change in unrealized gain on securities available for sale	2,918	42	2,686	9,108
Net change in cash flow hedges	(19,715)	49	(3,083)	(52,439)
Net change in defined benefit plan obligation	—	105	—	733
Total other comprehensive income (loss)	(16,797)	196	(397)	(42,598)
Total comprehensive income	$4,716	$20,149	$64,563	$18,775
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended June 30, 2024
	Common Stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at March 31, 2024	$3,323	$1,751,960	$(772,195)	$(24,917)	$906,908	$42,418	$1,907,497
Net Income	—	—	—	—	19,953	—	$19,953
Other comprehensive income, net of tax	—	—	—	—	—	196	$196
ESOP shares allocated or committed to be released	—	280	—	1,083	—	—	$1,363
Compensation costs for equity incentive plans	—	840	—	—	—	—	$840
Treasury stock allocated to equity incentive plans	—	(6)	—	—	—	—	$(6)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,779)	—	$(14,779)
Balance at June 30, 2024	$3,323	$1,753,074	$(772,195)	$(23,834)	$912,082	$42,614	$1,915,064

	For the Three Months Ended June 30, 2025
	Common Stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at March 31, 2025	$3,323	$1,755,054	$(771,123)	$(20,584)	$929,195	$792	$1,896,657
Net Income	—	—	—	—	21,513	—	21,513
Other comprehensive income (loss), net of tax	—	—	—	—	—	(16,797)	(16,797)
ESOP shares allocated or committed to be released	—	312	—	1,084	—	—	1,396
Compensation costs for equity incentive plans	—	947	—	—	—	—	947
Purchase of treasury stock (57,500 shares)	—	—	(740)	—	—	—	(740)
Treasury stock allocated to equity incentive plans	—	(6)	2	—	—	—	(4)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,966)	—	(14,966)
Balance at June 30, 2025	$3,323	$1,756,307	$(771,861)	$(19,500)	$935,742	$(16,005)	$1,888,006

	For the Nine Months Ended June 30, 2024
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2023	$3,323	$1,755,027	$(776,101)	$(27,084)	$886,984	$85,212	$1,927,361
Cumulative effect from changes in accounting principle, net of tax[1]	—	—	—	—	7,898	—	7,898
Net income	—	—	—	—	61,373	—	61,373
Other comprehensive income (loss), net of tax	—	—	—	—	—	(42,598)	(42,598)
ESOP shares allocated or committed to be released	—	951	—	3,250	—	—	4,201
Compensation costs for equity incentive plans	—	2,926	—	—	—	—	2,926
Treasury stock allocated to equity incentive plan	—	(5,830)	3,906	—	—	—	(1,924)
Dividends declared to common shareholders ($0.8475 per common share)	—	—	—	—	(44,173)	—	(44,173)
Balance at June 30, 2024	$3,323	$1,753,074	$(772,195)	$(23,834)	$912,082	$42,614	$1,915,064

	For the Nine Months Ended June 30, 2025
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2024	$3,323	$1,754,365	$(772,195)	$(22,750)	$915,489	$(15,608)	$1,862,624
Net income	—	—	—	—	64,960	—	64,960
Other comprehensive income (loss), net of tax	—	—	—	—	—	(397)	(397)
ESOP shares allocated or committed to be released	—	985	—	3,250	—	—	4,235
Compensation costs for equity incentive plans	—	2,802	—	—	—	—	2,802
Purchase of treasury stock (57,500 shares)	—	—	(740)	—	—	—	(740)
Treasury stock allocated to equity incentive plan	—	(1,845)	1,074	—	—	—	(771)
Dividends declared to common shareholders ($0.8475 per common share)	—	—	—	—	(44,707)	—	(44,707)
Balance at June 30, 2025	$3,323	$1,756,307	$(771,861)	$(19,500)	$935,742	$(16,005)	$1,888,006
1 Related to ASU 2022-02 adopted November 2, 2023, based on September 30, 2023 data.
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Nine Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,960	$61,373
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	7,037	7,127
Depreciation and amortization	16,810	14,075
Deferred income taxes	28	(200)
Provision (release) for credit losses	1,500	(2,500)
Net gain on the sale of loans	(3,028)	(1,646)
Other net (gains) losses	(19)	276
Proceeds from sales of loans held for sale	63,257	67,711
Loans originated and principal repayments on loans for sale	(57,322)	(88,404)
Increase in bank owned life insurance contracts	(8,109)	(7,638)
Net decrease in interest receivable and other assets	7,230	4,212
Net increase in accrued expenses and other liabilities	1,178	92,894
Net cash provided by operating activities	93,522	147,280
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,712,340)	(2,113,358)
Principal repayments on loans	2,278,497	1,980,087
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	145,230	118,313
Proceeds from sale of:
Loans	130,628	106,561
Real estate owned	193	983
FHLB stock	19,742	49,530
Purchases of:
FHLB stock	(23,786)	(34,515)
Securities available for sale	(141,707)	(121,092)
Premises and equipment	(9,310)	(2,349)
Other	2,487	3,001
Net cash used in investing activities	(310,366)	(12,839)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	154,792	564,596
Net increase (decrease) in borrowers' advances for insurance and taxes	4,262	(57,660)
Net increase (decrease) in principal and interest owed on loans serviced	1,484	(12,944)
Net increase (decrease) in short-term borrowed funds	420,000	(742,000)
Proceeds from long-term borrowed funds	100,000	575,000
Repayment of long-term borrowed funds	(426,520)	(276,766)
Cash collateral/settlements received from (provided to) derivative counterparties	(2,131)	(44,851)
Acquisition or net settlement of treasury shares	(1,511)	(1,924)
Dividends paid to common shareholders	(44,669)	(44,203)
Net cash provided by (used in) financing activities	205,707	(40,752)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,137)	93,689
CASH AND CASH EQUIVALENTS—Beginning of period	463,718	466,746
CASH AND CASH EQUIVALENTS—End of period	$452,581	$560,435
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$244,322	$213,378
Cash paid for interest on borrowed funds	151,272	178,708
Cash paid (received) for interest on interest rate swaps	(44,330)	(67,081)
Cash paid for income taxes	11,780	13,724
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	1,240	247
Transfer of loans from held for investment to held for sale	148,789	112,917
Transfer of loans from held for sale to held for investment	1,327	771
Treasury stock issued for stock benefit plans	1,845	5,831
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other financial services. As of June 30, 2025, approximately 80.9% of the Company’s outstanding shares were owned by the federally chartered mutual holding company, Third Federal Savings, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at June 30, 2025, and its consolidated results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
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

2.EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At June 30, 2025 and 2024, the ESOP held 1,950,026 and 2,383,366 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended June 30,
	2025			2024
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$21,513			$19,953
Less: income allocated to restricted stock units	363			343
Basic earnings per share:
Income available to common shareholders	21,150	278,832,875	$0.08	19,610	278,291,376	$0.07
Diluted earnings per share:
Effect of dilutive potential common shares		1,040,399			929,984
Income available to common shareholders	$21,150	279,873,274	$0.08	$19,610	279,221,360	$0.07

	For the Nine Months Ended June 30,
	2025			2024
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$64,960			$61,373
Less: income allocated to restricted stock units	1,076			1,090
Basic earnings per share:
Income available to common shareholders	63,884	278,699,423	$0.23	60,283	278,104,352	$0.22
Diluted earnings per share:
Effect of dilutive potential common shares		1,017,322			967,735
Income available to common shareholders	$63,884	279,716,745	$0.23	$60,283	279,072,087	$0.22

The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Options to purchase shares	1,230,475	2,231,475	1,215,475	2,231,475
Restricted and performance stock units	20,000	30,000	20,000	30,000

3.INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below.

	June 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$483,774	$2,212	$(26,049)	$459,937
Fannie Mae certificates	2,658	85	(4)	2,739
Freddie Mac certificates	8,477	82	(26)	8,533
U.S. government and agency obligations	54,129	—	(126)	54,003
Total	$549,038	$2,379	$(26,205)	$525,212

	September 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$476,680	$1,202	$(28,481)	$449,401
Fannie Mae certificates	2,810	137	(2)	2,945
Freddie Mac certificates	1,138	—	(9)	1,129
U.S. government and agency obligations	72,931	29	(184)	72,776
Total	$553,559	$1,368	$(28,676)	$526,251
 At June 30, 2025 and September 30, 2024, investment securities included $50,111 and $68,932, respectively, of U.S. government obligations pledged as collateral on our open swap positions to meet margin requirements established by the clearing organization. Accrued interest on investment securities is $1,959 and $2,399 at June 30, 2025 and September 30, 2024, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
The following is a summary of our securities portfolio by the period remaining until contractual maturity and by weighted average yield at June 30, 2025 and September 30, 2024. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields are not presented on a tax-equivalent basis and are calculated by multiplying each carry value by its yield and dividing the sum of these results by the total carry values. We did not hold any tax-exempt securities at June 30, 2025 or September 30, 2024.

	June 30, 2025			September 30, 2024
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$50,205	$50,203	4.32%	$69,192	$69,219	5.25%
Due after one to five years	5,047	4,920	1.56	7,551	7,332	1.87
Due after five to ten years	36,839	36,375	3.76	27,639	27,162	3.22
Ten years or greater	456,947	433,714	3.42	449,177	422,538	3.16
Total	$549,038	$525,212	3.51%	$553,559	$526,251	3.40%

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at June 30, 2025 and September 30, 2024, were as follows:

	June 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$1,941	$3	$281,429	$26,046	$283,370	$26,049
Fannie Mae certificates	—	—	99	4	99	4
Freddie Mac certificates	—	—	1,108	26	1,108	26
U.S. government and agency obligations	50,111	1	3,893	125	54,004	126
Total	$52,052	$4	$286,529	$26,201	$338,581	$26,205

	September 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$9,393	$9	$325,660	$28,472	$335,053	$28,481
Fannie Mae certificates	—	—	101	2	101	2
Freddie Mac certificates	—	—	1,129	9	1,129	9
U.S. government and agency obligations	—	—	3,844	184	3,844	184
Total	$9,393	$9	$330,734	$28,667	$340,127	$28,676
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
Since the decline in value is primarily attributable to an increase in market interest rates and not credit quality deterioration, and because there is no intent to sell the securities and it is unlikely that the Company will be required to sell the securities prior to recovery of the amortized cost, the Company did not record an allowance for credit losses on investment securities as of June 30, 2025 or September 30, 2024.

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	June 30, 2025	September 30, 2024
Real estate loans:
Residential Core	$10,969,930	$11,385,142
Residential Home Today	37,474	40,936
Home equity lines of credit (1)	3,881,132	3,323,381
Home equity loans (1)	695,004	561,926
Construction	14,506	21,701
Real estate loans	15,598,046	15,333,086
Other loans	7,745	5,705
Add (deduct):
Deferred loan expenses, net	69,517	64,956
Loans in process	(6,771)	(11,686)
Allowance for credit losses on loans	(72,540)	(70,002)
Loans held for investment, net	$15,595,997	$15,322,059
(1) At and for the nine months ended June 30, 2025, balances of and activity related to home equity lines of credit and home equity loans are reported as separate line items. Prior periods have been reclassified to conform to the current presentation.
Loans held for investment are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses and any applicable loans-in-process. Accrued interest is $58,461 and $56,982 as of June 30, 2025 and September 30, 2024, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. At June 30, 2025 and September 30, 2024, the percentage of aggregate Residential Core, Residential Home Today and Construction loans secured by properties in Ohio were 59% and 58%, respectively, and the percentage of those loans secured by properties in Florida was 17% at both dates. As of

June 30, 2025 and September 30, 2024, home equity lines of credit were concentrated in Ohio (22% and 23%, respectively), Florida (22% at both dates), and California (17% and 16%, respectively), and home equity loans were concentrated in Ohio (24% and 26%, respectively), Florida (23% and 25%, respectively), and California (18% and 19%, respectively).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and historical performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to periodic rate adjustments caps and various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $4,056,491 and $4,379,132 at June 30, 2025 and September 30, 2024, respectively.
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
Loans held for sale include loans originated or acquired with the intent to sell which are generally priced in alignment with secondary market pricing and may be subject to loan level pricing adjustments. Additionally, loans originated or acquired for the held for investment portfolio may later be identified for sale and transferred to the held for sale portfolio, which may include loans originated or acquired within the parameters of programs established by Fannie Mae. During the three and nine months ended June 30, 2025 and June 30, 2024, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At June 30, 2025 and September 30, 2024, mortgage loans held for sale totaled $30,977 and $17,775, respectively. During the three and nine months ended June 30, 2025, the principal balance of loans sold, according to trade date, was $63,372 and $210,562 (including loans in contracts pending settlement) compared to $69,420 and $190,743 (including loans in contracts pending settlement) during the three and nine months ended June 30, 2024. During the three and nine months ended June 30, 2025, the amortized cost of loans originated as held for sale that were subsequently transferred to the held for investment portfolio was $0 and $1,327, respectively, compared to $771 during the three and nine months ended June 30, 2024.

DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at June 30, 2025 and September 30, 2024, is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
June 30, 2025
Real estate loans:
Residential Core	$6,334	$2,801	$9,900	$19,035	$10,977,395	$10,996,430
Residential Home Today	893	336	667	1,896	35,113	37,009
Home equity lines of credit	5,592	1,189	4,657	11,438	3,907,593	3,919,031
Home equity loans	1,286	37	576	1,899	698,772	700,671
Construction	—	—	—	—	7,651	7,651
Total real estate loans	14,105	4,363	15,800	34,268	15,626,524	15,660,792
Other loans	—	—	—	—	7,745	7,745
Total	$14,105	$4,363	$15,800	$34,268	$15,634,269	$15,668,537

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2024
Real estate loans:
Residential Core	$7,554	$4,024	$8,881	$20,459	$11,388,395	$11,408,854
Residential Home Today	814	307	693	1,814	38,657	40,471
Home equity lines of credit	3,556	1,014	4,078	8,648	3,351,495	3,360,143
Home equity loans	578	107	282	967	565,906	566,873
Construction	—	—	—	—	10,015	10,015
Total real estate loans	12,502	5,452	13,934	31,888	15,354,468	15,386,356
Other loans	—	—	—	—	5,705	5,705
Total	$12,502	$5,452	$13,934	$31,888	$15,360,173	$15,392,061
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

The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative allowance, primarily because they have already been subject to collateral review and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. There are no loans 90 or more days past due and still accruing at June 30, 2025 or September 30, 2024.

	June 30, 2025		September 30, 2024
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$18,637	$22,552	$18,937	$21,058
Residential Home Today	3,042	3,139	3,506	3,672
Home equity lines of credit	9,121	10,426	7,610	8,361
Home equity loans	1,137	1,137	460	519
Total non-accrual loans	$31,937	$37,254	$30,513	$33,610
At June 30, 2025 and September 30, 2024, the amortized cost in non-accrual loans includes $21,468 and $19,704, respectively, which are performing according to the terms of their agreement, of which $13,914 and $11,532, respectively, are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. At June 30, 2025 and September 30, 2024, real estate loans include $10,759 and $10,527, respectively, of loans that were in the process of foreclosure.
Interest on loans in accrual status is recognized in interest income as it accrues on a daily basis. Accrued interest on loans in non-accrual status is written off by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $278 and $757 for the three and nine months ended June 30, 2025, and $183 and $507 for the three and nine months ended June 30, 2024, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a modification when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a modification that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.

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
Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors, are recognized when forecasted economic data used in the model differs from management's view or contains a significant level of uncertainty. Identifiable model limitations may also lead to qualitative adjustments, such as those made to reflect the expected recovery of loan amounts previously charged-off, beyond what the model is able to project. The qualitative adjustments resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. The net qualitative adjustment at June 30, 2025, was a reduction to the allowance for credit losses of $3,382, compared to a reduction of $5,519 at September 30, 2024. Qualitative adjustments are evaluated quarterly, at a minimum, based on current facts and circumstances.
Partial or full charge-offs are recognized for the amount of credit losses on loans when the borrower is experiencing financial difficulty. Charge-offs are taken when:

•For residential mortgage loans, payments are at least 150 days delinquent, but no later than 180 days delinquent;
•For home equity loans and lines of credit and modified residential loans, payments are greater than 90 days delinquent;
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
For all classes of loans, a loan is considered collateral-dependent when, based on current information and events, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the collateral or foreclosure is probable. Factors considered in determining that a loan is collateral-dependent may include the deteriorating financial condition of the borrower, indicated by missed or delinquent payments, or a pending legal action, such as bankruptcy or foreclosure.
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

	For the Three Months Ended June 30, 2025
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$40,665	$119	$—	$195	$40,979
Residential Home Today	(2,440)	(1,045)	(7)	570	(2,922)
Home equity lines of credit	19,462	1,150	(213)	389	20,788
Home equity loans	12,832	823	—	11	13,666
Construction	27	2	—	—	29
Total real estate loans	$70,546	$1,049	$(220)	$1,165	$72,540
Total Unfunded Loan Commitments (1)	$29,380	$451	$—	$—	$29,831
Total Allowance for Credit Losses	$99,926	$1,500	$(220)	$1,165	$102,371

(1) For all periods presented, the total allowance for unfunded loan commitments is recognized in accrued expenses and other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

	For the Three Months Ended June 30, 2024
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$47,714	$(2,924)	$(29)	$453	$45,214
Residential Home Today	(2,624)	(1,076)	(73)	669	(3,104)
Home equity lines of credit	14,376	764	(143)	453	15,450
Home equity loans	8,622	1,281	(18)	34	9,919
Construction	81	(51)	—	20	50
Total real estate loans	$68,169	$(2,006)	$(263)	$1,629	$67,529
Total Unfunded Loan Commitments (1)	$26,657	$1,506	$—	$—	$28,163
Total Allowance for Credit Losses	$94,826	$(500)	$(263)	$1,629	$95,692

(1) For all periods presented, the total allowance for unfunded loan commitments is recognized in accrued expenses and other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

	For the Nine Months Ended June 30, 2025
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$44,402	$(4,251)	$(18)	$846	$40,979
Residential Home Today	(2,672)	(1,664)	(15)	1,429	(2,922)
Home equity lines of credit	16,590	3,395	(767)	1,570	20,788
Home equity loans	11,642	2,011	(17)	30	13,666
Construction	40	(11)	—	—	29
Total real estate loans	$70,002	$(520)	$(817)	$3,875	$72,540
Total Unfunded Loan Commitments (1)	$27,811	$2,020	$—	$—	$29,831
Total Allowance for Credit Losses	$97,813	$1,500	$(817)	$3,875	$102,371

(1) For all periods presented, the total allowance for unfunded loan commitments is recognized in accrued expenses and other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

	For the Nine Months Ended June 30, 2024
	Beginning Balance	Adoption of ASU 2022-02[2]	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$55,375	$(5,896)	$(5,076)	$(216)	$1,027	$45,214
Residential Home Today	(1,236)	(1,896)	(1,517)	(103)	1,648	(3,104)
Home equity lines of credit	16,086	(2,468)	613	(661)	1,880	15,450
Home equity loans	6,961	(2)	2,931	(34)	63	9,919
Construction	129	—	(99)	—	20	50
Total real estate loans	$77,315	$(10,262)	$(3,148)	$(1,014)	$4,638	$67,529
Total Unfunded Loan Commitments (1)	$27,515	$—	$648	$—	$—	$28,163
Total Allowance for Credit Losses	$104,830	$(10,262)	$(2,500)	$(1,014)	$4,638	$95,692

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

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2025	2024	2023	2022	2021	Prior			Total
June 30, 2025
Real estate loans:
Residential Core
Pass	$590,622	$480,437	$1,408,531	$2,730,062	$1,682,782	$4,074,281	$—	$—	$10,966,715
Special Mention	—	—	—	—	—	723	—	—	723
Substandard	—	165	1,660	3,803	2,620	20,744	—	—	28,992
Total Residential Core	590,622	480,602	1,410,191	2,733,865	1,685,402	4,095,748	—	—	10,996,430
Residential Home Today (1)
Pass	—	—	—	—	—	33,275	—	—	33,275
Substandard	—	—	—	—	—	3,734	—	—	3,734
Total Residential Home Today	—	—	—	—	—	37,009	—	—	37,009
Home equity lines of credit
Pass	—	—	—	—	—	—	3,845,469	52,958	3,898,427
Special Mention	—	—	—	—	—	—	5,953	269	6,222
Substandard	—	—	—	—	—	—	8,935	5,447	14,382
Total Home equity lines of credit	—	—	—	—	—	—	3,860,357	58,674	3,919,031
Home equity loans
Pass	232,113	251,980	135,506	47,559	14,847	15,604	—	—	697,609
Special Mention	309	837	231	21	—	16	—	—	1,414
Substandard	—	142	1,008	209	110	179	—	—	1,648
Total Home equity loans	232,422	252,959	136,745	47,789	14,957	15,799	—	—	700,671
Total Construction	4,673	2,978	—	—	—	—	—	—	7,651
Total real estate loans
Pass	827,408	735,395	1,544,037	2,777,621	1,697,629	4,123,160	3,845,469	52,958	15,603,677
Special Mention	309	837	231	21	—	739	5,953	269	8,359
Substandard	—	307	2,668	4,012	2,730	24,657	8,935	5,447	48,756
Total real estate loans	$827,717	$736,539	$1,546,936	$2,781,654	$1,700,359	$4,148,556	$3,860,357	$58,674	$15,660,792
(1) No new originations of Home Today loans since fiscal year 2016.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term
	By fiscal year of origination
	2024	2023	2022	2021	2020	Prior			Total
September 30, 2024
Real estate loans:
Residential Core
Pass	$573,935	$1,500,928	$2,934,968	$1,841,516	$1,205,702	$3,323,146	$—	$—	$11,380,195
Special Mention	—	—	—	1,050	—	795	—	—	1,845
Substandard	178	1,629	2,416	1,157	1,814	19,620	—	—	26,814
Total Residential Core	574,113	1,502,557	2,937,384	1,843,723	1,207,516	3,343,561	—	—	11,408,854
Residential Home Today (1)
Pass	—	—	—	—	—	36,116	—	—	36,116
Substandard	—	—	—	—	—	4,355	—	—	4,355
Total Residential Home Today	—	—	—	—	—	40,471	—	—	40,471
Home equity lines of credit
Pass	—	—	—	—	—	—	3,290,851	54,190	3,345,041
Special Mention	—	—	—	—	—	—	3,735	607	4,342
Substandard	—	—	—	—	—	—	5,880	4,880	10,760
Total Home equity lines of credit	—	—	—	—	—	—	3,300,466	59,677	3,360,143
Home equity loans
Pass	305,870	163,969	57,254	18,461	5,147	14,621	—	—	565,322
Special Mention	111	613	101	—	—	51	—	—	876
Substandard	—	196	151	141	43	144	—	—	675
Total Home equity loans	305,981	164,778	57,506	18,602	5,190	14,816	—	—	566,873
Total Construction	7,932	2,083	—	—	—	—	—	—	10,015
Total real estate loans
Pass	887,737	1,666,980	2,992,222	1,859,977	1,210,849	3,373,883	3,290,851	54,190	15,336,689
Special Mention	111	613	101	1,050	—	846	3,735	607	7,063
Substandard	178	1,825	2,567	1,298	1,857	24,119	5,880	4,880	42,604
Total real estate loans	$888,026	$1,669,418	$2,994,890	$1,862,325	$1,212,706	$3,398,848	$3,300,466	$59,677	$15,386,356
(1) No new originations of Home Today loans since fiscal year 2016.
The following table presents gross charge-offs of residential loan receivables recorded during the fiscal year-to-date periods presented. There were no gross charge-offs in the construction loan portfolios for the periods presented.

	For the Nine Months Ended June 30, 2025
	By fiscal year of origination						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	2025	2024	2023	2022	2021	Prior			Total
Real estate loans:
Residential Core	$—	$—	$—	$—	$—	$18	$—	$—	$18
Residential Home Today	—	—	—	—	—	15	—	—	15
Home equity lines of credit	—	—	—	—	—	—	393	374	767
Home equity loans	—	—	—	—	17	—	—	—	17
Total real estate loans	$—	$—	$—	$—	$17	$33	$393	$374	$817

	For the Nine Months Ended June 30, 2024
	By fiscal year of origination						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	2024	2023	2022	2021	2020	Prior			Total
Real estate loans:
Residential Core	$11	$—	$10	$—	$—	$195	$—	$—	$216
Residential Home Today	—	—	—	—	—	103	—	—	103
Home equity lines of credit	—	—	—	—	—	—	369	292	661
Home equity loans	—	—	16	18	—	—	—	—	34
Total real estate loans	$11	$—	$26	$18	$—	$298	$369	$292	$1,014
The home equity lines of credit that converted from revolving to term loans during the three and nine months ended June 30, 2025, totaled $5,109 and $11,333, respectively, and during the three and nine months ended June 30, 2024, totaled $4,392 and $6,558, respectively. The amount of conversions to term loans is expected to remain relatively low for several years since the length of the draw period on new originations changed from five to 10 years in 2016.
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
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At June 30, 2025 and September 30, 2024, no other loans were graded as non-performing.

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

The following tables present the amortized cost of modifications by type executed during the periods presented for borrowers experiencing financial difficulty. For the three and nine months ended June 30, 2025 and June 30, 2024, there were no modifications made on construction loans.

	For the Three Months Ended June 30, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$427	$658	$78	$—	$1,163	0.01%
Residential Home Today	—	—	90	156	—	246	0.66
Home equity lines of credit	—	—	106	295	—	401	0.01
Home equity loans	—	—	70	—	—	70	0.01
Total	$—	$427	$924	$529	$—	$1,880	0.01%

	For the Three Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$182	$590	$16	$—	$788	0.01%
Residential Home Today	—	56	69	37	—	162	0.39
Home equity lines of credit	—	—	471	98	—	569	0.02
Home equity loans	—	—	—	—	—	—	—
Total	$—	$238	$1,130	$151	$—	$1,519	0.01%

	For the Nine Months Ended June 30, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$997	$1,662	$650	$333	$3,642	0.03%
Residential Home Today	—	25	352	157	3	537	1.45
Home equity lines of credit	—	46	297	467	—	810	0.02
Home equity loans	—	—	70	—	—	70	0.01
Total	$—	$1,068	$2,381	$1,274	$336	$5,059	0.03%

	For the Nine Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$529	$2,704	$843	$475	$4,551	0.04%
Residential Home Today	—	104	221	225	—	550	1.31
Home equity lines of credit	—	—	940	234	25	1,199	0.04
Home equity loans	—	—	45	—	—	45	0.01
Total	$—	$633	$3,910	$1,302	$500	$6,345	0.04%

The following tables present the financial effects of the loan modifications presented above based on the type of modification.

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	Interest Rate Reduction		Term Extension	Interest Rate Reduction		Term Extension
	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life
	From	To		From	To
Residential Core	5.49%	3.50%	6.8	3.39%	2.00%	1.6
Residential Home Today	4.90%	3.89%	3.4	5.63%	2.00%	10.4
Home equity lines of credit	6.57%	3.84%	24.2	7.99%	3.50%	7.3
Home equity loans	—%	—%	0.0	—%	—%	0.0

	For the Nine Months Ended June 30, 2025			For the Nine Months Ended June 30, 2024
	Interest Rate Reduction		Term Extension	Interest Rate Reduction		Term Extension
	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life
	From	To		From	To
Residential Core	5.52%	3.50%	10.6	3.97%	2.07%	10.2
Residential Home Today	4.90%	3.89%	2.5	3.91%	2.00%	14.9
Home equity lines of credit	6.74%	3.71%	22.2	6.46%	3.18%	10.6
Home equity loans	—%	—%	0.0	—%	—%	0.0
The performance of loans modified for borrowers experiencing financial difficulty is closely monitored by the Company to evaluate the effectiveness of modification efforts. Modifications made to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms are considered subsequently defaulted. The following table provides information, by type of modification, about loans that were modified within the last 12 months and subsequently defaulted during the three and nine months ended June 30, 2025 and June 30, 2024. There were no home equity loans that subsequently defaulted for the three and nine months ended June 30, 2025 and June 30, 2024.

	For the Three Months Ended June 30, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$297	$—	$333	$630
Residential Home Today	—	—	43	—	3	46
Home equity lines of credit	—	—	31	—	—	31
Total	$—	$—	$371	$—	$336	$707

	For the Three Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$22	$14	$—	$36
Residential Home Today	—	—	16	—	—	16
Home equity lines of credit	—	—	101	—	—	101
Total[1]	$—	$—	$139	$14	$—	$153

(1) The Company adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective October 1, 2023, therefore, the June 30, 2024 presentation only includes loans modified since adoption.

	For the Nine Months Ended June 30, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$297	$—	$333	$630
Residential Home Today	—	—	43	—	3	46
Home equity lines of credit	—	—	31	—	—	31
Total	$—	$—	$371	$—	$336	$707

	For the Nine Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$22	$14	$—	$36
Residential Home Today	—	—	16	—	—	16
Home equity lines of credit	—	—	195	—	—	195
Total[1]	$—	$—	$233	$14	$—	$247

(1) The Company adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective October 1, 2023, therefore, the June 30, 2024 presentation only includes loans modified since adoption.
The following tables present performance by loan type as of June 30, 2025 and June 30, 2024, on loans modified during the previous 12 months for borrowers experiencing financial difficulty. The loans in delinquency status primarily consisted of loans with significant payment delays prior to modification, which continue to be reported delinquent based on their original contractual terms.

June 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$66	$327	$1,288	$1,681	$3,152	$4,833
Residential Home Today	41	2	380	423	185	608
Home equity lines of credit	129	—	136	265	645	910
Home equity loans	—	—	70	70	86	156
Total	$236	$329	$1,874	$2,439	$4,068	$6,507

June 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$76	$745	$944	$1,765	$2,786	$4,551
Residential Home Today	57	10	210	277	273	550
Home equity lines of credit	282	—	803	1,085	114	1,199
Home equity loans	—	—	45	45	—	45
Total[1]	$415	$755	$2,002	$3,172	$3,173	$6,345
(1) The Company adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective October 1, 2023, therefore, the June 30, 2024 presentation only includes loans modified since adoption.

5.DEPOSITS
Deposit account balances are summarized as follows:

	June 30, 2025	September 30, 2024
Checking accounts	$810,629	$829,924
Savings accounts, excluding money market accounts	1,101,088	1,127,772
Money market accounts	143,339	193,074
Certificates of deposit	8,271,633	8,021,123
	10,326,689	10,171,893
Accrued interest	14,810	23,186
Total deposits	$10,341,499	$10,195,079
The aggregate amount of CDs in denominations of more than $250 was $1,465,541 and $1,283,719 at June 30, 2025 and September 30, 2024, respectively. In accordance with the DFA, the maximum amount of federal deposit insurance is $250 per depositor for each account ownership category.
Brokered CDs (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $977,499 and $1,217,303 at June 30, 2025 and September 30, 2024, respectively, of which $675,000 and $725,000 were aligned with interest rate swaps as discussed in Note 13. DERIVATIVE INSTRUMENTS. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at June 30, 2025 and September 30, 2024, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
At June 30, 2025, the Association had a maximum borrowing capacity of $7,619,351, of which $4,882,993 was outstanding. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati, as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. The Association also has the ability to purchase Fed Funds through arrangements with other institutions. Additionally, the ability to borrow from the FRB-Cleveland Discount Window is available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio.
Total borrowings at June 30, 2025 are summarized in the table below:

	Borrowing Capacity	Borrowings Available	Borrowings Outstanding
FHLB	$6,633,552	$1,768,534	$4,865,018
FRB Cleveland	530,799	530,799	—
Fed Funds Purchased	455,000	455,000	—
Subtotal	$7,619,351	$2,754,333	4,865,018
Accrued Interest			17,975
Total Borrowings			$4,882,993

Maturities of borrowings at June 30, 2025 are summarized in the table below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$1,435,163	3.43%
13 to 24 months	950,000	3.14
25 to 36 months	926,162	3.76
37 to 48 months	600,870	3.53
49 to 60 months	951,090	3.43
Over 60 months	1,733	1.40
Total Advances	4,865,018	3.45
Accrued interest	17,975
Total	$4,882,993
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
For the three and nine months ended June 30, 2025, and June 30, 2024, net interest expense related to short-term borrowings was $24,994 and $74,420, and $25,098 and $81,137, respectively.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss), net of tax and the related tax expense (benefit) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	June 30, 2025				June 30, 2024
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(21,291)	$25,518	$(3,435)	$792	$(32,107)	$83,044	$(8,519)	$42,418
Other comprehensive income (loss) before reclassifications	2,918	(11,917)	—	(8,999)	42	16,525	—	16,567
Amounts reclassified	—	(7,798)	—	(7,798)	—	(16,476)	105	(16,371)
Other comprehensive income (loss), net of tax	2,918	(19,715)	—	(16,797)	42	49	105	196
Balance at end of period	$(18,373)	$5,803	$(3,435)	$(16,005)	$(32,065)	$83,093	$(8,414)	$42,614
Tax expense (benefit) netted in other comprehensive income or loss	$867	$(5,854)	$—	$(4,987)	$12	$14	$31	$57

	For the Nine Months Ended				For the Nine Months Ended
	June 30, 2025				June 30, 2024
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(21,059)	$8,886	$(3,435)	$(15,608)	$(41,173)	$135,532	$(9,147)	$85,212
Other comprehensive income (loss) before reclassifications	2,686	24,741	—	27,427	9,108	(663)	418	8,863
Amounts reclassified	—	(27,824)	—	(27,824)	—	(51,776)	315	(51,461)
Other comprehensive income (loss), net of tax	2,686	(3,083)	—	(397)	9,108	(52,439)	733	(42,598)
Balance at end of period	$(18,373)	$5,803	$(3,435)	$(16,005)	$(32,065)	$83,093	$(8,414)	$42,614
Tax expense (benefit) netted in other comprehensive income or loss	$796	$(915)	$—	$(119)	$2,703	$(15,572)	$221	$(12,648)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Line Item in the Consolidated Statements of Income
	2025	2024	2025	2024
Cash flow hedges:
Interest (income) expense	$(10,114)	$(21,369)	$(36,087)	$(67,152)	Interest expense
Net income tax effect	2,316	4,893	8,263	15,376	Income tax expense
Net of income tax expense	(7,798)	(16,476)	(27,824)	(51,776)

Amortization of defined benefit plan:
Actuarial loss	—	136	—	410	(a)
Net income tax effect	—	(31)	—	(95)	Income tax expense
Net of income tax expense	—	105	—	315

Total reclassifications for the period	$(7,798)	$(16,371)	$(27,824)	$(51,461)

(a) This item is included in the computation of net periodic pension cost. See Note 9. DEFINED BENEFIT PLAN for additional disclosure.

8.    INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and city jurisdictions. The Company’s combined federal and state effective income tax rate was 21.0% and 20.6% for the nine months ended June 30, 2025 and June 30, 2024, respectively.
The Company is no longer subject to income tax examinations in its major jurisdictions for tax years ended prior to 2021. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the consolidated financial statements as a component of its provision for income taxes.
The Company makes certain investments in limited partnerships, which invest in affordable housing projects that qualify for the LIHTC. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the nine months ended June 30, 2025 and June 30, 2024.

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
The components of net periodic cost recognized in other non-interest expense in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest cost	$740	$827	$2,220	$2,480
Expected return on plan assets	(1,197)	(995)	(3,590)	(2,986)
Amortization of net loss	—	136	—	410
Net periodic (benefit) cost	$(457)	$(32)	$(1,370)	$(96)
There were no required minimum employer contributions during the nine months ended June 30, 2025. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2025.

10.    EQUITY INCENTIVE PLAN
During the nine months ended June 30, 2025, 178,700 restricted stock units, 135,300 performance share units, and 12,000 stock options were granted to directors, executive officers and certain managers of the Company. During the nine months ended June 30, 2025, performance share units granted in December 2022 were reduced by 10,200 units, according to the targeted performance formula. The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock option expense	$28	$31	$84	$54
Restricted stock units expense	654	584	1,973	2,216
Performance share units expense	265	225	745	656
Total stock-based compensation expense	$947	$840	$2,802	$2,926
At June 30, 2025, 1,230,475 shares were subject to options, with a weighted average exercise price of $15.81 per share and a weighted average grant date fair value of $1.94 per share. Expected future expense, relating to the 258,600 non-vested options outstanding as of June 30, 2025, is $154 over a weighted average period of 1.4 years. At June 30, 2025, 421,990 restricted stock units and 288,100 performance share units with a weighted average grant date fair value of $13.13 and $13.01 per unit, respectively, are unvested. Expected future compensation expense, relating to the 1,187,738 restricted stock units and 288,100 performance share units outstanding as of June 30, 2025, is $3,094 over a weighted average period of 1.9 years and $1,515 over a weighted average period of 2.0 years, respectively. Each unit is equivalent to one share of common stock.

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
At June 30, 2025, the Company had commitments to originate or acquire loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$213,030	$1,105
Adjustable-rate mortgage loans	18,652	101
Home equity lines of credit	123,772	1,267
Home equity loans	70,989	1,490
Total	$426,443	$3,963
At June 30, 2025, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$5,515,011	$25,828
Construction loans	6,771	40
Total	$5,521,782	$25,868
At June 30, 2025, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $5,557,905.
At June 30, 2025 and September 30, 2024, the Company had $73,300 and $17,411, respectively, in commitments to sell mortgage loans. At June 30, 2025 and September 30, 2024, the Company had $115,804 and $15,891, respectively, in commitments to acquire mortgage loans, which are included in mortgage loan commitments above.
The above commitments are expected to be funded through normal operations.
The Company is undergoing an escheat audit covering the states of Ohio, Kentucky and Florida. Any potential loss, or range of potential loss, that may result from this matter is not reasonably estimable at June 30, 2025.
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

Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2025 and September 30, 2024, this includes $525,212 and $526,251, respectively, of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations, that can include items issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from independent third-party nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third-party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value with the exception of mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. The Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans, as permitted under the fair value guidance in U.S. GAAP. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At June 30, 2025 and September 30, 2024, there were $29,303 and $10,713 of loans held for sale subject to pending agency contracts measured at fair value, respectively, with unpaid principal balances of $28,734 and $10,336. For the three and nine months ended June 30, 2025, net gain (loss) on the sale of loans included $289 and $22, respectively, compared to $94 and $162 for the three and nine months ended June 30, 2024, related to gains or losses during the period due to changes in the fair value of loans held for sale subject to pending agency contracts. At June 30, 2025 and September 30, 2024, there were $1,675 and $7,061 of loans held for sale carried at cost, respectively. Loans held for sale are included in Level 2 of the hierarchy. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at June 30, 2025 and September 30, 2024, were $1,240 and $174, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At June 30, 2025 and September 30, 2024, these adjustments were not significant to reported fair values. At June 30, 2025 and September 30, 2024, $1,570 and $220, respectively, of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis, where the cost basis equals or exceeds the estimated fair values, less estimated costs to dispose, of $330 and $46, respectively. There were no real estate owned carried at their original or adjusted cost basis at June 30, 2025 and September 30, 2024.
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
Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at June 30, 2025 and September 30, 2024, are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	June 30, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$459,937	$—	$459,937	$—
Fannie Mae certificates	2,739	—	2,739	—
Freddie Mac securities	8,533	—	8,533	—
U.S. government and agency obligations	54,003	—	54,003	—
Mortgage loans held for sale	29,303	—	29,303	—
Derivatives:
Interest rate lock commitments	597	—	—	597
Total	$555,112	$—	$554,515	$597
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$160	$—	$160	$—
Total	$160	$—	$160	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$449,401	$—	$449,401	$—
Fannie Mae certificates	2,945	—	2,945	—
Freddie Mac certificates	1,129	—	1,129	—
U.S. government and agency obligations	72,776	—	72,776	—
Mortgage loans held for sale	10,713	—	10,713	—
Derivatives:
Interest rate lock commitments	395	—	—	395
Total	$537,359	$—	$536,964	$395
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$72	$—	$72	$—
Total	$72	$—	$72	$—

The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$318	$358	$395	$(1)
Gain during the period due to changes in fair value:
Included in other non-interest income	279	154	202	513
Ending balance	$597	$512	$597	$512
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$597	$512	$597	$512
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	June 30, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$43,411	$—	$—	$43,411
Real estate owned(1)	1,570	—	—	1,570
Total	$44,981	$—	$—	$44,981

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$39,577	$—	$—	$39,577
Real estate owned(1)	220	—	—	220
Total	$39,797	$—	$—	$39,797
(1)Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value
	June 30, 2025	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$43,411	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	3.7%

Interest rate lock commitments	$597	Quoted Secondary Market pricing	Closure rate	0	-	100%	90.0%

	Fair Value
	September 30, 2024	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$39,577	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	4.0%

Interest rate lock commitments	$395	Quoted Secondary Market pricing	Closure rate	0	-	100%	90.1%
The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	June 30, 2025
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$28,788	$28,788	$28,788	$—	$—
Interest-earning cash equivalents	423,793	423,793	423,793	—	—
Investment securities available for sale	525,212	525,212	—	525,212	—
Mortgage loans held for sale	30,977	31,010	—	31,010	—
Loans, net:
Mortgage loans held for investment	15,588,252	14,350,575	—	—	14,350,575
Other loans	7,745	7,745	—	—	7,745
Federal Home Loan Bank stock	232,538	232,538	N/A	—	—
Accrued interest receivable	60,434	60,434	—	60,434	—
Cash collateral received from or held by counterparty	5,977	5,977	5,977	—	—
Derivatives	597	597	—	—	597
Liabilities:
Checking and savings accounts	$2,055,056	$2,055,056	$—	$2,055,056	$—
Certificates of deposit	8,286,443	8,289,923	—	8,289,923	—
Borrowed funds	4,882,993	4,903,129	—	4,903,129	—
Borrowers’ advances for insurance and taxes	117,899	117,899	—	117,899	—
Principal, interest and escrow owed on loans serviced	30,237	30,237	—	30,237	—
Derivatives	160	160	—	160	—

	September 30, 2024
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$26,287	$26,287	$26,287	$—	$—
Interest-earning cash equivalents	437,431	437,431	437,431	—	—
Investment securities available for sale	526,251	526,251	—	526,251	—
Mortgage loans held for sale	17,775	17,986	—	17,986	—
Loans, net:
Mortgage loans held for investment	15,316,354	13,922,944	—	—	13,922,944
Other loans	5,705	5,705	—	—	5,705
Federal Home Loan Bank stock	228,494	228,494	N/A	—	—
Accrued interest receivable	59,398	59,398	—	59,398	—
Cash collateral received from or held by counterparty	7,844	7,844	7,844	—	—
Derivatives	395	395	—	—	395
Liabilities:
Checking and savings accounts	$2,150,770	$2,150,770	$—	$2,150,770	$—
Certificates of deposit	8,044,309	7,989,992	—	7,989,992	—
Borrowed funds	4,792,847	4,819,873	—	4,819,873	—
Borrowers’ advances for insurance and taxes	113,637	113,637	—	113,637	—
Principal, interest and escrow owed on loans serviced	28,753	28,753	—	28,753	—
Derivatives	72	72	—	72	—

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
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges, are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Derivatives qualifying as cash flow hedges are settled daily, bringing their fair value to $0. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions continue to be highly effective as of June 30, 2025.
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

	June 30, 2025			September 30, 2024
		Weighted Average			Weighted Average
	Notional Value	Term (years)	Fixed-Rate Payments	Notional Value	Term (years)	Fixed-Rate Payments
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$2,125,000	2.2	2.93%	$2,075,000	2.3	2.68%
Other Liabilities	1,525,000	3.3	3.72	1,575,000	4.1	3.67
Total cash flow hedges: Interest rate swaps	$3,650,000	2.7	3.26%	$3,650,000	3.1	3.10%

	June 30, 2025		September 30, 2024
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$35,917	$597	$11,467	$395
Forward Commitments for the sale of mortgage loans
Other Liabilities	49,820	(160)	17,411	(72)
Total derivatives not designated as hedging instruments	$85,737	$437	$28,878	$323
The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss)	June 30,		June 30,
	Recognized in Income	2025	2024	2025	2024
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$(15,454)	$21,433	$32,090	$(858)
Amount of gain reclassified from AOCI	Interest expense: Borrowed funds and Deposits	10,114	21,369	36,087	67,152

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$279	$154	$202	$513
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	(139)	132	(88)	(19)
The Company estimates that $17,562 of the amounts reported in AOCI will be reclassified as a reduction to interest expense during the twelve months ending June 30, 2026.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts, rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as an intermediary on each cleared transaction. At June 30, 2025 and September 30, 2024, there was $5,977 and $7,844, respectively, of cash collateral included in other assets, and $50,111 and $68,932, respectively, included in investment securities related to initial margin requirements that are held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

14.    RECENT ACCOUNTING PRONOUNCEMENTS
Adopted during the nine months ended June 30, 2025
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures.” The amendments in this update improve disclosures about a public entity's reportable segments and addresses requests from investors and other allocators of capital for additional information about a reportable segment's expenses. While the Company only has one reportable segment, the update requires public entities with a single segment to provide all segment disclosures under ASC 280. The amendments in this update are effective for fiscal years beginning after December 15, 2023, or the Company's Form 10-K for the fiscal year ending September 30, 2025, and interim periods within fiscal years beginning after December 15, 2024, or the Company's fiscal year ending September 30, 2026, beginning with the Form 10-Q for the quarter ending December 31, 2025. Retrospective application is required for all prior periods presented in the financial statements. The adoption does not have a material effect on the Company's consolidated financial statements or disclosures.
Issued but not yet adopted as of June 30, 2025
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures". The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income tax paid. The update is effective for fiscal years beginning after December 15, 2024, or the Company's fiscal year ending September 30, 2026. Prospective and retrospective application to prior periods presented in the financials is permitted, as well as early adoption. The Company is currently assessing the impact of the requirements on its consolidated financial statement disclosures.
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
●
changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury, the Federal Reserve System, Fannie Mae, the OCC, FDIC, and others, and the effects of tariffs and retaliatory actions;

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
Consumers, businesses, and governments alike are navigating an elevated level of economic uncertainty as a new perspective on global trade policy is being deliberated by the markets. The Federal Reserve has maintained interest rates near 20-year highs. The U.S. Treasury yield curve is currently positive, after a prolonged period of inversion, normalizing just prior to the FRS's 100 basis point rate cuts between September and December 2024. It is possible that the easing cycle will continue in the second half of 2025, however, uncertainty can lead to volatility in interest rates and spreads, creating a challenging operating environment. Taking all of this into consideration, we remain committed to our mission, business model, and strategic approach. Specifically, (1) our capital ratios remain a primary source of financial strength; (2) our core deposits remain stable and the majority of our deposit accounts fall within FDIC insurance limits; (3) we maintain adequate access to contingent sources of liquidity; and (4) our risk management practices around an array of financial disciplines are robust and commensurate to an institution of our size and complexity.
Capital ratios remain a source of financial strength for the Company and the Association as all capital ratios, including the Company's Common Equity Tier 1 Capital ratio of 17.75%, exceed the regulatory requirement to be considered "Well Capitalized". Additional details on our capital ratios are reported in the Liquidity and Capital Resources section of this Item 2.
The Company maintains high-quality core deposits distributed primarily across our Ohio and Florida branch network in products tailored toward consumers seeking non-transactional savings. As of June 30, 2025, 95.9% of our $9.36 billion retail deposit base consists of accounts structured under the FDIC insured limit of $250,000. The Company has the ability to fund 100% of all uninsured deposit balances through sources described later in this Item 2 under the heading Liquidity and Capital Resources.
The Company retains ample and diverse sources of liquidity and funding, beyond deposits. At June 30, 2025, our combined additional borrowing capacity under the Association's blanket pledge arrangements with the FHLB of Cincinnati and the FRB Cleveland along with our ability to purchase Fed Funds through arrangements with other institutions totaled $2.75 billion. We also hold marketable securities that could be sold and converted to cash. Further details about liquidity and funding are described in the section labelled Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth of this Item 2.
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
•Maintaining and growing home equity line of credit balances, which carry an adjustable rate of interest, indexed to the prime rate;
•Opportunistically extending the duration of our funding sources;
•Utilizing interest rate swaps to convert short-term FHLB advances and brokered certificates of deposit into long-term, fixed rate borrowings; and
•Selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market.

Levels of Regulatory Capital
At June 30, 2025, the Company’s Tier 1 (leverage) capital totaled $1.86 billion, or 10.86%, of net average assets and 17.75% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.73 billion, or 10.10%, of net average assets and 16.51% of risk-weighted assets. Each of these measures is in excess of the requirements in effect at June 30, 2025, for designation as “well capitalized” under regulatory prompt corrective action provisions. Beginning this fiscal year, the Company entered into the final year of the five-year transitional period, as provided by a final rule, after CECL was adopted in fiscal year 2021. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and period end principal balances segregated by loan structure at origination:

	For the Nine Months Ended June 30, 2025		For the Nine Months Ended June 30, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations and Acquired Loans:
ARM (all Smart Rate) production	$98,731	13.0%	$128,752	21.5%
Fixed-rate production:
Terms less than or equal to 10 years	1,938	0.3	5,166	0.9
Terms greater than 10 years	659,528	86.7	464,808	77.6
Total fixed-rate production	661,466	87.0	469,974	78.5
Total First Mortgage Loan Originations and Acquired Loans	$760,197	100.0%	$598,726	100.0%

	June 30, 2025		September 30, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of First Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$4,056,491	36.9%	$4,379,132	38.3%
Fixed-rate Loans:
Terms less than or equal to 10 years	671,567	6.1	836,875	7.3
Terms greater than 10 years	6,279,346	57.0	6,210,073	54.4
Total fixed-rate loans	6,950,913	63.1	7,046,948	61.7
Total First Mortgage Loans Held For Investment	$11,007,404	100.0%	$11,426,080	100.0%
The following table sets forth the principal balances and yields as of June 30, 2025, for all ARM loans segregated by the next scheduled interest rate reset date:

	Current Balance of ARM Loans Scheduled for Interest Rate Reset	Yield
During the Fiscal Years Ending September 30,	(Dollars in thousands)
2025	$364,592	4.42%
2026	1,585,256	3.51%
2027	1,417,688	2.74%
2028	499,586	4.93%
2029	96,516	6.36%
2030	92,853	6.62%
Total	$4,056,491	3.63%
At June 30, 2025 and September 30, 2024, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and substantially all of which were held for sale to Fannie Mae, totaled $31.0 million and $17.8 million, respectively.

Loan Portfolio Yield
The following tables set forth the principal balance and interest yield as of June 30, 2025, for the portfolio of loans held for investment, by type of loan, structure and geographic location. Weighted average yields are based on principal balances as of June 30, 2025.

	June 30, 2025
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$671,567	4.3%	2.67%
Terms greater than 10 years	6,279,346	40.2	4.19
Total Fixed-Rate Residential Mortgage loans	6,950,913	44.5	4.04

ARMs	4,056,491	26.0	3.63
Home Equity Lines of Credit	3,881,132	24.9	6.66
Home Equity Loans	695,004	4.5	6.98
Construction and Other Loans	22,251	0.1	6.46
Total Loans Receivable	$15,605,791	100.0%	4.73%

	June 30, 2025
	Balance	Fixed Rate Balance	Fixed Rate Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,441,225	$5,057,044	78.5%	4.00%
Florida	1,850,624	900,349	48.7	3.66
Other	2,715,555	993,520	36.6	3.81
Total Residential Mortgage Loans	11,007,404	6,950,913	63.1	3.90
Home Equity Lines of Credit
Ohio	$859,878	$6,675	0.8%	6.65%
Florida	841,936	6,669	0.8	6.61
California	656,955	2,641	0.4	6.67
Other	1,522,363	2,696	0.2	6.68
Total Home Equity Lines of Credit	3,881,132	18,681	0.5	6.66
Home Equity Loans
Ohio	163,924	134,691	82.2	6.55
Florida	156,891	118,322	75.4	6.92
California	127,986	94,369	73.7	6.93
Other	246,203	196,683	79.9	7.34
Total Home Equity Loans	695,004	544,065	78.3	6.98
Construction and Other Loans	22,251	22,251	100.0	6.46
Total Loans Receivable	$15,605,791	$7,535,910	48.3%	4.73%

Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. Increasing our investments in loans with variable rates of interest help to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. We strive to grow the home equity line of credit portfolio through offering competitive rates, marketing efforts and by utilizing partners to attract more home equity line of credit customers. At June 30, 2025, the principal balance of home equity lines of credit (including those in repayment) that are structured to reset with each prime rate adjustment totaled $3.88 billion. Our home equity lending is discussed in the Lending Activities section of this Item 2.
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
The Association uses swaps to extend the duration of its funding sources. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occur and the notional principal amount does not appear on our balance sheet. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets and compounds daily over a specified interval

(generally one to three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. Concurrent with the execution of each swap, the Association enters into a short-term borrowing or issues brokered CDs in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with either the Company's variable rate borrowings from the FHLB of Cincinnati or brokered CDs. The Association has found it financially beneficial to use swaps to extend the duration of our liabilities with a relatively lower borrowing cost. For more details, refer to Notes 6. BORROWED FUNDS and 13. DERIVATIVE INSTRUMENTS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
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
During the nine months ended June 30, 2025, $210.6 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, primarily to Fannie Mae. Of these sold or committed loans, $20.8 million were originated under Fannie Mae's Home Ready initiative, $23.0 million were acquired through a correspondent lending partnership and $166.8 million were originated as agency-compliant first mortgage loans or to the same "Qualified Mortgage" underwriting standards. At June 30, 2025, loans classified as held for sale totaled $31.0 million. At June 30, 2025, we serviced $1.99 billion of loans we originated and later sold to investors.
We continue to consider liquidity and balance sheet management, as well as secondary market pricing, in evaluating the opportunity to sell loans. Loan sales are discussed in more detail within the Liquidity and Capital Resources section of this Item 2.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. At June 30, 2025, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that are at least 150 days past due, but not later than 180 days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing.
In an effort to limit our credit risk exposure and keep it consistent with the low risk appetite approved by the Board of Directors, the credit eligibility criteria is evaluated to ensure a successful homeowner has the primary source of repayment, followed by a collateral position that allows for a secondary source of repayment, if needed. Products that do not result in an effective mix of repayment ability are not offered. We believe we use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current quarter, the average credit score was 776 and the average LTV was 70% at origination. Our current delinquency levels reflect the higher credit standards to which we subject all new originations. As of June 30, 2025, loans originated or acquired had a balance of $15.70 billion, of which $34.3 million, or 0.2%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, where a large portion of our historical lending has occurred. At June 30, 2025, approximately 58.4% and 16.8% of the combined total of our residential Core and construction loans were held for investment, and approximately 22.4% and 21.8% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 25 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010, levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loans originated in the nine months ended June 30, 2025, 29.2% are secured by properties in states other than Ohio or Florida.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. At June 30, 2025, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.10%. The Association's Tier 1 (leverage) capital ratio at June 30, 2025 included the negative impact of a $40 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2024. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered deposits), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. To attract deposits, we typically offer rates that are competitive with the rates on similar products offered by other financial institutions. At June 30, 2025, deposits totaled $10.34 billion (including $977.5 million of brokered CDs), while borrowings totaled $4.88 billion and borrowers’ advances and servicing escrows totaled $148.1 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
While our retail deposit customers provide our primary source of funding, we maintain many alternative funding sources. First, we pledge available real estate mortgage loans with the FHLB of Cincinnati and the FRB-Cleveland. At June 30, 2025, the Association had the ability to borrow a maximum of $6.63 billion from the FHLB of Cincinnati and $530.8 million from the FRB-Cleveland Discount Window. As of June 30, 2025, our capacity for additional borrowing from the FHLB of Cincinnati was $1.77 billion. Second, we have the ability to purchase overnight Fed Funds up to $455.0 million through various arrangements with other institutions. Third, we invest in high quality marketable securities that exhibit limited market price variability and, to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At June 30, 2025, our investment securities portfolio totaled $525.2 million. Fourth, selling loans in the secondary market is a regular source of liquidity. During the nine months ended June 30, 2025, we sold, or committed to sell $210.6 million in loans primarily to Fannie Mae. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2025 and 2024, cash flows from operations provided $93.5 million and $147.3 million, respectively.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. We have successfully been able to reduce our operating expenses to help offset the pressure of margin compression resulting from our liabilities repricing at elevated interest rates and sooner than most of our longer-term fixed rate assets reprice. Our ratio of annualized non-interest expense to average assets was 1.19% for the nine months ended June 30, 2025, and 1.20% for the nine months ended June 30, 2024. As of June 30, 2025, our average assets per full-time employee and our average deposits per full-time employee were $18.2 million and $10.9 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered CDs) held at our branch offices ($253.1 million per branch office as of June 30, 2025) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses to help offset margin compression.

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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. Given the higher risk inherent in home equity loans and lines of credit and our experience during periods of weak housing markets and potential uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. We have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At June 30, 2025, we had an amortized cost of $3.92 billion in home equity lines of credit and $700.7 million in home equity loans outstanding, of which $5.2 million, or 0.11%, were delinquent 90 days or more.
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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the period)	$70,546	$68,169	$70,002	$77,315
Adoption of ASU 2022-02	—	—	—	(10,262)
Charge-offs on real estate loans:
Total Residential Core	—	29	18	216
Total Residential Home Today	7	73	15	103
Home equity lines of credit
Ohio	138	58	451	300
Florida	56	38	116	77
California	—	—	18	96
Other	19	47	182	188
Total home equity lines of credit	213	143	767	661
Home equity loans
Ohio	—	18	17	18
Florida	—	—	—	16
California	—	—	—	—
Other	—	—	—	—
Total home equity loans	—	18	17	34
Total charge-offs	220	263	817	1,014
Recoveries on real estate loans:
Residential Core	195	453	846	1,027
Residential Home Today	570	669	1,429	1,648
Home equity lines of credit	389	453	1,570	1,880
Home equity loans	11	34	30	63
Construction	—	20	—	20
Total recoveries	1,165	1,629	3,875	4,638
Net recoveries	945	1,366	3,058	3,624
Provision (release) of allowance for credit losses on loans	1,049	(2,006)	(520)	(3,148)
Allowance balance for loans (end of the period)	$72,540	$67,529	$72,540	$67,529

Allowance balance for credit losses on unfunded commitments (beginning of the period)	$29,380	$26,657	$27,811	$27,515
Provision for credit losses on unfunded loan commitments	451	1,506	2,020	648
Allowance balance for unfunded loan commitments (end of the period)	29,831	28,163	29,831	28,163
Allowance balance for all credit losses (end of the period)	$102,371	$95,692	$102,371	$95,692
Ratios:
Allowance for credit losses on loans to non-accrual loans at end of the period	194.72%	190.93%	194.72%	190.93%
Allowance for credit losses on loans to the total amortized cost in loans at end of the period	0.46%	0.44%	0.46%	0.44%

The following table sets forth additional information with respect to net recoveries by category for the periods indicated rounded to the nearest tenth of a percent.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Net recoveries to average loans outstanding (annualized)
Real estate loans:
Residential Core	0.01%	0.01%	0.01%	0.01%
Residential Home Today	0.01	0.02	0.01	0.01
Home equity lines of credit	0.00	0.01	0.01	0.01
Home equity loans	0.00	0.00	0.00	0.00
Total net recoveries to average loans outstanding (annualized)	0.02%	0.04%	0.03%	0.03%
We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses. We reported net recoveries in each quarter for the past six years, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution. During the three months ended June 30, 2025 and June 30, 2024, recoveries exceeded loan charge-offs by $0.9 million and $1.4 million, respectively. During the three months ended June 30, 2025 and June 30, 2024, gross charge-offs were $0.2 million and $0.3 million, respectively. Delinquent loans continue to be evaluated for potential losses and provisions are recorded for the estimate of potential losses of those loans.
During the three months ended June 30, 2025, the total allowance for credit losses increased to $102.4 million, from $99.9 million at March 31, 2025. The total allowance for credit losses is comprised of the asset portion, which is applied to the loan portfolio and the liability portion, which is applied to off-balance sheet exposures, primarily related to undrawn equity exposures. During the three months ended June 30, 2025, the asset portion of the total allowance increased to $72.5 million from $70.5 million, and the liability portion of the total allowance increased to $29.8 million from $29.4 million. We recorded a $1.5 million net provision for credit losses for the period, consisting of a $1.0 million provision on loans and a $0.5 million provision for credit losses on off-balance sheet exposures.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. The increase in the allowance for credit losses applied to the loan portfolio during the three months ended June 30, 2025, was primarily related to the net impact of increases in the home equity loan and line of credit portfolios and an increase in the mortgage loss dollars due to a higher origination rate and a widening in the treasury spread and unfavorable unemployment and home price projections. The portion of the allowance for credit losses applied to off-balance sheet exposures increased slightly due to an increase in those exposures, including both the undrawn portion of equity lines of credit and commitments to originate or acquire loans.
The amortized cost of the residential Core portfolio decreased 0.2%, or $23.1 million, and its total allowance increased 0.8%, or $0.3 million, as of June 30, 2025, compared to March 31, 2025. The amortized cost of the home equity lines of credit portfolio increased 5.7%, or $210.1 million, and its total allowance increased 6.8% to $20.8 million, from $19.5 million at March 31, 2025. The amortized cost of the home equity loans increased 7.9%, or $51.4 million, and its total allowance increased 6.5% to $13.7 million, from $12.8 million at March 31, 2025. As we are no longer originating loans under our Home Today program, there is an expected net recovery position for this portfolio which was $2.9 million at June 30, 2025, and $2.4 million at March 31, 2025. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans, which is driving the allowance balance for the Home Today loans to be negative. Refer to the "Activity in the Allowance for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information.

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

	June 30, 2025			September 30, 2024
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$40,979	56.5%	70.3%	$44,402	63.4%	74.2%
Residential Home Today	(2,922)	(4.0)	0.2	(2,672)	(3.8)	0.3
Home equity lines of credit	20,788	28.7	24.9	16,590	23.7	21.7
Home equity loans	13,666	18.8	4.5	11,642	16.6	3.6
Construction	29	—	0.1	40	0.1	0.2
Allowance for credit losses on loans	$72,540	100.0%	100.0%	$70,002	100.0%	100.0%

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

	June 30, 2025		September 30, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,405,394		$6,605,571
Florida	1,849,038		1,976,473
Other	2,715,498		2,803,098
Total Residential Core	10,969,930	70.3%	11,385,142	74.2%
Total Residential Home Today	37,474	0.2	40,936	0.3
Home equity lines of credit
Ohio	859,878		768,030
Florida	841,936		734,895
California	656,955		545,442
Other	1,522,363		1,275,014
Total home equity lines of credit	3,881,132	24.9	3,323,381	21.7
Home equity loans
Ohio	163,924		148,721
Florida	156,891		139,912
California	127,986		107,833
Other	246,203		165,460
Total home equity loans	695,004	4.5	561,926	3.6
Construction loans
Ohio	12,145		21,300
Florida	1,400		401
Other	961		—
Total construction	14,506	0.1	21,701	0.2
Other loans	7,745	—	5,705	—
Total loans receivable	15,605,791	100.0%	15,338,791	100.0%
Deferred loan expenses, net	69,517		64,956
Loans in process	(6,771)		(11,686)
Allowance for credit losses on loans	(72,540)		(70,002)
Total loans receivable, net	$15,595,997		$15,322,059

The following table provides the amortized cost and an analysis of our real estate loans held for investment disaggregated by refreshed FICO score, year of origination and portfolio at June 30, 2025. FICO scores are updated quarterly as available. The Company treats the FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk. Revolving loans reported at amortized cost include home equity lines of credit currently in their draw period, therefore not by year of origination. Revolving loans converted to term are home equity lines of credit that are in repayment.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2025	2024	2023	2022	2021	Prior			Total
	(Dollars in thousands)
June 30, 2025
Real estate loans:
Residential Core
<680	$10,885	$20,110	$57,963	$118,962	$66,256	$185,366	$—	$—	$459,542
680-740	98,416	54,169	160,870	306,703	177,853	427,758	—	—	1,225,769
741+	480,464	404,771	1,185,019	2,276,921	1,404,277	3,359,159	—	—	9,110,611
Unknown (1)	857	1,552	6,339	31,279	37,016	123,465	—	—	200,508
Total Residential Core	590,622	480,602	1,410,191	2,733,865	1,685,402	4,095,748	—	—	10,996,430
Residential Home Today (2)
<680	—	—	—	—	—	17,430	—	—	17,430
680-740	—	—	—	—	—	7,411	—	—	7,411
741+	—	—	—	—	—	9,736	—	—	9,736
Unknown (1)	—	—	—	—	—	2,432	—	—	2,432
Total Residential Home Today	—	—	—	—	—	37,009	—	—	37,009
Home equity lines of credit
<680	—	—	—	—	—	—	216,533	11,583	228,116
680-740	—	—	—	—	—	—	763,039	11,920	774,959
741+	—	—	—	—	—	—	2,849,310	30,597	2,879,907
Unknown (1)	—	—	—	—	—	—	31,475	4,574	36,049
Total Home equity lines of credit	—	—	—	—	—	—	3,860,357	58,674	3,919,031
Home equity loans
<680	3,740	13,055	10,008	1,975	1,049	1,300	—	—	31,127
680-740	58,685	49,233	26,895	6,492	1,310	2,103	—	—	144,718
741+	169,850	190,188	99,059	38,766	12,503	11,819	—	—	522,185
Unknown (1)	147	483	783	556	95	577	—	—	2,641
Total Home equity loans	232,422	252,959	136,745	47,789	14,957	15,799	—	—	700,671
Construction
741+	4,673	2,978	—	—	—	—	—	—	7,651
Total Construction	4,673	2,978	—	—	—	—	—	—	7,651
Total net real estate loans	$827,717	$736,539	$1,546,936	$2,781,654	$1,700,359	$4,148,556	$3,860,357	$58,674	$15,660,792

(1) Data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal year 2016.

The following table provides amortized cost and an analysis of our real estate loans held for investment by origination LTV, origination year and portfolio at June 30, 2025. Subsequent to origination, LTVs are only updated for our home equity loans and lines of credit and for collateral-dependent residential mortgage loans.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2025	2024	2023	2022	2021	Prior			Total
	(Dollars in thousands)
June 30, 2025
Real estate loans:
Residential Core
<80%	$232,129	$182,945	$488,111	$1,576,175	$1,131,834	$2,117,398	$—	$—	$5,728,592
80-89.9%	259,374	241,913	728,409	962,653	513,241	1,808,971	—	—	4,514,561
90-100%	99,119	55,744	193,671	194,049	40,071	167,232	—	—	749,886
>100%	—	—	—	—	—	642	—	—	642
Unknown (1)	—	—	—	988	256	1,505	—	—	2,749
Total Residential Core	590,622	480,602	1,410,191	2,733,865	1,685,402	4,095,748	—	—	10,996,430
Residential Home Today (2)
<80%	—	—	—	—	—	7,699	—	—	7,699
80-89.9%	—	—	—	—	—	11,538	—	—	11,538
90-100%	—	—	—	—	—	17,772	—	—	17,772
Total Residential Home Today	—	—	—	—	—	37,009	—	—	37,009
Home equity lines of credit(3)
<80%	—	—	—	—	—	—	3,648,992	45,198	3,694,190
80-89.9%	—	—	—	—	—	—	209,340	12,343	221,683
90-100%	—	—	—	—	—	—	823	108	931
>100%	—	—	—	—	—	—	1,027	238	1,265
Unknown (1)	—	—	—	—	—	—	175	787	962
Total Home equity lines of credit	—	—	—	—	—	—	3,860,357	58,674	3,919,031
Home equity loans
<80%	223,852	247,465	132,824	46,242	14,581	13,152	—	—	678,116
80-89.9%	8,570	5,400	3,921	1,522	376	941	—	—	20,730
90-100%	—	—	—	—	—	589	—	—	589
>100%	—	94	—	25	—	1,117	—	—	1,236
Total Home equity loans	232,422	252,959	136,745	47,789	14,957	15,799	—	—	700,671
Construction
<80%	3,238	1,415	—	—	—	—	—	—	4,653
80-89.9%	1,435	1,563	—	—	—	—	—	—	2,998
Total Construction	4,673	2,978	—	—	—	—	—	—	7,651
Total net real estate loans	$827,717	$736,539	$1,546,936	$2,781,654	$1,700,359	$4,148,556	$3,860,357	$58,674	$15,660,792

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal year 2016.
(3) Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
At June 30, 2025, the unpaid principal balance of the home equity loans and lines of credit portfolio consisted of $695.0 million in home equity loans (which included $17.3 million in bridge loans) and $3.88 billion in home equity lines of credit (which included $58.4 million of home equity lines of credit which are in repayment and no longer eligible to be drawn upon).

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of home equity loans, home equity lines of credit and bridge loan portfolios as of June 30, 2025. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$2,519,303	$835,783	0.10%	60%	42%
Florida	1,760,914	826,838	0.12	56	45
California	1,519,207	648,651	0.09	59	50
Other (1)	3,538,345	1,511,486	0.10	63	51
Total home equity lines of credit in draw period	9,337,769	3,822,758	0.10	59	47
Home equity lines in repayment	58,374	58,374	1.19	59	29
Home equity loans and bridge loans	695,004	695,004	0.08	57	50
Total	$10,091,147	$4,576,136	0.11%	59%	48%
(1)No other individual state has a committed or drawn balance greater than 10% of our total home equity lending portfolio and 5% of total loan balances.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2025. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
The principal balance of home equity lines of credit in the draw period that have a current CLTV over 80% or unknown, based on drawn amount, is $31.3 million, or 0.8% of the total, at June 30, 2025. In recognition of the past weakness in the housing market, we continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
At June 30, 2025, 23.1% of the home equity lending portfolio was either in a first lien position (12.0%), in a subordinate (second) lien position behind a first lien that we held (9.2%) or behind a first lien that was held by a loan that we originated, sold and now serviced for others (1.9%). At June 30, 2025, 12.3% of the home equity line of credit portfolio in the draw period were making only the minimum payment on the outstanding line balance. Minimum payments include both a principal and interest component.

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

	Loans Delinquent for
June 30, 2025	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$4,569	$3,900	$8,469
Florida	1,963	2,781	4,744
Other	2,603	3,219	5,822
Total Residential Core	9,135	9,900	19,035
Residential Home Today	1,229	667	1,896
Home equity lines of credit
Ohio	1,008	1,067	2,075
Florida	2,207	1,028	3,235
California	1,424	784	2,208
Other	2,142	1,778	3,920
Total Home equity lines of credit	6,781	4,657	11,438
Home equity loans
Ohio	93	124	217
Florida	376	196	572
California	376	64	440
Other	478	192	670
Total Home equity loans	1,323	576	1,899
Total	$18,468	$15,800	$34,268

	Loans Delinquent for
September 30, 2024	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$5,490	$3,943	$9,433
Florida	2,676	1,570	4,246
Other	3,412	3,368	6,780
Total Residential Core	11,578	8,881	20,459
Residential Home Today	1,121	693	1,814
Home equity lines of credit
Ohio	1,039	891	1,930
Florida	994	474	1,468
California	848	752	1,600
Other	1,689	1,961	3,650
Total Home equity lines of credit	4,570	4,078	8,648
Home equity loans
Ohio	82	102	184
Florida	105	151	256
California	204	29	233
Other	294	—	294
Total Home equity loans	685	282	967
Total	$17,954	$13,934	$31,888

Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.10% of total net loans at June 30, 2025, and 0.09% at September 30, 2024. The percentage of loans seriously delinquent in the residential Core portfolio remained at 0.06%

for both periods. Serious delinquencies in the home equity lines of credit portfolio remained at 0.03% for both periods. Serious delinquencies in the Home Today and home equity loans portfolios at June 30, 2025 and September 30, 2024, respectively, are immaterial due to the low level of seriously delinquent loans as compared to the total net loans at each period.
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

	June 30, 2025	September 30, 2024
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$22,552	$21,058
Residential Home Today	3,139	3,672
Home equity lines of credit	10,426	8,361
Home equity loans	1,137	519
Total non-accrual loans	37,254	33,610
Real estate owned	1,240	174
Total non-performing assets	$38,494	$33,784
Ratios:
Total non-accrual loans to total loans	0.24%	0.22%
Total non-accrual loans to total assets	0.21%	0.20%
Total non-performing assets to total assets	0.22%	0.20%
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

	June 30, 2025	September 30, 2024
	(Dollars in thousands)
Non-Accrual Loans	$37,254	$33,610
Accruing Collateral-Dependent Loans	11,474	9,064
Less: Loans Collectively Evaluated	(5,317)	(3,097)
Total Collateral-Dependent loans	$43,411	$39,577

Comparison of Financial Condition at June 30, 2025 and September 30, 2024
Total assets increased $284.9 million, or 1.7%, to $17.38 billion at June 30, 2025, from $17.09 billion at September 30, 2024. This increase was mainly the result of an increase in loans held for investment.

Cash and cash equivalents decreased $11.1 million, or 2.4%, to $452.6 million at June 30, 2025, from $463.7 million at September 30, 2024. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities available for sale decreased $1.1 million, or less than 1%, to $525.2 million at June 30, 2025, from $526.3 million at September 30, 2024. There were no sales of investment securities during the nine months ended June 30, 2025.
Mortgage loans held for sale increased by $13.2 million, or 74.2%, to $31.0 million at June 30, 2025, from $17.8 million at September 30, 2024 due to an increase in loans committed to forward sales.
Loans held for investment, net of deferred loan fees and allowance for credit losses, increased $273.9 million, or 1.8%, to $15.60 billion at June 30, 2025, from $15.32 billion at September 30, 2024. During the nine months ended June 30, 2025, the home equity loans and lines of credit portfolio increased $690.8 million and residential core mortgage loans decreased $415.2 million.
The changes in loans held for sale and loans held for investment were affected by the volume of loans originated, acquired and sold. During the nine months ended June 30, 2025, total first mortgage loan originations were $760.2 million compared to $598.7 million for the nine months ended June 30, 2024. Of total residential mortgage loans originated and acquired during the current period, $673.3 million (88.6%) were purchase transactions and $98.7 million (13.0%) were adjustable rate loans. Commitments originated for home equity loans and lines of credit were $1.87 billion for the nine months ended June 30, 2025, compared to $1.62 billion for the nine months ended June 30, 2024. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information.
Premises, equipment and software, net increased by $5.9 million, or 17.8%, to $39.1 million at June 30, 2025 from $33.2 million at September 30, 2024 due to increased software acquisitions.
Other assets, including prepaid expenses, decreased $6.8 million, or 6.0%, to $107.3 million at June 30, 2025, from $114.1 million at September 30, 2024. The decrease was primarily the result of a $4.9 million decrease in interest receivable from swaps and a $2.6 million increase in unapplied wire transfer receipts, primarily loan repayments.
Deposits increased $146.4 million, or 1.4%, to $10.34 billion at June 30, 2025, from $10.20 billion at September 30, 2024. The increase in deposits included a $250.5 million increase in certificates of deposit partially offset by a $26.7 million decrease in savings accounts, a $49.7 million decrease in money market accounts and a $19.3 million decrease in checking accounts. Based on FDIC insurance limits by ownership structure, uninsured deposits were $381.2 million and $349.3 million at June 30, 2025 and September 30, 2024, respectively.
Borrowed funds increased $90.1 million, or 1.9%, to $4.88 billion at June 30, 2025, from $4.79 billion at September 30, 2024. The total balance of borrowed funds at June 30, 2025, all from the FHLB, included $1.51 billion of long-term advances with a weighted average maturity of 1.8 years, $2.93 billion of short-term advances aligned with interest rate swap contracts, with a remaining weighted average effective maturity of approximately 2.7 years, and $435.0 million in overnight advances. Interest rate swaps have been used to extend the duration of short-term borrowings, at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate swaps.
Borrowers' advances for insurance and taxes increased by $4.3 million to $117.9 million at June 30, 2025, from $113.6 million at September 30, 2024. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.
Accrued expenses and other liabilities increased $17.2 million, or 16.8% to $115.0 million at June 30, 2025 from $97.8 million at September 30, 2024. The increase was primarily related to a $10.9 million increase in payables due to real estate tax payments in process. There was also a $3.6 million increase in accrued compensation expense and a $1.7 million increase in provision for off-balance sheet credit losses. The increase in accrued compensation was due to the timing of pay dates and an increase in the accrual for discretionary incentive payments.
Total shareholders’ equity increased $25.4 million, or 1.4%, to $1.89 billion at June 30, 2025, from $1.86 billion at September 30, 2024. The increase reflects $65.0 million of net income in the current year reduced by dividends of $44.7 million. Other changes include $0.4 million of net decrease in accumulated other comprehensive income, primarily related to a net decrease in unrealized gains on swap contracts and net positive adjustments of $6.3 million related to our stock compensation and employee stock ownership plans. During the nine months ended June 30, 2025, a total of 57,500 shares of our common stock were repurchased for $0.7 million, or an average cost of $12.87 per share. The Company's eighth stock repurchase program allows for a total of 10,000,000 shares to be repurchased, with 5,134,451 shares remaining to be repurchased at June 30, 2025. As a result of a mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns approximately 80.9% of the outstanding stock of the Company, was able to waive the receipt of its share of the dividend paid. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024
Average Balances and Yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$388,694	$4,354	4.48%	$618,986	$8,500	5.49%
Investment securities	54,074	550	4.07	72,161	906	5.02
Mortgage-backed securities	474,245	4,266	3.60	452,224	3,757	3.32
Loans (2)	15,476,380	177,493	4.59	15,175,535	166,268	4.38
Federal Home Loan Bank stock	221,693	4,744	8.56	235,755	5,475	9.29
Total interest-earning assets	16,615,086	191,407	4.61	16,554,661	184,906	4.47
Noninterest-earning assets	548,257			513,931
Total assets	$17,163,343			$17,068,592
Interest-bearing liabilities:
Checking accounts	$810,566	88	0.04	$866,170	94	0.04
Savings accounts	1,260,067	3,373	1.07	1,437,406	4,967	1.38
Certificates of deposit	8,311,629	73,342	3.53	7,654,612	70,460	3.68
Borrowed funds	4,595,818	39,610	3.45	4,892,621	40,112	3.28
Total interest-bearing liabilities	14,978,080	116,413	3.11	14,850,809	115,633	3.11
Noninterest-bearing liabilities	270,184			261,741
Total liabilities	15,248,264			15,112,550
Shareholders’ equity	1,915,079			1,956,042
Total liabilities and shareholders’ equity	$17,163,343			$17,068,592
Net interest income		$74,994			$69,273
Interest rate spread (1)(3)			1.50%			1.36%
Net interest-earning assets (4)	$1,637,006			$1,703,852
Net interest margin (1)(5)		1.81%			1.67%
Average interest-earning assets to average interest-bearing liabilities	110.93%			111.47%
Selected performance ratios:
Return on average assets (1)		0.50%			0.47%
Return on average equity (1)		4.49%			4.08%
Average equity to average assets		11.16%			11.46%
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
General. Net income increased $1.5 million, or 7.5%, to $21.5 million for the quarter ended June 30, 2025, from $20.0 million for the quarter ended June 30, 2024. The increase in net income was primarily attributable to an increase in net interest income and non-interest income, partially offset by increases in non-interest expense and the provision for credit losses.

Interest and Dividend Income. Interest and dividend income increased $6.5 million, or 3.5%, to $191.4 million during the current quarter, compared to $184.9 million during the same quarter in the prior year. The increase in interest and dividend income was primarily the result of an increase in interest income on loans, offset by decreases in income earned on FHLB stock and other interest-bearing cash equivalents.
Interest income on loans increased $11.2 million, or 6.7%, to $177.5 million during the current quarter, compared to $166.3 million for the same quarter in the prior year. This change was primarily attributed to a 21 basis point increase in the average yield on loans for the quarter ended June 30, 2025, to 4.59%, compared to 4.38% the same quarter last year. It was also attributed to a 2.0%, or $300.8 million, increase in the average balance of loans to $15.48 billion for the quarter ended June 30, 2025, compared to $15.18 billion during the same quarter last year as new loan production exceeded principal repayments and loan sales.
Interest Expense. Interest expense increased $0.8 million, or 0.7%, to $116.4 million during the current quarter, compared to $115.6 million for the quarter ended June 30, 2024. The increase primarily resulted from an increase in interest expense on certificate of deposits, offset by decreases in interest expense on borrowed funds and savings deposits.
Interest expense on CDs, net of related interest rate swap contracts, increased $2.8 million, or 4.0%, to $73.3 million during the current quarter, compared to $70.5 million for the quarter ended June 30, 2024. The increase was primarily attributed to a $657.0 million, or 8.6%, increase in the average balance of CDs to $8.31 billion during the current quarter, from $7.65 billion during the same quarter of the prior year, partially offset by a 15 basis point decrease in the average rate paid on CDs, to 3.53% for the current quarter, from 3.68% for the same quarter last year.
Interest expense on savings accounts decreased $1.6 million to $3.4 million during the quarter ended June 30, 2025, compared to $5.0 million for the quarter ended June 30, 2024. The decrease was attributed to a $177.3 million, or 12.3%, decrease in the average balance of savings accounts and a 31 basis point decrease in the average rate paid on savings accounts, to 1.07% during the current quarter, when compared to the prior quarter ended June 30, 2024.
Interest expense on borrowed funds, net of related interest rate swap contracts, decreased $0.5 million, or 1.2%, to $39.6 million during the current quarter, compared to $40.1 million for the quarter ended June 30, 2024. This decrease was mainly attributed to a decrease in the average balance of borrowed funds of $296.8 million, or 6.1%, to $4.60 billion during the current quarter from an average balance of $4.89 billion during the same quarter of the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $5.7 million to $75.0 million during the current quarter, compared to $69.3 million for the quarter ended June 30, 2024. The increase was primarily due to an increase in the yield of interest-earning assets, partially offset by a slight increase in the weighted average rate paid on interest-bearing liabilities.

Average interest-earning assets during the current quarter increased $60.4 million, or less than 1%, when compared to the quarter ended June 30, 2024. The increase in average interest-earning assets was attributed primarily to an increase in the average balance of loans, offset by a decrease in the average balance of other interest-bearing cash equivalents. The yield on interest-earning assets increased 14 basis points to 4.61% from 4.47%. The average balance of interest-bearing liabilities increased $127.3 million, primarily due to an increase in the average balance of CDs, offset by decreases in the average balances of borrowed funds and savings accounts.

The interest rate spread increased fourteen basis points to 1.50% compared to 1.36% during the same quarter last year. The net interest margin increased fourteen basis points to 1.81% in the current quarter compared to 1.67% for the same quarter last year. Refer to Controlling Our Interest Rate Risk Exposure of the Overview section for further discussion.
Provision (Release) for Credit Losses. We recorded a provision of the allowance for credit losses on loans and off-balance sheet exposures of $1.5 million during the quarter ended June 30, 2025, compared to a release of $0.5 million during the quarter ended June 30, 2024. The increase in provision expense was primarily related to growth in the equity loan and line of credit portfolios. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. During the quarter ended June 30, 2025, we recorded net recoveries of $0.9 million compared to net recoveries of $1.4 million for the quarter ended June 30, 2024. Refer to the Lending Activities section of Item 2. and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $0.8 million, or 12.8%, to $7.0 million during the current quarter, compared to $6.2 million for the quarter ended June 30, 2024, primarily due to increases of $0.4 million in loan fees and service charges and $0.5 million in cash surrender value increases and death benefits from bank owned life insurance contracts.
Non-Interest Expense. Non-interest expense increased $2.4 million, or 4.7%, to $53.2 million during the current quarter, compared to $50.8 million for the quarter ended June 30, 2024. The increase primarily consisted of a $0.9 million increase in marketing expense, a $0.9 million increase in salaries and employee benefits and a $0.2 million increase in FDIC premiums.
Income Tax Expense. The provision for income taxes increased $0.5 million to $5.8 million during the current quarter, compared to $5.3 million for the quarter ended June 30, 2024. The provision for the current quarter included $5.2 million of federal income tax provision and $0.6 million of state income tax expense. The provision for the quarter ended June 30, 2024 included $4.7 million of federal income tax provision and $0.6 million of state income tax expense. Our effective federal tax rate was 19.6% and 18.7% during the quarters ended June 30, 2025 and June 30, 2024, respectively.

Comparison of Operating Results for the Nine Months Ended June 30, 2025 and 2024
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Nine Months Ended			Nine Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$409,905	$13,881	4.52%	$579,383	$23,543	5.42%
Investment securities	56,121	1,776	4.22	69,677	2,663	5.10
Mortgage-backed securities	465,065	12,250	3.51	448,429	10,871	3.23
Loans (2)	15,384,513	521,151	4.52	15,190,356	491,273	4.31
Federal Home Loan Bank stock	222,495	15,069	9.03	250,285	17,208	9.17
Total interest-earning assets	16,538,099	564,127	4.55	16,538,130	545,558	4.40
Noninterest-earning assets	535,725			524,179
Total assets	$17,073,824			$17,062,309
Interest-bearing liabilities:
Checking accounts	$819,669	267	0.04	$897,190	310	0.05
Savings accounts	1,256,348	9,448	1.00	1,573,401	17,477	1.48
Certificates of deposit	8,220,860	220,409	3.57	7,350,136	194,745	3.53
Borrowed funds	4,597,155	118,632	3.44	5,051,371	123,283	3.25
Total interest-bearing liabilities	14,894,032	348,756	3.12	14,872,098	335,815	3.01
Noninterest-bearing liabilities	259,143			250,916
Total liabilities	15,153,175			15,123,014
Shareholders’ equity	1,920,650			1,939,295
Total liabilities and shareholders’ equity	$17,073,825			$17,062,309
Net interest income		$215,371			$209,743
Interest rate spread (1)(3)			1.43%			1.39%
Net interest-earning assets (4)	$1,644,067			$1,666,032
Net interest margin (1)(5)		1.74%			1.69%
Average interest-earning assets to average interest-bearing liabilities	111.04%			111.20%
Selected performance ratios:
Return on average assets (1)		0.51%			0.48%
Return on average equity (1)		4.51%			4.22%
Average equity to average assets		11.25%			11.37%
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

General. Net income increased $3.6 million to $65.0 million for the nine months ended June 30, 2025, compared to $61.4 million for the nine months ended June 30, 2024. The increase in net income was primarily driven by an increase in net interest income, non-interest income and a decrease in non-interest expense, partially offset by an increase in the provision for credit losses.
Interest and Dividend Income. Interest and dividend income increased $18.5 million, or 3.4%, to $564.1 million during the nine months ended June 30, 2025, compared to $545.6 million during the same nine months in the prior year. The increase in interest and dividend income resulted mainly from an increase in interest income on loans, partially offset by decreases in income earned on FHLB stock and other interest-bearing cash equivalents.
Interest income on loans increased $29.9 million, or 6.1%, to $521.2 million for the nine months ended June 30, 2025, compared to $491.3 million for the nine months ended June 30, 2024. This increase was attributed mainly to a 21 basis point increase in the average yield on loans to 4.52% for the nine months ended June 30, 2025, from 4.31% for the same nine months in the prior fiscal year. Adding to the increase was a $194.2 million increase in the average balance of loans to $15.38 billion for the current nine months compared to $15.19 billion for the prior fiscal year period as new loan production exceeded repayments and loan sales during the current fiscal year.
Interest Expense. Interest expense increased $13.0 million, or 3.9%, to $348.8 million during the current nine months compared to $335.8 million during the nine months ended June 30, 2024. This increase mainly resulted from an increase in average volume of deposits.
Interest expense on CDs, net of related interest rate swap contracts, increased $25.7 million, or 13.2%, to $220.4 million during the nine months ended June 30, 2025, compared to $194.7 million during the nine months ended June 30, 2024. The increase was attributed primarily to a $870.7 million, or 11.8%, increase in the average balance of CDs to $8.22 billion, from $7.35 billion during the same nine months of the prior fiscal year. In addition, there was a 4 basis point increase in the average rate paid on CDs to 3.57% during the current nine months from 3.53% during the same nine months last fiscal year.
Interest expense on savings accounts decreased $8.1 million to $9.4 million during the nine months ended June 30, 2025, compared to interest expense of $17.5 million for the nine-month period ended June 30, 2024. The decrease was attributed primarily to a $317.1 million, or 20.15%, decrease in the average balance of savings accounts. In addition, there was a 48 basis point decrease in the average rate paid on savings accounts to 1.00% during the current nine months from 1.48% during the prior nine months ended June 30, 2024.
Interest expense on borrowed funds, net of related interest rate swap contracts, decreased $4.7 million, or 3.8%, to $118.6 million during the nine months ended June 30, 2025, from $123.3 million during the nine months ended June 30, 2024. The decrease was primarily the result of a decrease of $454.2 million in the average balance of borrowed funds to $4.60 billion for the nine months ended June 30, 2025 compared to $5.05 billion for the same period of the prior fiscal year. There was a 19 basis point increase in the average rate paid for these funds to 3.44%, from 3.25% for the nine months ended June 30, 2025 and June 30, 2024, respectively. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $5.7 million, or 2.7%, to $215.4 million during the nine months ended June 30, 2025, from $209.7 million during the nine months ended June 30, 2024. The net increase consisted of a $18.5 million increase in interest income offset by a $13.0 million increase in interest expense.
Average interest-earning assets decreased during the current nine months by less than $0.1 million to $16.54 billion when compared to the nine months ended June 30, 2024. The decrease in average assets was attributed primarily to a $27.8 million decrease in FHLB stock and a $169.5 million decrease in interest-bearing cash equivalents, offset by a $194.2 million increase in the average balance of our loans. The yield on average interest-earning assets increased 15 basis points to 4.55% for the nine months ended June 30, 2025, from 4.40% for the nine months ended June 30, 2024. Average interest-bearing liabilities increased $21.9 million to $14.89 billion for the nine months ended June 30, 2025, compared to $14.87 billion for the nine months ended June 30, 2024. Average interest-bearing liabilities experienced an 11 basis point increase in cost for the nine months ended June 30, 2025 and the interest rate spread increased 4 basis point to 1.43% when compared to 1.39% during the same nine months of the prior fiscal year period. The net interest margin was 1.74% for the nine months ended June 30, 2025, and 1.69% for the nine months ended June 30, 2024.
Provision (Release) for Credit Losses. We recorded a provision for credit losses on loans and off-balance sheet exposures of $1.5 million during the nine months ended June 30, 2025, and a $2.5 million release of provision for credit losses at June 30, 2024. In the current nine months, we recorded net recoveries of $3.1 million, as compared to net recoveries of $3.6 million for the nine months ended June 30, 2024. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Refer to the Lending Activities section of the Overview and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $2.3 million, or 12.6%, to $20.6 million during the nine months ended June 30, 2025, compared to $18.3 million during the nine months ended June 30, 2024. The increase in non-interest income was primarily due to a $1.4 million increase in the net gain on sale of loans and a $1.2 million increase in loan fees and service charges. There were loan sales of $210.6 million during the nine months ended June 30, 2025, compared to loan sales of $190.7 million during the nine months ended June 30, 2024.
Non-Interest Expense. Non-interest expense decreased $1.1 million, or 0.7%, to $152.2 million during the nine months ended June 30, 2025, compared to $153.3 million during the nine months ended June 30, 2024. This decrease was driven by a $1.6 million decrease in other operating expenses, a $0.3 million decrease in marketing expenses and a $0.2 million decrease in federal insurance premiums, partially offset by a $0.4 million increase in salaries and employee benefits. The decrease in other operating expenses was primarily due to a $1.3 million benefit related to actuarial calculations on the defined benefit plan.
Income Tax Expense. The provision for income taxes increased $1.4 million to $17.3 million during the nine months ended June 30, 2025, from $15.9 million for the nine months ended June 30, 2024, reflecting the higher level of pre-tax income during the more recent period. The provision for the current nine months included $15.7 million of federal income tax provision and $1.6 million of state income tax provision. The provision for the nine months ended June 30, 2024, included $14.5 million of federal income tax provision and $1.4 million of state income tax provision. Our effective federal tax rate was 19.5% during the nine months ended June 30, 2025, and 19.1% during the nine months ended June 30, 2024.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of the average cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total average interest-earning assets). For the three months ended June 30, 2025, our liquidity ratio averaged 5.50%. We had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2025.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, scheduled liability maturities and the objectives of our asset/liability management program. Excess liquidity is generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent upon our operating, financing, lending and investing activities during any given period. At June 30, 2025, cash and cash equivalents totaled $452.6 million, which represented a decrease of 2.4% from $463.7 million at September 30, 2024.
Investment securities classified as available-for-sale, all of which are government guaranteed, provide additional sources of liquidity, totaled $525.2 million at June 30, 2025.
During the nine-month period ended June 30, 2025, we settled $192.2 million of loan sales and had commitments to sell $73.3 million of mortgage loans primarily to Fannie Mae at June 30, 2025.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS.
At June 30, 2025, we had $426.4 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $5.52 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of June 30, 2025, totaled $5.54 billion, or 53.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before June 30, 2026. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investment securities. During the nine months ended June 30, 2025, we originated $760.2 million of residential mortgage loans and $1.87 billion of commitments for home equity loans and lines of credit, while during the nine months ended June 30, 2024, we originated $598.7 million of residential mortgage loans and $1.62 billion of commitments for home equity loans and lines of credit. We purchased $141.7 million of securities during the nine months ended June 30, 2025, and $121.1 million during the nine months ended June 30, 2024. Also, during the nine months ended June 30, 2025 and June 30, 2024, we acquired $282.5 million and $121.0 million of long-term, residential mortgage loans, respectively.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $146.4 million during the nine months ended June 30, 2025, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $576.2 million during the nine months ended June 30, 2024. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the nine months ended June 30, 2025, there was a $239.8 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $977.5 million at June 30, 2025. At June 30, 2024, the balance of brokered CDs was $1.22 billion. Principal and interest owed on loans serviced for others experienced a net increase of $1.5 million to $30.2 million during the nine months ended June 30, 2025, compared to a net decrease of $12.9 million to $16.9 million during the nine months ended June 30, 2024. During the nine months ended June 30, 2025, we increased our total borrowings by $90.1 million primarily to fund loan growth. During the nine months ended June 30, 2024, our total borrowings decreased by $444.3 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, and arrangements with other institutions to purchase overnight Fed Funds, each of which provides an additional source of funds. The FHLB of Cincinnati approved the Association's allowable borrowing limit of 45% of total assets, as long as the Association maintains compliance with certain credit and regulatory criteria and meets collateral requirements. In an effort to manage our available borrowing capacity with the FHLB, the Company has replaced a portion of its 90-day FHLB advances with like-term brokered deposits.
At June 30, 2025, we had $4.87 billion of FHLB of Cincinnati advances, no outstanding borrowings from the FRB-Cleveland Discount Window and no outstanding borrowings in the form of Fed Funds. During the nine months ended June 30, 2025, we had average outstanding advances from the FHLB of Cincinnati of $4.60 billion, as compared to average outstanding advances of $5.05 billion during the nine months ended June 30, 2024. Refer to the Extending the Duration of Funding Sources section of the Overview for further discussion.
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
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the standard minimum capital requirements. At June 30, 2025, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of June 30, 2025, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands). Capital remains a source of financial strength for the Association and the Company. Preserving capital to levels in excess of regulatory minimums is a priority for the Association and the Company, especially given the uncertainty and pressures of the current economic environment. The Association intends to maintain minimum capital ratios to exceed total capital to risk-weighted assets of 13.0%, tier 1 (leverage) capital to net average assets of 9.0%, and tier 1 capital to risk-weighted assets of 11.0%.

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,824,752	17.37%	$1,050,369	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,734,345	10.10%	858,172	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,734,345	16.51%	840,295	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,734,345	16.51%	682,740	6.50%
The capital ratios of the Company as of June 30, 2025, are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,955,245	18.61%
Tier 1 (Leverage) Capital to Net Average Assets	1,864,838	10.86%
Tier 1 Capital to Risk-Weighted Assets	1,864,838	17.75%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,864,838	17.75%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2024, the Company received a $40 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its CONSOLIDATED STATEMENTS OF CONDITION but reduced the Association's reported capital ratios. At June 30, 2025, the Company had, in the form of cash and a demand loan from the Association, $129.2 million of funds readily available to support its stand-alone operations.
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
Economic Value of Equity. Using customized modeling software, the Company and Association prepare periodic estimates of the amounts by which the net present value of cash flows from assets, liabilities and off-balance sheet items (the institution's EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. The model is tailored specifically to our organization, which we believe improves its predictive accuracy. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.
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
Other Considerations. The EVE and NII sensitivity analyses are similar in that they both start with the same month-end balance sheet amounts, weighted average coupon and maturity. The underlying prepayment, decay and default assumptions are also the same and they both start with the same month-end "markets" (Treasury and FHLB yield curves, etc.). From that similar starting point, the models follow divergent paths. EVE is a stochastic model using 150 different interest rate paths to compute market value at the account level for each of the categories on the balance sheet whereas NII uses the month-end curve to compute interest income/expense at the account level for each of the categories on the balance sheet.
EVE is considered as a point in time calculation with a "liquidation" view of the Company and Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long-term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, NII is based on flat balance sheet projections going one year and two years forward and assumes static volume and pricing to calculate net interest income under different interest rate environments. NII sensitivity is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established for the Association that are compared with the actual month-end results. These limits are regularly approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter-end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy.
The following table presents the estimated changes in the Company’s and Association's EVE and NII at June 30, 2025, that would result from the indicated changes in the United States Treasury yield curve and other relevant market interest rates.

TFS Financial Corporation
Change in Interest Rates (basis points)	Estimated EVE (1)		Estimated NII (2)
	Amount	Percentage Change	Amount	Percentage Change
	(Dollars in thousands)
+200	$1,098,262	(25.68)%	$372,089	9.40%
+100	1,300,981	(11.96)%	356,656	4.86%
0	1,477,771	—%	340,127	—%
-100	1,590,301	7.61%	317,343	(6.70)%
-200	1,635,863	10.70%	289,144	(14.99)%

Third Federal Savings and Loan Association
Change in Interest Rates (basis points)	Estimated EVE (1)		Estimated NII (2)
	Amount	Percentage Change	Amount	Percentage Change
	(Dollars in Thousands)
+200	$931,628	(28.93)%	$361,047	8.71%
+100	1,134,174	(13.47)%	347,145	4.52%
0	1,310,789	—%	332,124	—%
-100	1,423,140	8.57%	310,840	(6.41)%
-200	1,468,521	12.03%	284,134	(14.45)%
(1)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Estimated EVE assumes an instantaneous uniform change in interest rates at all maturities.
(2)Estimated NII is calculated for the prospective 12 months ending September 30, 2025, in the event that market interest rates used in the simulation were adjusted instantaneously (termed a "shocked" format) during the 12 month measurement period to an aggregate increase as indicated in the Change in Interest Rates column.
The tables above indicate that at June 30, 2025, in the event of an increase of 200 basis points in all interest rates, the Company and Association would experience a 25.68% and 28.93% decrease in EVE, respectively. In the event of a 200 basis point decrease in interest rates, the Company and Association would experience an 10.70% and 12.03% increase in EVE, respectively.
The following tables are based on the calculations contained in the previous tables, and set forth the change in the EVE at a +200 basis point rate of shock at June 30, 2025, with comparative information as of September 30, 2024. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

TFS Financial Corporation
Risk Measure (+200 Basis Points Rate Shock)	At June 30, 2025	At September 30, 2024
Pre-Shock EVE	$1,477,771	$1,313,560
Post-Shock EVE	$1,098,262	$1,001,779
Amount Change in EVE	$(379,509)	$(311,781)
Percentage Change in EVE	(25.68)%	(23.74)%

Third Federal Savings and Loan Association
Risk Measure (+200 Basis Points Rate Shock)	At June 30, 2025	At September 30, 2024
Pre-Shock EVE	$1,310,789	$1,143,608
Post-Shock EVE	$931,628	$832,140
Amount Change in EVE	$(379,161)	$(311,468)
Percentage Change in EVE	(28.93)%	(27.24)%
Accordingly, although the EVE presented in the tables above provides an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which seek to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in an improvement in the Pre-Shock EVE (base valuation) of 12.50% and 14.62% at June 30, 2025, when compared to the measures at September 30, 2024, for the Company and Association, respectively. Factors contributing to the Association's improvement included decrease in market interest rates, capital actions by the Association, and changes due to business activity. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions (reductions) to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition (reduction) of duration extending funding sources.

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

Part II — Other Information

Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of June 30, 2025, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Item 1A. Risk Factors
During the quarter ended June 30, 2025, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 21, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)The following table summarizes our stock repurchase activity during the quarter ended June 30, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as art of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans

Period
April 1, 2025 through April 30, 2025	—	$—	—	5,191,951
May 1, 2025 through May 31, 2025	—	—	—	5,191,951
June 1, 2025 through June 30, 2025	57,500	12.87	57,500	5,134,451
	57,500	$12.87	57,500

(1)On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock, and repurchases began on January 6, 2017. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. At June 30, 2025, 5,134,451 shares of outstanding common stock remain to be repurchased. This program has no expiration date.
At the July 8, 2025, special meeting of members of Third Federal Savings, MHC (the “MHC”), the mutual holding company of TFS Financial Corporation (the “Company”), the members of the MHC (depositors and certain loan customers of Third Federal Savings and Loan Association of Cleveland) voted to approve the MHC’s proposed waiver of dividends, aggregating up to $1.13 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 8, 2026). The members approved the waiver by casting 59% of the total eligible votes. Of the votes cast, 97% were in favor of the proposal. The MHC is the 81% majority shareholder of the Company.
Following the receipt of the members’ approval at the July 8, 2025 special meeting, the MHC filed a notice with, and subsequently received the non-objection from, the Federal Reserve Bank of Cleveland for the proposed dividend waiver.
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
During the quarter ended June 30, 2025, the following trading plans, intended to satisfy the affirmative defense of Rule
10b5-1, were terminated by a director or officer of the Company. No trading plans were adopted during the quarter ended June 30, 2025.

Name	Title	Date Plan Adopted/Terminated (1)	Duration of Plan		Number of Shares of Company's Common Stock to be Purchased, Exercised, or Sold (2)
Meredith S. Weil	Chief Financial Officer	Terminated May 28, 2025	December 13, 2023 through May 28, 2025	532	Exercise up to 140,700 stock options
Cathy W. Zbanek	Chief Synergy Officer	Terminated May 28, 2025	February 2, 2024 through May 28, 2025	481	Exercise up to 140,700 stock options

(1) Trading Plans may terminate on an earlier date if all contemplated transactions are completed, upon termination by broker or holder of the Trading Plan, or as otherwise provided in the Trading Plan.
(2) Subject to certain conditions set forth in the Trading Plan.
Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 7, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	August 7, 2025	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	August 7, 2025	/s/ Meredith S. Weil
Meredith S. Weil
Chief Financial Officer