Form 10-K
period 2025-09-30
TFS Financial CORP
filed 2025-11-25
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2025, as reported by the NASDAQ Global Select Market, was approximately $647.7 million.
At November 21, 2025, there were 280,513,055 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119.132 shares, or 80.97% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

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

ACL: Allowance for Credit Losses	FDIC: Federal Deposit Insurance Corporation
AOCI: Accumulated Other Comprehensive Income	FDM: Financial Difficulty Modification
ARM: Adjustable-Rate Mortgage	FHA: Fair Housing Act
ASC: Accounting Standards Codification	FHFA: Federal Housing Finance Agency
ASU: Accounting Standards Update	FHLB: Federal Home Loan Bank
Association: Third Federal Savings and Loan	FICO: Fair Isaac Corporation
Association of Cleveland	FRB-Cleveland: Federal Reserve Bank of Cleveland
BOLI: Bank Owned Life Insurance	Freddie Mac: Federal Home Loan Mortgage Corporation
BSA: Bank Secrecy Act	FRS: Board of Governors of the Federal Reserve System
CAO: Chief Accounting Officer	GAAP: Generally Accepted Accounting Principles
CDs: Certificates of Deposit	Ginnie Mae: Government National Mortgage Association
CECL: Current Expected Credit Losses	GVA: General Valuation Allowance
CEO: Chief Executive Officer	HOLA: Home Owners' Loan Act
CET1: Common Equity Tier 1	HPI: Home Price Index
CFO: Chief Financial Officer	IRR: Interest Rate Risk
CFPB: Consumer Financial Protection Bureau	ISO: Information Security Officer
CIO: Chief Information Officer	IVA: Individual Valuation Allowance
CLTV: Combined Loan-to-Value	LDI: Liability Driven Investment
CODM: Chief Operating Decision Maker	LIHTC: Low Income Housing Tax Credit
Company: TFS Financial Corporation and its subsidiaries	LIP: Loans-in-Process
COSO: Committee of Sponsoring Organizations of the	LTV: Loan-to-Value
Treadway Commission	MMK: Money Market Account
CRA: Community Reinvestment Act	NII: Net Interest Income
CRO: Chief Risk Officer	OCC: Office of the Comptroller of the Currency
CXO: Chief Experience Officer	OCI: Other Comprehensive Income
DFA: Dodd-Frank Wall Street Reform and Consumer	OFAC: Office of Foreign Assets Control
Protection Act	OTS: Office of Thrift Supervision
DIF: Deposit Insurance Fund	PCAOB: Public Company Accounting Oversight Board
EPS: Earnings per Share	QTL: Qualified Thrift Lender
ESG: Environmental, Social and Governance	REMICs: Real Estate Mortgage Investment Conduits
ECOA: Equal Credit Opportunity Act	REO: Real Estate Owned
ESOP: Third Federal Employee (Associate) Stock	ROU: Right-of-Use
Ownership Plan	SEC: United States Securities and Exchange Commission
EVE: Economic Value of Equity	SOFR: Secured Overnight Financing Rate
Fannie Mae: Federal National Mortgage Association	TDR: Troubled Debt Restructuring
FASB: Financial Accounting Standards Board	Third Federal Savings, MHC: Third Federal Savings
FDIA: Federal Deposit Insurance Act	and Loan Association of Cleveland, MHC

PART I

Item 1.	Business

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
THIRD CAPITAL, INC.
Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2025, Third Capital, Inc. had consolidated assets of $9.4 million, and for the fiscal year ended September 30, 2025, Third Capital, Inc. had consolidated net income of $0.2 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities. As of September 30, 2025, the only remaining entity in which Third Capital, Inc. has an investment in is Third Cap Associates, Inc., an Ohio corporation that owns 49% and 60% of two title agencies that provide escrow and settlement services in the States of Ohio, Florida and New Jersey, primarily to customers of the Association. For the fiscal year ended September 30, 2025, Third Cap Associates, Inc. recorded net income of $0.2 million.
THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND
General
The Association is a federally chartered savings and loan association headquartered in Cleveland, Ohio, that was organized in 1938. In 1997, the Association reorganized into its current two-tier mutual holding company structure. The Association’s principal business consists of originating and servicing residential mortgage loans and attracting retail savings deposits.
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
The Association attracts retail deposits from the general public in the areas surrounding its main office and its branch offices. It also utilizes its internet website, direct mail solicitation and its customer service call center to generate loan applications and attract retail deposits. Longer-term brokered CDs and advances from the FHLB of Cincinnati as well as shorter-term brokered CDs and advances from the FHLB of Cincinnati, hedged to longer effective durations by interest rate exchange contracts, are also used as cost-effective funding alternatives. In addition to residential mortgage loans, the Association originates residential construction loans to individuals for the construction of their personal residences by a qualified builder. The Association also offers home equity loans and lines of credit subject to certain property and credit performance conditions. The Association retains in its portfolio the majority of the loans that it originates. The Association also acquires residential mortgage loans through a correspondent lending partnership. Loans that the Association sells consist primarily of long-term, fixed-rate residential mortgage loans. The Association currently retains the servicing rights on the majority of loans that it sells. The Association’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on interest-earning deposits in other financial institutions, deposits maintained at the FRS, federal funds sold, investment securities, including mortgage-backed securities and dividends from FHLB of Cincinnati stock. The Association also generates revenues from fees, gains on loan sales and service charges. The Association’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from loan sales.
The Association’s website address is www.thirdfederal.com. Filings of the Company made with the SEC are available, without charge, on the Association’s website. Information on that website is not and should not be considered a part of this document.
Market Area
The Association conducts its operations from its main office in Cleveland, Ohio, and from 36 additional, full-service branches and two loan production offices located throughout the states of Ohio and Florida. In Ohio, the Association maintains 21 full-service offices located in the northeast Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit, one regional loan production office located in the central Ohio (Columbus, Ohio) and one regional loan production office located in the southern Ohio county of Butler (Cincinnati, Ohio). In Florida, the Association maintains 15 full-service branches located in the counties of Pasco, Pinellas, Hillsborough, Sarasota, Lee, Collier, Palm Beach and Broward.
The Association also provides savings and loan products in states outside of its core markets of Ohio, Florida, Kentucky and Indiana using its customer service call center and its internet site. The Association also acquires first mortgage loans from its correspondent lending partner, in Ohio, Indiana, North Carolina, South Carolina, Pennsylvania and Michigan. Savings products are available in all 50 states, while first mortgage loans, home equity lines of credit, home equity loans and bridge loans are offered in up to 28 states and the District of Columbia.
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
From October 2024 through August 2025 (the latest date for which information is publicly available) per data furnished by MarketTrac®, the Association had the second largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the third largest market share of conventional purchase mortgage loans originated in the seven northeast Ohio counties which comprise the Cleveland and Akron metropolitan statistical areas. In addition, based on the same statistics, the Association has consistently been one of the 25 largest lenders in both Franklin County (Columbus, Ohio) and Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.
The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2025 (the latest date for which information is publicly available), the Association had $5.70 billion of deposits in Cuyahoga County, and ranked fifth among all financial institutions with offices in the county in terms of deposits, with a market share of 5.44%. As of that date, the Association had $7.58 billion of deposits in the State of Ohio, and ranked eleventh among all financial institutions in the state in terms of deposits, with a market share of 1.34%. As of June 30, 2025 (the latest date for which FDIC data is publicly available), the Association had $2.92 billion of deposits in the State of Florida, and ranked 34th among all financial institutions in terms of deposits, with a market share of 0.34%. This market share data excludes deposits held by credit unions, whose deposits are not insured by the FDIC.
Many financial institutions, including institutions that compete in our markets, have targeted retail deposit gathering as a more attractive funding source than borrowings, and have become more active and more competitive in their deposit product pricing. The combination of our competitors' reducing their reliance on borrowed funds and instead being more competitive with respect to rates paid to depositors has created an increasingly difficult marketplace for attracting deposits, which could adversely affect future operating results.
The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.
We rely on the reputation that has been built during the Association’s 87-year history of serving its customers and the communities in which it operates, the Association’s high capital levels, and the Association's liquidity alternatives which, in combination, serve to maintain and nurture customer and marketplace confidence. At September 30, 2025, our ratio of shareholders’ equity to total assets was 10.85%. For the fiscal year ended September 30, 2025, the Association's liquidity ratio averaged 5.47% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total average interest-earning assets). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.
We continue to utilize a multi-faceted approach to support our efforts to instill customer and marketplace confidence. First, we provide thorough and timely information to all of our associates so as to prepare them for their day-to-day interactions with customers and other individuals who are not part of the Company. We believe that it is important that our customers and others sense the comfort level and confidence of our associates throughout their dealings. Second, we encourage our management team to maintain a presence and to be available in our branches and other areas of customer contact, so as to provide more opportunities for informal contact and interaction with our customers and community members. Third, our CEO remains accessible to both local and national media, as a spokesman for our institution as well as an observer and interpreter of financial marketplace situations and events. Fourth, we periodically include advertisements in local newspapers and online which display our strong capital levels and history of service. We also continue to emphasize our traditional tagline—“STRONG * STABLE * SAFE”—in our advertisements, website, online presence and branch displays. Finally, for customers who adhere to the old adage of trust but verify, we refer them to the safety/security rankings of a nationally recognized, independent rating organization that specializes in the evaluation of financial institutions, which has awarded the Association its highest rating for more than 100 consecutive quarters.

Lending Activities
The Company’s principal lending activity is the origination and acquisition of up to 30-year fixed-rate and adjustable-rate, first mortgage loans used to purchase or refinance residential real estate. Also, the Company offers home equity loans and lines of credit and originates residential construction loans to individuals (for the construction of their personal residences by a qualified builder). The Company lends in 28 states and the District of Columbia and, through a correspondent lending partnership, we acquire first mortgages in six of those states. At September 30, 2025, fixed-rate and adjustable-rate, first mortgage residential loans totaled $10.84 billion, or 69.1% of our loan portfolio, home equity lines of credit totaled $4.06 billion, or 25.9% of our loan portfolio, home equity loans and bridge loans totaled $749.5 million, or 4.8% of our loan portfolio, and residential construction loans totaled $12.3 million, or 0.2% of our loan portfolio. At September 30, 2025, adjustable-rate, first mortgage residential loans totaled $3.94 billion and comprised of 25.2% of our loan portfolio. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Monitoring and Limiting Our Credit Risk for additional information regarding home equity loans and lines of credit.

Loan Portfolio Composition. The following table sets forth the composition of the portfolio of loans held for investment, by principal balance and by type of loan segregated by geographic location, at the indicated periods, excluding loans held for sale. The majority of our Home Today loan portfolio is secured by properties located in Ohio and the balances of other loans are immaterial. Therefore, neither was segregated by geographic location.

	September 30,
	2025		2024
	Amount	Percent	Amount	Percent
Real estate loans:	(Dollars in thousands)
Residential Core (1)
Ohio	$6,304,128		$6,605,571
Florida	1,811,897		1,976,473
Other	2,687,788		2,803,098
Total Residential Core	10,803,813	68.9%	11,385,142	74.2%
Total Residential Home Today (1)	35,933	0.2	40,936	0.3
Home equity lines of credit
Ohio	902,048		768,030
Florida	872,045		734,895
California	681,709		545,442
Other	1,606,996		1,275,014
Total home equity lines of credit	4,062,798	25.9	3,323,381	21.7
Home equity loans
Ohio	174,984		148,721
Florida	162,395		139,912
California	136,930		107,833
Other	275,239		165,460
Total home equity loans	749,548	4.8	561,926	3.6
Construction loans
Ohio	10,711		21,300
Florida	1,400		401
Other	191		—
Total construction	12,302	0.2	21,701	0.2
Other loans	8,153	—	5,705	—
Total loans receivable	15,672,547	100.0%	15,338,791	100.0%
Deferred loan expenses, net	69,943		64,956
Loans in process	(4,934)		(11,686)
Allowance for credit losses on loans	(74,244)		(70,002)
Total loans receivable, net	$15,663,312		$15,322,059
 ______________________
(1)Residential Core and Home Today loans are primarily one- to four-family residential mortgage loans. See the Residential Mortgage Loans section which follows for a further description of Residential Core and Home Today loans.

The following table provides the amortized cost and an analysis of our real estate loans held for investment disaggregated by refreshed FICO score, year of origination and portfolio at September 30, 2025. FICO scores are updated quarterly as available. The Company treats the following FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk. Revolving loans reported at amortized cost include home equity lines of credit currently in their draw period, therefore not by year of origination. Revolving loans converted to term are home equity lines of credit that are in repayment.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	To Term	Total
Real estate loans:	(In thousands)
Residential Core
<680	$16,494	$18,850	$58,510	$110,306	$63,224	$180,892	$—	$—	$448,276
680-740	132,436	49,804	154,552	308,463	177,196	411,556	—	—	1,234,007
741+	604,336	398,149	1,155,639	2,214,517	1,352,702	3,220,781	—	—	8,946,124
Unknown (1)	4,114	1,701	6,342	31,103	36,088	122,750	—	—	202,098
Total Residential Core	757,380	468,504	1,375,043	2,664,389	1,629,210	3,935,979	—	—	10,830,505
Residential Home Today (2)
<680	—	—	—	—	—	16,797	—	—	16,797
680-740	—	—	—	—	—	6,959	—	—	6,959
741+	—	—	—	—	—	9,228	—	—	9,228
Unknown (1)	—	—	—	—	—	2,487			2,487
Total Residential Home Today	—	—	—	—	—	35,471	—	—	35,471
Home equity lines of credit
<680	—	—	—	—	—	—	236,419	11,974	248,393
680-740	—	—	—	—	—	—	796,826	11,032	807,858
741+	—	—	—	—	—	—	2,976,809	29,871	3,006,680
Unknown (1)	—	—	—	—	—	—	33,280	4,454	37,734
Total Home equity lines of credit	—	—	—	—	—	—	4,043,334	57,331	4,100,665
Home equity loans
<680	7,440	13,618	10,020	1,934	616	1,199	—	—	34,827
680-740	72,696	45,410	25,163	6,350	1,642	1,731	—	—	152,992
741+	237,652	177,311	91,940	35,141	11,514	11,027	—	—	564,585
Unknown (1)	197	733	871	538	165	582	—	—	3,086
Total Home equity loans	317,985	237,072	127,994	43,963	13,937	14,539	—	—	755,490
Construction
680-740	701	—	—	—	—	—	—	—	701
741+	4,297	2,274	—	—	—	—	—	—	6,571
Total Construction	4,998	2,274	—	—	—	—	—	—	7,272
Total net real estate loans	$1,080,363	$707,850	$1,503,037	$2,708,352	$1,643,147	$3,985,989	$4,043,334	$57,331	$15,729,403

(1) Data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.

The following table provides amortized cost and an analysis of our real estate loans held for investment by origination LTV, origination year and portfolio at September 30, 2025. Subsequent to origination, LTVs are only updated for our home equity loans and lines of credit and for collateral-dependent residential mortgage loans.

							Revolving Loans	Revolving Loans
	By fiscal year of origination						Amortized	Converted
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	To Term	Total
Real estate loans:	(In thousands)
Residential Core
<80%	$295,145	$178,907	$474,642	$1,530,088	$1,090,168	$2,024,936			$5,593,886
80-89.9%	333,642	234,414	711,966	943,216	499,392	1,748,062			4,470,692
90-100%	128,428	55,183	188,435	190,116	39,396	160,865			762,423
>100%	—	—	—	—	—	624			624
Unknown (1)	165	—	—	969	254	1,492			2,880
Total Residential Core	757,380	468,504	1,375,043	2,664,389	1,629,210	3,935,979	—	—	10,830,505
Residential Home Today (2)
<80%	—	—	—	—	—	7,341	—	—	7,341
80-89.9%	—	—	—	—	—	11,165	—	—	11,165
90-100%	—	—	—	—	—	16,965	—	—	16,965
Total Residential Home Today	—	—	—	—	—	35,471	—	—	35,471
Home equity lines of credit
<80%	—	—	—	—	—	—	3,824,832	44,792	3,869,624
80-89.9%	—	—	—	—	—	—	216,259	11,560	227,819
90-100%	—	—	—	—	—	—	908	99	1,007
>100%	—	—	—	—	—	—	1,032	172	1,204
Unknown (1)	—	—	—	—	—	—	303	708	1,011
Total Home equity lines of credit	—	—	—	—	—	—	4,043,334	57,331	4,100,665
Home equity loans
<80%	306,644	232,016	124,400	42,494	13,620	11,995	—	—	731,169
80-89.9%	11,341	5,056	3,594	1,445	317	866	—	—	22,619
90-100%	—	—	—	—	—	570	—	—	570
>100%	—	—	—	24	—	1,108	—	—	1,132
Total Home equity loans	317,985	237,072	127,994	43,963	13,937	14,539	—	—	755,490
Construction
<80%	2,660	908	—	—	—	—	—	—	3,568
80-89.9%	2,338	1,366	—	—	—	—	—	—	3,704
Total Construction	4,998	2,274	—	—	—	—	—	—	7,272
Total net real estate loans	$1,080,363	$707,850	$1,503,037	$2,708,352	$1,643,147	$3,985,989	$4,043,334	$57,331	$15,729,403

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal 2016.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of principal balances in the loans held for investment portfolio at September 30, 2025, according to each loan's final due date. Loans having no stated repayment schedule or maturity are reported as being due in the fiscal year ending September 30, 2026. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential		Home Equity Lines of Credit	Home Equity Loans	Construction Loans	Other Loans	Total
	Core	Home Today
	(In thousands)
2026	$14,095	$2	$479	$10,687	$—	$2,468	$27,731
2027 to 2030	179,073	62	10,456	48,032	—	76	237,699
2031 to 2040	1,415,776	29,433	3,092	308,626	854	5,609	1,763,390
2041 and beyond	9,194,869	6,436	4,048,771	382,203	11,448	—	13,643,727
Total loans receivable	$10,803,813	$35,933	$4,062,798	$749,548	$12,302	$8,153	$15,672,547

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2025, that are contractually due after September 30, 2026.

	Due After September 30, 2026
	Fixed	Adjustable	Total
Real estate loans:	(In thousands)
Residential Core	$6,845,626	$3,944,092	$10,789,718
Residential Home Today	35,931	—	35,931
Home Equity Lines of Credit	—	4,062,319	4,062,319
Home Equity Loans	738,861	—	738,861
Construction	12,302	—	12,302
Other Loans	5,685	—	5,685
Total loans receivable	$7,638,405	$8,006,411	$15,644,816

Residential Mortgage Loans. The Company’s primary lending activity is the origination of residential mortgage loans. A comparison of 2025 data to the corresponding 2024 data can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation. The Company currently offers fixed-rate conventional mortgage loans with terms of 30 years or less that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that amortize over a period of up to 30 years, provide an initial fixed interest rate for three or five years and then adjust annually, subject to rate reset options as discussed later in this section. At September 30, 2025, there were no “interest only” residential mortgage loans held in the Company's portfolio.
The Company generally originates or acquires both fixed- and adjustable-rate mortgage loans in amounts up to 2 million dollars, for owner occupied, one- to four-family homes in most of our lending markets. The loans originated or acquired for dollar amounts on the higher end of the range are commonly referred to as “jumbo loans.” The Company generally underwrites jumbo loans in a manner similar to conforming loans, with the exception of stricter credit criteria. Jumbo loans are not uncommon in the Company’s market areas.
The Company offers “Smart Rate” adjustable-rate mortgage loan products secured by residential properties with interest rates that are fixed for an initial period of three or five years, after which the interest rate generally resets every year based upon a contractual spread or margin linked to the Prime Rate as published in the Wall Street Journal. As part of a loan retention program, these adjustable-rate loans provide the borrower with an attractive rate reset alternative, which allows the borrower to re-lock the rate an unlimited number of times at the Company’s then current lending rates, for another three or five years (which must be the same as the original lock period), generally for a fee. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower's primary residence. The loan term cannot be extended in connection with a re-lock, nor can new funds be advanced. All interest rate caps and floors remain as originated. "Smart Rate" adjustable-rate mortgage loans represent 99.6% of the adjustable-rate mortgage loan portfolio, with the difference representing the remaining balance of legacy adjustable-rate mortgage loan products with slightly different interest rate reset terms. Many of the borrowers who select adjustable-rate mortgage loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default. Most of the Company’s adjustable-rate mortgage loans are subject to periodic and lifetime limitations on interest rate changes. Most adjustable-rate mortgage loans have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan. The Company has never offered “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.
The Company has always considered the promotion of successful home ownership a primary goal. In that regard, it has historically offered affordable housing programs in all of its market areas. These programs are targeted toward low- and moderate-income home buyers. The Company’s philosophy has been to provide borrowers the opportunity for home ownership within their financial means. During fiscal 2016, the Company began to market its Home Ready mortgage loan product for low- and moderate-income homeowners. Third Federal’s Home Ready product is designed to be saleable to Fannie Mae under its Home Ready program, although not all Home Ready loans are sold. Previously, the Company’s primary affordable housing program was referred to as "Home Today". The vast majority of loans originated under the Home Today program had higher risk characteristics than our Core residential mortgage loan, but the Company attempted to mitigate that higher risk through the use of private mortgage insurance and continued pre- and post-purchase counseling. As of September 30, 2025, the Company had $35.9 million of loans outstanding that were originated through its Home Today program, most of which were originated prior to 2009. At September 30, 2025, of the loans that were originated under the Home Today program, 4.45% were delinquent 30 days or more compared to 0.18% for the portfolio of Core loans as of that date. At September 30, 2025, $0.6 million, or 1.58%, of loans originated under the Home Today program were delinquent 90 days or more and $3.0 million of Home Today loans were non-accruing loans, representing 7.83% of total non-accruing loans as of that date. See Delinquent Loans and Non-performing Assets and Modified Loans for discussions of the asset quality of this portion of the Company’s loan portfolio.
The Company currently retains the servicing rights on all conforming loans sold in order to generate fee income and reinforce its commitment to customer service. One- to four-family residential mortgage loans that have been sold were underwritten generally to Fannie Mae guidelines. At the time of the closing of these loans, the Company owns the loans and subsequently sells them to Fannie Mae and others providing normal and customary representations and warranties, including representations and warranties related to compliance, generally with Fannie Mae underwriting standards. At the time of sale, the loans are free from encumbrances except for the mortgages filed by the Company which, with other underwriting documents, are subsequently assigned and delivered to Fannie Mae and others. During the fiscal years ended September 30, 2025 and 2024, the Company recognized servicing fees, net of amortization, related to these servicing rights of $4.3 million for both periods. As of September 30, 2025 and 2024, the principal balance of loans serviced for others totaled $2.13 billion and $1.97 billion, respectively. At September 30, 2025, substantially all of the loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it had no material repurchase obligations associated with these loans at that date. However, at September 30, 2025, a reserve of $0.4 million has been maintained to cover potential losses on repurchases or reimbursements that may arise in connection with representations and warranties made at time of sale.
The Company requires title insurance on all of its residential mortgage loans. The Company also requires that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance up to $250 thousand) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. A majority of its residential mortgage loans have a mortgage escrow account from which disbursements are made for real estate taxes and to a lesser extent for hazard insurance and flood insurance. The Company does not conduct environmental testing on residential mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.
For home purchase loans with LTV ratios at origination in excess of 85% but equal to or less than 90%, the Company generally requires private mortgage insurance. LTV ratios in excess of 85% are not available for refinance transactions except for Home Ready loans. The Home Ready product requires private mortgage insurance on purchase transactions between 80.01% and up to and including 97% LTV and refinance transactions between 80.01% and up to and including 95% LTV. Beginning in fiscal year 2020, the Company offered a loan product allowing up to 95% LTV with no mortgage insurance for superior credit borrowers. This program involved loans originated with higher interest rates than the Company's other residential mortgage loans, and to qualify for this program the loan applicant must satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria).
Home Equity Loans and Home Equity Lines of Credit. The Company offers home equity loans and home equity lines of credit, which are primarily secured by a second mortgage on primary residences. The home equity product is offered in 28 states and the District of Columbia. Home equity lines of credit originated since 2013 require amortizing loan payments during the draw period. These offers were, and are, subject to certain property and credit performance conditions which, among other items, related to CLTV, geography, borrower income verification, minimum credit scores and draw period duration. At September 30, 2025 and 2024, home equity loans totaled $749.5 million, or 4.8%, and $560.9 million, or 3.7%, respectively, of total loans receivable (which included $18.1 million and $12.6 million of bridge loans), and home equity lines of credit totaled

$4.06 billion, or 25.9%, and $3.32 billion, or 21.7%, respectively, of total loans receivable (which included $57.0 million and $59.5 million, respectively, of home equity lines of credit which were in the amortization period and no longer eligible to be drawn upon). Additionally, at September 30, 2025 and 2024, the undrawn amounts of home equity lines of credit totaled $5.55 billion and $5.22 billion, respectively. A bridge loan permits a borrower to utilize the existing equity in their current home to fund the purchase of a new home before the current home is sold. Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are currently limited to a combined 80% LTV ratio (first and second mortgage liens). The Company charges a closing fee with respect to bridge loans.
The Company originates its home equity loans and home equity lines of credit without application fees (except for bridge loans) or borrower-paid closing costs. Home equity loans are offered with variable and fixed interest rates, are fully amortizing and have terms of up to 30 years. The Company’s home equity lines of credit are offered with adjustable rates of interest indexed to the Prime Rate, as reported in The Wall Street Journal and require the customer to pay an annual fee.
The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loan, home equity lines of credit and bridge loan portfolios as of September 30, 2025. Home equity lines of credit in the draw period are reported according to geographical distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state):
Ohio	$2,569,935	$878,619	0.08%	60%	42%
Florida	1,793,124	856,987	0.18%	56%	45%
California	1,557,516	673,819	0.11%	59%	50%
Other (1)	3,636,977	1,596,339	0.10%	62%	51%
Total home equity lines of credit in draw period	9,557,552	4,005,764	0.11%	60%	47%
Home equity lines in repayment	57,035	57,035	1.37%	59%	29%
Home equity loans and bridge loans	749,547	749,547	0.08%	57%	50%
Total	$10,364,134	$4,812,346	0.13%	59%	48%
______________________
(1)No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio and 5% of total loans.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2025. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
The principal balance of home equity lines of credit in the draw period that have a current mean CLTV over 80% or unknown is $26.0 million, or 0.65%, at September 30, 2025. In recognition of previous past weakness in the housing market, we continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
At September 30, 2025, 22.7% of the home equity lending portfolio was either in a first lien position (11.8%), in a subordinate (second) lien position behind a first lien that we held (9.0%) or behind a first lien that was held by a loan that we originated, sold and now service for others (1.9%). At September 30, 2025, 12.0% of the home equity line of credit portfolio in the draw period were making only the minimum payment on the outstanding line balance. Minimum payments include both a principal and interest component.

Construction Loans. The Company originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Company’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Company offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 85%. At September 30, 2025, construction loans totaled $12.3 million, or 0.2% of total loans receivable. At September 30, 2025, the unadvanced portion of these construction loans totaled $4.9 million. Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate.
Loan Originations, Acquisitions, Sales, Participations and Servicing. Lending activities are primarily conducted by the Company’s loan personnel (all of whom are non-commissioned associates) operating at our main and branch office locations and at our loan production offices. All loans that the Company originates are underwritten pursuant to its policies and procedures, which, for real estate loans, are consistent with the ability to repay guidance provided by the CFPB. The majority of long-term, fixed-rate loans are originated using Fannie Mae processing and underwriting guidelines. Certain loans originated with the intent to hold for investment, all adjustable-rate loans and some fixed-rate loans, are originated using guidelines that are similar, but not identical to Fannie Mae processing and underwriting guidelines. The Company originates both adjustable-rate and fixed-rate loans and advertises extensively throughout its market area. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative consumer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. The Company’s loan origination and sales activity may be adversely affected by a rising interest rate environment or economic recession, which typically results in decreased loan demand. The Company’s residential mortgage loan originations are generated by its in-house loan representatives, by direct mail solicitations, by referrals from existing or past customers, by referrals from local builders and real estate brokers, from calls to its telephone call center and from the internet. The Company also acquires first mortgage loans through a correspondent lending partnership.
The Company determines whether to sell or securitize the loans that it originates, after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. During the fiscal year ended September 30, 2025, the Company sold, or committed to sell, in either whole loan or security form, $411.3 million of long-term, fixed-rate residential mortgage loans, with the majority sold to Fannie Mae on a servicing retained basis. The Company has also previously sold to private parties, non-agency eligible, adjustable-rate loans on a servicing retained basis. Those sales evidenced the saleability of our loans that are not originated in accordance with agency specified procedures, including adjustable-rate loans. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure, only a portion of the Company's first mortgage loan originations and purchases are eligible for securitization and sale in Fannie Mae mortgage backed security form. The balance of loans held for sale was $57.7 million at September 30, 2025.
In fiscal year 2022, the Company began acquiring first mortgage loans originated through a correspondent lending partnership. These loans are underwritten by the correspondent lender with generally the same standards as our originated portfolio using Fannie Mae processing and underwriting guidelines. During the fiscal year ended September 30, 2025, we acquired approximately $367.2 million of residential mortgage loans originated by our correspondent lending partner in Ohio, Indiana, Michigan, North Carolina, Pennsylvania and South Carolina. The Company also has a program to originate loans with the intent to sell using risk-based pricing and loan level price adjustments. The program is marketed under the name Mortgage Passport. Refinance products are offered through Mortgage Passport in 21 states and the District of Columbia, excluding Ohio and Florida. The impact to the Company from the program to date is considered immaterial and therefore no breakout is provided.
Historically, the Company has generally retained the servicing rights on all residential mortgage loans that it has sold. At September 30, 2025, the Company serviced loans owned by others with a principal balance of $2.13 billion. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Company retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities.
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

The Company’s policies and loan approval limits are established by its Board of Directors. The Company’s Board of Directors has delegated authority to its Executive Committee (consisting of the Company’s CEO and two directors) to review and assign lending authorities to certain individuals of the Company to consider and approve loans within their designated authority. Residential mortgage loans and construction loans require the approval of one individual with designated underwriting authority.
The Company requires that all real property securing residential loans be valued by an independent third-party. This applies to all residential loan transactions except for those specifically exempted by regulatory authority. Appraisals are performed by independent licensed/certified appraisers.
Delinquent Loans. The following tables set forth the amortized cost in loan delinquencies by type, segregated by geographic location and duration of delinquency as of the dates indicated. The majority of our Home Today loan portfolio is secured by properties located in Ohio, and therefore not segregated by state. There were no delinquencies in the construction loan or other loans portfolios for the fiscal years presented.

	Loans Delinquent For
	30-89 Days	90 Days or More	Total
September 30, 2025	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,046	$3,939	$8,985
Florida	2,578	2,474	5,052
Other	1,725	4,057	5,782
Total Residential Core	9,349	10,470	19,819
Residential Home Today	1,018	560	1,578
Home equity lines of credit
Ohio	1,263	916	2,179
Florida	2,045	1,709	3,754
California	1,228	934	2,162
Other	1,637	1,737	3,374
Total Home equity lines of credit	6,173	5,296	11,469
Home equity loans
Ohio	218	271	489
Florida	266	363	629
California	—	106	106
Other	366	195	561
Total Home equity loans	850	935	1,785
Total	$17,390	$17,261	$34,651

	Loans Delinquent For
	30-89 Days	90 Days or More	Total
September 30, 2024	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,490	$3,943	$9,433
Florida	2,676	1,570	4,246
Other	3,412	3,368	6,780
Total Residential Core	11,578	8,881	20,459
Residential Home Today	1,121	693	1,814
Home equity lines of credit
Ohio	1,039	891	1,930
Florida	994	474	1,468
California	848	752	1,600
Other	1,689	1,961	3,650
Total Home equity lines of credit	4,570	4,078	8,648
Home equity loans
Ohio	82	102	184
Florida	105	151	256
California	204	29	233
Other	294	—	294
Total Home equity loans	685	282	967
Total	$17,954	$13,934	$31,888

Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.11% of total net loans at September 30, 2025 and 0.09% at September 30, 2024. The percentage of loans seriously delinquent to total net loans increased in the residential Core portfolio from 0.06% to 0.07% year to year. Serious delinquencies to total net loans in the home equity lines of credit portfolio remained at 0.03% for both periods. Serious delinquencies in the Home Today and home equity loans portfolios at September 30, 2025 and September 30, 2024, respectively, were not material as compared to the total net loans.
Although delinquencies in most portfolios remain at or near historic lows, recent economic trends and elevated interest rates on home equity lines of credit led to an upward trend in delinquencies in that portfolio. Interest rates on home equity lines of credit are tied to the prime rate of interest which decreased 75 basis points during fiscal 2025, but remains elevated, resulting in higher and less affordable monthly payments for some borrowers.
Non-performing Assets and Modified Loans. Within 15 days of a borrower’s delinquency, per the Company's collection procedures, it attempts personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If necessary, subsequent late charges and delinquent notices are issued and the borrower’s account will be monitored on a regular basis thereafter. The Company also mails system-generated reminder notices on a monthly basis. When a loan is more than 30 days past due, the Company attempts to contact the borrower and develop a plan of repayment. By the 90th day of delinquency, the Company may recommend foreclosure. The loan will be evaluated for estimated loss based on the value of the collateral prior to the 180th day of delinquency. For further discussion on evaluating collateral-dependent loans, refer to Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
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

	September 30,
	2025	2024
Non-accrual loans:	(Dollars in thousands)
Real estate loans:
Residential Core	$23,041	$21,058
Residential Home Today	3,032	3,672
Home equity lines of credit	11,141	8,361
Home equity loans	1,492	519
Total non-accrual loans	38,706	33,610
Real estate owned	1,921	174
Total non-performing assets	$40,627	$33,784
Ratios:
Total non-accrual loans to total loans	0.25%	0.22%
Total non-accrual loans to total assets	0.22%	0.20%
Total non-performing assets to total assets	0.23%	0.20%

Of the $6.1 million of loans modified during the fiscal year 2025, $2.2 million are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the modification date due to their non-accrual status or forbearance plan prior to modification, because of a prior partial charge-off or because all borrowers have filed Chapter 7 bankruptcy and have not reaffirmed or dismissed. As of September 30, 2025, $1.1 million are included in non-accrual loans that are 90 days or more past due.
We continue to modify loans to work with borrowers who are experiencing financial difficulty to help them keep their homes and to preserve neighborhoods. Loan modifications may include interest rate reductions, term extensions (generally including capitalization of delinquent amounts), significant payment delays, other concessions, or a combination thereof. For additional information, refer to Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
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

	For the Years Ended September 30,
	2025	2024
	(Dollars in thousands)
Non-Accrual Loans	$38,706	$33,610
Accruing Collateral-Dependent Loans	12,205	9,064
Less: Loans Collectively Evaluated	(5,636)	(3,097)
Total Collateral-Dependent Loans	$45,275	$39,577
Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the estimated fair market value at the date of foreclosure, less estimated costs to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions. Subsequent to acquisition, real estate owned is carried at the lower of the cost basis or estimated fair market value, less estimated costs to sell. A valuation allowance is established for any excess of cost basis over estimated fair market value and subsequent increases in the fair market value are recognized through income, not exceeding the valuation allowance. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2025, we had $1.9 million in real estate owned.
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
When assets meet the classification criteria for either substandard or doubtful, they exhibit similar risk characteristics that result in expected credit losses through the model outputs or qualitative factors. As a result of the allowance analysis, a portion of the credit loss allowance is allocated to such assets. The allowance for credit losses is the amount estimated by management to represent the lifetime losses in our loan portfolio and off-balance sheet commitments. When we classify a problem asset as loss, we charge-off that portion of the asset that is uncollectible. Our determinations as to the classification of our assets and the amount of our credit loss allowances are subject to review by the Association's primary federal regulator, the OCC, which can require that we establish additional credit loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of assets at September 30, 2025, the amortized cost of classified assets consists of substandard assets of $53.0 million, including $1.9 million of real estate owned, and $5.7 million of assets designated special mention. As of September 30, 2025, there were no individual assets with an amortized cost exceeding $1.0 million that were classified as substandard. Substandard assets at September 30, 2025 include $17.2 million of loans 90 or more days past due and $33.8 million of loans less than 90 days past due displaying a weakness sufficient to warrant an adverse classification. Of the $33.8 million of loans less than 90 days past due, $2.2 million were modified during the year.
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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. Given the higher risk inherent in home equity loans and lines of credit and our experience during periods of weak housing markets and potential uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. We have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At September 30, 2025, we had an amortized cost of $4.10 billion in home equity lines of credit outstanding and $755.5 million in home equity loans outstanding, of which $6.2 million, or 0.13% of the combined total, were delinquent 90 days or more.
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

	At or For the Years Ended September 30,
	2025	2024	2023
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the year)	$70,002	$77,315	$72,895
Adoption of ASU 2022-02	—	(10,262)	—
Charge-offs on real estate loans:
Total Residential Core	18	226	257
Total Residential Home Today	15	112	320
Home equity lines of credit
Ohio	577	371	277
Florida	274	112	78
California	31	109	14
Other	182	250	280
Total Home equity lines of credit	1,064	842	649
Home equity loans
Ohio	17	17	16
Florida	—	16	—
California	—	—	—
Other	—	—	—
Total Home equity loans	17	33	16
Total charge-offs	1,114	1,213	1,242
Recoveries on real estate loans:
Residential Core	1,159	1,249	1,126
Residential Home Today	1,804	2,105	2,451
Home equity loans	2,143	2,503	3,973
Home equity lines of credit	55	81	106
Construction	—	20	—
Total recoveries	5,161	5,958	7,656
Net recoveries	4,047	4,745	6,414
Provision (release) of allowance for credit losses on loans	195	(1,796)	(1,994)
Allowance balance for loans (end of the year)	$74,244	$70,002	$77,315

Allowance balance for credit losses on unfunded commitments (beginning of the year)	$27,811	$27,515	$27,021
Provision for credit losses on unfunded commitments	2,305	296	494
Allowance balance for unfunded loan commitments (end of the year)	30,116	27,811	27,515
Allowance balance for all credit losses (end of the year)	$104,360	$97,813	$104,830
Ratios:
Allowance for credit losses on loans to non-accrual loans at end of the year	191.82%	208.28%	242.26%
Allowance for credit losses on loans to the total amortized cost in loans at end of the year	0.47%	0.45%	0.51%

The following table sets forth additional information with respect to net recoveries by category for the periods indicated rounded to the nearest hundredth of a percent.

	For the Years Ended September 30,
Net recoveries to average loans outstanding during the year	2025	2024	2023
Real estate loans:
Residential Core	0.01%	0.01%	0.01%
Residential Home Today	0.01%	0.01%	0.01%
Home Equity lines of credit	0.01%	0.01%	0.02%
Home Equity loans	—%	—%	—%
Total net recoveries to average loans outstanding	0.03%	0.03%	0.04%
We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses. We reported net recoveries in each quarter for the past six years, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment of the obligations or as loans with improved collateral positions reach final resolution. During the fiscal year ended September 30, 2025, recoveries exceeded loan charge-offs by $4.0 million.
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

	At September 30,
	2025			2024
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
Real estate loans:	(Dollars in thousands)
Residential Core	$39,939	53.8%	69.0%	$44,402	63.4%	74.3%
Residential Home Today	(2,438)	(3.3)	0.2	(2,672)	(3.8)	0.3
Home equity lines of credit	22,069	29.8	25.9	16,590	23.7	21.7
Home equity loans	14,645	19.7	4.8	11,642	16.6	3.6
Construction	29	—	0.1	40	0.1	0.1
Allowance for credit losses on loans	$74,244	100.0%	100.0%	$70,002	100.0%	100.0%

During the fiscal year ended September 30, 2025, the total allowance for credit losses increased to $104.4 million, from $97.8 million at September 30, 2024. The total allowance for credit losses is comprised of the asset portion, which is applied to the loan portfolio and the liability portion, which is applied to off-balance sheet exposures, primarily related to undrawn equity exposures. During the fiscal year ended September 30, 2025 the asset and liability portions of the total allowance increased to $74.2 million from $70.0 million and increased to $30.1 million from $27.8 million, respectively. We recorded a $2.5 million net provision for credit losses for the year, consisting of a $0.2 million provision on loans and a $2.3 million provision for credit losses on off-balance sheet exposures.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. Changes in the allowance for credit losses on loan balances during the fiscal year ended September 30, 2025, were primarily related to the net impact of increases in the equity portfolio due to new growth and a lower net recovery forecast for total qualitative factors.
The amortized cost of the residential Core portfolio decreased 5.1%, or $578.3 million, and its total allowance decreased 10.1%, or $4.5 million, as of September 30, 2025, compared to September 30, 2024. The amortized cost of the home equity lines of credit portfolio increased 22.0%, or $739.5 million, and its total allowance increased 33.0% to $22.1 million from $16.6 million at September 30, 2024. The amortized cost of the home equity loans increased 33.5%, or $189.7 million, and its total allowance increased 25.8% to $14.6 million from $11.6 million at September 30, 2024. As we are no longer originating loans under our Home Today program, there is an expected net recovery position for this portfolio which was $2.4 million at September 30, 2025, and $2.7 million at September 30, 2024. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans, which is driving the allowance balance for the Home Today loans to a net recovery position. Refer to the "Activity in the Allowances for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 5. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information.
The allowance for credit losses represents the estimate of lifetime loss in our loan portfolio and unfunded loan commitments. Our analysis for evaluating the adequacy of and the appropriateness of our allowance for credit losses is continually refined as relevant information, relating to past events, current conditions and supportable forecasts become available. During the years ended September 30, 2025 and 2024, no material changes were made to the allowance for credit losses methodology other than the adoption of ASU 2022-02 during fiscal 2024.
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
The Association’s investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or equity securities other than the Association's required investment in the common stock of the FHLB of Cincinnati. As of September 30, 2025, we held no asset-backed securities or securities with sub-prime credit risk exposure, nor did we hold any banker’s acceptances, term federal funds, repurchase agreements or reverse repurchase agreements. As a federal savings association, the Association is not permitted to invest in equity securities. This general restriction does not apply to the Company. The Association’s investment policy permits the use of interest rate agreements (caps, floors and collars) and interest rate exchange contracts (swaps) in managing our interest rate risk exposure. The use of financial futures, however, is prohibited without specific approval from its Board of Directors.
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
The fair value of our investment portfolio at September 30, 2025, consisted of $2.7 million in fixed-rate securities guaranteed by Fannie Mae, $455.4 million of REMICs collateralized only by securities guaranteed by Fannie Mae, $8.6 million of securities guaranteed by Freddie Mac and $54.0 million of U.S. Government obligations.
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
Sources of Funds
General. Deposits traditionally have been the primary source of funds for the Association’s lending and investment activities. The Association also borrows, primarily from the FHLB of Cincinnati, to supplement cash flow, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage its cost of funds. Additional sources of funds are borrowings from the FRB-Cleveland Discount Window, scheduled loan payments, maturing investments, loan prepayments, collateralized wholesale borrowings, Fed Fund purchases, income on other earning assets, the proceeds from loan sales, and brokered deposits. As a result of favorable market conditions, proceeds from loan sales increased during fiscal year 2025 which contributed to the Association's lending and investment activities.
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
At September 30, 2025, deposits totaled $10.45 billion. Checking accounts totaled $785.8 million (including $746.4 million of interest-bearing checking accounts) and savings accounts totaled $1.17 billion (including $1.34 billion of higher yield savings accounts and MMKs). At September 30, 2025, the Association had a total of $8.47 billion in CDs (including $902.1 million of brokered CDs), of which $5.64 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes the Association will retain a large portion of these balances upon maturity.

The following table sets forth the distribution of the Association’s average total deposit accounts, by account type, for the fiscal years indicated. Additional details on deposit accounts can be found in Note 9. DEPOSITS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

	For the Years Ended September 30,
	2025			2024			2023
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Deposit type:	(Dollars in thousands)
Checking	$814,140	7.9%	0.05%	$880,893	8.9%	0.05%	$1,093,036	12.1%	0.56%
Savings and money market accounts	1,241,856	12.0%	1.02%	1,518,453	15.4%	1.46%	1,798,663	20.0%	1.37%
Certificates of deposit	8,255,097	80.1%	3.58%	7,489,887	75.7%	3.61%	6,123,979	67.9%	2.34%
Total Deposits	$10,311,093	100.0%	2.99%	$9,889,233	100.0%	2.96%	$9,015,678	100.0%	1.93%
The following table sets forth the distribution of the Association’s total deposit accounts, by account type, at September 30, 2025.

	September 30, 2025
	Balance	Percent	Weighted Average Cost of Funds
Deposit type	(Dollars in thousands)
Interest-bearing:
Checking	$785,785	7.6%	0.04%
Savings accounts, excluding money market accounts	1,043,715	10.0%	0.65%
Money market accounts	128,245	1.2%	1.27%
Certificates of deposit, including accrued interest	8,489,223	81.2%	3.74%
Total Deposits	$10,446,968	100.0%	3.12%
As of September 30, 2025 and September 30, 2024, the total amount of the Association's uninsured deposits were $387.3 million and $349.3 million, respectively. As of September 30, 2025, the aggregate amount of the Association’s outstanding certificates of deposit in amounts greater than $250 thousand was approximately $313.4 million. The following table sets forth the maturity of those uninsured CDs as of September 30, 2025.

September 30, 2025
(In thousands)
Three months or less	$86,680
Over three months through six months	69,396
Over six months through one year	32,266
More than one year	125,101
Total	$313,443
Borrowings. At September 30, 2025, the Association had $4.87 billion of borrowings outstanding, consisting of $4.85 billion from the FHLB of Cincinnati and $17.7 million of accrued interest. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. Our current, maximum borrowing capacity with the FHLB of Cincinnati is $6.94 billion. The Association also has the ability to purchase overnight Fed Funds up to $455.0 million through arrangements with other institutions. The ability to borrow from the FRB-Cleveland Discount Window is also available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio. At September 30, 2025, the Association had the capacity to borrow up to $505.4 million from the FRB-Cleveland. A maturity schedule and available borrowing capacity schedule can be found in Note 10. BORROWED FUNDS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The following tables set forth information relating to categories of short-term borrowings. There are no borrowings with original terms between 30 and 90 days.

	At or For the Fiscal Years Ended September 30,
	2025	2024	2023
Borrowings (30 days and under):	(Dollars in thousands)
Balance at end of year	$248,000	$40,000	$592,000
Maximum outstanding at any month-end	$444,000	$777,000	$1,806,000
Average balance during year	$136,939	$147,039	$810,263
Average interest rate during the fiscal year	4.43%	5.40%	4.16%
Weighted average interest rate at end of year	4.33%	5.38%	5.38%

	At or For the Fiscal Years Ended September 30,
	2025	2024	2023
Borrowings (90 days to 12 months):	(Dollars in thousands)
Balance at end of year	$3,000,000	$2,925,000	$3,150,000
Maximum outstanding at any month-end	$3,025,000	$3,100,000	$3,600,000
Average balance during year	$2,887,684	$2,984,426	$2,668,420
Average interest rate during the fiscal year	4.58%	5.50%	5.00%
Weighted average interest rate at end of year	4.38%	5.34%	5.58%
Federal Taxation
General. The Company and the Association are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering in 2007, the Company and the Association were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and the Association were no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owned at least 80% of the common stock of the Company. As a result of the Company's stock repurchase program which reduced the number of outstanding shares of the Company, at September 30, 2025, Third Federal Savings, MHC, owned 80.94% of the common stock of the Company and the Company and the Association can, again, be a part of Third Federal Savings, MHC’s consolidated tax group. Beginning on September 30, 2007 and for each subsequent fiscal year thereafter, the Company has filed consolidated tax returns with the Association and Third Capital Inc., its wholly-owned subsidiaries.
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
At September 30, 2025, the total federal pre-base year bad debt reserve of the Association was approximately $105.0 million.
State Taxation
Following its initial public stock offering in 2007, the Company converted from a qualified passive investment company domiciled in the State of Delaware to a qualified holding company in Ohio. The Third Federal Savings, MHC consolidated group is subject to the Ohio Financial Institutions Tax. The Financial Institutions Tax is based on total equity capital apportioned to Ohio using a single gross receipts factor. Ohio equity capital is taxed at a three-tiered rate of 0.8% on the first

$200 million, 0.4% on amounts greater than $200 million and less than $1.30 billion, and 0.25% on amounts greater than or equal to $1.30 billion.
SUPERVISION AND REGULATION
General
The Company is a savings and loan holding company, and is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of, the FRS. The Company is also subject to the rules and regulations of the SEC under the federal securities laws.
The Association is a federal savings association that is currently examined and supervised by the OCC and the CFPB, and is subject to examination by the FDIC under certain circumstances. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s DIF and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market risk. Following completion of its examination, the OCC critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The OCC will examine the Association and prepare reports for the consideration of the Association’s Board of Directors on any operating deficiencies. The CFPB has examination and enforcement authority over the Association with respect to consumer protection laws and regulations. The Association’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Association’s mortgage documents.The Association also is a member of and owns stock in the FHLB of Cincinnati, which is one of the eleven regional banks in the FHLB System.
Any change in these laws or regulations, whether by the FDIC, OCC, FRS, CFPB, FHLB or Congress, could have a material impact on the Company, the Association, and their operations.
Certain statutes and regulations that are applicable to the Association and the Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Association and the Company, and is qualified in its entirety by reference to the actual statutes and regulations.
Federal Banking Regulation
Business Activities. A federal savings association derives its lending and investment powers from the HOLA and federal regulations. Under these laws and regulations, the Association may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate. The Association may also invest in commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. The Association may also establish subsidiaries that may engage in certain activities not otherwise permissible for a federal savings association, including real estate investment and securities and insurance brokerage.
A federal savings association may elect to exercise national bank powers without converting to a national bank charter. Among other things, the election allows a federal savings association to engage in commercial and commercial real estate lending without the aggregate limits applicable to federal savings associations. By exercising the election, the federal savings association also becomes subject to many of the same duties, restrictions, liabilities, conditions and limitations applicable to national banks, some of which are more restrictive than those applicable to federal savings associations. A federal savings association making the election retains its federal savings association charter and continues to be treated as a federal savings association for purposes of corporate governance. The election is available to federal savings associations that had total consolidated assets of $20 billion or less as of December 31, 2017. The Association has not exercised the election as of September 30, 2025.
Capital Requirements. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio, and a Tier 1 capital to total assets leverage ratio.
The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4%. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital

(common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of AOCI, up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available for sale-securities). The Association exercised its opt-out election during 2015. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% in addition to the minimum capital requirements. At September 30, 2025, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer." In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As presented in Note 3. REGULATORY MATTERS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, at September 30, 2025, the Association exceeded all regulatory capital requirements to be considered “Well Capitalized.”
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2025, the Association was in compliance with the loans-to-one borrower limitations.
Qualified Thrift Lender Test. As a federal savings association, the Association must satisfy the qualified thrift lender test. Under the HOLA QTL test, the Association must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a federal savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the federal savings association’s business.
The Association also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.
A federal savings association that fails the QTL test must operate under specified restrictions. Under the DFA, non-compliance with the QTL test may subject the Association to agency enforcement action for a violation of law. At September 30, 2025, the Association satisfied the HOLA QTL test.
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
The Association, in compliance with the preceding requirements, paid a $40 million cash dividend to the Company during the fiscal year ended September 30, 2025, did not pay a cash dividend to the Company during the fiscal year ended September 30, 2024, and paid a $40 million cash dividend to the Company during the fiscal year ended September 30, 2023. There were no dividends paid to the Company by Third Capital, the Company's other wholly owned subsidiary, during the fiscal years ended September 30, 2025, 2024 or 2023.
The Company's eighth stock repurchase program, for the repurchase of 10,000,000 shares of its common stock, was announced on October 27, 2016, and began on January 6, 2017. As of September 30, 2025, 4,944,086 shares remain to be purchased under the program.
Under FRS regulations, Third Federal Savings, MHC is required to obtain the approval of its members (depositors and certain loan customers of the Association) every 12 months to enable Third Federal Savings, MHC to waive its right to receive dividends on the Company’s common stock that Third Federal Savings, MHC owns. Starting in 2014, Third Federal Savings, MHC has received this approval of its members at every meeting held. Third Federal Savings, MHC has the approval to waive the receipt of dividends up to an aggregate of $1.13 per share on the common stock of the Company for the 12 months following the special meeting of members held on July 8, 2025. Third Federal Savings, MHC waived its right to receive a $0.2825 per share dividend payment on September 24, 2025. As a result of the 2024, 2023, and 2022 approvals, Third Federal Savings, MHC previously waived its right to receive an aggregate of $1.13 per share on common stock for the periods ended June 30, 2025, June 30, 2024 and June 30, 2023.
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
Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the CRA and federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the OCC is required to assess the association’s record of compliance with the CRA. A federal savings association’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branch openings/closings, mergers, minority stock offerings or second-step conversion, or in restrictions on its activities.
In July 2024, the Association received a rating of "Satisfactory" from the OCC for the exam concluded in November 2023 covering the period of January 1, 2020 through December 31, 2022.
In addition, the ECOA and FHA prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with ECOA and FHA could result in enforcement actions by the OCC, as well as other federal regulatory agencies and/or the Department of Justice.
Transactions with Affiliates. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Regulation W. An affiliate includes a company that controls, is controlled by, or is under common control with an insured depository institution such as the Association. Third Federal Savings, MHC and the Company are affiliates of the Association. In general, specified covered transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, covered transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate, and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must be provided by affiliates in order to receive loans from the insured depository institution. In addition, federal regulations prohibit a federal savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are substantially the same or at least as favorable to the institution as comparable transactions with non-affiliates. Federal savings associations are required to maintain detailed records of all transactions with affiliates.
Extensions of Credit to Insiders. The Association’s authority to extend credit to its, and its affiliates' directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the FRS. Among other things, these provisions require that extensions of credit to insiders:
(i)subject to certain exceptions for loan programs made available to all employees, be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
(ii)do not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Association’s capital and surplus.
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
Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems, audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Establishing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order and/or the imposition of civil money penalties.
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
As of September 30, 2025, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required (Well Capitalized)
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,852,378	17.40%	$1,064,637	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,759,983	10..11%	870,442	5.00%
Tier I Capital to Risk-Weighted Assets	1,759,983	16.53%	851,709	8.00%
Common Equity Tier I to Risk-Weighted Assets	1,759,983	16.53%	692,014	6.50%
Insurance of Deposit Accounts. The DIF of the FDIC insures deposits at FDIC-insured depository institutions such as the Association. Deposit accounts in the Association are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor for each account ownership category. As of September 30, 2025, 95.9% of our $9.55 billion retail deposit base consists of accounts structured under the FDIC insured limit of $250,000.
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
Cybersecurity. The federal banking agencies have adopted rules providing for notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the rules require a banking organization to notify its primary federal regulator as soon as possible, and not later than 36 hours after it is determined that a

"computer-security incident" rising to the level of a "notification incident" has occurred. Notification is required for incidents that have materially affected, or are reasonably likely to materially affect, the viability of a banking organization's operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected, or is reasonably likely to materially affect, the banking organization's customers for four or more hours.
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
As of September 30, 2025, outstanding borrowings (including accrued interest) from the FHLB of Cincinnati were $4.87 billion and the Association was in compliance with the stock investment requirement.
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
•Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and
•Implementing regulations of the relevant federal agencies charged with the responsibility of implementing such federal laws that have supervisory authority over the Association.
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
•The Bank Secrecy Act and Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which require the Association to implement a compliance program to detect and prevent money laundering, terrorist financing, and illicit crime. Together, the BSA and USA PATRIOT Act require the Association to implement internal controls, conduct customer due diligence, maintain records, and file reports, among other things;
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
(x)if the savings and loan holding company meets the criteria to qualify as a financial holding company, any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and
(xi)purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the FRS. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.
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

Capital. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions, including the capital conservation buffer, apply to savings and loan holding companies. We are in compliance with the holding company consolidated capital requirements and the capital conservation buffer as of September 30, 2025.
Dividends and Repurchases. The FRS has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend, the proposed dividend is not covered by earnings for the period for which it is being paid, or the company's overall rate of earnings retention is inconsistent with the company's capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a company's common stock dividend. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses, or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.
Source of Strength. The DFA extended the “source of strength” doctrine, which had traditionally been applicable to bank holding companies, to savings and loan holding companies. FRS regulations require that all savings and loan holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
Waivers of Dividends by Third Federal Savings, MHC. Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. In addition, a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. Additional details on the waiver of dividends can be found above under the Capital Distributions section of Supervision and Regulation.
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
Human Capital Resources
At September 30, 2025, we employed 958 associates, nearly all of whom are full-time and of which approximately 71% are women. At September 30, 2024, we employed 919 associates. As a financial institution, approximately 42% of our associates are employed at our branch and loan production offices, and another 15% are employed at our customer care call center. The success of our business is highly dependent on our associates, who provide value to our customers and communities through their dedication to our mission, helping customers achieve the American dream of home ownership and financial security. Our workplace culture is grounded in a set of core values – love (a genuine concern for others), trust, respect, a commitment to excellence and a little bit of fun – which is lived out daily in our work. We seek to hire well-qualified associates who are also a good fit for our value system. Our selection and promotion processes are without bias and include the active recruitment of minorities and women.
Associate retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. Our voluntary turnover rate, at 3.8% for the twelve months ending September 30, 2025, excluding retirements, remains one of the lowest in the industry. At September 30, 2025, 36% of our current associates had been with us for fifteen years or more. We believe our commitment to living out our core values, actively prioritizing concern for our associates’ well-being, supporting our associates’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing associates. In addition, nearly all of our associates are stockholders of the Company through participation in our Associate Stock Ownership Plan, which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates.
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
Significant changes to the size, structure, powers and operations of the federal government, changes to U.S. economic policies, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.
The current U.S. administration has implemented significant changes in federal priorities and has taken steps to change the operations, structure, and policy focus of various federal agencies, as well as regulatory priorities, policy approaches and interpretations of existing laws by those federal agencies. For example, recent executive actions and proposed legislation has changed agency mandates, modified or reduced federal program funding, altered regulatory frameworks, or adjusted the size and composition of the federal workforce. Moreover, leadership transitions at key federal agencies have impacted or may impact rulemaking, supervision, enforcement, and examination priorities across the financial regulatory landscape. These developments in the federal government may have varying effects on the banking and financial services industry that are difficult to predict, which makes it difficult for us to anticipate and mitigate attendant risks. Compliance with changing federal and regulatory priorities could, among other things, increase the costs of operating our business, reduce the demand for our products and services, impact our ability to achieve our business goals, and increase our legal, operational and reputational risks, any or all of which could materially adversely affect our results of operations.
The current U.S. administration also has implemented rapid shifts in macroeconomic policies, such as those relating to trade restrictions and tariffs, which have created significant uncertainties regarding U.S. economic growth, the potential for recession, and concerns over an increase in inflation. Slow economic growth, economic contraction or recession, or shifts in broader consumer and business trends would significantly impact our ability to originate loans, the ability of borrowers to repay loans, and the value of the collateral securing loans.
Other political and economic events within the U.S., including a contentious domestic political environment, changes in or disagreements over U.S. monetary policy and actions of the FRS, disagreements over long-term federal budget and deficit reduction plans, disagreements over or threats not to increase the U.S. government's borrowing limit (or "debt ceiling"), and risk of further downgrade of the ratings of U.S. government debt obligations, also may negatively impact financial markets and the U.S. economy.
Further, the perception of the potential for additional significant changes in federal regulatory or economic policy has also increased uncertainty and may exacerbate declines in investor and consumer confidence, which in turn may adversely impact financial markets and the broader economy of the U.S.
Regional business and economic conditions are a major driver of our results of operations. Difficult conditions in the regionals business and economic environment, including those cause by the lack of stability and predictability of U.S. policymaking, may materially adversely affect our operating expenses, the quality of our assets, credit losses, and the demand for our products and services.
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
Our net interest income can also be negatively impacted when assets and funding sources with seemingly similar, but not identical re-pricing characteristics, react differently to changing interest rates. An example is our home equity lines of credit loan portfolio and our interest-bearing checking and savings deposit products. Interest rates charged on our home equity lines of credit loans are linked to the prime rate of interest, which generally adjusts in a direct relationship to changes in the FRS’s Federal Funds target rate. Similarly, our interest-bearing checking and savings deposit products are generally expected to adjust when changes are made to the Federal Funds target rate. However, to the extent that increases or decreases are made to the Federal Funds target rate, and those increases or decreases translate into increases or decreases of the prime rate and the rate charged on our home equity lines of credit loans, but do not extend to equivalent adjustments to our interest-bearing checking and savings deposit products, we can experience a reduction in our net interest income. At September 30, 2025, we held $4.06 billion of home equity lines of credit loans and $2.09 billion of interest-bearing checking and savings deposits.
Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized mortgage servicing rights. As of September 30, 2025, we serviced $2.13 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an amortized cost of $8.5 million and an estimated fair value, at that date, of $17.5 million. Because the estimated life and estimated income to be derived from servicing the underlying mortgage loans generally increase with rising interest rates and decrease with falling interest rates, the value of mortgage servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.
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
In general, changes in market and competitive interest rates result from events that we do not control and over which we generally have little or no influence. As a result, mitigation of the adverse effects of changing interest rates is generally limited to controlling the composition of the assets and liabilities that we hold. To monitor our positions, we maintain an interest rate risk modeling system which is designed to measure our interest rate risk sensitivity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off balance sheet items (the institution’s EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. At September 30, 2025, in the event of an immediate 200 basis point increase in all interest rates, our model projects that we would experience a $333.1 million, or 23.62%, decrease in EVE. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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
We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unfavorable terms, which could adversely affect our financial condition and results of operations.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point, however, need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms favorable to us. If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.
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
Our principal lending activity consists of originating, and essentially all of our loan portfolio consists of, residential mortgage loans. We originate our loans with a focus on limiting credit risk exposure and not necessarily to generate the highest return possible or maximize our interest rate spread. In addition, residential mortgage loans generally have lower interest rates than commercial business loans, commercial real estate loans and consumer loans. As a result, we may generate lower interest rate spreads and rates of return when compared to our competitors who originate more consumer or commercial loans than we do. We intend to continue our focus on residential lending.
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
Loan sales provide a portion of our non-interest income. In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and increased investor yield requirements for these loans. These conditions may fluctuate or worsen in the future. A prolonged period of secondary market illiquidity could have a material adverse effect on our financial condition and results of operations.
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
If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings would decrease.
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
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject to, including credit, liquidity, operational, information technology, regulatory compliance and strategic. However, as with any risk management framework, there are inherent limitations to our risk management strategies as risks may exist, or develop in the future, that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.
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
The Association has a standing Technology Steering Committee, consisting of several senior managers (CAO, CIO, CXO, and ISO). The Committee meets quarterly, or more frequently if needed, and reports to the Board of Directors after each meeting through Committee minutes. The Association also engages outside consultants to support its cybersecurity efforts. The directors of the Association have limited experience in cybersecurity risk management in other business entities comparable to the Association and rely on the ISO and CIO for cybersecurity guidance.
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
Potential complications with the implementation of our new core banking system could have an adverse effect on our business and operations.
We are in the process of implementing a new core banking system, which is expected to be operational by July 2026. The new core system will modernize the system currently used, improve efficiency throughout the Company, and enhance customer experience. This upgrade is a major investment in our technology needs and is a key initiative within our strategic plan. The new core system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the new core system without experiencing delays, increased costs and other operational difficulties. If we are unable to successfully implement the new core system as planned, our operations, financial positions, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the new core system as planned or the new core system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed or diminished. Furthermore, as with any of our other operating systems, a failure to fully implement security measures could expose us to greater risk of cyber-security attacks or other security breaches.
Recently we have held larger levels of certificates of deposit, which has increased our cost of funds and could continue to do so in the future.
At September 30, 2025, certificates of deposit comprised 81.1% of our total deposits, as compared to 78.7% as of September 30, 2024. Our increased levels of certificates of deposit have resulted in a higher cost of funds than would otherwise be the case if we had a higher percentage of demand deposits and savings deposits. In addition, if our certificates of deposit do not remain with us, we may be required to access other sources of funds, including loan sales, other types of deposits, advances from the FHLB of Cincinnati and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on our certificates of deposit.
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
Federal regulations require Third Federal Savings, MHC, to notify the FRS of any proposed waiver of its receipt of dividends from the Company. In August 2011, the FRS issued an interim final rule pursuant to the DFA, providing that the FRS “may not” object to dividend waivers by grandfathered mutual holding companies, such as Third Federal Savings, MHC, under standards substantially similar to those previously required by the OTS. However, the interim final rule added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within twelve months prior to the declaration of the dividend being waived. As part of its rule making process, the FRS is reviewing comments on the interim final rule and there can be no assurance that the final rule will not require such a member vote. Third Federal Savings, MHC, has received the approval of its members in 12 separate meetings (held in either July or August of each year from 2014 through 2025) to waive the receipt of dividends for a twelve-month period, and the FRS has “non-objected” to Third Federal Savings, MHC’s waiver each time. However, future approvals of members and non-objections from the FRS are not assured and if not obtained, the discontinuance of dividend payments would adversely affect the value of our common stock.
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
Our reputation is one of the most valuable components of our business and is critical to our success. The ability to attract and retain customers, investors, associates and advisors may depend upon external perceptions of the Company. Damage to the Company's reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior and the misconduct of associates, advisors and counterparties. Adverse developments with respect to the financial services industry may also, by association, negatively impact the Company's reputation or result in greater regulatory or legislative scrutiny or litigation against the Company.
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
Fraud by merchants or others could have a material adverse effect on our business and financial condition.
We may be liable for fraudulent transactions initiated by merchants or others. Examples of fraud include when a merchant or other party knowingly uses a stolen or counterfeit card to make a transaction, or if a merchant intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. It is possible that incidents of fraud could increase in the future. Failure to effectively managed risk and prevent fraud would increase our chargeback liability or other liability, and as result could have a material adverse effect on our business, financial condition, and results of operations.
The potential for fraud in the card payment industry is significant and could adversely affect our business and results of operations.
Issuers of prepaid and debit cards and other companies have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited for personal gain. The theft of such information is regulatory reported and affects individuals and businesses. Losses from various types of fraud have been substantial for certain card industry participants. We also rely upon third parties for transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third parties. We, in many cases, have indemnification agreements with third parties; however, these agreements may not fully cover losses. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition. Although fraud has not had a material impact on our profitability, it is possible that such activity could adversely impact profitability in the future.
The grant of bank charters and special purpose fintech charters by the OCC to fintech companies could present financial risk and market risk to us generally and the payments processing business specifically.
In 2018, the OCC announced that it would begin to accept and evaluate charters for entities that wanted to conduct certain components of a banking business pursuant to a federal charter, known as a special purpose national bank charter. Intended to promote economic opportunity and spur financial innovation, an institution with a special purpose national bank charter may engage in paying checks, lending money and taking deposits. The OCC has granted national bank charters to companies that were previously non-bank fintech companies. If, in the future, the OCC determines to grant any special purpose national bank charter applications or continues to grant bank charters to fintech applicants, recipients of such charters may enter the U.S. payments market and other business activities that we conduct, which could increase the competition we face and have a material adverse effect on us. This could result in lower fee income and loss of deposits, related to our payment processing business.
We face funds transfer and payments-related risks.
As a financial institution, we bear funds transfer risks of different types, which result from large transaction volumes and large dollar amounts of incoming and outgoing money transfers. Loss exposure may result if money is transferred before it is received, or legal rights to reclaim monies transferred are asserted, including payments made to merchants for payment clearing, while customers have statutory periods to reverse their payments. Exposure also results from payments made prior to receipt of offsetting funds, as an accommodation to our customers. We are subject to unique settlement risks as our transfers may be larger than typical financial institutions of our size. Transfers could also be made in error or as a result of fraud. Additionally, as with other financial institutions, we may incur legal liability or reputational risk if we unknowingly process payments for companies in violation of money laundering laws or other regulations or immoral activities.

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
We operate from our main office in Cleveland, Ohio, our 36 full-service branch offices located in Ohio and Florida and our two loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Broward, Collier, Hillsborough, Lee, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Butler and Delaware. The Company owns the building in which its home office and executive offices are located, and six other office locations. Additional information regarding the Company's owned facilities and leased locations can be found within Notes: 7. PREMISES, EQUIPMENT AND SOFTWARE and 8. LEASES, respectfully, in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of November 19, 2025, we had 5,633 shareholders of record, which does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms.
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
At the July 8, 2025 special meeting of members of Third Federal Savings and Loan Association of Cleveland, MHC (the "MHC"), the mutual holding company of TFS Financial Corporation (the "Company"), the members of the MHC (depositors and certain loan customers of Third Federal Savings and Loan Association of Cleveland) voted to approve the MHC's proposed waiver of dividends, aggregating up to $1.13 per share to be declared on the Company's common stock during the twelve months subsequent to the members' approval (i.e., through July 8, 2026). The members approved the waiver by casting 59% of the total eligible votes. Of the votes cast, 97% were in favor of the proposal. The MHC is the 81% majority shareholder of the Company.
Following the receipt of the members’ approval at the July 8, 2025, special meeting, Third Federal Savings, MHC filed a notice with, and subsequently received the non-objection from the FRB-Cleveland for the proposed dividend waiver.

In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from September 30, 2020 through September 30, 2025, relative to the cumulative total return on stocks included in the S&P U.S. BMI Banks Index, KBW NASDAQ Bank Index and NASDAQ Composite, in each case for the same period. The cumulative return data is presented in dollars, based on starting investments of $100 and assuming the reinvestment of dividends.

Total Return Performance
Index Value
300
250
200
150
100
50
09/30/20
09/30/21
09/30/22
09/30/23
09/30/24
09/30/25
Period Ending
TFS Financial Corporation
S&P U.S. BMI Banks Index
KBW NASDAQ Bank Index
NASDAQ Composite Index

	Measurement Date
Index (with base price at 9/30/2020)	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024	9/30/2025
TFS Financial Corporation	100.00	137.24	100.49	99.60	118.27	131.96
S&P U.S. BMI Banks Index	100.00	181.94	139.78	135.41	199.63	270.17
KBW NASDAQ Bank Index	100.00	183.39	138.52	117.49	178.10	244.27
NASDAQ Composite Index	100.00	130.26	96.06	121.14	167.95	210.64
Source: S&P Global Market Intelligence

We did not sell any unregistered equity securities during the fiscal year ended September 30, 2025.

The following table summarizes our stock repurchase activity during the three months ended September 30, 2025 and the stock repurchase plans approved by our Board of Directors.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
July 1, 2025 through July 31, 2025	76,552	$12.99	76,552	5,057,899
August 1, 2025 through August 31, 2025	61,611	12.99	61,611	4,996,288
September 1, 2025 through September 30, 2025	52,202	13.39	52,202	4,944,086
	190,365	$13.10	190,365

On October 27, 2016, the Company announced that the Board of Directors approved the Company's eighth stock repurchase program, which authorizes the repurchase of up to 10,000,000 shares of the Company's outstanding common stock. Purchases under the program will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. For the fiscal year ended September 30, 2025, stock repurchases totaled 247,865 shares at an average price per share of $13.05. The program has 4,944,086 shares yet to be purchased as of September 30, 2025. The program has no expiration date.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our business strategy is to operate as a well capitalized and profitable financial institution dedicated to providing exceptional personal service to our customers.
Since being organized in 1938, we grew to become, at the time of our initial public offering of stock in 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with Having Fun". Our values are reflected in the design and pricing of our loan and deposit products, as described below. Our values are further reflected in a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office was established and continues to be located and where we've been the developer of a community of 42 homes, intended to serve the low- to moderate income home owner. We intend to continue to adhere to our primary values and to support our customers and the communities in which we operate as we pursue our mission to help people achieve the dream of home ownership and financial security while creating value for our customers, our communities, our associates and our shareholders. Also, in the spirit of our values and specifically our Commitment to Excellence, the Association is in the process of implementing a new core processing system. The implementation is intended to go live in July 2026 and will modernize our operations, boost efficiency and allow us to leverage technology to enhance our customers' experience.
Consumers, businesses, and governments alike are navigating an elevated level of economic uncertainty as a new perspective on global trade policy is being deliberated by the markets. After maintaining interest rates near 20-year highs, the Federal Reserve has shifted its focus and initiated an easing cycle, conducting rate cuts in September and October 2025. The U.S. Treasury yield curve is currently positive, after a prolonged period of inversion, normalizing just prior to the FRS's 100 basis point rate cuts between September and December 2024. It is possible that the easing cycle will continue into late 2025 and 2026, however, uncertainty can lead to volatility in interest rates and spreads, creating a challenging operating environment. Taking all of this into consideration, we remain committed to our mission, business model, and strategic approach. Specifically, (1) our capital ratios remain a primary source of financial strength; (2) our core deposits remain stable and the majority of our deposit accounts fall within FDIC insurance limits; (3) we maintain adequate access to contingent sources of liquidity; and (4) our risk management practices around an array of financial disciplines are robust and commensurate to an institution of our size and complexity.

The following tables present select financial data of the Company for the five most recent fiscal years.

	At September 30,
	2025	2024	2023	2022	2021
Selected Financial Condition Data:	(In thousands)
Total assets	$17,456,316	$17,090,785	$16,917,979	$15,789,879	$14,057,450
Cash and cash equivalents	429,439	463,718	466,746	369,564	488,326
Investment securities available for sale	520,659	526,251	508,324	457,908	421,783
Mortgage loans held for sale	57,662	17,775	3,260	9,661	8,848
Loans held for investment, net	15,663,312	15,322,059	15,165,747	14,257,067	12,509,035
Bank owned life insurance contracts	325,149	317,977	312,072	304,040	297,332
Total liabilities	15,562,392	15,228,161	14,990,618	13,945,540	12,325,170
Deposits	10,446,968	10,195,079	9,449,820	8,921,017	8,993,605
Borrowed funds	4,870,219	4,792,847	5,273,637	4,793,221	3,091,815
Shareholders’ equity	1,893,924	1,862,624	1,927,361	1,844,339	1,732,280

	For the Years Ended September 30,
	2025	2024	2023	2022	2021
Selected Operating Data:	(In thousands, except per share amounts)
Interest and dividend income	$763,180	$734,074	$611,919	$409,333	$389,351
Interest expense	470,486	455,616	328,352	141,937	157,721
Net interest income	292,694	278,458	283,567	267,396	231,630
Provision (release) for credit losses	2,500	(1,500)	(1,500)	1,000	(9,000)
Net interest income after provision (release) for credit losses	290,194	279,958	285,067	266,396	240,630
Non-interest income	28,780	24,702	21,429	23,804	55,299
Non-interest expenses	204,259	204,347	213,129	198,146	195,835
Income before income taxes	114,715	100,313	93,367	92,054	100,094
Income tax expense	23,756	20,725	18,117	17,489	19,087
Net income	$90,959	$79,588	$75,250	$74,565	$81,007
Earnings per share
Basic	$0.32	$0.28	$0.27	$0.26	$0.29
Diluted	$0.32	$0.28	$0.26	$0.26	$0.29
Cash dividends declared per share	$1.13	$1.13	$1.13	$1.13	$1.12

	At or For The Years Ended September 30,
	2025	2024	2023	2022	2021
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average total assets	0.53%	0.47%	0.46%	0.51%	0.56%
Return on average equity	4.74%	4.12%	4.00%	4.14%	4.77%
Interest rate spread (1)	1.45%	1.38%	1.57%	1.75%	1.52%
Net interest margin (2)	1.76%	1.69%	1.80%	1.88%	1.66%
Efficiency ratio (3)	63.54%	67.41%	69.88%	68.04%	68.25%
Non-interest expense to average total assets	1.19%	1.20%	1.31%	1.34%	1.35%
Average interest-earning assets to average interest-bearing liabilities	110.86%	111.07%	111.36%	112.42%	111.92%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.23%	0.20%	0.20%	0.23%	0.32%
Non-accruing loans as a percent of total loans	0.25%	0.22%	0.21%	0.25%	0.35%
Allowance for credit losses on loans as a percent of non-accruing loans	191.82%	208.28%	242.26%	204.73%	145.96%
Allowance for credit losses on loans as a percent of total loans	0.47%	0.45%	0.51%	0.51%	0.51%
Capital Ratios:
Association
Total capital to risk-weighted assets	17.40%	17.91%	17.87%	18.84%	21.00%
Tier 1 (leverage) capital to net average assets	10.11%	10.11%	9.82%	10.33%	11.15%
Tier 1 capital to risk-weighted assets	16.53%	17.17%	17.15%	18.25%	20.43%
Common equity tier 1 capital to risk-weighted assets	16.53%	17.17%	17.15%	18.25%	20.43%
TFS Financial Corporation
Total capital to risk-weighted assets	18.46%	19.24%	19.85%	21.18%	23.75%
Tier 1 (leverage) capital to net average assets	10.76%	10.89%	10.96%	11.66%	12.65%
Tier 1 capital to risk-weighted assets	17.60%	18.50%	19.13%	20.59%	23.18%
Common equity tier 1 capital to risk-weighted assets	17.60%	18.50%	19.13%	20.59%	23.18%
Average equity to average total assets	11.19%	11.33%	11.58%	12.23%	11.72%
Other Data:
Association:
Number of full service offices	36	37	37	37	37
Loan production offices	2	2	4	5	7
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

A challenge to our business model occurs when there is a rapid and substantial increase in short-term rates or there is an extended inverted yield curve where short-term rates exceed long-term rates, both of which occurred in the past three years. Although the yield curve became positive in September 2024, rapid and substantial decreases in short-term rates can also pose a challenge when interest rates on our home equity line of credit portfolio, indexed to the prime rate, reprice more quickly than interest rates on borrowings and certificate of deposit accounts which generally reprice at maturity. These economic environments may result in decreases in our net interest income and our net interest margin.
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
Levels of Regulatory Capital
At September 30, 2025, the Company’s Tier 1 (leverage) capital totaled $1.87 billion, or 10.76%, of net average assets and 17.60% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.76 billion, or 10.11%, of net average assets and 16.53% of risk-weighted assets. Each of these measures is in excess of the requirements in effect for the Association at September 30, 2025 for designation as “well capitalized” under regulatory prompt corrective action provisions. Beginning this fiscal year, the Company entered into the final year of the five-year transitional period, as provided by a final rule, after CECL was adopted in fiscal year 2021. Refer to the Liquidity and Capital Resources section of this Item 7 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination:

	For the Years Ended September 30,
	2025		2024
	Amount	Percent	Amount	Percent
First Mortgage Loan Originations and Acquisitions:	(Dollars in thousands)
ARM (all Smart Rate) production	$136,251	11.5%	$157,446	18.4%
Fixed-rate production:
Terms less than or equal to 10 years	5,326	0.4	5,981	0.7
Terms greater than 10 years	1,046,489	88.1	690,820	80.9
Total fixed-rate production	1,051,815	88.5	696,801	81.6
Total First Mortgage Loan Originations and Acquisitions:	$1,188,066	100.0%	$854,247	100.0%

	September 30, 2025		September 30, 2024
	Amount	Percent	Amount	Percent
Balances of First Mortgage Loans Held For Investment:	(Dollars in thousands)
ARM (primarily Smart Rate) Loans	$3,944,540	36.3%	$4,379,132	38.3%
Fixed-rate Loans:
Terms less than or equal to 10 years	623,413	5.8	836,875	7.3
Terms greater than 10 years	6,271,793	57.9	6,210,073	54.4
Total fixed-rate loans	6,895,206	63.7	7,046,948	61.7
Total First Mortgage Loans Held For Investment:	$10,839,746	100.0%	$11,426,080	100.0%
The following table sets forth the balances and yields as of September 30, 2025, for all ARM loans segregated by the next scheduled interest rate reset date:

	Current Balance of ARM Loans Scheduled for Interest Rate Reset	Yield
During the Fiscal Years Ending September 30,	(Dollars in thousands)
2026	$1,853,443	3.82%
2027	1,381,164	2.73%
2028	488,977	4.93%
2029	106,061	6.30%
2030	96,658	6.60%
2031	18,237	6.44%
Total	$3,944,540	3.72%

Loan Portfolio Yield
The following tables set forth the principal balance and interest yield as of September 30, 2025, for the portfolio of loans held for investment, by type of loan, structure and geographic location. Weighted average yields are based on principal balances as of September 30, 2025.

	September 30, 2025
	Balance	Percent	Yield
Total Loans:	(Dollars in thousands)
Fixed-Rate
Terms less than or equal to 10 years	$623,413	4.0%	2.68%
Terms greater than 10 years	6,271,793	40.0	4.25%
Total Fixed-Rate Residential Mortgage loans	6,895,206	44.0	4.10%

ARMs	3,944,540	25.2	3.72%
Home Equity Lines of Credit	4,062,798	25.9	6.43%
Home Equity Loans	749,548	4.8	6.99%
Construction and Other loans	20,455	0.1	6.29%
Total Loans Receivable	$15,672,547	100.0%	4.76%

	September 30, 2025
	Balance	Fixed-Rate Balance	Percent[1]	Yield
Residential Mortgage Loans	(Dollars in thousands)
Ohio	$6,338,448	$4,997,364	78.8%	4.05%
Florida	1,813,455	887,106	48.9	3.75%
Other	2,687,843	1,010,736	37.6	3.97%
Total Residential Mortgage Loans	10,839,746	6,895,206	63.6	3.98%
Home Equity Lines of Credit
Ohio	902,048	6,533	0.7	6.43%
Florida	872,045	6,560	0.8	6.39%
California	681,709	2,814	0.4	6.45%
Other	1,606,996	2,827	0.2	6.46%
Total Home Equity Lines of Credit	4,062,798	18,734	0.5	6.43%
Home Equity Loans
Ohio	174,984	145,459	83.1	6.61%
Florida	162,395	123,741	76.2	6.92%
California	136,930	103,065	75.3	6.95%
Other	275,239	223,292	81.1	7.30%
Total Home Equity Loans	749,548	595,557	79.5	6.99%
Construction and Other loans	20,455	20,455	100.0	6.29%
Total Loans Receivable	$15,672,547	$7,529,952	48.0%	4.76%
1Percent calculated as Fixed-Rate Balance divided by Balance.
Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. Increasing our investments in loans with variable rates of interest help to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. We strive to grow the home equity line of credit portfolio through offering competitive rates, marketing efforts, and by utilizing partners to attract more home equity line of credit customers. At September 30, 2025, the principal balance of home equity lines of credit

(including those in repayment) that are structured to reset with each prime rate adjustment totaled $4.06 billion. Our home equity lending is discussed in the preceding Lending Activities section of Item 1. Business in Part I. THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND.
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
During the fiscal year ended September 30, 2025, $411.3 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, primarily to Fannie Mae. Of these sold or committed loans, $284.1 million were originated as other agency-compliant first mortgage loans, $88.6 million were acquired through a correspondent lending partnership, and $38.6 million were originated under Fannie Mae's Home Ready initiative. At September 30, 2025, loans classified as held for sale totaled $57.7 million. At September 30, 2025, we serviced $2.13 billion of loans we originated and later sold to investors.
We continue to consider liquidity and balance sheet management, as well as secondary market pricing, in evaluating the opportunity to sell loans. Loan sales are discussed in more detail within the Liquidity and Capital Resources section of this Item 7.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all estimated credit losses. At September 30, 2025, 90% of our assets consisted of residential mortgage loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as collateral reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing.
In an effort to limit our credit risk exposure and keep it consistent with the low risk appetite approved by the Board of Directors, the credit eligibility criteria is evaluated to ensure a successful homeowner has the primary source of repayment, followed by a collateral position that allows for a secondary source of repayment, if needed. Products that do not result in an effective mix of repayment ability are not offered. We use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated or acquired during the current fiscal year, the average credit score was 776, and the average LTV was 71% at origination. Our current delinquency levels reflect the higher credit standards to which we subject all new originations. As of September 30, 2025, loans originated or acquired had a balance of $15.80 billion, of which $34.6 million, or 0.2%, were delinquent.
One aspect of our credit risk exposure relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, where a large portion of our historical lending has occurred. At September 30, 2025, approximately 58.4% and 16.8% of the combined total of our residential Core and construction loans held for investment and approximately 22.4% and 21.5% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 26 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loan originations and acquisitions for the year ended September 30, 2025, 28.9% are secured by properties in states other than Ohio or Florida.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. At September 30, 2025, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.11%. The Association's Tier 1 (leverage) capital ratio at September 30, 2025, included the negative impact of a $40 million cash dividend payment that the Association made to the Company, it's sole shareholder, in December 2024. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 7. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered deposits), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. To attract deposits, we typically offer rates that are competitive with the rates on similar products offered by other financial institutions. At September 30, 2025, deposits totaled $10.45 billion (including $902.1 million of brokered CDs), while borrowings totaled $4.87 billion and borrowers’ advances and servicing escrows totaled $143.5 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.

While our retail deposit customers remain our preferred source of funding, we maintain many alternative funding sources. First, we pledge available real estate mortgage loans with the FHLB of Cincinnati and the FRB-Cleveland. At September 30, 2025, the Association had the ability to borrow a maximum of $6.94 billion from the FHLB of Cincinnati and $505.4 million from the FRB-Cleveland Discount Window. As of September 30, 2025, our capacity for additional borrowing from FHLB of Cincinnati was $2.09 billion. Second, we have the ability to purchase overnight Fed Funds up to $455.0 million through various arrangements with other institutions. Third, we invest in high quality marketable securities that exhibit limited market price variability and, to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At September 30, 2025, our investment securities portfolio totaled $520.7 million. Fourth, selling loans in the secondary market is a regular source of liquidity. During the fiscal year ended September 30, 2025, we sold, or committed to sell $411.3 million in loans primarily to Fannie Mae. Finally, cash flows from operating activities have been a regular source of funds. During the fiscal years ended September 30, 2025 and 2024, cash flows from operations provided $82.4 million and $88.6 million, respectively.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. We have successfully been able to reduce our operating expenses to help offset the pressure of margin compression resulting from our liabilities repricing at elevated interest rates and sooner than most of our longer-term fixed rate assets reprice. Our ratio of non-interest expense to average assets was 1.19% for the fiscal year ended September 30, 2025, and 1.20% for the fiscal year ended September 30, 2024. As of September 30, 2025, our average assets per full-time associate and our average deposits per full-time associate were $18.3 million and $10.9 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered CDs) held at our branch offices ($265.1 million per branch office as of September 30, 2025) contributes to our expense management efforts by limiting the overhead costs of serving our customers. While we will continue our efforts to control operating expenses to help safeguard against the ongoing pressure of margin compression, in periods subsequent to the Association's core processing system implementation, management anticipates information technology and related expenses to increase.
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
Allowance for Credit Losses. The allowance for credit losses is the amount estimated by management as adequate to absorb credit losses related to both the loan portfolio and off-balance sheet commitments based on a life of loan methodology. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available, or conditions change. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for credit losses. At September 30, 2025, the allowance for credit losses was $104.4 million, which included a $74.2 million allowance on loans receivable and a $30.1 million allowance for unfunded commitments. The allowance on loans receivable represents 0.47% of total loans. An increase or decrease of 10% in the total allowance for credit losses at September 30, 2025, would result in a $10.4 million charge or release, respectively, to income before income taxes.
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
Actual credit losses may be significantly more than the allowances we have established, which would have a materially adverse effect on our financial results.

Comparison of Financial Condition at September 30, 2025 and September 30, 2024
Total assets increased $365.5 million, or 2.14%, to $17.46 billion at September 30, 2025, from $17.09 billion at September 30, 2024. This increase was mainly the result of an increase in mortgage loans held for investment.
Cash and cash equivalents decreased $34.3 million, or 7.40%, to $429.4 million at September 30, 2025, from $463.7 million at September 30, 2024. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section of the Overview.
Investment securities, all of which are classified as available for sale, decreased $5.6 million, or 1.06%, to $520.7 million at September 30, 2025, from $526.3 million at September 30, 2024. The decrease was due to the combined effect of cash flow from security repayments and maturities exceeding purchases during the year ended September 30, 2025. There were no sales of investment securities during the year ended September 30, 2025.
Mortgage loans held for sale increased $39.9 million, or 224.16%, to $57.7 million at September 30, 2025, from $17.8 million at September 30, 2024, due to an increase in both loans committed to forward sales and loans identified for future sale.
Loans held for investment, net of deferred loan fees and allowance for credit losses, increased $341.3 million, or 2.23%, to $15.66 billion at September 30, 2025, from $15.32 billion at September 30, 2024. During the year ended September 30, 2025, the home equity loans and lines of credit portfolio increased $927.0 million and residential core mortgage loans decreased $581.3 million.
The changes in loans held for sale and loans held for investment were affected by the volume of loans originated, acquired and sold. During the year ended September 30, 2025, total first mortgage loan originations and acquisitions were $1.19 billion compared to $854.2 million for the year ended September 30, 2024. Of total residential mortgage loans originated and acquired during the current period, $1.07 billion (89.7%) were purchase transactions and $136.3 million (11.5%) were adjustable rate loans. Commitments originated for home equity loans and lines of credit were $2.52 billion for the year ended September 30, 2025, compared to $2.28 billion for the year ended September 30, 2024. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information.
Premises, equipment and software, net increased by $6.8 million, or 20.5%, to $40.0 million at September 30, 2025, from $33.2 million at September 30, 2024. This growth was mainly driven by higher software acquisitions, primarily for our upcoming core processing system.
Other assets, including prepaid expenses, decreased $2.4 million, or 2.10%, to $111.7 million at September 30, 2025, from $114.1 million at September 30, 2024. The decrease was primarily the result of a $5.8 million decrease in interest receivable from swaps, offset by a $2.0 million increase in prepaid expenses.
The allowance for credit losses was $104.4 million, or 0.67%, of total loans receivable, at September 30, 2025, and included a $30.1 million allowance for unfunded commitments. At September 30, 2024, the allowance for credit losses was $97.8 million, or 0.64%, of total loans receivable and included a $27.8 million allowance for unfunded commitments. Refer to Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional discussion.
The amount of FHLB stock owned increased $6.9 million, or 3.02%, to $235.4 million at September 30, 2025, from $228.5 million at September 30, 2024. FHLB stock ownership requirements dictate the amount of stock owned at any given time.
Total bank owned life insurance contracts increased $7.2 million, or 2.23%, to $325.1 million at September 30, 2025, from $318.0 million at September 30, 2024, primarily due to changes in cash surrender value.
Deposits increased $251.9 million, or 2.47%, to $10.45 billion at September 30, 2025, from $10.20 billion at September 30, 2024. The increase in deposits included a $453.4 million increase in certificates of deposit, partially offset by a $84.1 million decrease in savings accounts, a $64.8 million decrease in money market accounts and a $44.1 million decrease in checking accounts. Based on FDIC insurance limits by ownership structure, total uninsured deposits were $387.3 million and $349.3 million at September 30, 2025 and September 30, 2024, respectively.

Borrowed funds increased $77.4 million, or 1.61%, to $4.87 billion at September 30, 2025, from $4.79 billion at September 30, 2024. The total balance of borrowed funds at September 30, 2025, all from the FHLB, included $1.60 billion of long-term advances with a weighted average maturity of approximately 1.8 years, $3.00 billion of short-term advances aligned with interest rate swap contracts and $248.0 million in overnight borrowings. Interest rate swaps have been used to extend the duration of short-term borrowings at inception by paying a fixed rate of interest and receiving a variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate swaps.
Accrued expenses and other liabilities increased by $3.9 million to $101.7 million at September 30, 2025, from $97.8 million at September 30, 2024. The increase was primarily due to a $2.0 million increase in provision for off-balance sheet credit losses and a $1.2 million increase in accrued bonus expense.
Total shareholders’ equity increased $31.3 million, or 1.68%, to $1.89 billion at September 30, 2025, from $1.86 billion at September 30, 2024. The increase reflects $91.0 million of net income in the current year, reduced by dividends of $59.7 million. Other changes include an $8.9 million net positive change related to activity in the Company's stock compensation and employee stock ownership plans offset by a $5.6 million net decrease in accumulated other comprehensive income, primarily related to a net decrease in unrealized gains on swaps contracts. During the fiscal year ended September 30, 2025, a total of 247,865 shares of our common stock were repurchased for $3.2 million, an average cost of $13.05 per share. The Company's eighth stock repurchase program allows for a total of 10,000,000 shares to be repurchased, with 4,944,086 shares remaining to be repurchased at September 30, 2025. As a result of a mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns approximately 80.9% of the outstanding stock of the Company, was able to waive receipt of its share of each dividend paid. Refer to Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional details regarding the repurchase of shares of common stock and the payment of dividends.

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

	For the Fiscal Years Ended September 30,
	2025			2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest-earning assets:	(Dollars in thousands)
Interest-earning cash equivalents	$403,751	$18,061	4.47%	$549,598	$29,676	5.40%	$356,450	$16,826	4.72%
Investment securities	55,584	2,328	4.19%	70,364	3,581	5.09%	23,636	1,123	4.75%
Mortgage-backed securities	464,581	16,406	3.53%	447,942	14,647	3.27%	464,919	13,247	2.85%
Loans (1)	15,464,682	706,483	4.57%	15,207,429	663,685	4.36%	14,657,265	565,610	3.86%
Federal Home Loan Bank stock	225,865	19,902	8.81%	245,298	22,485	9.17%	233,013	15,113	6.49%
Total interest-earning assets	16,614,463	763,180	4.59%	16,520,631	734,074	4.44%	15,735,283	611,919	3.89%
Non-interest-earning assets	544,412			529,310			515,123
Total assets	$17,158,875			$17,049,941			$16,250,406
Interest-bearing liabilities:
Checking accounts	$814,140	439	0.05%	$880,893	401	0.05%	$1,093,036	6,081	0.56%
Savings and money market accounts	1,241,856	12,640	1.02%	1,518,453	22,165	1.46%	1,798,663	24,686	1.37%
Certificates of deposit	8,255,097	295,681	3.58%	7,489,887	270,162	3.61%	6,123,979	143,434	2.34%
Borrowed funds	4,675,665	161,726	3.46%	4,985,484	162,888	3.27%	5,114,045	154,151	3.01%
Total interest-bearing liabilities	14,986,758	470,486	3.14%	14,874,717	455,616	3.06%	14,129,723	328,352	2.32%
Non-interest-bearing liabilities	251,778			242,634			239,387
Total liabilities	15,238,536			15,117,351			14,369,110
Shareholders’ equity	1,920,339			1,932,590			1,881,296
Total liabilities and shareholders’ equity	$17,158,875			$17,049,941			$16,250,406
Net interest income		$292,694			$278,458			$283,567
Interest rate spread (2)			1.45%			1.38%			1.57%
Net interest-earning assets (3)	$1,627,705			$1,645,914			$1,605,560
Net interest margin (4)		1.76%			1.69%			1.80%
Average interest-earning assets to average interest-bearing liabilities	110.86%			111.07%			111.36%
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

	For the Fiscal Years Ended September 30, 2025 vs. 2024			For the Fiscal Years Ended September 30, 2024 vs. 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:	(In thousands)
Interest-earning cash equivalents	$(7,055)	$(4,560)	$(11,615)	$10,154	$2,696	$12,850
Investment securities	(680)	(573)	(1,253)	2,373	85	2,458
Mortgage-backed securities	558	1,201	1,759	(460)	1,860	1,400
Loans	11,367	31,431	42,798	21,850	76,225	98,075
Federal Home Loan Bank stock	(1,735)	(848)	(2,583)	834	6,538	7,372
Total interest-earning assets	2,455	26,651	29,106	34,751	87,404	122,155
Interest-bearing liabilities:
Checking accounts	(26)	64	38	(991)	(4,689)	(5,680)
Savings and money market accounts	(3,578)	(5,947)	(9,525)	(4,259)	1,738	(2,521)
Certificates of deposit	27,394	(1,875)	25,519	37,042	89,686	126,728
Borrowed funds	(20,699)	19,537	(1,162)	(3,736)	12,473	8,737
Total interest-bearing liabilities	3,090	11,780	14,870	28,056	99,208	127,264
Net change in net interest income	$(636)	$14,872	$14,236	$6,695	$(11,804)	$(5,109)
Comparison of Operating Results for the Fiscal Years Ended September 30, 2025 and 2024
General. Net income increased $11.4 million to $91.0 million for the year ended September 30, 2025, compared to $79.6 million for the year ended September 30, 2024. The increase was primarily driven by an increase in net interest income.
Interest and Dividend Income. Interest and dividend income increased $29.1 million, or 4.0%, to $763.2 million during the year ended September 30, 2025, compared to $734.1 million during the year ended September 30, 2024. The increase in interest and dividend income resulted mainly from an increase in interest on loans, partially offset by decreases in income earned on FHLB stock and other interest-bearing cash equivalents.
Interest income on loans increased $42.8 million, or 6.4%, to $706.5 million for the year ended September 30, 2025, compared to $663.7 million for the year ended September 30, 2024. This increase was attributed mainly to a 21 basis point increase in average yield on loans to 4.57% for the current year, from 4.36% for the prior year. Additionally, there was a $257.3 million increase in the average balance of loans to $15.46 billion for the current year, compared to $15.21 billion during the prior year. The increase was attributed to an increase in loan production that exceeded repayments and loan sales.
Interest income on interest bearing cash equivalents decreased $11.6 million, or 39.1%, to $18.1 million during the current year compared to $29.7 million during the prior year. The decrease was attributed to a 93 basis point decrease in the average yield, and a $145.8 million decrease in the average balance of the interest-bearing cash equivalents to $403.8 million for the current year compared to $549.6 million during the prior year. Additionally, dividend income from FHLB Stock decreased $2.6 million, or 11.6%, to $19.9 million in the current year from $22.5 million during the prior year. The increase was attributed mainly to a 36 basis point decrease in the average yield on FHLB stock.
Interest Expense. Interest expense increased $14.9 million, or 3.3%, to $470.5 million for the year ended September 30, 2025, compared to $455.6 million for the year ended September 30, 2024. The increase mainly resulted from an increase in average volume of deposits.
Interest expense on CDs, net of related interest swap contracts, increased $25.5 million, or 9.4%, to $295.7 million for the year ended September 30, 2025, compared to $270.2 million for the year ended September 30, 2024. The increase was attributed primarily to a $765.2 million, or 10.2%, increase in the average balance of CDs to $8.26 billion for the current year, from $7.49 billion for the prior year, partially offset by a 3 basis point decrease in the average rate paid on CDs to 3.58% for the current year, from 3.61% for the prior year.
Interest expense on savings decreased $9.6 million, or 43.3%, to $12.6 million during the year ended September 30, 2025, compared to $22.2 million during the year ended September 30, 2024. The decrease was attributed to a $276.6 million, or 18.2%, decrease in the average balance of savings accounts. In addition, there was a 44 basis point decrease in the average rate paid on savings accounts to 1.02% during the current year, from 1.46% during the prior year.
Interest expense on borrowed funds, net of related interest swap contracts, decreased $1.2 million, or 0.74%, to $161.7 million during the year ended September 30, 2025, from $162.9 million during the year ended September 30, 2024. The decrease was attributed to a combination of a $309.8 million, or 6.21%, decrease in the average balance of borrowed funds to $4.68 billion during the current year, from $4.99 billion during the prior year, as well as a 19 basis point increase in the average rate paid for these funds to 3.46% during the current year, from 3.27% during the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $14.2 million, or 5.10%, to $292.7 million during the year ended September 30, 2025, from $278.5 million during the year ended September 30, 2024. The net increase consisted of a $29.1 million increase in interest income, offset by a $14.9 million increase in interest expense.
Average interest-earning assets increased during the current year by $93.8 million, or 0.57%, to $16.61 billion when compared to $16.52 billion during the prior year. The increase was attributed primarily to a $257.3 million increase in our average balance of loans, offset by a $145.8 million decrease in other interest-bearing cash equivalents and a $19.4 million decrease in FHLB stock. The average yield on interest earning assets increased 15 basis points to 4.59% for the current year, from 4.44% for the prior year. Average interest-bearing liabilities increased during the current year by $112.1 million, or 0.75% to $14.99 billion when compared to $14.87 billion during the prior year. Average interest-bearing liabilities experienced an 8 basis point increase in the average rate paid on interest-bearing liabilities to 3.14% in the current year, from 3.06% in the prior year. The interest rate spread was 1.45% for the current year, compared to 1.38% for the prior year. The net interest margin was 1.76% for the current year, compared to 1.69% for the prior year.
Provision (Release) for Credit Losses. We recorded a provision for credit losses on loans and off-balance sheet exposures of $2.5 million during the year ended September 30, 2025, and a $1.5 million release of provision for credit losses during the year ended September 30, 2024. For the fiscal year ended September 30, 2025, we recorded net recoveries of $4.0 million, as compared to net recoveries of $4.7 million for the year ended September 30, 2024. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. As delinquencies in the portfolio are resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for credit losses previously provided. Refer to the Lending Activities section of the Overview and Note 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $4.1 million, or 16.6%, to $28.8 million during the year ended September 30, 2025, compared to $24.7 million during the year ended September 30, 2024. The increase in non-interest income was primarily due to an increase in net gain on sale of loans of $2.6 million and an increase in loan fees and service charges of $1.4 million during the current year. Loans sold, or committed to be sold, during the fiscal year ended September 30, 2025, were $411.3 million, compared to loan sales of $247.4 million during the year ended September 30, 2024.
Non-Interest Expense. Non-interest expense decreased less than 1% to $204.3 million during the fiscal year ended September 30, 2025. This decrease resulted primarily from a $1.1 million decrease in marketing and a $1.2 million decrease in other operating expenses, partially offset by a $1.7 million increase in salary and employee benefits.
Income Tax Expense. The provision for income taxes was $23.8 million during the year ended September 30, 2025, compared to $20.7 million during the year ended September 30, 2024. The provision for the current year included $21.8 million of federal income tax provision and $2.0 million of state income tax provision. The provision for the prior year included $18.8 million of federal income tax provision and $1.9 million of state income tax provision. Our combined effective tax rate was 20.7% during each of the years ended September 30, 2025 and September 30, 2024.
For a comparison of operating results for the fiscal years ended September 30, 2024 and 2023, see the Company's Form 10-K for the fiscal year ended September 30, 2024.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Investment Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total average interest-earning assets). For the year ended September 30, 2025, the liquidity ratio averaged 5.47% for the Association. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2025.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2025, cash and cash equivalents totaled $429.4 million, which represented a decrease of 7.40% from $463.7 million at September 30, 2024.
Investment securities classified as available for sale, which provide additional sources of liquidity, totaled $520.7 million at September 30, 2025.
During the year ended September 30, 2025, we settled $399.3 million of loan sales and had commitments to sell $59.3 million of mortgage loans to Fannie Mae at September 30, 2025.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS included in the CONSOLIDATED FINANCIAL STATEMENTS.
At September 30, 2025, we had $328.1 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $5.55 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of September 30, 2025, totaled $5.73 billion, or 54.85% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs and brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before September 30, 2026. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the year ended September 30, 2025, we originated and acquired $1.19 billion of residential mortgage loans, and $2.52 billion of commitments for home equity loans and lines of credit, while during the year ended September 30, 2024, we originated and acquired $854.2 million of residential mortgage loans and $2.28 billion of commitments for home equity loans and lines of credit. We purchased $160.3 million of securities during the year ended September 30, 2025, and $133.5 million during the year ended September 30, 2024. Also, during the years ended September 30, 2025 and September 30, 2024, we acquired $432.2 million and $308.9 million of long-term, residential mortgage loans, respectively.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $251.9 million during the year ended September 30, 2025, compared to a net increase of $745.3 million during the year ended

September 30, 2024. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the year ended September 30, 2025, there was a $315.2 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $902.1 million at September 30, 2025. At September 30, 2024, the balance of brokered CDs was $1.22 billion. Principal and interest received on loans serviced for others and owed to investors experienced a net increase of $1.6 million to $30.3 million during the year ended September 30, 2025, compared to a net decrease of $1.0 million to $28.8 million during the year ended September 30, 2024. During the year ended September 30, 2025, we increased our borrowed funds by $77.4 million to appropriately fund future operations and to actively manage our liquidity ratio.
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
At September 30, 2025, we had $4.85 billion of FHLB of Cincinnati advances, no outstanding borrowings from the FRB-Cleveland Discount Window and no outstanding borrowings in the form of Fed Funds. During the year ended September 30, 2025, we had average outstanding borrowed funds of $4.68 billion, as compared to $4.99 billion during the year ended September 30, 2024. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At September 30, 2025, the Association exceeded the regulatory requirement for the "capital conservation buffer" and all regulatory capital requirements to be considered "Well Capitalized".
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years. The Company received a $40.0 million cash dividend from the Association in December 2024. Because of its intercompany nature, this dividend payment would not have had an impact on the Company's capital ratios or its consolidated statement of condition but would have reduced the Association's reported capital ratios. At September 30, 2025, the Company had, in the form of cash and a demand loan from the Association, $112.9 million of funds readily available to support its stand-alone operations.
The payment of dividends, support of asset growth and strategic stock repurchases are planned to continue in the future as the focus for future capital deployment activities. See Part II Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for details on stock repurchase programs, dividends paid and dividend waivers.
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
Net Interest Income. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s NII). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates, and the implied forward yield curve as of the market date for assumptions related to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation. The

Company and Association use a "shocked" assumption in preparing the NII sensitivity simulation estimates for us in its public disclosure. The "shocked" assumption calculates NII sensitivity in the event that the market interest rates used in the simulation were instantly adjusted.
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
Other Considerations. The EVE and NII sensitivity analyses are similar in that they both start with the same month end balance sheet amounts, weighted average coupon and maturity. The underlying prepayment and default assumptions are also the same and they both start with the same month end "markets" (Treasury and FHLB yield curves, etc.). From that similar starting point, the models follow divergent paths. EVE is a stochastic model using 250 different interest rate paths to compute market value at the account level for each of the categories on the balance sheet whereas NII uses the month-end curve to compute interest income/expense at the account level for each of the categories on the balance sheet.
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
The following tables present the estimated changes in the Company's and Association's EVE and NII at September 30, 2025, that would result from the indicated changes in the United States Treasury yield curve and other relevant market interest rates.

TFS Financial Corporation
Change in Interest Rates (basis points)	Estimated EVE (1)		Estimated NII (2)
	Amount	Percentage Change	Amount	Percentage Change

	(Dollars in thousands)
+200	$1,227,595	(21.35)%	$358,920	8.23%
+100	1,410,503	(9.63)%	346,297	4.43%
0	1,560,859	—%	331,619	—%
-100	1,651,475	5.81%	312,416	(5.79)%
-200	1,680,172	7.64%	288,833	(12.90)%

Third Federal Savings and Loan Association
Change in Interest Rates (basis points)	Estimated EVE (1)		Estimated NII (2)
	Amount	Percentage Change	Amount	Percentage Change

	(Dollars in thousands)
+200	$1,077,257	(23.62)%	$349,105	7.53%
+100	1,260,068	(10.65)%	337,910	4.08%
0	1,410,325	—%	324,652	—%
-100	1,500,842	6.42%	306,861	(5.48)%
-200	1,529,437	8.45%	284,683	(12.31)%
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
The tables above indicate that at September 30, 2025, in the event of an increase of 200 basis points in all interest rates, the Company and Association would experience a 21.35% and 23.62% decrease in EVE, respectively. In the event of a 100 basis point decrease in interest rates, the Company and Association would experience a 5.81% and 6.42% increase in EVE, respectively.
The following tables are based on the calculations contained in the previous tables, and set forth the change in the EVE at a +200 basis point rate of shock at September 30, 2025, with comparative information as of September 30, 2024. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

TFS Financial Corporation
	At September 30,
Risk Measure (+200 bp Rate Shock)	2025	2024
Pre-Shock EVE	$1,560,859	$1,313,560
Post-Shock EVE	$1,227,595	$1,001,779
Amount Change in EVE	$(333,264)	$(311,781)
Percentage Change in EVE	(21.35)%	(23.74)%

Third Federal Savings and Loan Association
	At September 30,
Risk Measure (+200 bp Rate Shock)	2025	2024
Pre-Shock EVE	$1,410,325	$1,143,608
Post-Shock EVE	$1,077,257	$832,140
Amount Change in EVE	$(333,068)	$(311,468)
Percentage Change in EVE	(23.62)%	(27.24)%
Accordingly, although the EVE presented in the tables above provides an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which seek to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in an improvement in the Pre-Shock EVE (base valuation) of 18.83% and 23.32% at September 30, 2025, when compared to the measures at September 30, 2024, for the Company and Association, respectively. Factors contributing to the Association's improvement included decrease in market interest rates, capital actions by the Association, and changes due to business activity. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions (reductions) to our balance sheet

(including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition (reduction) of duration extending funding sources.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, the criteria set forth by the COSO in Internal Control-Integrated Framework (2013) was utilized. Management concluded that the Company's internal control over financial reporting was effective as of September 30, 2025, based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of September 30, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
The Sarbanes-Oxley Act Section 302 Certifications have been filed as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TFS Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TFS Financial Corporation and subsidiaries (the “Company”) as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2025, of the Company and our report dated November 25, 2025, expressed an unqualified opinion on those financial statements.

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
November 25, 2025

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
During the quarter ended September 30, 2025, no trading plans, whether intended to satisfy the affirmative defense of Rule 10b5-1 or not, were terminated or adopted by a director or executive officer of the Company.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated by reference from the Notice of Annual Meeting and Proxy Statement for the 2026 Annual Meeting of Shareholders (the “Proxy Statement”) sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Delinquent Section 16(a) Reports” and “Corporate Governance.” The Proxy Statement will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.
The table below sets forth information, as of September 30, 2025, regarding our executive officers other than Marc A. Stefanski and Meredith S. Weil, whose information is set forth under the caption "Proposal One: Election of Directors" of the Proxy Statement.

Name	Title	Age
Michael J. Carfagna	Chief Information Officer, the Association	45
Deborah (Debbie) L. Hand	Chief Risk Officer	51
Sandra (Sandy) M. Long	Chief Consumer Banking Officer, the Association	56
Susanne N. Miller	Chief Accounting Officer	60
Timothy W. Mulhern	Chief Innovation Officer, the Association	59
Andrew J. Rubino	Chief Operating Officer, the Association	50
Bradley T. Stefanski	Chief Strategy Officer, the Association	37
Gavin B. Stefanski	Chief Experience Officer, the Association	37
Cathy W. Zbanek	Chief Synergy Officer, the Association	52
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
Michael J. Carfagna was named Chief Information Officer in 2025. He joined the organization in 2014 as a project manager on strategic business initiatives. Following that role, he managed marketing research before moving to Information Technology in 2020. As an IT manager, he has had responsibility for software developers working on updated programming and efficient interfaces for both internal and customer audiences, technology project managers directing system enhancements, and most recently, all information systems operations. Mr. Carfagna holds a Bachelor’s degree in Economics from Harvard University and an MSA from the University of Notre Dame.

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
Sandra (Sandy) M. Long joined Third Federal in 1993 in the retail branch system, and was named Chief Consumer Banking Officer in 2024. In her more than 30 years with the Association, she has spent much of her time in Retail Banking, including more than 10 years as a branch manager. Moving to Customer Care, she held various manager roles including Internet Banking, Customer Service, and Customer Outreach before being promoted to the manager of Customer Care. In her current role, Ms. Long leads the Third Federal retail branch system in Ohio and Florida and Customer Care. She holds a BS from the University of Akron.
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
Timothy W. Mulhern was named the Chief Innovation Officer in January 2024. Mr. Mulhern joined the Association in 2003 as a project manager where he led key strategic business initiatives including a state loan expansion project, and IT projects to replace the company’s front-end servicing application, and implementation of an updated loan origination system. Mr. Mulhern moved to IT management, then to operations where he managed various departments including Loan Servicing, Default Servicing and Deposit Operations. He was named the Chief Credit Officer in 2018, and Director of Internal Audit in 2019, where he earned his CIA credentials. Mr. Mulhern joined the Finance Department in February 2021 and served as Chief Financial Officer through 2023. He holds a Bachelor’s Degree in Accounting from John Carroll University and an MBA from the Weatherhead School of Management at Case Western Reserve University. Prior to joining Third Federal, Mr. Mulhern was in public accounting with Coopers & Lybrand where he earned his CPA credentials (no longer active), and spent more than a decade as a small business owner.
Andrew J. Rubino has been with the Association since 2000. He was named Chief Operating Officer in 2025, after serving as Chief Information Officer since 2021. Mr. Rubino has held a variety of leadership positions throughout the company, serving as Information Security Officer and managing several strategic areas of the company, including: Loan Production, Customer Care, Internet Services, Operations Support and Marketing, and serving as Chief Marketing Officer. He holds both a BS in Management Information Systems and an MBA from the University of Akron.
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
The following table provides information as of September 30, 2025, regarding our Amended and Restated 2008 Equity Incentive Plan that was approved by shareholders on February 22, 2018. The original plan was approved by shareholders on May 29, 2008.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Rights and Warrants	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants		Number of Shares Remaining Available for Future Issuance Under the Plan
Equity Compensation Plans
Approved by Stockholders	2,703,786	$7.19	(1)	6,286,393
Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A		N/A
Total	2,703,786	$7.19	(1)	6,286,393
 ______________________
(1)Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants is calculated using 1,185,811 shares of restricted stock awards at $0.00, 288,100 shares of performance share units at $0.00, and 1,229,875 shares of stock option awards at $15.81.

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
(a)(1) Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:
a.The consolidated financial statements of TFS Financial Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:
•Consolidated Statements of Condition as of September 30, 2025 and 2024;
•Consolidated Statements of Income for the years ended September 30, 2025, 2024 and 2023;
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2025, 2024 and 2023;
•Consolidated Statements of Shareholders' Equity for the years ended September 30, 2025, 2024 and 2023;
•Consolidated Statements of Cash Flows for the years ended September 30, 2025, 2024 and 2023; and
•Notes to the Consolidated Financial Statements
b.    The exhibits listed in the Exhibits Index beginning on Page 126 of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TFS Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

The ACL is established using relevant available information, relating to past events, current conditions, and reasonable and supportable forecasts. The Company utilizes loan level regression models with forecasted economic data to derive the probability of default and loss given default factors. These factors are used to calculate the loan level credit loss over a 24-month reasonable and supportable period with an immediate reversion to historical mean loss rates for the remaining life of the loans. Qualitative adjustments are then made to account for factors that management does not believe are captured in the Current Expected Credit Losses (“CECL”) quantitative models. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires significant estimates of current credit risks using both quantitative and qualitative analyses.

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
November 25, 2025

We have served as the Company's auditor since 2000.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
As of September 30, 2025 and 2024
(In thousands, except share data)

	2025	2024
ASSETS
Cash and due from banks	$24,176	$26,287
Other interest-earning cash equivalents	405,263	437,431
Cash and cash equivalents	429,439	463,718
Investment securities available for sale (amortized cost $542,197 and $553,559, respectively)	520,659	526,251
Mortgage loans held for sale ($22,861 and $10,713 measured at fair value, respectively)	57,662	17,775
Loans held for investment, net:
Mortgage loans	15,659,460	15,321,400
Other loans	8,153	5,705
Deferred loan expenses, net	69,943	64,956
Allowance for credit losses on loans	(74,244)	(70,002)
Loans, net	15,663,312	15,322,059
Mortgage loan servicing assets, net	8,549	7,627
Federal Home Loan Bank stock, at cost	235,363	228,494
Real estate owned, net	1,921	174
Premises, equipment, and software, net	40,022	33,187
Accrued interest receivable	62,553	59,398
Bank owned life insurance contracts	325,149	317,977
Other assets	111,687	114,125
TOTAL ASSETS	$17,456,316	$17,090,785
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$10,446,968	$10,195,079
Borrowed funds	4,870,219	4,792,847
Borrowers’ advances for insurance and taxes	113,168	113,637
Principal, interest, and related escrow owed on loans serviced	30,328	28,753
Accrued expenses and other liabilities	101,709	97,845
Total liabilities	15,562,392	15,228,161
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,590,497 and 280,710,854 outstanding at September 30, 2025 and September 30, 2024, respectively	3,323	3,323
Paid-in capital	1,757,813	1,754,365
Treasury stock, at cost; 51,728,253 and 51,607,896 shares at September 30, 2025 and September 30, 2024, respectively	(774,340)	(772,195)
Unallocated ESOP shares	(18,417)	(22,750)
Retained earnings—substantially restricted	946,776	915,489
Accumulated other comprehensive income (loss)	(21,231)	(15,608)
Total shareholders’ equity	1,893,924	1,862,624
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,456,316	$17,090,785
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended September 30, 2025
(In thousands, except share and per share data)

	2025	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$706,483	$663,685	$565,610
Investment securities available for sale	18,734	18,228	14,370
Other interest and dividend earning assets	37,963	52,161	31,939
Total interest and dividend income	763,180	734,074	611,919
INTEREST EXPENSE:
Deposits	308,760	292,728	174,201
Borrowed funds	161,726	162,888	154,151
Total interest expense	470,486	455,616	328,352
NET INTEREST INCOME	292,694	278,458	283,567
PROVISION (RELEASE) FOR CREDIT LOSSES	2,500	(1,500)	(1,500)
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	290,194	279,958	285,067
NON-INTEREST INCOME:
Fees and service charges, net of amortization	9,529	8,069	7,840
Net gain on the sale of loans	5,342	2,747	498
Increase in and death benefits from bank owned life insurance contracts	10,745	9,999	9,355
Other	3,164	3,887	3,736
Total non-interest income	28,780	24,702	21,429
NON-INTEREST EXPENSE:
Salaries and employee benefits	109,502	107,782	112,785
Marketing services	18,633	19,731	25,288
Office property, equipment, and software	29,350	28,314	27,734
Federal insurance premium and assessments	14,165	14,571	13,452
State franchise tax	4,567	4,744	4,891
Other expenses	28,042	29,205	28,979
Total non-interest expense	204,259	204,347	213,129
INCOME BEFORE INCOME TAXES	114,715	100,313	93,367
INCOME TAX EXPENSE	23,756	20,725	18,117
NET INCOME	$90,959	$79,588	$75,250
Earnings per share
Basic	$0.32	$0.28	$0.27
Diluted	$0.32	$0.28	$0.26
Weighted average shares outstanding
Basic	278,715,769	278,178,496	277,436,382
Diluted	279,758,525	279,143,524	278,583,454
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For each of the three years in the period ended September 30, 2025
(In thousands)

	2025	2024	2023
Net income	$90,959	$79,588	$75,250
Other comprehensive income (loss), net of tax:
Net change in unrealized (losses) gains on securities available for sale	4,469	20,114	(7,274)
Net change in cash flow hedges	(9,918)	(126,646)	66,649
Net change in defined benefit plan obligation	(174)	5,712	2,688
Total other comprehensive income (loss)	(5,623)	(100,820)	62,063
Total comprehensive income (loss)	$85,336	$(21,232)	$137,313

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the three years in the period ended September 30, 2025
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders'equity
Balance at September 30, 2022	$3,323	$1,751,223	$(771,986)	$(31,417)	$870,047	$23,149	$1,844,339
Comprehensive income
Net income	—	—	—	—	75,250	—	75,250
Other comprehensive income net of tax	—	—	—	—	—	62,063	62,063
ESOP shares allocated or committed to be released	—	1,427	—	4,333	—	—	5,760
Compensation costs for equity incentive plans	—	4,240	—	—	—	—	4,240
Purchase of treasury stock (361,869 shares)	—	—	(5,000)	—	—	—	(5,000)
Share-based compensation activity	—	(1,863)	885	—	—	—	(978)
Dividends declared to common shareholders ($1.13 per common share)	—	—	—	—	(58,313)	—	(58,313)
Balance at September 30, 2023	3,323	1,755,027	(776,101)	(27,084)	886,984	85,212	1,927,361
Comprehensive income
Cumulative effect from changes in accounting principle, net of tax[1]	—	—	—	—	7,898	—	7,898
Net income	—	—	—	—	79,588	—	79,588
Other comprehensive income, net of tax	—	—	—	—	—	(100,820)	(100,820)
ESOP shares allocated or committed to be released	—	1,294	—	4,334	—	—	5,628
Compensation costs for equity incentive plans	—	3,875	—	—	—	—	3,875
Share-based compensation activity	—	(5,831)	3,906	—	—	—	(1,925)
Dividends declared to common shareholders ($1.13 per common share)	—	—	—	—	(58,981)	—	(58,981)
Balance at September 30, 2024	3,323	1,754,365	(772,195)	(22,750)	915,489	(15,608)	1,862,624
Comprehensive income
Net income	—	—	—	—	90,959	—	90,959
Other comprehensive income, net of tax	—	—	—	—	—	(5,623)	(5,623)
ESOP shares allocated or committed to be released	—	1,334	—	4,333	—	—	5,667
Compensation costs for equity incentive plans	—	3,979	—	—	—	—	3,979
Purchase of treasury stock (247,865 shares)	—	—	(3,234)	—	—	—	(3,234)
Share-based compensation activity	—	(1,865)	1,089	—	—	—	(776)
Dividends declared to common shareholders ($1.13 per common share)	—	—	—	—	(59,672)	—	(59,672)
Balance at September 30, 2025	$3,323	$1,757,813	$(774,340)	$(18,417)	$946,776	$(21,231)	$1,893,924
1 Related to ASU 2022-02 adopted November 2, 2023 based on September 30, 2023 data.
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended September 30, 2025

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income	$90,959	$79,588	$75,250
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	9,646	9,503	10,000
Depreciation and amortization	23,048	19,034	18,115
Deferred income taxes	1,352	2,702	3,732
Provision (release) for credit losses	2,500	(1,500)	(1,500)
Net gain on the sale of loans	(5,342)	(2,747)	(498)
Other net (gains) losses	(19)	365	(199)
Proceeds from sales of loans held for sale	116,226	114,665	43,124
Loans originated, acquired and principal repayments on loans held for sale	(133,102)	(131,920)	(45,082)
Increase in bank owned life insurance contracts	(10,663)	(9,949)	(9,355)
Net decrease (increase) in interest receivable and other assets	1,039	(4,304)	(39,360)
Net (decrease) increase in accrued expenses and other liabilities	(13,225)	13,163	36,495
Net cash provided by operating activities	82,419	88,600	90,722
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or acquired	(3,786,379)	(2,991,733)	(3,549,306)
Principal repayments on loans	3,122,822	2,711,908	2,605,262
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	170,342	141,716	83,567
Proceeds from sale of:
Loans	284,777	126,182	33,635
Real estate owned	193	1,150	484
FHLB stock	24,582	53,119	—
Purchases of:
FHLB stock	(31,451)	(34,515)	(34,808)
Securities available for sale	(160,342)	(133,525)	(144,663)
Premises, equipment, and software	(11,453)	(3,064)	(5,101)
Other	2,927	4,053	2,299
Net cash used in investing activities	(383,982)	(124,709)	(1,008,631)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	260,619	732,330	520,029
Net (decrease) increase in borrowers' advances for insurance and taxes	(469)	(10,780)	7,167
Net increase (decrease) in principal and interest owed on loans serviced	1,575	(1,058)	(101)
Net increase (decrease) in short-term borrowed funds	283,000	(777,000)	417,000
Proceeds (repayments) from Fed Funds purchased	—	—	(225,000)
Proceeds from long-term borrowed funds	225,000	725,000	350,000
Repayment of long-term borrowed funds	(427,000)	(427,322)	(77,876)
Cash collateral/settlements (provided to) received from derivative counterparties	(11,931)	(147,211)	88,144
Acquisition or net settlement of treasury shares	(3,977)	(1,925)	(5,978)
Dividends paid to common shareholders	(59,533)	(58,953)	(58,294)
Net cash provided by financing activities	267,284	33,081	1,015,091
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,279)	(3,028)	97,182
CASH AND CASH EQUIVALENTS—Beginning of year	463,718	466,746	369,564
CASH AND CASH EQUIVALENTS—End of year	$429,439	$463,718	$466,746
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$324,096	$295,985	$169,153
Cash paid for interest on borrowed funds	204,985	236,629	194,601
Cash (received)/ paid for interest on interest rate swaps	(52,027)	(89,418)	(50,416)
Cash paid for income taxes	16,480	15,681	21,776
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	1,921	247	869
Transfer of loans from held for investment to held for sale	308,595	130,221	33,543
Transfer of loans from held for sale to held for investment	4,574	8,525	8,433
Treasury stock issued for stock benefit plans	1,865	5,831	1,863
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the years ended September 30, 2025, 2024, and 2023
(Dollars in thousands unless otherwise indicated)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other financial services. Third Federal Savings and Loan Association of Cleveland, MHC, its federally chartered mutual holding company parent, owned 80.94% of the outstanding shares of common stock of the Company at September 30, 2025.
The Company’s primary operating subsidiaries include the Association and Third Capital, Inc. The Association is a federal savings association which provides retail loan and savings products to its customers in Ohio and Florida through its 36 full-service branches, two loan production offices, customer service call center and internet site. The Association also provides savings products, purchase mortgages, first mortgage refinance loans, home equity lines of credit, and home equity loans in states outside of its branch footprint. The Association also acquires first mortgage loans through a correspondent lending partnership. Third Capital, Inc. was formed to hold non-thrift investments and subsidiaries.
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
Investment Securities—The Company's fixed-maturity securities are accounted for on an available-for-sale basis. Securities held as available-for-sale are reported at fair value, with the corresponding unrealized gains and (losses), net of deferred income taxes, reported in AOCI. Management determines the appropriate classification of investment securities based on its intent and ability to hold at the time of purchase. Purchases of securities are accounted for on a trade-date or settlement-date basis, depending on the settlement terms.
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
Investment income consists of interest and accretion (net of amortization). Interest is recognized on an accrual basis using the level-yield method. Premiums and discounts are amortized using the level-yield method.
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
Mortgage Banking Activity—Mortgage loans originated or acquired and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Mortgage loans included in pending agency contracts to sell and securitize loans are carried at fair value. Fair value is based on quoted secondary market pricing for loan portfolios with similar characteristics and includes consideration of deferred fees (costs). Net unrealized gains or losses on loans carried at fair value are recognized in a valuation allowance by charges to income.
The Company generally retains servicing on loans that are sold and initially recognizes an asset for mortgage loan servicing rights based on the fair value of the servicing rights. Residential mortgage loans represent the single class of servicing rights and are measured at the lower of cost or fair value on a recurring basis. Mortgage loan servicing rights are reported net of accumulated amortization, which is recorded in proportion to, and over the period of, estimated net servicing revenues. The Company monitors prepayments and changes amortization of mortgage servicing rights accordingly. Fair values are estimated using discounted cash flows based on current interest rates and prepayment assumptions, and impairment is monitored each quarterly reporting period. The impairment analysis is based on predominant risk characteristics of the loans serviced, such as type, fixed- and adjustable-rate loans, original terms and interest rates. The amount of impairment recognized is the amount by which the mortgage loan servicing assets exceed their fair value.
Servicing fee income net of amortization and other loan fees collected on loans serviced for others are included in Fees and service charges, net of amortization on the CONSOLIDATED STATEMENTS OF INCOME.
Loans and Related Deferred Loan Expenses, net—Loans originated or acquired with the intent to hold into the foreseeable future are carried at unpaid principal balances adjusted for partial charge-offs, the allowance for credit losses and net deferred loan expenses. Interest on loans is accrued and credited to income as earned. Interest on loans is not recognized in income when collectability is uncertain.
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
A modification granted to a borrower experiencing financial difficulty is defined as an agreement in which, for economic reasons related to a borrower’s financial difficulties, a more than insignificant concession is granted to the borrower that would not otherwise be available. The modifications to the payment terms of a loan may include interest rate reductions, term extensions, significant payment delays, other concessions, or a combination thereof.
Allowance for Credit Losses—The allowance for credit losses represents the estimate of lifetime losses in the Company's loan portfolio and off-balance sheet commitments. The allowance for credit losses is assessed on a quarterly basis and provisions (releases) for credit losses are made accordingly. The allowance is established using relevant available information, relating to past events, current conditions and supportable economic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. The allowance for credit losses is increased by recoveries and decreased by charge-offs. Also, qualitative adjustments include expected recovery of loan amounts previously charged-off, beyond what the model is able to project.
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
Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $9,732 at September 30, 2025 and 2024. Goodwill is reviewed for impairment on an annual basis as of September 30. No impairment was identified as of September 30, 2025 or 2024.
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
Revenue from Contracts with Customers—The core principle of ASC 606 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Three of the Company's revenue streams within scope of Topic

606 are the sales of REO, interchange income, and deposit account and other transaction-based service fee income. Those streams are immaterial and therefore quantitative information regarding these streams is not disclosed.
Pension Benefits—The determination of the Company's obligations and expense for pension benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate and expected long-term rate of return on plan assets. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions could materially affect future pension obligations and expense.
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
Diluted EPS is computed using the same method as basic EPS, but the weighted-average number of shares reflects the potential dilution, if any, of unexercised stock options, unvested shares of performance share units and unvested shares of restricted stock units that could occur if stock options were exercised and performance share units and restricted stock units were issued and converted into common stock. These potentially dilutive shares would then be included in the number of weighted-average shares outstanding for the period using the treasury stock method. At September 30, 2025, 2024 and 2023, potentially dilutive shares include stock options, restricted stock units and performance share units issued through share-based compensation plans.
Segment Reporting—The Company operates as a single reportable segment that derives revenues primarily by providing residential mortgage loans and deposit products to customers in the United States.
The Company's CODM is the CEO, who regularly assesses performance on a consolidated basis and decides how to allocate resources based on net income as reported in the Company's CONSOLIDATED STATEMENTS OF INCOME. The CODM uses net income to evaluate income generated from segment assets (return on assets), compare performance to peer banks and monitor budget-to-actual results. The CODM is also regularly provided with and reviews expense information at a level consistent with that disclosed in the Company's consolidated financial statements, including its significant expense categories: interest expense, provisions for credit losses, salaries and employee benefits and marketing expense.
As the Company consists of one reportable segment, the segment assets are reflected on the CONSOLIDATED STATEMENTS OF CONDITION as "total assets" and the noted significant segment expenses are listed on the CONSOLIDATED STATEMENTS OF INCOME. The Accounting policies for the segment are the same as those described in this Note 1.
Reclassification—Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the financial position or reported results of operations.

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
Pursuant to the eighth repurchase program for the repurchase of 10,000,000 shares authorized by the Board of Directors in October 2016, 247,865 shares were repurchased during the year ended September 30, 2025, no shares were repurchased during the year ended September 30, 2024, and 361,869 shares were repurchased during the year ended September 30, 2023. At September 30, 2025, there were 4,944,086 shares remaining to be purchased under the eighth repurchase program. The Company previously repurchased 51,300,000 shares of the Company’s common stock as part of the previous seven Board of Directors-approved share repurchase programs. In total, the Company has repurchased 56,355,914 shares of the Company's common stock as of September 30, 2025.

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
At September 30, 2025, the Association exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
The Association operates under the capital requirements for the standardized approach of the Basel III capital framework for U.S. banking organizations (“Basel III Rules”), which limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At September 30, 2025, the Association exceeded the fully phased-in regulatory requirement for the "capital conservation buffer."

The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2025 and 2024, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total Capital to Risk-Weighted Assets	$1,852,378	17.40%	$851,709	8.00%	$1,064,637	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,759,983	10.11%	696,354	4.00%	870,442	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,759,983	16.53%	638,782	6.00%	851,709	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,759,983	16.53%	479,086	4.50%	692,014	6.50%
September 30, 2024
Total Capital to Risk-Weighted Assets	$1,795,509	17.91%	$802,146	8.00%	$1,002,682	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,721,625	10.11%	681,298	4.00%	851,623	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,721,625	17.17%	601,609	6.00%	802,146	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,721,625	17.17%	451,207	4.50%	651,744	6.50%
The Association paid dividends of $40.0 million and $0 to the Company during the fiscal years ended September 30, 2025 and 2024, respectively.
As permitted under interim final rules issued by the FRS on August 12, 2011, a majority of Third Federal Savings, MHC's members eligible to vote approved Third Federal Savings, MHC waiving dividends aggregating up to $1.13 per share on the common stock of the Company for the 12 months following the special meeting of members held on July 8, 2025. Unless the FRS amends its interim rule, a member vote will be required for Third Federal Savings, MHC to waive its right to receive dividends beyond July 8, 2026.

4. INVESTMENT SECURITIES
Available-for-sale securities are summarized in the tables below.

	September 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$477,058	$2,028	$(23,718)	$455,368
Fannie Mae certificates	2,624	98	(3)	2,719
Freddie Mac certificates	8,474	162	(19)	8,617
U.S. Government and agency obligations	54,041	4	(90)	53,955
Total	$542,197	$2,292	$(23,830)	$520,659

	September 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$476,680	$1,202	$(28,481)	$449,401
Fannie Mae certificates	2,810	137	(2)	2,945
Freddie Mac certificates	1,138	—	(9)	1,129
U.S. Government and agency obligations	72,931	29	(184)	72,776
Total	$553,559	$1,368	$(28,676)	$526,251

At September 30, 2025 and September 30, 2024, investment securities included $50,032 and $68,932, respectively, of U.S. government obligations pledged as collateral on the Company's open swap positions to meet requirements established by the clearing organization. Accrued interest on investment securities is $2,556 and $2,399 at September 30, 2025, and September 30, 2024, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
 The following is a summary of the Company's securities portfolio by remaining period to contractual maturity and by weighted average yield at September 30, 2025 and September 30, 2024. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields are not presented on a tax-equivalent basis and are calculated by multiplying each carry value by its yield and dividing the sum of these results by the total carry values. We did not hold any tax-free securities at September 30, 2025 or September 30, 2024.

	September 30, 2025			September 30, 2024
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$54,131	$54,045	4.08%	$69,192	$69,219	5.25%
Due after one to five years	760	759	3.49%	7,551	7,332	1.87%
Due after five to 10 years	35,600	35,344	3.78%	27,639	27,162	3.22%
10 years or greater	451,706	430,511	3.45%	449,177	422,538	3.16%
Total	$542,197	$520,659	3.54%	$553,559	$526,251	3.40%
Gross unrealized losses on available- for- sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous unrealized loss position, at September 30, 2025 and September 30, 2024, were as follows:

	September 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$18,513	$122	$269,958	$23,596	$288,471	$23,718
Fannie Mae certificates	—	—	100	3	100	3
Freddie Mac certificates	—	—	1,115	19	1,115	19
U.S. Government and agency obligations	—	—	3,923	90	3,923	90
Total	$18,513	$122	$275,096	$23,708	$293,609	$23,830

	September 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$9,393	$9	$325,660	$28,472	$335,053	$28,481
Fannie Mae certificates	—	—	101	2	101	2
Freddie Mac certificates	—	—	1,129	9	1,129	9
U.S. Government and agency obligations	—	—	3,844	184	3,844	184
Total	$9,393	$9	$330,734	$28,667	$340,127	$28,676
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

Since the decline in value is primarily attributable to an increase in market interest rates and not credit quality deterioration, and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities prior to recovery of the amortized cost, the Company did not record an allowance for credit losses as of September 30, 2025 or September 30, 2024.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	September 30, 2025	September 30, 2024
Real estate loans:
Residential Core	$10,803,813	$11,385,142
Residential Home Today	35,933	40,936
Home equity lines of credit (1)	4,062,798	3,323,381
Home equity loans (1)	749,548	561,926
Construction	12,302	21,701
Real estate loans	15,664,394	15,333,086
Other loans	8,153	5,705
Add (deduct):
Deferred loan expenses, net	69,943	64,956
Loans-in-process	(4,934)	(11,686)
Allowance for credit losses on loans	(74,244)	(70,002)
Loans held for investment, net	$15,663,312	$15,322,059
(1) At and for the year ended September 30, 2025, balances of and activity related to home equity lines of credit and home equity loans are reported as separate line items. Prior periods have been reclassified to conform to the current presentation.
Loans held for investment are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses and any applicable loans-in-process. Accrued interest is $59,980 and $56,982 as of September 30, 2025 and September 30, 2024, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. At September 30, 2025 and September 30, 2024, the percentage of aggregate Residential Core, Home Today and Construction loans secured by properties in Ohio was 59% and 58%, respectively, and the percentage of loans secured by properties in Florida was 17% as of both dates. At September 30, 2025 and September 30, 2024, home equity lines of credit were concentrated in the states of Ohio (22% and 23%, respectively), Florida (21% and 22%, respectively), and California (17% and 16%, respectively), and home equity loans were concentrated in Ohio (23% and 26%, respectively), Florida (22% and 25%, respectively), and California (18% and 19%, respectively).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to periodic rate adjustments caps and various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $3,944,540 and $4,379,132 at September 30, 2025 and September 30, 2024, respectively.
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers. Most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after 2016. Home Today loans have greater credit risk than traditional residential mortgage loans.

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
Loans held for sale include loans originated or acquired with the intent to sell which are generally priced in alignment with secondary market pricing and may be subject to loan level pricing adjustments. Additionally, loans originated or acquired for the held for investment portfolio may later be identified for sale and transferred to the held for sale portfolio, which may include loans originated or acquired within the parameters of programs established by Fannie Mae. During the years ended September 30, 2025 and September 30, 2024, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At September 30, 2025 and September 30, 2024, mortgage loans held for sale totaled $57,662 and $17,775, respectively. During the years ended September 30, 2025, September 30, 2024 and September 30, 2023, the principal balance of loans sold (including loans in contracts pending settlement when applicable) was $411,284, $247,442, and $77,205, respectively. During the years ended September 30, 2025, September 30, 2024 and September 30, 2023, the amortized cost of loans classified as held for sale that were subsequently transferred to the held for investment portfolio was $4,574, $8,525 and $8,433, respectively.
DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at September 30, 2025 and September 30, 2024, is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2025
Real estate loans:
Residential Core	$6,494	$2,855	$10,470	$19,819	$10,810,686	$10,830,505
Residential Home Today	752	266	560	1,578	33,893	35,471
Home equity lines of credit	4,791	1,382	5,296	11,469	4,089,196	4,100,665
Home equity loans	511	339	935	1,785	753,705	755,490
Construction	—	—	—	—	7,272	7,272
Total real estate loans	12,548	4,842	17,261	34,651	15,694,752	15,729,403
Other loans	—	—	—	—	8,153	8,153
Total	$12,548	$4,842	$17,261	$34,651	$15,702,905	$15,737,556

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2024
Real estate loans:
Residential Core	$7,554	$4,024	$8,881	$20,459	$11,388,395	$11,408,854
Residential Home Today	814	307	693	1,814	38,657	40,471
Home equity lines of credit	3,556	1,014	4,078	8,648	3,351,495	3,360,143
Home equity loans	578	107	282	967	565,906	566,873
Construction	—	—	—	—	10,015	10,015
Total real estate loans	12,502	5,452	13,934	31,888	15,354,468	15,386,356
Other loans	—	—	—	—	5,705	5,705
Total	$12,502	$5,452	$13,934	$31,888	$15,360,173	$15,392,061
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
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative allowance, primarily because they have already been subject to collateral review and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. There are no loans 90 or more days past due and still accruing at September 30, 2025 or September 30, 2024.

	September 30, 2025		September 30, 2024
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$18,861	$23,041	$18,937	$21,058
Residential Home Today	2,858	3,032	3,506	3,672
Home equity lines of credit	10,071	11,141	7,610	8,361
Home equity loans	1,280	1,492	460	519
Total non-accrual loans	$33,070	$38,706	$30,513	$33,610
At September 30, 2025 and September 30, 2024, respectively, the amortized cost in non-accrual loans includes $21,458 and $19,704, which are performing according to the terms of their agreement, of which $13,843 and $11,532, are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. At September 30, 2025 and September 30, 2024, real estate loans include $9,918 and $10,527, respectively, of loans that were in the process of foreclosure.
Interest on loans in accrual status is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is written off by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $1,045 and $750 for the years ended September 30, 2025 and September 30, 2024, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a modification when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a modification that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than

90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.
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
Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors, are recognized when forecasted economic data used in the model differs from management's view or contains a significant level of uncertainty. Identifiable model limitations may also lead to qualitative adjustments, such as those made to reflect the expected recovery of loan amounts previously charged-off, beyond what the model is able to project. The qualitative adjustments resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. The net qualitative adjustment at September 30, 2025, was a reduction to the allowance for credit losses of $1,801, compared to a reduction of $5,519 at September 30, 2024. Qualitative adjustments are evaluated quarterly, at a minimum, based on current facts and circumstances.
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

	For the Year Ended September 30, 2025
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$44,402	$(5,604)	$(18)	$1,159	$39,939
Residential Home Today	(2,672)	(1,555)	(15)	1,804	(2,438)
Home equity lines of credit	16,590	4,400	(1,064)	2,143	22,069
Home equity loans	11,642	2,965	(17)	55	14,645
Construction	40	(11)	—	—	29
Total real estate loans	$70,002	$195	$(1,114)	$5,161	$74,244
Total Unfunded Loan Commitments (1)	$27,811	$2,305	$—	$—	$30,116
Total Allowance for Credit Losses	$97,813	$2,500	$(1,114)	$5,161	$104,360
(1) For all periods presented, the total allowance for unfunded loan commitments is recognized in accrued expenses and other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

	For the Year Ended September 30, 2024
	Beginning Balance	Adoption of ASU 2022-02	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$55,375	$(5,896)	$(6,100)	$(226)	$1,249	$44,402
Residential Home Today	(1,236)	(1,896)	(1,533)	(112)	2,105	(2,672)
Home equity lines of credit	16,086	(2,468)	1,311	(842)	2,503	16,590
Home equity loans	6,961	(2)	4,635	(33)	81	11,642
Construction	129	—	(109)	—	20	40
Total real estate loans	$77,315	(10,262)	$(1,796)	$(1,213)	$5,958	$70,002
Total Unfunded Loan Commitments (1)	$27,515	$—	$296	$—	$—	$27,811
Total Allowance for Credit Losses	$104,830	$(10,262)	$(1,500)	$(1,213)	$5,958	$97,813
(1) For all periods presented, the total allowance for unfunded loan commitments is recognized in accrued expenses and other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.

	For the Year Ended September 30, 2023
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$53,506	$1,000	$(257)	$1,126	$55,375
Residential Home Today	(997)	(2,370)	(320)	2,451	(1,236)
Home equity lines of credit	15,546	(2,784)	(649)	3,973	16,086
Home equity loans	4,486	2,385	(16)	106	6,961
Construction	354	(225)	—	—	129
Total real estate loans	$72,895	$(1,994)	$(1,242)	$7,656	$77,315
Total Unfunded Loan Commitments (1)	$27,021	$494	$—	$—	$27,515
Total Allowance for Credit Losses	$99,916	$(1,500)	$(1,242)	$7,656	$104,830
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

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2025	2024	2023	2022	2021	Prior			Total
September 30, 2025
Real estate loans:
Residential Core
Pass	$757,380	$468,343	$1,373,019	$2,660,389	$1,626,170	$3,914,125	$—	$—	$10,799,426
Special Mention	—	—	—	—	—	666	—	—	666
Substandard	—	161	2,024	4,000	3,040	21,188	—	—	30,413
Total Residential Core	757,380	468,504	1,375,043	2,664,389	1,629,210	3,935,979	—	—	10,830,505
Residential Home Today (1)
Pass	—	—	—	—	—	31,936	—	—	31,936
Substandard	—	—	—	—	—	3,535	—	—	3,535
Total Residential Home Today	—	—	—	—	—	35,471	—	—	35,471
Home equity lines of credit
Pass	—	—	—	—	—	—	4,028,977	51,726	4,080,703
Special Mention	—	—	—	—	—	—	4,679	370	5,049
Substandard	—	—	—	—	—	—	9,678	5,235	14,913
Total Home equity lines of credit	—	—	—	—	—	—	4,043,334	57,331	4,100,665
Home equity loans
Pass	317,633	236,210	126,622	43,623	13,831	14,336	—	—	752,255
Special Mention	197	538	173	113	—	25	—	—	1,046
Substandard	155	324	1,199	227	106	178	—	—	2,189
Total Home equity loans	317,985	237,072	127,994	43,963	13,937	14,539	—	—	755,490
Total Construction	4,998	2,274	—	—	—	—	—	—	7,272
Total real estate loans
Pass	1,080,011	706,827	1,499,641	2,704,012	1,640,001	3,960,397	4,028,977	51,726	15,671,592
Special Mention	197	538	173	113	—	691	4,679	370	6,761
Substandard	155	485	3,223	4,227	3,146	24,901	9,678	5,235	51,050
Total real estate loans	$1,080,363	$707,850	$1,503,037	$2,708,352	$1,643,147	$3,985,989	$4,043,334	$57,331	$15,729,403
(1) No new originations of Home Today loans since fiscal 2016.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2024	2023	2022	2021	2020	Prior			Total
September 30, 2024
Real estate loans:
Residential Core
Pass	$573,935	$1,500,928	$2,934,968	$1,841,516	$1,205,702	$3,323,146	$—	$—	$11,380,195
Special Mention	—	—	—	1,050	—	795	—	—	1,845
Substandard	178	1,629	2,416	1,157	1,814	19,620	—	—	26,814
Total Residential Core	574,113	1,502,557	2,937,384	1,843,723	1,207,516	3,343,561	—	—	11,408,854
Residential Home Today (1)
Pass	—	—	—	—	—	36,116	—	—	36,116
Substandard	—	—	—	—	—	4,355	—	—	4,355
Total Residential Home Today	—	—	—	—	—	40,471	—	—	40,471
Home equity lines of credit
Pass	—	—	—	—	—	—	3,290,851	54,190	3,345,041
Special Mention	—	—	—	—	—	—	3,735	607	4,342
Substandard	—	—	—	—	—	—	5,880	4,880	10,760
Total Home equity lines of credit	—	—	—	—	—	—	3,300,466	59,677	3,360,143
Home equity loans
Pass	305,870	163,969	57,254	18,461	5,147	14,621	—	—	565,322
Special Mention	111	613	101	—	—	51	—	—	876
Substandard	—	196	151	141	43	144	—	—	675
Total Home equity loans	305,981	164,778	57,506	18,602	5,190	14,816	—	—	566,873
Total Construction	7,932	2,083	—	—	—	—	—	—	10,015
Total real estate loans
Pass	887,737	1,666,980	2,992,222	1,859,977	1,210,849	3,373,883	3,290,851	54,190	15,336,689
Special Mention	111	613	101	1,050	—	846	3,735	607	7,063
Substandard	178	1,825	2,567	1,298	1,857	24,119	5,880	4,880	42,604
Total real estate loans	$888,026	$1,669,418	$2,994,890	$1,862,325	$1,212,706	$3,398,848	$3,300,466	$59,677	$15,386,356
(1) No new originations of Home Today loans since fiscal 2016.
The following table presents gross charge-offs of residential loan receivables recorded during the fiscal years presented. There were no gross charge-offs in the construction loan portfolio for the periods presented.

	For the Year Ended September 30, 2025
							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2025	2024	2023	2022	2021	Prior			Total
Real estate loans:
Residential Core	$—	$—	$—	$—	$—	$18	$—	$—	$18
Residential Home Today	—	—	—	—	—	15	—	—	15
Home equity lines of credit	—	—	—	—	—	—	607	457	1,064
Home equity loans	—	—	—	—	17	—	—	—	17
Total real estate loans	$—	$—	$—	$—	$17	$33	$607	$457	$1,114

	For the Year Ended September 30, 2024
							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2024	2023	2022	2021	2020	Prior			Total
Real estate loans:
Residential Core	$11	$—	$20	$—	$—	$195	$—	$—	$226
Residential Home Today	—	—	—	—	—	112	—	—	112
Home equity lines of credit	—	—	—	—	—	—	470	372	842
Home equity loans	—	—	16	17	—	—	—	—	33
Total real estate loans	$11	$—	$36	$17	$—	$307	$470	$372	$1,213
The home equity lines of credit converted from revolving to term loans during the years ended September 30, 2025 and September 30, 2024, totaled $13,705 and $10,475, respectively. The amount of conversions to term loans is expected to remain relatively low for several years since the length of the draw period on new originations changed from five to 10 years in 2016.
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
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At September 30, 2025 and September 30, 2024, no other loans were graded as non-performing.
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

The following tables present the amortized cost of modifications by type in effect during the period presented for borrowers experiencing financial difficulty. For the years ended September 30, 2025 and September 30, 2024, there were no modifications made on construction loans.

	Year Ended September 30, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$1,777	$1,745	$651	$334	$4,507	0.04%
Residential Home Today	—	26	335	156	63	580	1.64%
Home equity lines of credit	—	109	284	565	—	958	0.02%
Home equity loans	—	—	67	—	—	67	0.01%
Total	$—	$1,912	$2,431	$1,372	$397	$6,112	0.04%

	Year Ended September 30, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$66	$1,416	$3,074	$842	$478	$5,876	0.05%
Residential Home Today	—	103	283	224	—	610	1.51%
Home equity lines of credit	—	30	690	305	25	1,050	0.03%
Home equity loans	—	—	43	91	—	134	0.02%
Total	$66	$1,549	$4,090	$1,462	$503	$7,670	0.05%
The following tables present the financial effects of the loan modifications presented above based on the type of modification.

	For the Year Ended September 30, 2025			For the Year Ended September 30, 2024
	Interest Rate Reduction		Term Extension	Interest Rate Reduction		Term Extension
	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life
	From	To		From	To
Residential Core	5.88%	3.50%	10.5	3.96%	2.07%	10.3
Residential Home Today	6.69%	3.68%	2.4	3.93%	2.01%	14.9
Home equity lines of credit	4.90%	3.89%	22.3	6.66%	3.28%	6.0
Home equity loans	—%	—%	0.0	5.29%	3.50%	1.8

The performance of loans modified for borrowers experiencing financial difficulty is closely monitored by the Company to evaluate the effectiveness of modification efforts. Modifications made to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms are considered subsequently defaulted. The following tables provide information, by type of modification, about loans that were modified within the last 12 months and subsequently defaulted during the years ended September 30, 2025 and September 30, 2024. There were no home equity loans that subsequently defaulted during the years ended September 30, 2025 and September 30, 2024.

	For the Year Ended September 30, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$275	$78	$334	$687
Residential Home Today	—	—	57	—	63	120
Home equity lines of credit	—	—	64	—	—	64
Total	$—	$—	$396	$78	$397	$871

	For the Year Ended September 30, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$25	$14	$—	$39
Residential Home Today	—	4	18	—	—	22
Home equity lines of credit	—	—	190	—	—	190
Total	$—	$4	$233	$14	$—	$251
The following table presents performance by loan type during the years ended September 30, 2025 and September 30, 2024, on loans modified during the previous 12 months for borrowers experiencing financial difficulty. The loans in delinquency status primarily consisted of loans with significant payment delays prior to modification, which continue to be reported delinquent based on their original contractual terms.

September 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$—	$217	$771	$988	$3,518	$4,506
Residential Home Today	—	54	184	238	342	580
Home equity lines of credit	—	—	106	106	853	959
Home equity loans	—	—	67	67	—	67
Total	$—	$271	$1,128	$1,399	$4,713	$6,112

September 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$651	$355	$1,165	$2,171	$3,705	$5,876
Residential Home Today	55	70	217	342	268	610
Home equity lines of credit	98	—	433	531	518	1,049
Home equity loans	—	—	43	43	92	135
Total	$804	$425	$1,858	$3,087	$4,583	$7,670
6. MORTGAGE LOAN SERVICING RIGHTS
The Company sells certain types of loans through whole loan sales and through securitizations. The Company retains a servicing interest in the majority of loans or securitized loans. Certain assumptions and estimates are used to determine the fair value allocated to these retained interests at the date of transfer and at subsequent measurement dates. These assumptions and estimates include loan repayment rates and discount rates.
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

During 2025, 2024 and 2023, $397,062, $237,106 and $77,206, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon with servicing retained. Primary economic assumptions used to measure the value of the Company’s retained servicing interests at the date of sale resulting from the completed transactions were as follows (per annum):

	2025	2024
Primary prepayment speed assumptions (weighted average annual rate)	14.4%	15.5%
Weighted average life (years)	28.3	28.4
Amortized cost to service loans (weighted average)	0.12%	0.12%
Weighted average discount rate	12%	12%
Key economic assumptions and the sensitivity of the current fair value of mortgage loan servicing rights to immediate 10% and 20% adverse changes in those assumptions are as presented in the following table. The three key economic assumptions that impact the valuation of the mortgage loan servicing rights are: (1) the prepayment speed, or how long the mortgage servicing right will be outstanding; (2) the estimate of servicing costs that will be incurred in fulfilling the mortgage servicing right responsibilities; and (3) the discount factor applied to future net cash flows to convert them to present value. The Company established these factors based on independent analysis of its portfolio and reviews these assumptions periodically to ensure that they reasonably reflect current market conditions and its loan portfolio experience.

September 30, 2025
Fair value of mortgage loan servicing rights	$17,457
Prepayment speed assumptions (weighted average annual rate)	10.3%
Impact on fair value of 10% adverse change	$(659)
Impact on fair value of 20% adverse change	$(1,258)
Estimated prospective annual cost to service loans (weighted average)	0.12%
Impact on fair value of 10% adverse change	$(1,568)
Impact on fair value of 20% adverse change	$(3,136)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(622)
Impact on fair value of 20% adverse change	$(1,196)
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
Activity in mortgage servicing rights is summarized as follows. There was no change in the valuation allowance for the years ended September 30, 2025, 2024 and 2023.

	Year Ended September 30,
	2025	2024	2023
Balance—beginning of year	$7,627	$7,400	$7,943
Additions from loan securitizations/sales	1,925	1,108	322
Amortization	(1,003)	(881)	(865)
Balance—end of year	$8,549	$7,627	$7,400
Fair value of capitalized amounts	$17,457	$17,093	$15,916
The Company receives annual servicing fees ranging from 0.02% to 0.84% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing rights, included in non-interest income, amounted to $4,301 in 2025,

$4,255 in 2024 and $4,516 in 2023. The unpaid principal balance of mortgage loans serviced for others was approximately $2,134,527, $1,966,634 and $1,933,249 at September 30, 2025, 2024 and 2023, respectively. The ratio of capitalized servicing rights to the unpaid principal balance of mortgage loans serviced for others was 0.40%, 0.39%, and 0.38% at September 30, 2025, 2024 and 2023, respectively.

7. PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software at cost are summarized as follows:

	September 30,
	2025	2024
Land	$8,619	$8,619
Office buildings	62,712	61,917
Furniture, fixtures and equipment	42,576	41,958
Software[1]	30,401	21,591
Leasehold improvements	12,093	12,563
	156,401	146,648
Less: accumulated depreciation and amortization	(116,379)	(113,461)
Total	$40,022	$33,187
(1) As of September 30, 2025, Software includes $8,751 of software in development.
During the years ended September 30, 2025, 2024 and 2023, depreciation and amortization expense on premises, equipment, and software was $4,620, $4,615 and $4,921, respectively.

8. LEASES
As a lessee, the Company enters into operating leases of buildings and land. The Company occupies certain banking branches, loan production and customer care call center offices and a disaster recovery site through non-cancellable operating leases with remaining terms from less than one year to 12 years. Most of the leases have fixed payment terms with annual fixed-escalation clauses. Certain leases have annual rent escalations based on subsequent year-to-year changes in the consumer price index. These year-to-year changes in the consumer price index are excluded from the calculation of right-of-use assets and lease liabilities and recognized as expense in the period in which they are incurred. Additionally, all variable lease costs that are not based on an index or rate, such as "common area maintenance" costs, are expensed as incurred. Most of the Company's leases include options to extend for five years. The leases do not have early-termination options. The Company has not included term extensions in the calculation of the lease term, as the Company does not consider it reasonably certain that the options will be exercised. As the interest rate implicit in all of the Company's lease contracts is not readily determinable, the Company utilized its incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term on an amount equal to the total contractual lease payments in a similar economic environment. The incremental borrowing rate utilized for all the Company's leases is an FHLB Advance rate based on the lease term at commencement in determining the present value of lease payments.
Operating lease expense for the years ended September 30, 2025, 2024 and 2023, totaled $5,684, $5,781 and $5,573, respectively. Variable lease expense for the years ended September 30, 2025, 2024 and 2023, totaled $1,626, $1,731 and $1,514, respectively. During the years ended September 30, 2025, 2024 and 2023, the Company paid $5,623, $5,708 and $5,556, respectively, in cash for amounts included in the measurement of lease liabilities. As of September 30, 2025 and 2024, the Company has not entered into any material leases that have not yet commenced.

The following table summarizes information relating to the Company's operating leases:

	September 30,
	2025	2024
Right-of-use assets, net of accumulated amortization (a)	$17,483	$17,841
Lease liabilities (b)	$17,992	$18,304
Weighted Average Remaining Lease Term	5.07 years	5.30 years
Weighted Average Discount Rate	3.67%	3.17%
(a) Included in Other assets in the CONSOLIDATED STATEMENTS OF CONDITION. Effective September 30, 2025, and for all periods presented, right-of-use assets are disclosed net of accumulated amortization. Prior to this date they were presented as the gross amount. At September 30, 2024, the gross right-of-use assets was $42,868 and accumulated amortization was $25,027.
(b) Included in Accrued expenses and other liabilities in the CONSOLIDATED STATEMENTS OF CONDITION
The following table summarizes the maturities of lease liabilities at the periods presented:

	September 30,
	2025	2024
Maturing in:
12 months or less	$5,224	$5,495
13 to 24 months	4,151	4,388
25 to 36 months	3,430	3,093
37 to 48 months	2,633	2,359
49 to 60 months	1,868	1,548
over 60 months	2,437	3,139
Total minimum lease payments	19,743	20,022
Less imputed interest	1,751	1,718
Total lease liabilities	$17,992	$18,304

9. DEPOSITS
Deposit account balances are summarized by interest rate as follows:

	Stated Interest Rate	September 30,
		2025		2024
		Amount	Percent	Amount	Percent
Checking accounts	0.00–1.00%	$785,785	7.6%	$829,924	8.2%
Savings accounts, excluding money market accounts	0.00–2.72	1,043,715	10.0	1,127,772	11.1
Money market accounts	0.00–2.23	128,245	1.2	193,074	1.9
Subtotal		1,957,745	18.8	2,150,770	21.2
Certificates of deposit	0.00–0.99	33,130	0.3	294,950	2.9
	1.00–1.99	389,448	3.7	614,177	6.0
	2.00–2.99	692,075	6.6	772,872	7.6
	3.00–3.99	4,817,794	46.2	1,852,823	18.2
	4.00–4.99	2,541,903	24.4	2,398,387	23.6
	5.00 and above	153	—	2,087,914	20.5
		8,474,503	81.2	8,021,123	78.8
Subtotal		10,432,248	100.0	10,171,893	100.0
Accrued interest		14,720	—	23,186	—
Total deposits		$10,446,968	100.0%	$10,195,079	100.0%

At September 30, 2025 and 2024, the weighted average interest rate was 0.04% and 0.04% on checking accounts; 0.65% and 1.27% on savings accounts; 1.27% and 2.10% on money market accounts; 3.74% and 4.03% on certificates of deposit, respectively; and 3.12% and 3.36% on total deposits, respectively.
The aggregate amount of CD's in denominations of $250 or more was $1,533,487 and $1,283,719 at September 30, 2025 and 2024, respectively. In accordance with the DFA, the maximum amount of federal deposit insurance is $250 per depositor for each account ownership category.
Brokered CD's (exclusive of acquisition costs and subsequent amortization), which are used as an additional funding source, totaled $902,083 and $1,217,303 at September 30, 2025 and 2024, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at September 30, 2025 and 2024, the Association may accept brokered deposits without FDIC restrictions.
The scheduled maturity of certificates of deposit is summarized in the table below, which include the effective maturities and fixed interest rates of the $575,000 of brokered CDs that are tied to interest rate swaps discussed in Note 17. DERIVATIVE INSTRUMENTS.

	September 30, 2025
	Amount	Percent	Weighted Average Rate
12 months or less	$5,637,622	66.5%	3.70%
13 to 24 months	1,001,024	11.8%	3.41%
25 to 36 months	1,503,195	17.7%	3.74%
37 to 48 months	191,785	2.3%	3.59%
49 to 60 months	131,815	1.6%	3.60%
Over 60 months	9,062	0.1%	1.41%
Total	$8,474,503	100.0%	3.66%
Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2025	2024	2023
Certificates of deposit	$295,681	$270,162	$143,434
Checking accounts	439	401	6,081
Savings and money market accounts	12,640	22,165	24,686
Total	$308,760	$292,728	$174,201

10. BORROWED FUNDS
At September 30, 2025, the Association had a maximum borrowing capacity of $7,898,558, of which $4,870,219 was outstanding. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati, as well as by a blanket pledge of its first lien mortgage portfolio not otherwise pledged. The Association also has the ability to purchase Fed Funds through arrangements with other institutions. Additionally, the ability to borrow from the FRB-Cleveland Discount Window is available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio.
Total borrowings at September 30, 2025 are summarized in the table below:

	Borrowing Capacity	Borrowings Available	Borrowings Outstanding
FHLB	$6,938,119	$2,085,581	$4,852,538
FRB Cleveland	505,439	505,439	—
Fed Funds purchased	455,000	455,000	—
Subtotal	$7,898,558	$3,046,020	4,852,538
Accrued interest			17,681
Total borrowings			$4,870,219
Maturities of borrowings at September 30, 2025 are summarized in the table below:

Maturing in:	Amount	Weighted Average Rate
12 months or less	$1,198,115	3.32%
13 to 24 months	1,025,000	3.27%
25 to 36 months	851,040	3.84%
37 to 48 months	776,739	3.48%
49 to 60 months	1,000,000	3.47%
over 60 months	1,644	1.39%
Total advances	$4,852,538	3.46%
Accrued interest	17,681
Total	$4,870,219
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
For the years ended September 30, 2025, 2024 and 2023, net interest expense related to short-term borrowings was $103,008, $105,224 and $115,329, respectively.

11. OTHER COMPREHENSIVE INCOME (LOSS)
The change in AOCI by component is as follows:

Fiscal year 2023 activity	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at September 30, 2022	$(33,899)	$68,883	$(11,835)	$23,149
Other comprehensive income (loss) before reclassifications	(7,274)	112,851	1,904	107,481
Amounts reclassified	—	(46,202)	784	(45,418)
Other comprehensive income (loss), net of tax	(7,274)	66,649	2,688	62,063
Balance at September 30, 2023	$(41,173)	$135,532	$(9,147)	$85,212
Tax expense (benefit) netted in other comprehensive income or loss	$(2,427)	$20,338	$704	$18,615
Fiscal year 2024 activity
Other comprehensive income (loss) before reclassifications	20,114	(58,522)	5,292	(33,116)
Amounts reclassified	—	(68,124)	420	(67,704)
Other comprehensive income (loss), net of tax	20,114	(126,646)	5,712	(100,820)
Balance at September 30, 2024	$(21,059)	$8,886	$(3,435)	$(15,608)
Tax expense (benefit) netted in other comprehensive income or loss	$5,969	$(37,608)	$1,668	$(29,971)
Fiscal year 2025 activity
Other comprehensive income (loss) before reclassifications	4,469	25,929	(174)	30,224
Amounts reclassified	—	(35,847)	—	(35,847)
Other comprehensive income (loss), net of tax	4,469	(9,918)	(174)	(5,623)
Balance at September 30, 2025	$(16,590)	$(1,032)	$(3,609)	$(21,231)
Tax expense (benefit) netted in other comprehensive income or loss	$1,302	$(2,946)	$(23)	$(1,667)
The following table presents the reclassification adjustment out of AOCI included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

Details about AOCI Components	For the Years Ended September 30,			Line Item in the Statement of Income
	2025	2024	2023
Cash flow hedges:
Interest (income) expense	$(46,503)	$(88,354)	$(59,821)	Interest expense
Net income tax effect	10,656	20,230	13,619	Income tax expense
Net of income tax expense (benefit)	$(35,847)	$(68,124)	$(46,202)

Amortization of defined benefit plan:
Actuarial loss	$—	$547	$1,020	(a)
Net income tax effect	—	(127)	(236)	Income tax expense
Net of income tax expense	—	420	784
Total reclassifications for the period	$(35,847)	$(67,704)	$(45,418)
(a) These items are included in the computation of net period pension cost. See Note 13. EMPLOYEE BENEFIT PLANS for additional disclosure.

12. INCOME TAXES
The components of the income tax provision are as follows:

	Year Ended September 30,
	2025	2024	2023
Current tax expense (benefit):
Federal	$20,497	$16,353	$13,602
State	1,907	1,670	781
Deferred tax expense (benefit):
Federal	1,278	2,466	3,681
State	74	236	53
Income tax provision	$23,756	$20,725	$18,117
Reconciliation from tax at the federal statutory rate to the income tax provision is as follows:

	Year Ended September 30,
	2025	2024	2023
Tax at statutory rate	21.0%	21.0%	21.0%
State tax, net	1.4	1.5	0.7
Non-taxable income from bank owned life insurance contracts	(2.0)	(2.1)	(2.1)
Non-deductible compensation	1.1	1.2	1.0
Equity based compensation	0.5	0.4	0.2
Employee (Associate) Stock Ownership Plan	(1.4)	(1.5)	(1.5)
Other, net	0.1	0.2	0.1
Income tax provision	20.7%	20.7%	19.4%
Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2025	2024
Deferred tax assets:
Impairment and credit loss reserves	$30,214	$27,966
Deferred compensation	3,132	3,217
Lease liability	4,255	4,282
Property, equipment and software basis difference	947	1,029
Fair value adjustment	2,641	3,666
Other	2,043	2,149
Total deferred tax assets	43,232	42,309
Deferred tax liabilities:
Mortgage servicing rights	1,883	1,613
Pension	5,023	4,550
Goodwill	2,172	2,160
Lease ROU asset	4,135	4,173
Deferred loan costs, net of fees	15,568	15,576
Other	2,411	2,512
Total deferred tax liabilities	31,192	30,584
Net deferred tax asset (liability)	$12,040	$11,725
In the accompanying CONSOLIDATED STATEMENTS OF CONDITION the net deferred tax asset or liability is included in other assets, and accrued expenses and other liabilities for September 30, 2025 and 2024, respectively.

A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. There was no valuation allowance required at September 30, 2025 or 2024.
Retained earnings at September 30, 2025 and 2024 included approximately $104,861, for which no provision for federal or state income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and non-qualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Association, nor if the Association is merged or liquidated tax-free into a bank or undergoes a charter change. If the Association fails to qualify as a bank or merges into a non-bank entity, these reserves will be recaptured into income.
The provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “Income Taxes,” prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a more-likely-than-not recognition threshold in order for the related tax benefit to be recognized or continue to be recognized. As of September 30, 2025 and 2024, the Company had no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next twelve months.
The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. The Company recognized $0, $7, and $0 of interest expense or penalties on income tax assessments during the years ended September 30, 2025, 2024 and 2023, respectively. There was no interest related to income tax assessments accrued at September 30, 2025 or 2024.
The Company’s effective income tax rate was 20.7%, 20.7% and 19.4% for the years ended September 30, 2025, 2024 and 2023, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2022.
On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act, (the "Act"), was signed into law. The Act makes various provisions of the 2017 Tax Cuts and Jobs Act permanent. The Company continues to evaluate the future impacts of these provisions, and does not expect the Act to have a material impact on the Company's financial statements.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the LIHTC. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material for the years ended September 30, 2025, 2024 and 2023.

13. EMPLOYEE BENEFIT PLANS
Defined Benefit Plan—The Third Federal Savings Retirement Plan (the “Plan”) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. Effective December 31, 2011, the Plan was amended to freeze future benefit accruals for participants in the Plan. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, and those eligible participants who no longer receive service credits under the Plan, participate in a separate tier of the Company’s defined contribution 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan) through December 31, 2011. The funding policy of the Plan is consistent with the funding requirements of U.S. federal and other governmental laws and regulations. There were no settlement adjustments made during the fiscal years 2025 or 2024.
The Company’s Board of Directors approved the termination of the Plan, effective December 31, 2025, with the final transfer of assets expected within nine to 12 months of plan termination. In anticipation of the plan termination, certain assumptions were changed to determine the projected benefit obligation which include the following:
•Retirees and 20% of active and terminated vested participants are valued assuming a group annuity purchase.
•The remaining 80% of active and terminated vested participants are valued assuming lump sum payments, using prescribed lump sum segment rates for August 2025 and the prescribed mortality assumption for 2025.
Those assumption changes resulted in a net decrease of $3,502 in the benefit obligation at September 30, 2025. The company is in the process of notifying plan participants and the appropriate regulatory bodies. The termination is not expected to have any material impact on the Company's liquidity or capital resources.
At September 30, 2025, the Plan continues to use an LDI strategy; however, during fiscal year 2025 the target allocation mix changed to 80% LDI fixed income and 20% in cash, from 80% in LDI fixed income and 20% in equity at September 30, 2024. This fully derisked structure reduces financial volatility as the plan moves toward termination.
The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30,
	2025	2024
Projected benefit obligation at beginning of year	$62,855	$60,435
Interest cost	2,960	3,306
Actuarial (gain) loss and other	(3,543)	3,365
Benefits paid	(5,165)	(4,251)
Projected benefit obligation at end of year	$57,107	$62,855
The following table reconciles the beginning and ending balances of the fair value of Plan assets and presents the funded status of the Plan recognized in the CONSOLIDATED STATEMENTS OF CONDITION at the September 30 measurement dates. There were no employer contributions in the years ending September 30, 2025 and 2024.

	September 30,
	2025	2024
Fair value of plan assets at beginning of year	$82,310	$72,383
Actual return on plan assets	1,046	14,178
Benefits paid	(5,165)	(4,251)
Fair value of plan assets at end of year	$78,191	$82,310
Funded status of the plan—asset (liability)	$21,084	$19,455

The components of net periodic cost recognized in other non-interest expense in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	Year Ended September 30,
	2025	2024	2023
Interest Cost	$2,960	$3,306	$3,324
Expected return on plan assets	(4,786)	(3,981)	(3,872)
Amortization of net loss and other	—	547	1,020
Net periodic benefit (income) cost	$(1,826)	$(128)	$472
There were no contributions, required minimum or voluntary, made during the fiscal year ended September 30, 2025.
The following table summarizes Plan assets measured at fair value on a recurring basis as of September 30, 2025 and 2024. See FN 16. FAIR VALUE for more information on how the Company's fair value hierarchy is evaluated:

		Recurring Fair Value Measurements at Reporting Date Using
September 30, 2025	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,878	$7,878	$—	$—
Fixed income:
Mutual Bond Fund	10,158	10,158	—	—
Corporate debt securities	50,728	—	50,728	—
Government strips	7,782	—	7,782	—
Asset-Backed Securities	263	—	263	—
Total fixed income	68,931	10,158	58,773	—
Total (1)	$76,809	$18,036	$58,773	$—
(1) Plan assets measured at fair value on a recurring basis excludes approximately $1,382 of net unsettled security transactions.

		Recurring Fair Value Measurements at Reporting Date Using
September 30, 2024	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$594	$594	$—	$—
Fixed income:
U.S. government obligations	1,807	1,807	—	—
Corporate debt securities	52,891	—	52,891	—
Government strips	9,024	—	9,024	—
Asset-Backed Securities	276	—	276	—
Total fixed income	63,998	1,807	62,191	—
Mutual equity funds	16,624	16,624	—	—
Total (1)	$81,216	$19,025	$62,191	$—
(1) Plan assets measured at fair value on a recurring basis excludes approximately 1,094 of net unsettled security transactions.

There are no redemption restrictions on Plan assets at September 30, 2025. Redemptions may be deferred for a longer period if conditions do not permit an orderly transfer or for certain investments of an illiquid nature.
The following additional information is provided with respect to the Plan:

	September 30,
	2025	2024	2023
Assumptions and dates used to determine benefit obligations:
Discount rate	5.10%	4.90%	5.75%
Rate of compensation increase	n/a	n/a	n/a

Assumptions used to determine net periodic benefit cost:
Discount rate	4.90%	5.75%	5.35%
Long-term rate of return on plan assets	6.25%	5.75%	5.50%
Rate of compensation increase (graded scale)	n/a	n/a	n/a
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
During the termination period, future benefit payments are expected to be $9,620. Since the plan is fully funded, no minimum employer contributions are expected.
For the fiscal years ended September 30, 2025, 2024, and 2023, AOCI includes pretax net actuarial losses of $4,680, $4,484, and $11,862, respectively, which have not been recognized as components of net periodic benefit costs as of the measurement date. The Company expects that $0 of net actuarial losses will be recognized as AOCI components of net periodic benefit cost during the fiscal year ended September 30, 2026.
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
The total of the Company’s matching and discretionary contributions related to the 401(k) savings plan for the years ended September 30, 2025, 2024 and 2023 was $4,070, $3,404 and $4,297, respectively.
Employee (Associate) Stock Ownership Plan—The Company established an ESOP for its employees (associates) effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock and provides employees with an opportunity to receive a funded retirement benefit, based on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the Board of Directors. The ESOP is accounted for in accordance with the provisions for stock compensation in FASB ASC 718. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2025, 2024 and 2023 fiscal years was $5,667, $5,628 and $5,761, respectively.
The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of September 30, 2025 and 2024 was $28,571 and $33,015, respectively. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2025, 9,439,128 shares have been allocated to participants and 325,005 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 1,841,691 at September 30, 2025, and had a fair market value of $29,974. Participants have the option to receive dividends on allocated shares in cash or leave the dividend in the ESOP. Dividends are reinvested in Company stock for those participants who choose to leave their dividends in the ESOP or who do not make an election. The purchase of Company stock for reinvestment of dividends is made in the open market on or about the date of the cash disbursement to the participants who opt to take dividends in cash. Dividends on unallocated shares held in the Employer Stock fund were paid to the trustee to be used to make payments on the outstanding loan obligation.

14. EQUITY INCENTIVE PLAN
The TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan, approved by shareholders in February 2018 and the 2008 Equity Incentive Plan, approved by shareholders in May 2008, are collectively referred to as the "Equity Plan”. The amended and restated plan is substantially similar to the previous plan, except that the number of future shares eligible to be granted has been reduced to 8,450,000 shares, of which 6,286,393 shares remain available for future award, and the term to grant shares has been extended to February 21, 2028.
The following table presents share-based compensation expense and the related tax benefit recognized during the periods presented. The Company recorded excess tax benefits (expense) of $(618), $(397), and $(224) related to share-based compensation awards for the years ended September 30, 2025, 2024 and 2023, respectively.

	Year Ended September 30,
	2025	2024	2023
Restricted stock units expense	$2,630	$2,796	$3,366
Performance share units expense	1,237	997	874
Stock option expense	112	82	—
Total stock-based compensation expense	$3,979	$3,875	$4,240
Tax benefit related to share-based compensation expense	$620	$572	$778
Restricted stock units vest over a one to 10 year service period. The product of the number of units granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock units under the Equity Plan. The Company recognizes compensation expense for the fair value of restricted stock units on a straight-line basis over the requisite service period.
The following is a summary of the status of the Company’s restricted stock units as of September 30, 2025, and changes therein during the year then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2024	1,139,665	$12.49
Granted	178,700	$12.59
Released	(132,354)	$14.25
Forfeited	(200)	12.94
Outstanding at September 30, 2025 (1)	1,185,811	$12.31
(1) Includes 765,748 shares with a weighted average grant date fair value of $11.87 that have vested but will not be issued until the recipients are no longer employed by the Company.
The weighted average grant date fair value of restricted stock units granted during the years ended September 30, 2025, 2024 and 2023 was $12.59, $12.97 and $13.69 per share, respectively. The total fair value of restricted stock units vested during the years ended September 30, 2025, 2024 and 2023 was $1,886, $7,323, and $1,639, respectively. Expected future compensation expense relating to the non-vested restricted stock units at September 30, 2025, is $2,434 over a weighted average period of 1.87 years.
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
The following is a summary of the status of the Company’s performance share units as of September 30, 2025, and changes therein during the year then ended. No awards were forfeited during the year ended September 30, 2025.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2024	213,445	14.45
Granted	135,300	12.58
Released	(50,445)	17.80
Performance adjustment	(10,200)	13.69
Outstanding at September 30, 2025	288,100	13.01
The weighted average grant date fair value of performance share units granted during the year ended September 30, 2025, 2024 and 2023 was $12.58, $12.94, and $13.69, respectively. The total fair value of performance share units vested during the years ended September 30, 2025, 2024 and 2023, totaled $898, $1,119, and $1,152, respectively. Expected future compensation expense relating to the non-vested performance share units at September 30, 2025, is $1,760 over a weighted average period of 1.91 years.
Stock options have a contractual term of 10 years and vest over a one to seven year service period. The Company recognizes compensation expense for the fair values of these awards, which have installment vesting, on a straight-line basis over the requisite service period of the awards.
The following is a summary of the Company’s stock option activity and related information for the Equity Plan for the year ended September 30, 2025.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2024	2,189,675	$15.40	2.56	$—
Granted	12,000	$13.23
Exercised	(107,400)	$14.77
Forfeited	(600)	$12.94
Expired	(863,800)	$14.87
Outstanding at September 30, 2025	1,229,875	$15.81	2.95	$57,951
Vested and exercisable, at September 30, 2025	977,875	$16.55	1.54	$1,551
Vested or expected to vest, at September 30, 2025	1,229,875	$15.81	2.95	$57,951

The fair values of the stock options were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. There were no stock options granted during the year ended September 30, 2023.

	2025	2024
Expected dividend yield	8.54%	8.73%
Expected volatility	29.14%	26.50%
Risk-free interest rate	3.95%	4.18%
Expected option term (in years)	5.39	6.38
The expected dividend yields for 2025 and 2024 were estimated on the then-current annualized dividend payouts of $1.13 per share at both dates, which was the best estimate available on the measurement date. Volatility of the company's stock was used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SEC Staff Accounting Bulletin No. 110, which expresses the views of the SEC regarding the use of a "simplified" method, as discussed in Staff Accounting Bulletin No. 107. The five and seven year Treasury yield in effect at the time of the grant provides the risk free rate of return for periods within the expected term of the options.

The weighted average grant date fair value of options granted during the years ended September 30, 2025 and 2024 was $1.51 and $1.22, respectively. Expected future compensation relating to the non-vested options outstanding as of September 30, 2025 is $125 over a weighted average period of 1.16 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. The total intrinsic value of options exercised during the years ended September 30, 2025, 2024 and 2023 was $16, $0, and $820, respectively.

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
At September 30, 2025, the Company had commitments to originate or acquire loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$94,476	$706
Adjustable-rate mortgage loans	12,118	109
Home equity lines of credit	131,348	1,391
Home equity loans	90,206	1,905
Total	$328,148	$4,111
At September 30, 2025, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$5,551,788	$25,974
Construction loans	4,934	30
Total	$5,556,722	$26,004
At September 30, 2025, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $5,600,845.
At September 30, 2025 and September 30, 2024, the Company had $59,340 and $17,411, respectively, in commitments to sell mortgage loans. At September 30, 2025 and September 30, 2024, the Company had $28,460 and $15,891, respectively, in commitments to acquire mortgage loans, which are included in mortgage loan commitments above.
The above commitments are expected to be funded through normal operations.
The Association is undergoing an escheat audit covering Ohio, Kentucky and Florida. Any potential loss that may result from this matter is not reasonably estimable at September 30, 2025.
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
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2025 and 2024, this includes $520,659 and $526,251, respectively, of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations, that can include items issued by Fannie Mae, Freddie Mac, and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from independent third-party nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value, with the exception of mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. The Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans, as permitted under the fair value guidance in U.S. GAAP. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At September 30, 2025 and September 30, 2024, there were $22,861 and $10,713 pending agency contracts held for sale measured at fair value, respectively, with unpaid principal balances of $22,306 and $10,336. For the years ended September 30, 2025 and 2024, net gain (loss) on the sale of loans includes $28 and $337, respectively, related to unrealized gains or losses during the period due to changes in the fair value of loans held for sale subject to pending agency contracts. At September 30, 2025 and 2024 there were $34,801 and $7,061 of loans held for sale carried at cost, respectively. Loans held for sale are included in Level 2 of the hierarchy. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at September 30, 2025 and September 30, 2024 were $1,921 and $174, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At September 30, 2025 and 2024, these adjustments were not significant to reported fair values. At September 30, 2025 and 2024, $2,355 and $220, respectively, of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimated fair values, less estimated costs to dispose, of $434 and $46, respectively. There was no real estate owned carried at their original or adjusted cost basis at September 30, 2025 and 2024.
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
Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at September 30, 2025 and 2024 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	$455,368	$—	$455,368	$—
Fannie Mae certificates	2,719	—	2,719	—
Freddie Mac certificates	8,617	—	8,617	—
U.S. government and agency obligations	53,955	—	53,955	—
Mortgage loans held for sale	22,861	—	22,861	—
Derivatives:
Interest rate lock commitments	272	—	—	272
Total	$543,792	$—	$543,520	$272
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	351	—	351	—
Total	$351	$—	$351	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	$449,401	$—	$449,401	$—
Fannie Mae certificates	2,945	—	2,945	—
Freddie Mac certificates	1,129	—	1,129	—
U.S. government and agency obligations	72,776	—	72,776	—
Mortgage loans held for sale	10,713	$—	10,713	$—
Derivatives:
Interest rate lock commitments	$395	—	—	$395
Total	$537,359	$—	$536,964	$395
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	72	—	72	—
Total	$72	$—	$72	$—
The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Interest Rate Lock Commitments
	Year Ended September 30,
	2025	2024	2023
Beginning balance	$395	$(1)	$(333)
Gain during the period due to changes in fair value:
Included in other non-interest income	(123)	396	332
Ending balance	$272	$395	$(1)
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$272	$395	$(1)
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans, net of allowance	$45,275	$—	$—	$45,275
Real estate owned(1)	2,355	—	—	2,355
Total	$47,630	$—	$—	$47,630
______________________
(1) Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans, net of allowance	$39,577	$—	$—	$39,577
Real estate owned(1)	220	—	—	220
Total	$39,797	$—	$—	$39,797
 ______________________
(1) Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value
	September 30, 2025	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$45,275	Market comparables of collateral discounted to estimated net proceeds	Discount rate applied to appraised value to estimated net proceeds:
			• Residential Properties	0	-	28%	3.2%

Interest rate lock commitments	$272	Quoted Secondary Market pricing	Closure rate	0	-	100%	98.7%

	Fair Value
	September 30, 2024	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$39,577	Market comparables of collateral discounted to estimated net proceeds	Discount rate applied to appraised value to estimated net proceeds:
			• Residential Properties	0	-	28%	4.0%

Interest rate lock commitments	$395	Quoted Secondary Market pricing	Closure rate	0	-	100%	90.1%

The following tables present the estimated fair value of the Company's financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	September 30, 2025
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$24,176	$24,176	$24,176	$—	$—
Interest earning cash equivalents	405,263	405,263	405,263	—	—
Investment securities available for sale	520,659	520,659	—	520,659	—
Mortgage loans held for sale	57,662	58,325	—	58,325	—
Loans, net:
Mortgage loans held for investment	15,655,159	14,564,394	—	—	14,564,394
Other loans	8,153	8,153	—	—	8,153
Federal Home Loan Bank stock	235,363	235,363	N/A	—	—
Accrued interest receivable	62,553	62,553	—	62,553	—
Cash collateral received from or held by counterparty	6,910	6,910	6,910	—	—
Derivatives	272	272	—	—	272
Liabilities:
Checking and savings accounts	$1,957,745	$1,957,745	$—	$1,957,745	$—
Certificates of deposit	8,489,223	8,511,443	—	8,511,443	—
Borrowed funds	4,870,219	4,892,273	—	4,892,273	—
Borrowers’ advances for taxes and insurance	113,168	113,168	—	113,168	—
Principal, interest and escrow owed on loans serviced	30,328	30,328	—	30,328	—
Derivatives	351	351	—	351	—

	September 30, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$26,287	$26,287	$26,287	$—	$—
Interest earning cash equivalents	437,431	437,431	437,431	—	—
Investment securities available for sale	526,251	526,251	—	526,251	—
Mortgage loans held for sale	17,775	17,986	—	17,986	—
Loans, net:
Mortgage loans held for investment	15,316,354	13,922,944	—	—	13,922,944
Other loans	5,705	5,705	—	—	5,705
Federal Home Loan Bank stock	228,494	228,494	N/A	—	—
Accrued interest receivable	59,398	59,398	—	59,398	—
Cash collateral received from or held by counterparty	7,844	7,844	7,844	—	—
Derivatives	395	395	—	—	395
Liabilities:
Checking and savings accounts	$2,150,770	$2,150,770	$—	$2,150,770	$—
Certificates of deposit	8,044,309	7,989,992	—	7,989,992	—
Borrowed funds	4,792,847	4,819,873	—	4,819,873	—
Borrowers’ advances for taxes and insurance	113,637	113,637	—	113,637	—
Principal, interest and escrow owed on loans serviced	28,753	28,753	—	28,753	—
Derivatives	72	72	—	72	—

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
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Derivatives qualifying as cash flow hedges are settled daily, bringing their fair value to $0. Quarterly, a quantitative analysis is preformed to monitor the ongoing effectiveness of each hedging instrument. All derivative positions continue to be highly effective at September 30, 2025.
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

	September 30, 2025			September 30, 2024
		Weighted Average			Weighted Average
	Notional Value	Term (years)	Fixed-Rate Payments	Notional Value	Term (years)	Fixed-Rate Payments
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$1,675,000	2.2	2.95%	$2,075,000	2.3	2.68%
Other Liabilities	1,900,000	3.2	3.66%	1,575,000	4.1	3.67%
Total cash flow hedges: Interest rate swaps	$3,575,000	2.7	3.32%	$3,650,000	3.1	3.10%

	September 30, 2025		September 30, 2024
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$11,500	$272	11,467	395
Forward Commitments for the sale of mortgage loans
Other Liabilities	59,340	(351)	17,411	(72)
Total derivatives not designated as hedging instruments	$70,840	$(79)	$28,878	$323

The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

	Location of Gain or (Loss) Recognized in Income	Year Ended September 30,
		2025	2024	2023
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$33,639	$(75,900)	$146,807
Amount of gain reclassified from AOCI	Interest expense: Borrowed funds and Deposits	46,503	88,354	59,821
Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$(123)	$395	$332
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	(279)	(72)	11
The Company estimates that $8,761 of the amounts reported in AOCI will be reclassified as a reduction to interest expense during the fiscal year ending September 30, 2026.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as an intermediary on each cleared transaction. At September 30, 2025 and 2024, there was $6,910 and $7,844, respectively, of cash collateral included in other assets, and $50,032 and $68,932, respectively, included in investment securities related to initial margin requirements that are held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following condensed financial statements for TFS Financial Corporation (parent company only) reflect the investments in, and transactions with, its wholly-owned subsidiaries. Intercompany activity is eliminated in the consolidated financial statements.

	September 30,
	2025	2024
Statements of Condition
Assets:
Cash and due from banks	$1,679	$1,556
Investment securities - available for sale	3,923	3,844
Other loans:
Demand loan due from Third Federal Savings and Loan	111,178	124,683
ESOP loan receivable	28,571	33,015
Investments in:
Third Federal Savings and Loan	1,743,060	1,692,789
Non-thrift subsidiaries	8,672	8,440
Prepaid federal and state taxes	92	75
Deferred income taxes	—	80
Accrued receivables and other assets	8,662	9,277
Total assets	$1,905,837	$1,873,759
Liabilities and shareholders’ equity:
Line of credit due non-thrift subsidiary	$8,697	$8,439
Accrued expenses and other liabilities	3,093	2,696
Deferred income taxes	123	—
Total liabilities	11,913	11,135
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,590,497 and 280,710,854 outstanding at September 30, 2025 and September 30, 2024, respectively	3,323	3,323
Paid-in capital	1,757,813	1,754,365
Treasury stock, at cost; 51,728,253 and 51,607,896 shares at September 30, 2025 and September 30, 2024, respectively	(774,340)	(772,195)
Unallocated ESOP shares	(18,417)	(22,750)
Retained earnings—substantially restricted	946,776	915,489
Accumulated other comprehensive income	(21,231)	(15,608)
Total shareholders’ equity	1,893,924	1,862,624
Total liabilities and shareholders’ equity	$1,905,837	$1,873,759

	Years Ended September 30,
	2025	2024	2023
Statements of Comprehensive Income (Loss)
Interest income:
Demand loan due from Third Federal Savings and Loan	$6,062	$8,401	$9,047
ESOP loan	2,308	2,805	2,433
Other interest income	64	72	54
Investment securities available for sale	45	45	45
Total interest income	8,479	11,323	11,579
Interest expense:
Borrowed funds from non-thrift subsidiaries	348	402	351
Total interest expense	348	402	351
Net interest income	8,131	10,921	11,228
Non-interest income:
Intercompany service charges	37	30	30
Dividend from Third Federal Savings and Loan	40,000	—	40,000
Total other income	40,037	30	40,030
Non-interest expenses:
Salaries and employee benefits	5,816	5,331	4,825
Professional services	1,742	1,159	1,253
Office property and equipment	13	13	13
Other operating expenses	133	250	217
Total non-interest expenses	7,704	6,753	6,308
Income before income tax benefit	40,464	4,198	44,950
Income tax benefit	(1,709)	(1,120)	(1,294)
Income before undistributed earnings of subsidiaries	42,173	5,318	46,244
Equity in undistributed earnings of subsidiaries (dividend in excess of earnings):
Third Federal Savings and Loan	48,554	74,097	28,843
Non-thrift subsidiaries	232	173	163
Net income	90,959	79,588	75,250
Change in net unrealized gain (loss) on securities available for sale	4,469	20,114	(7,273)
Change in cash flow hedges	(9,918)	(126,646)	66,649
Change in pension obligation	(174)	5,712	2,688
Total other comprehensive income (loss)	(5,623)	(100,820)	62,064
Total comprehensive income	$85,336	$(21,232)	$137,314

	Years Ended September 30,
	2025	2024	2023
Statements of Cash Flows
Cash flows from operating activities:
Net income	$90,959	$79,588	$75,250
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiaries) dividend in excess of earnings:
Third Federal Savings and Loan	(48,554)	(74,097)	(28,843)
Non-thrift subsidiaries	(232)	(173)	(163)
Deferred income taxes	183	73	87
ESOP and stock-based compensation expense	2,232	2,037	1,863
Net decrease (increase) in interest receivable and other assets	613	1,189	(1,351)
Net increase (decrease) in accrued expenses and other liabilities	225	223	(273)
Net cash provided by operating activities	45,426	8,840	46,570
Cash flows from investing activities:
Decrease in balances lent to Third Federal Savings and Loan	13,505	47,624	12,465
Net cash provided by investing activities	13,505	47,624	12,465
Cash flows from financing activities:
Principal reduction of ESOP loan	4,444	4,239	4,673
Purchase of treasury shares	(3,201)	—	(5,000)
Dividends paid to common shareholders	(59,533)	(58,953)	(58,294)
Acquisition of treasury shares through net settlement	(776)	(1,925)	(978)
Net increase in borrowings from non-thrift subsidiaries	258	307	647
Net cash used in financing activities	(58,808)	(56,332)	(58,952)
Net increase in cash and cash equivalents	123	132	83
Cash and cash equivalents—beginning of year	1,556	1,424	1,341
Cash and cash equivalents—end of year	$1,679	$1,556	$1,424

19. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period, adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive earnings per share, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic earnings per share calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain non-forfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At September 30, 2025 and 2024, the ESOP held 1,841,691 and 2,275,031 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s EPS calculations.

	For the Year Ended September 30, 2025
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$90,959
Less: income allocated to restricted stock units	1,458
Basic earnings per share:
Income available to common shareholders	89,501	278,715,769	$0.32
Diluted earnings per share:
Effect of dilutive potential common shares		1,042,756
Income available to common shareholders	$89,501	279,758,525	$0.32

	For the Year Ended September 30, 2024
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$79,588
Less: income allocated to restricted stock units	1,426
Basic earnings per share:
Income available to common shareholders	78,162	278,178,496	$0.28
Diluted earnings per share:
Effect of dilutive potential common shares		965,028
Income available to common shareholders	$78,162	279,143,524	$0.28

	For the Year Ended September 30, 2023
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$75,250
Less: income allocated to restricted stock units	1,569
Basic earnings per share:
Income available to common shareholders	73,681	277,436,382	$0.27
Diluted earnings per share:
Effect of dilutive potential common shares		1,147,072
Income available to common shareholders	$73,681	278,583,454	$0.26

The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted EPS because their inclusion would be anti-dilutive.

	For the Year Ended September 30,
	2025	2024	2023
Options to purchase shares	1,214,875	2,189,675	1,991,975
Restricted and performance share units	20,000	30,000	57,669

20. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted in fiscal year ended September 30, 2025
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. The amendments in this update improve disclosures about a public entity's reportable segments and address requests from investors and other allocators of capital for additional information about a reportable segment's expenses. While the Company only has one reportable segment, the update requires public entities with a single segment to provide all segment disclosures under ASC 280. The amendments in this update are effective for fiscal years beginning after December 15, 2023, or the Company's Form 10-K for the fiscal year ending September 30, 2025, and interim periods within fiscal years beginning after December 15, 2024, or the Company's fiscal year ending September 30, 2026, beginning with the Form 10-Q for the quarter ending December 31, 2025. Retrospective application is required for all prior periods presented in the financial statements. The adoption does not have a material effect on the Company's consolidated financial statements or disclosures. The required disclosures are included in Note 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
Issued but not yet adopted as of September 30, 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The update is effective for fiscal years beginning after December 15, 2024, or the Company's fiscal year ending September 30, 2026. Management is currently evaluating the impact of the ASU on the Company's income tax disclosures within the consolidated financial statements and do not expect this ASU to have a material impact.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. Management is currently evaluating the impact of this standard on the Company's consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets under ASC 606. The update is effective for fiscal years beginning after December 15, 2025, and interim periods beginning after December 15, 2026. Adoption of this ASU can be applied prospectively for reporting periods after its effective date with early adoption permitted. Management is evaluating the provisions of this ASU and do not expect this ASU to have a material impact on the Company's consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40). The amendments in this update are intended to improve the accounting for internal-use software. The ASU simplifies the capitalization guidance by removing all references to the sequential software development stages throughout ASC 350-40. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The amendments in this ASU may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements or (3) through a modified transition approach that is based on the status of the respective projects. Management is evaluating the provisions of this ASU and do not expect this ASU to have a material impact on the Company's consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The amendments in this update refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting and also clarifies the guidance on share-based payments from a customer in a revenue contract under Topic 606. The new guidance is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. Management is evaluating the provisions of this ASU and do not expect this ASU to have a material impact on the Company's consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326). The amendments in this update expand the use of the gross-up approach to certain acquired loans beyond purchased financial assets with credit deterioration. The new guidance is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The amendments in this update must be adopted prospectively to loans that are acquired on or after the initial application date. Management is evaluating the provisions of this ASU and do not expect this ASU to have a material impact on the Company's consolidated financial statements.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company's consolidated financial statements or do not apply to its operations.

21. RELATED PARTY TRANSACTIONS
The Company has periodically made loans and extensions of credit, in the ordinary course of business, to certain directors and executive officers. These loans were originated with normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. The aggregate amount of loans to such related parties at September 30, 2025 and 2024 was $451 and $0, respectively.

FORM 10-K EXHIBIT INDEX

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

3.1	Amended and Restated Charter of TFS Financial Corporation, dated January 16, 2007	Amendment No. 2 to Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on February 9, 2006; Exhibit 3.2 therein)

3.2	Amended and Restated Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on April 28, 2008; Exhibit 3.2 therein)

3.3	Amendment to Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on October 29, 2018; Exhibit 3 therein)

3.4	Amendment to Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on July 1, 2022; Exhibit 3 therein)

3.5	Amendment to Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on October 24, 2024; Exhibit 3 therein)

4.1	Form of Common Stock Certificate of TFS Financial Corporation	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 4 therein)

4.2	Description of Registrant's Securities	Annual Report on Form 10-K No. 001-33390 (filed with the SEC on November 24, 2020; Exhibit 4.2 therein)

10.1	[Intentionally omitted]

10.2	Financial, Retirement & Estate Planning Program as amended and restated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.2 therein)

10.3	Resolution Regarding Executive Physical Program, dated May 16, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.3 therein)

10.4	Company Car Program, dated February 24, 1995	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.4 therein)

10.5	Executive Retirement Benefit Plan I, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.5 therein)

10.6	Benefit Equalization Plan, dated January 1, 2005	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.6 therein)

10.7	Split Dollar Agreement, dated January 29, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.7 therein)

10.8	Resolution Regarding Supplemental Split Dollar Life Insurance Plan, dated August 22, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.8 therein)

10.9	[Intentionally omitted]

10.10	TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement for the 2018 Annual Meeting of Stockholders)	Proxy Statement on Schedule 14A, No. 001-33390 (filed with the SEC on January 9, 2018)

10.11	TFS Financial Corporation Management Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for the 2018 Annual Meeting of Stockholders)	Proxy Statement on Schedule 14A, No. 001-33390 (filed with the SEC on January 9, 2018)

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

10.12	First Amendment to the Restricted Stock Unit Award Agreement (August 11, 2008 award), dated August 9, 2012	Current Report on Form 8-K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.1 therein)

10.13	First Amendment to the Restricted Stock Unit Award Agreement (May 12, 2009 award), dated August 9, 2012	Current Report on Form 8-K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.2 therein)

10.14	First Amendment to the Restricted Stock Unit Award Agreement (May 14, 2010 award), dated August 9, 2012	Current Report on Form 8-K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.3 therein)

14	Code of Ethics	Available on our website, www.thirdfederal.com

19	Insider trading policies and procedures	Current Report on Form 10-K No. 001-33390 (filed with the SEC on November 21, 2024; Exhibit 19 therein)

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

97	Policy relating to recovery of erroneously awarded compensation	Current Report on Form 10-K No. 001-33390 (filed with the SEC on November 21, 2024; Exhibit 97 therein)

100	XBRL related documents	The following financial statements from TFS Financial Corporation’s Annual Report on Form 10-K for the year ended September 30, 2025 filed on November 25, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document

101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	November 25, 2025	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	November 25, 2025	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 25, 2025	/S/ MEREDITH S. WEIL
Meredith S. Weil Chief Financial Officer (Principal Financial Officer)

Dated:	November 25, 2025	/S/ SUSANNE N. MILLER
Susanne N. Miller Chief Accounting Officer (Principal Accounting Officer)

Dated:	November 25, 2025	/S/ BARBARA J. ANDERSON
Barbara J. Anderson, Director

Dated:	November 25, 2025	/S/ ANTHONY J. ASHER
Anthony J. Asher, Director

Dated:	November 25, 2025	/S/ TERRENCE L. BAUER
Terrence L. Bauer, Director

Dated:	November 25, 2025	/S/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated:	November 25, 2025	/S/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated:	November 25, 2025	/S/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated:	November 25, 2025	/S/ TERRENCE R. OZAN
Terrence R. Ozan, Director

Dated:	November 25, 2025	/S/ JOHN P. RINGENBACH
John P. Ringenbach, Director

Dated:	November 25, 2025	/S/ MEREDITH S. WEIL
Meredith S. Weil, Director

Dated:	November 25, 2025	/S/ DANIEL F. WEIR
Daniel F. Weir, Director

Dated:	November 25, 2025	/S/ ASHLEY H. WILLIAMS
Ashley H. Williams, Director