Form 10-Q
period 2025-12-31
TFS Financial CORP
filed 2026-02-05
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2025
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of February 3, 2026, there were 280,570,799 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.9% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

ACL: Allowance for Credit Losses	FHFA: Federal Housing Finance Agency
AOCI: Accumulated Other Comprehensive Income	FHLB: Federal Home Loan Bank
ARM: Adjustable Rate Mortgage	FICO: Fair Isaac Corporation
ASC: Accounting Standards Codification	FRB-Cleveland: Federal Reserve Bank of Cleveland
ASU: Accounting Standards Update	Freddie Mac: Federal Home Loan Mortgage Corporation
Association: Third Federal Savings and Loan	FRS: Board of Governors of the Federal Reserve System
Association of Cleveland	GAAP: Generally Accepted Accounting Principles
BOLI: Bank Owned Life Insurance	Ginnie Mae: Government National Mortgage Association
CDs: Certificates of Deposit	GVA: General Valuation Allowances
CECL: Current Expected Credit Losses	HPI: Home Price Index
CET1: Common Equity Tier 1	IRR: Interest Rate Risk
CFPB: Consumer Financial Protection Bureau	IVA: Individual Valuation Allowance
CLTV: Combined Loan-to-Value	LIHTC: Low Income Housing Tax Credit
CODM: Chief Operating Decision Maker	LTV: Loan-to-Value
Company: TFS Financial Corporation and its subsidiaries	NII: Net Interest Income
DFA: Dodd-Frank Wall Street Reform and Consumer	OCC: Office of the Comptroller of the Currency
Protection Act	OCI: Other Comprehensive Income
DIF: Deposit Insurance Fund	PCAOB: Public Company Accounting Oversight Board
EPS: Earnings per Share	REMICs: Real Estate Mortgage Investment Conduits
ESOP: Third Federal Employee (Associate) Stock	REO: Real Estate Owned
Ownership Plan	SEC: United States Securities and Exchange Commission
EVE: Economic Value of Equity	TDR: Troubled Debt Restructuring
Fannie Mae: Federal National Mortgage Association	Third Federal Savings, MHC: Third Federal Savings
FASB: Financial Accounting Standards Board	and Loan Association of Cleveland, MHC
FDIC: Federal Deposit Insurance Corporation

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	December 31, 2025	September 30, 2025
ASSETS
Cash and due from banks	$26,722	$24,176
Other interest-earning cash equivalents	429,987	405,263
Cash and cash equivalents	456,709	429,439
Investment securities available for sale (amortized cost $473,754 and $542,197, respectively)	454,493	520,659
Mortgage loans held for sale ($11,365 and $22,861 measured at fair value, respectively)	14,440	57,662
Loans held for investment, net:
Mortgage loans	15,737,840	15,659,460
Other loans	8,515	8,153
Deferred loan expenses, net	70,317	69,943
Allowance for credit loss on loans	(74,984)	(74,244)
Loans, net	15,741,688	15,663,312
Mortgage loan servicing rights, net	8,828	8,549
Federal Home Loan Bank stock, at cost	234,027	235,363
Real estate owned, net	1,975	1,921
Premises, equipment, and software, net	40,446	40,022
Accrued interest receivable	60,295	62,553
Bank owned life insurance contracts	327,337	325,149
Other assets	158,445	111,687
TOTAL ASSETS	$17,498,683	$17,456,316
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$10,372,075	$10,446,968
Borrowed funds	4,939,835	4,870,219
Borrowers’ advances for insurance and taxes	133,606	113,168
Principal, interest, and related escrow owed on loans serviced	42,256	30,328
Accrued expenses and other liabilities	109,946	101,709
Total liabilities	15,597,718	15,562,392
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,624,799 and 280,590,497 outstanding at December 31, 2025 and September 30, 2025, respectively	3,323	3,323
Paid-in capital	1,756,360	1,757,813
Treasury stock, at cost; 51,693,951 and 51,728,253 shares at December 31, 2025 and September 30, 2025, respectively	(774,311)	(774,340)
Unallocated ESOP shares	(17,334)	(18,417)
Retained earnings—substantially restricted	954,158	946,776
Accumulated other comprehensive income (loss)	(21,231)	(21,231)
Total shareholders’ equity	1,900,965	1,893,924
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,498,683	$17,456,316
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	December 31,
	2025	2024
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$184,946	$172,152
Investment securities available for sale	4,241	4,455
Other interest and dividend earning assets	8,585	10,161
Total interest and dividend income	197,772	186,768
INTEREST EXPENSE:
Deposits	79,203	77,942
Borrowed funds	42,889	40,498
Total interest expense	122,092	118,440
NET INTEREST INCOME	75,680	68,328
PROVISION (RELEASE) FOR CREDIT LOSSES	(1,000)	(1,500)
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	76,680	69,828
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,512	2,224
Net gain on the sale of loans	2,329	1,115
Increase in and death benefits from bank owned life insurance contracts	2,764	2,682
Other	443	482
Total non-interest income	8,048	6,503
NON-INTEREST EXPENSE:
Salaries and employee benefits	30,488	26,606
Marketing services	6,239	3,654
Office property, equipment and software	7,756	6,844
Federal insurance premium and assessments	3,247	3,585
State franchise tax	1,067	1,047
Other expenses	7,433	6,205
Total non-interest expense	56,230	47,941
INCOME BEFORE INCOME TAXES	28,498	28,390
INCOME TAX EXPENSE	6,224	5,964
NET INCOME	$22,274	$22,426
Earnings per share—basic and diluted	$0.08	$0.08
Weighted average shares outstanding
Basic	278,754,792	278,538,110
Diluted	279,908,875	279,578,652
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2025	2024
Net income	$22,274	$22,426
Other comprehensive income (loss), net of tax:
Net change in unrealized gain on securities available for sale	1,845	(5,503)
Net change in cash flow hedges	(1,901)	47,924
Net change in defined benefit plan obligation	56	—
Total other comprehensive income (loss)	—	42,421
Total comprehensive income	$22,274	$64,847
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended December 31, 2024
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2024	$3,323	$1,754,365	$(772,195)	$(22,750)	$915,489	$(15,608)	$1,862,624
Net income	—	—	—	—	22,426	—	22,426
Other comprehensive income (loss), net of tax	—	—	—	—	—	42,421	42,421
ESOP shares allocated or committed to be released	—	361	—	1,083	—	—	1,444
Compensation costs for equity incentive plans	—	905	—	—	—	—	905
Treasury stock allocated to equity incentive plan	—	(1,390)	623	—	—	—	(767)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,776)	—	(14,776)
Balance at December 31, 2024	$3,323	$1,754,241	$(771,572)	$(21,667)	$923,139	$26,813	$1,914,277

	For the Three Months Ended December 31, 2025
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2025	$3,323	$1,757,813	$(774,340)	$(18,417)	$946,776	$(21,231)	$1,893,924
Net income	—	—	—	—	22,274	—	22,274
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—
ESOP shares allocated or committed to be released	—	401	—	1,083	—	—	1,484
Compensation costs for equity incentive plans	—	1,170	—	—	—	—	1,170
Purchase of treasury stock (139,442 shares)	—	—	(1,905)	—	—	—	(1,905)
Treasury stock allocated to equity incentive plan	—	(3,024)	1,934	—	—	—	(1,090)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,892)	—	(14,892)
Balance at December 31, 2025	$3,323	$1,756,360	$(774,311)	$(17,334)	$954,158	$(21,231)	$1,900,965
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Three Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,274	$22,426
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,654	2,349
Depreciation and amortization	6,257	5,309
Deferred income taxes	(103)	(10)
Provision (release) for credit losses	(1,000)	(1,500)
Net gain on the sale of loans	(2,329)	(1,115)
Other net losses (gains)	101	(19)
Proceeds from sales of loans originated as held for sale	32,452	34,970
Loan originations, acquisitions and principal repayments on loans held for sale	(17,212)	(22,716)
Increase in bank owned life insurance contracts	(2,603)	(2,548)
Net decrease in interest receivable and other assets	6,456	10,109
Net increase (decrease) in accrued expenses and other liabilities	11,801	(1,710)
Net cash provided by operating activities	58,748	45,545
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(983,320)	(799,167)
Principal repayments on loans	840,178	733,146
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	86,217	97,225
Proceeds from sale of:
Loans	89,479	47,802
Real estate owned	—	193
FHLB stock	11,695	4,522
Purchases of:
FHLB stock	(10,359)	—
Securities available for sale	(18,027)	(86,098)
Premises and equipment	(1,662)	(637)
Other	(231)	289
Net cash provided by (used in) investing activities	13,970	(2,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(76,763)	14,431
Net increase in borrowers' advances for insurance and taxes	20,438	26,374
Net increase in principal and interest owed on loans serviced	11,928	10,665
Net (decrease) increase in short-term borrowed funds	(28,000)	41,000
Net increase in Fed Funds purchased	150,000	—
Proceeds from long-term borrowed funds	50,000	—
Repayment of long-term borrowed funds	(100,560)	(175,673)
Cash collateral/settlements (provided to) received from derivative counterparties	(54,391)	58,260
Acquisition or net settlement of treasury shares	(2,988)	(767)
Dividends paid to common shareholders	(15,112)	(14,897)
Net cash used in financing activities	(45,448)	(40,607)
NET INCREASE IN CASH AND CASH EQUIVALENTS	27,270	2,213
CASH AND CASH EQUIVALENTS—Beginning of period	429,439	463,718
CASH AND CASH EQUIVALENTS—End of period	$456,709	$465,931
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$77,621	$82,841
Cash paid for interest on borrowed funds	50,847	54,439
Cash paid (received) for interest on interest rate swaps	(8,492)	(18,173)
Cash paid for income taxes	200	113
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	155	—
Transfer of loans from held for investment to held for sale	67,471	43,702
Transfer of loans from held for sale to held for investment	7,427	1,327
Treasury stock issued for stock benefit plans	3,024	1,390
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other financial services. As of December 31, 2025, approximately 80.9% of the Company’s outstanding shares were owned by the federally chartered mutual holding company, Third Federal Savings, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at December 31, 2025, and its consolidated results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
In accordance with SEC Regulation S-X for interim financial information, these financial statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, contains audited consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026, or for any other period.
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
The Company operates as a single reportable segment that derives revenues primarily from providing residential mortgage loans and deposit products to customers in the United States. The Company's CODM is the CEO, who regularly assesses performance on a consolidated basis and decides how to allocate resources based on net income as reported in the Company's CONSOLIDATED STATEMENTS OF INCOME. The CODM uses net income to evaluate income generated from segment assets (return on assets), compare performance to peer banks and monitor budget-to-actual results. The CODM is also regularly provided with, and reviews, expense information at a level consistent with that disclosed in the Company's consolidated financial statements, including its significant expense categories, such as interest expense, provisions for credit losses, salaries, employee benefits and marketing expense. As the Company consists of one reportable segment, the segment assets are reflected on the CONSOLIDATED STATEMENTS OF CONDITION as "total assets".

2.EARNINGS PER SHARE
Basic EPS represents the earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing EPS amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive EPS, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic EPS calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Performance share units, determined to be contingently issuable and not participating securities, are excluded from the calculation of basic EPS. At December 31, 2025 and 2024, the ESOP held 1,733,356 and 2,166,696 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's EPS calculations.

	For the Three Months Ended December 31,
	2025			2024
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$22,274			$22,426
Less: income allocated to restricted stock units	364			353
Basic earnings per share:
Income available to common shareholders	21,910	278,754,792	$0.08	22,073	278,538,110	$0.08
Diluted earnings per share:
Effect of dilutive potential common shares		1,154,083			1,040,542
Income available to common shareholders	$21,910	279,908,875	$0.08	$22,073	279,578,652	$0.08

The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted EPS because their inclusion would be anti-dilutive.

	For the Three Months Ended December 31,
	2025	2024
Options to purchase shares	701,175	1,513,175
Restricted and performance stock units	849,400	20,000

3.INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below.

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$458,680	$1,891	$(21,320)	$439,251
Fannie Mae certificates	2,595	97	(3)	2,689
Freddie Mac certificates	8,470	151	(17)	8,604
U.S. government and agency obligations	4,009	—	(60)	3,949
Total	$473,754	$2,139	$(21,400)	$454,493

	September 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$477,058	$2,028	$(23,718)	$455,368
Fannie Mae certificates	2,624	98	(3)	2,719
Freddie Mac certificates	8,474	162	(19)	8,617
U.S. government and agency obligations	54,041	4	(90)	53,955
Total	$542,197	$2,292	$(23,830)	$520,659

 At December 31, 2025 and September 30, 2025, investment securities included $0 and $50,032, respectively, of U.S. government obligations pledged as collateral on the Company's open swap positions to meet margin requirements established by the clearing organization. Accrued interest on investment securities is $1,461 and $2,556 at December 31, 2025 and September 30, 2025, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
The following is a summary of the Company's securities portfolio by the period remaining until contractual maturity and by weighted average yield at December 31, 2025 and September 30, 2025. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields are not presented on a tax-equivalent basis and are calculated by multiplying each carry value by its yield and dividing the sum of these results by the total carry values. The Company did not hold any tax-exempt securities at December 31, 2025 or September 30, 2025.

	December 31, 2025			September 30, 2025
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$4,137	$4,076	1.13%	$54,131	$54,045	4.08%
Due after one to five years	872	866	3.29	760	759	3.49
Due after five to ten years	33,593	33,480	3.81	35,600	35,344	3.78
Ten years or greater	435,152	416,071	3.34	451,706	430,511	3.45
Total	$473,754	$454,493	3.35%	$542,197	$520,659	3.54%

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at December 31, 2025 and September 30, 2025, were as follows:

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$22,994	$30	$259,909	$21,290	$282,903	$21,320
Fannie Mae certificates	—	—	100	3	100	3
Freddie Mac certificates	—	—	1,115	17	1,115	17
U.S. government and agency obligations	—	—	3,949	60	3,949	60
Total	$22,994	$30	$265,073	$21,370	$288,067	$21,400

	September 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$18,513	$122	$269,958	$23,596	$288,471	$23,718
Fannie Mae certificates	—	—	100	3	100	3
Freddie Mac certificates	—	—	1,115	19	1,115	19
U.S. government and agency obligations	—	—	3,923	90	3,923	90
Total	$18,513	$122	$275,096	$23,708	$293,609	$23,830
The unrealized losses on investment securities are primarily attributable to increases in market interest rates since the dates of acquisition. The investment portfolio is comprised entirely of securities issued by U.S. government entities and agencies, which supports an expectation of no credit loss estimates since principal and interest payments due on these securities carry the full faith and credit guaranty of the U.S. government. In addition, the U.S. Treasury Department has established financing agreements to ensure Fannie Mae and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.
Since the decline in value is primarily attributable to an increase in market interest rates since the dates of acquisition and not credit quality deterioration, and because there is no intent to sell the securities and it is unlikely that the Company will be required to sell the securities prior to recovery of the amortized cost, the Company did not record an allowance for credit losses on investment securities as of December 31, 2025 or September 30, 2025.

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	December 31, 2025	September 30, 2025
Real estate loans:
Residential Core	$10,649,895	$10,803,813
Residential Home Today	34,772	35,933
Home equity lines of credit	4,238,904	4,062,798
Home equity loans	809,425	749,548
Construction	12,928	12,302
Real estate loans	15,745,924	15,664,394
Other loans	8,515	8,153
Add (deduct):
Deferred loan expenses, net	70,317	69,943
Loans in process	(8,084)	(4,934)
Allowance for credit losses on loans	(74,984)	(74,244)
Loans held for investment, net	$15,741,688	$15,663,312
Loans held for investment are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses and any applicable loans-in-process. Accrued interest is $58,816 and $59,980 as of December 31, 2025 and September 30, 2025, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. At December 31, 2025 and September 30, 2025, the percentage of aggregate Residential Core, Residential Home Today and Construction loans secured by properties in Ohio was 59% at both dates, and the percentage of those loans secured by properties in Florida was 17% at both dates. As of December 31, 2025 and September 30, 2025, home equity lines of credit were concentrated in Ohio (22% at both dates), Florida (21% at both dates), and California (17% at both dates), and home equity loans were concentrated in Ohio (23% at both dates), Florida (20% and 22%, respectively), and California (18% at both dates).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and historical performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to periodic rate adjustments caps and various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $3,830,476 and $3,944,540 at December 31, 2025 and September 30, 2025, respectively.

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
Loans held for sale include loans originated or acquired with the intent to sell which are generally priced in alignment with secondary market pricing and may be subject to loan level pricing adjustments. Additionally, loans originated or acquired for the held for investment portfolio may later be identified for sale and transferred to the held for sale portfolio, which may include loans originated or acquired within the parameters of programs established by Fannie Mae. During the three months ended December 31, 2025 and December 31, 2024, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At December 31, 2025 and September 30, 2025, mortgage loans held for sale totaled $14,440 and $57,662, respectively. During the three months ended December 31, 2025, the principal balance of loans sold, according to trade date, was $109,631 (including loans in contracts pending settlement) compared to $72,031 (including loans in contracts pending settlement) during the three months ended December 31, 2024. During the three months ended December 31, 2025, the amortized cost of loans originated as held for sale that were subsequently transferred to the held for investment portfolio was $7,427, compared to $1,327 during the three months ended December 31, 2024.

DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at December 31, 2025 and September 30, 2025, is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2025
Real estate loans:
Residential Core	$7,841	$2,339	$10,461	$20,641	$10,655,822	$10,676,463
Residential Home Today	845	354	714	1,913	32,410	34,323
Home equity lines of credit	5,406	1,406	5,075	11,887	4,265,053	4,276,940
Home equity loans	904	487	1,072	2,463	813,221	815,684
Construction	—	—	—	—	4,747	4,747
Total real estate loans	14,996	4,586	17,322	36,904	15,771,253	15,808,157
Other loans	—	—	—	—	8,515	8,515
Total	$14,996	$4,586	$17,322	$36,904	$15,779,768	$15,816,672

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2025
Real estate loans:
Residential Core	$6,494	$2,855	$10,470	$19,819	$10,810,686	$10,830,505
Residential Home Today	752	266	560	1,578	33,893	35,471
Home equity lines of credit	4,791	1,382	5,296	11,469	4,089,196	4,100,665
Home equity loans	511	339	935	1,785	753,705	755,490
Construction	—	—	—	—	7,272	7,272
Total real estate loans	12,548	4,842	17,261	34,651	15,694,752	15,729,403
Other loans	—	—	—	—	8,153	8,153
Total	$12,548	$4,842	$17,261	$34,651	$15,702,905	$15,737,556
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
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative allowance, primarily because they have already been subject to collateral review and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. There are no loans 90 or more days past due and still accruing at December 31, 2025 or September 30, 2025.

	December 31, 2025		September 30, 2025
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$19,214	$23,293	$18,861	$23,041
Residential Home Today	2,774	2,868	2,858	3,032
Home equity lines of credit	9,348	10,949	10,071	11,141
Home equity loans	1,657	1,864	1,280	1,492
Total non-accrual loans	$32,993	$38,974	$33,070	$38,706
At December 31, 2025 and September 30, 2025, the amortized cost in non-accrual loans includes $21,657 and $21,458, respectively, which are performing according to the terms of their agreement, of which $13,872 and $13,843, respectively, are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. At December 31, 2025 and September 30, 2025, real estate loans include $12,453 and $9,918, respectively, of loans that were in the process of foreclosure.
Interest on loans in accrual status is recognized in interest income as it accrues on a daily basis. Accrued interest on loans in non-accrual status is written off by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $285 for the three months ended December 31, 2025, and $236 for the three months ended December 31, 2024, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a modification when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a modification that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.

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
Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors, are recognized when forecasted economic data used in the model differs from management's view or contains a significant level of uncertainty. Identifiable model limitations may also lead to qualitative adjustments, such as those made to reflect the expected recovery of loan amounts previously charged-off, beyond what the model is able to project. The qualitative adjustments resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. The net qualitative adjustment at December 31, 2025, was a reduction to the allowance for credit losses of $1,195, compared to a reduction of $1,801 at September 30, 2025. Qualitative adjustments are evaluated quarterly, at a minimum, based on current facts and circumstances.
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

	For the Three Months Ended December 31, 2025
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$39,939	$(1,728)	$(15)	$169	$38,365
Residential Home Today	(2,438)	(150)	(36)	485	(2,139)
Home equity lines of credit	22,069	756	(260)	480	23,045
Home equity loans	14,645	1,181	(137)	12	15,701
Construction	29	(17)	—	—	12
Total real estate loans	$74,244	$42	$(448)	$1,146	$74,984
Total Unfunded Loan Commitments (1)	$30,116	$(1,042)	$—	$—	$29,074
Total Allowance for Credit Losses	$104,360	$(1,000)	$(448)	$1,146	$104,058

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

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2026	2025	2024	2023	2022	Prior			Total
December 31, 2025
Real estate loans:
Residential Core
Pass	$261,832	$665,391	$443,269	$1,332,395	$2,595,383	$5,347,634	$—	$—	$10,645,904
Special Mention	—	—	—	—	—	577	—	—	577
Substandard	—	—	157	1,313	4,425	24,087	—	—	29,982
Total Residential Core	261,832	665,391	443,426	1,333,708	2,599,808	5,372,298	—	—	10,676,463
Residential Home Today (1)
Pass	—	—	—	—	—	31,051	—	—	31,051
Substandard	—	—	—	—	—	3,272	—	—	3,272
Total Residential Home Today	—	—	—	—	—	34,323	—	—	34,323
Home equity lines of credit
Pass	—	—	—	—	—	—	4,204,294	51,558	4,255,852
Special Mention	—	—	—	—	—	—	5,932	269	6,201
Substandard	—	—	—	—	—	—	10,165	4,722	14,887
Total Home equity lines of credit	—	—	—	—	—	—	4,220,391	56,549	4,276,940
Home equity loans
Pass	118,375	290,501	218,667	117,346	40,945	26,205	—	—	812,039
Special Mention	—	248	423	499	47	9	—	—	1,226
Substandard	—	180	317	1,404	241	277	—	—	2,419
Total Home equity loans	118,375	290,929	219,407	119,249	41,233	26,491	—	—	815,684
Total Construction	1,268	3,479	—	—	—	—	—	—	4,747
Total real estate loans
Pass	381,475	959,371	661,936	1,449,741	2,636,328	5,404,890	4,204,294	51,558	15,749,593
Special Mention	—	248	423	499	47	586	5,932	269	8,004
Substandard	—	180	474	2,717	4,666	27,636	10,165	4,722	50,560
Total real estate loans	$381,475	$959,799	$662,833	$1,452,957	$2,641,041	$5,433,112	$4,220,391	$56,549	$15,808,157
(1) No new originations of Home Today loans since fiscal year 2016.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term
	By fiscal year of origination
	2025	2024	2023	2022	2021	Prior			Total
September 30, 2025
Real estate loans:
Residential Core
Pass	$757,380	$468,343	$1,373,019	$2,660,389	$1,626,170	$3,914,125	$—	$—	$10,799,426
Special Mention	—	—	—	—	—	666	—	—	666
Substandard	—	161	2,024	4,000	3,040	21,188	—	—	30,413
Total Residential Core	757,380	468,504	1,375,043	2,664,389	1,629,210	3,935,979	—	—	10,830,505
Residential Home Today (1)
Pass	—	—	—	—	—	31,936	—	—	31,936
Substandard	—	—	—	—	—	3,535	—	—	3,535
Total Residential Home Today	—	—	—	—	—	35,471	—	—	35,471
Home equity lines of credit
Pass	—	—	—	—	—	—	4,028,977	51,726	4,080,703
Special Mention	—	—	—	—	—	—	4,679	370	5,049
Substandard	—	—	—	—	—	—	9,678	5,235	14,913
Total Home equity lines of credit	—	—	—	—	—	—	4,043,334	57,331	4,100,665
Home equity loans
Pass	317,633	236,210	126,622	43,623	13,831	14,336	—	—	752,255
Special Mention	197	538	173	113	—	25	—	—	1,046
Substandard	155	324	1,199	227	106	178	—	—	2,189
Total Home equity loans	317,985	237,072	127,994	43,963	13,937	14,539	—	—	755,490
Total Construction	4,998	2,274	—	—	—	—	—	—	7,272
Total real estate loans
Pass	1,080,011	706,827	1,499,641	2,704,012	1,640,001	3,960,397	4,028,977	51,726	15,671,592
Special Mention	197	538	173	113	—	691	4,679	370	6,761
Substandard	155	485	3,223	4,227	3,146	24,901	9,678	5,235	51,050
Total real estate loans	$1,080,363	$707,850	$1,503,037	$2,708,352	$1,643,147	$3,985,989	$4,043,334	$57,331	$15,729,403
(1) No new originations of Home Today loans since fiscal year 2016.
The following table presents gross charge-offs of residential loan receivables recorded during the fiscal year-to-date periods presented. There were no gross charge-offs in the construction loan portfolios for the periods presented.

	For the Three Months Ended December 31, 2025
	By fiscal year of origination						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	2026	2025	2024	2023	2022	Prior			Total
Real estate loans:
Residential Core	$—	$—	$—	$—	$—	$15	$—	$—	$15
Residential Home Today	—	—	—	—	—	36	—	—	36
Home equity lines of credit	—	—	—	—	—	—	202	58	260
Home equity loans	—	73	49	—	5	10	—	—	137
Total real estate loans	$—	$73	$49	$—	$5	$61	$202	$58	$448

	For the Three Months Ended December 31, 2024
	By fiscal year of origination						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	2025	2024	2023	2022	2021	Prior			Total
Real estate loans:
Residential Core	$—	$—	$—	$—	$—	$1	$—	$—	$1
Residential Home Today	—	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	157	159	316
Home equity loans	—	—	—	—	—	—	—	—	—
Total real estate loans	$—	$—	$—	$—	$—	$1	$157	$159	$317
The home equity lines of credit that converted from revolving to term loans during the three months ended December 31, 2025, totaled $3,437, and during the three months ended December 31, 2024, totaled $3,347. The amount of conversions to term loans is expected to remain relatively low for several years since the length of the draw period on new originations changed from five to 10 years in 2016.
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
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At December 31, 2025 and September 30, 2025, no other loans were graded as non-performing.

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

The following tables present the amortized cost of modifications by type executed during the periods presented for borrowers experiencing financial difficulty. For the three months ended December 31, 2025 and December 31, 2024, there were no modifications made on construction loans.

	For the Three Months Ended December 31, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$621	$293	$171	$—	$1,085	0.01%
Residential Home Today	—	81	28	—	3	112	0.33
Home equity lines of credit	—	—	—	80	—	80	—
Home equity loans	—	—	95	—	—	95	0.01
Total	$—	$702	$416	$251	$3	$1,372	0.01%

	For the Three Months Ended December 31, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$213	$1,030	$177	$—	$1,420	0.01%
Residential Home Today	—	27	138	1	—	166	0.42
Home equity lines of credit	—	46	31	147	—	224	0.01
Home equity loans	—	—	—	—	—	—	—
Total	$—	$286	$1,199	$325	$—	$1,810	0.01%

The following tables present the financial effects of the loan modifications presented above based on the type of modification.

	For the Three Months Ended December 31, 2025			For the Three Months Ended December 31, 2024
	Interest Rate Reduction		Term Extension	Interest Rate Reduction		Term Extension
	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life
	From	To		From	To
Residential Core	5.29%	3.50%	9.6	5.73%	3.50%	13.8
Residential Home Today	—%	—%	11.6	4.00%	3.50%	9.8
Home equity lines of credit	7.25%	3.50%	2.5	6.99%	3.50%	1.2
Home equity loans	—%	—%	0.0	—%	—%	0.0

The performance of loans modified for borrowers experiencing financial difficulty is closely monitored by the Company to evaluate the effectiveness of modification efforts. Modifications made to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms are considered subsequently defaulted. The following table provides information, by type of modification, about loans that were modified within the last 12 months and subsequently defaulted during the three months ended December 31, 2025 and December 31, 2024. There were no home equity loans that subsequently defaulted for the three months ended December 31, 2025 and December 31, 2024.

	For the Three Months Ended December 31, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$396	$78	$—	$474
Residential Home Today	—	—	—	—	—	—
Home equity lines of credit	—	—	45	—	—	45
Total	$—	$—	$441	$78	$—	$519

	For the Three Months Ended December 31, 2024
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$25	$14	$—	$39
Residential Home Today	—	—	58	—	—	58
Home equity lines of credit	—	—	199	—	—	199
Total	$—	$—	$282	$14	$—	$296

The following tables present performance by loan type as of December 31, 2025 and December 31, 2024, on loans modified during the previous 12 months for borrowers experiencing financial difficulties. The loans in delinquency status primarily consisted of loans with significant payment delays prior to modification, which continue to be reported delinquent based on their original contractual terms.

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$—	$80	$393	$473	$3,507	$3,980
Residential Home Today	—	52	111	163	358	521
Home equity lines of credit	64	—	105	169	654	823
Home equity loans	—	—	64	64	95	159
Total	$64	$132	$673	$869	$4,614	$5,483

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$817	$364	$1,301	$2,482	$3,697	$6,179
Residential Home Today	43	149	207	399	159	558
Home equity lines of credit	—	—	230	230	628	858
Home equity loans	—	—	—	—	90	90
Total	$860	$513	$1,738	$3,111	$4,574	$7,685

5.DEPOSITS
Deposit account balances are summarized as follows:

	December 31, 2025	September 30, 2025
Checking accounts	$813,293	$785,785
Savings accounts, excluding money market accounts	1,443,435	1,043,715
Money market accounts	118,264	128,245
Certificates of deposit	7,980,335	8,474,503
	10,355,327	10,432,248
Accrued interest	16,748	14,720
Total deposits	$10,372,075	$10,446,968
The aggregate amount of CDs in denominations of more than $250 was $1,534,429 and $1,533,487 at December 31, 2025 and September 30, 2025, respectively. In accordance with the DFA, the maximum amount of federal deposit insurance is $250 per depositor for each account ownership category.
Brokered CDs (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $879,363 and $902,083 at December 31, 2025 and September 30, 2025, respectively, of which $550,000 and $575,000 were aligned with interest rate swaps as discussed in Note 13. DERIVATIVE INSTRUMENTS. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at December 31, 2025 and September 30, 2025, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
At December 31, 2025, the Association had a maximum borrowing capacity of $7,714,194, of which $4,923,978 was outstanding. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati, as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. The Association also has the ability to purchase Fed Funds through arrangements with other institutions. Additionally, the ability to borrow from the FRB-Cleveland Discount Window is available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio.
Total borrowings at December 31, 2025 are summarized in the table below:

	Borrowing Capacity	Borrowings Available	Borrowings Outstanding
FHLB	$6,800,415	$2,026,437	$4,773,978
FRB Cleveland	478,779	478,779	—
Fed Funds Purchased	435,000	285,000	150,000
Subtotal	$7,714,194	$2,790,216	4,923,978
Accrued Interest			15,857
Total Borrowings			$4,939,835

Maturities of borrowings at December 31, 2025 are summarized in the table below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$1,270,066	3.23%
13 to 24 months	1,225,862	3.56
25 to 36 months	675,000	3.64
37 to 48 months	1,001,627	3.41
49 to 60 months	750,000	3.49
Over 60 months	1,423	1.41
Total Borrowings	4,923,978	3.44
Accrued Interest	15,857
Total	4,939,835
All borrowings have fixed rates during their term ranging up to 240 months. The table above reflects the effective maturities and fixed interest rates of $2,950,000 of short-term FHLB advances that are tied to interest rate swaps discussed in Note 13. DERIVATIVE INSTRUMENTS. Interest is payable monthly for long-term FHLB advances and generally at maturity for FHLB advances with terms of three months or less.
For the three months ended December 31, 2025, and December 31, 2024, net interest expense related to short-term borrowings, with original maturities of twelve months or less, was $28,112 and $25,199, respectively.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss), net of tax and the related tax expense (benefit) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	December 31, 2025				December 31, 2024
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(16,590)	$(1,032)	$(3,609)	$(21,231)	$(21,059)	$8,886	$(3,435)	$(15,608)
Other comprehensive income (loss) before reclassifications	1,845	3,137	56	5,038	(5,503)	59,344	—	53,841
Amounts reclassified	—	(5,038)	—	(5,038)	—	(11,420)	—	(11,420)
Other comprehensive income (loss), net of tax	1,845	(1,901)	56	—	(5,503)	47,924	—	42,421
Balance at end of period	$(14,745)	$(2,933)	$(3,553)	$(21,231)	$(26,562)	$56,810	$(3,435)	$26,813
Tax expense (benefit) netted in other comprehensive income or loss[1]	$432	$(591)	$(56)	$(215)	$(1,634)	$14,231	$—	$12,597

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended December 31,		Line Item in the Consolidated Statements of Income
	2025	2024
Cash flow hedges:
Interest (income) expense	$(6,581)	$(14,812)	Interest expense
Net income tax effect	1,543	3,392	Income tax expense
Net of income tax expense	(5,038)	(11,420)

Amortization of defined benefit plan:
Actuarial loss	—	—	(a)
Net income tax effect	—	—	Income tax expense
Net of income tax expense	—	—

Total reclassifications for the period	$(5,038)	$(11,420)

(a) This item is included in the computation of net periodic pension cost. See Note 9. DEFINED BENEFIT PLAN for additional disclosure.

8.    INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and city jurisdictions. The Company’s combined federal and state effective income tax rate was 21.8% and 21.0% for the three months ended December 31, 2025 and December 31, 2024, respectively. The increase in the effective tax rate is primarily due to higher non-deductible compensation and higher effective income tax rates in certain states that adopted single-sales factor apportionment.
The Company is no longer subject to income tax examinations in its major jurisdictions for tax years ended prior to 2022. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the consolidated financial statements as a component of its provision for income taxes.
The Company makes certain investments in limited partnerships, which invest in affordable housing projects that qualify for the LIHTC. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three months ended December 31, 2025 and December 31, 2024.

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
The Company executed an amendment to terminate the Plan effective December 31, 2025. The Plan's benefit obligation is expected to be settled through lump sum distributions to participants, followed by the purchase of annuity contracts to transfer the Plan's remaining obligation to a third party, within nine to 12 months of plan termination. Pension settlement charges related to the Plan termination, including the recognition of Plan losses recorded within accumulated other comprehensive loss on the Company's CONSOLIDATED STATEMENTS OF CONDITION, are currently expected to occur in the second half of calendar year 2026. Finalization of the Plan termination is subject to certain conditions, including regulatory review, and the Company has the ability to change the effective date of the termination or revoke the decision to terminate the Plan.
The components of net periodic cost recognized in other non-interest expense in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	For the Three Months Ended
	December 31,
	2025	2024
Interest cost	$689	$740
Expected return on plan assets	(789)	(1,197)
Net periodic (benefit) cost	$(100)	$(457)
There were no required minimum employer contributions during the three months ended December 31, 2025. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2026.

10.    EQUITY INCENTIVE PLAN
During the three months ended December 31, 2025, a total of 371,700 restricted stock units and 478,800 performance share units were granted to directors and executive officers. On December 18, 2025, a special one-time equity award (the "Retention Award") was granted to Marc Stefanski, the Company's Chairman, President and Chief Executive Officer. The Retention Award consists of 215,200 restricted stock units and 322,800 performance share units, which are included in the total restricted stock units and performance share units above. The Retention Award was designed to directly incentivize Mr. Stefanski's leadership for the next five years. The awards, including the Retention Award, were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented:

	For the Three Months Ended
	December 31,
	2025	2024
Stock option expense	$20	$27
Restricted stock units expense	724	660
Performance share units expense	426	218
Total stock-based compensation expense	$1,170	$905
At December 31, 2025, 947,775 shares were subject to options, with a weighted average exercise price of $14.92 per share and a weighted average grant date fair value of $1.50 per share. Expected future expense, relating to the 240,000 non-vested options outstanding as of December 31, 2025, is $87 over a weighted average period of 0.9 years. At December 31, 2025, 627,520 restricted stock units and 675,100 performance share units with a weighted average grant date fair value of $13.78 and $13.81 per unit, respectively, are unvested. Expected future compensation expense, relating to the 1,393,268 restricted stock units and 675,100 performance share units outstanding as of December 31, 2025, is $6,961 over a weighted average period of 3.1 years and $8,531 over a weighted average period of 3.8 years, respectively. Each unit is equivalent to one share of common stock.

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
At December 31, 2025, the Company had commitments to originate or acquire loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$82,386	$445
Adjustable-rate mortgage loans	13,106	74
Home equity lines of credit	103,284	1,105
Home equity loans	73,577	1,575
Total	$272,353	$3,199
At December 31, 2025, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$5,574,340	$25,825
Construction loans	8,084	50
Total	$5,582,424	$25,875
At December 31, 2025, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $5,629,816.
At December 31, 2025 and September 30, 2025, the Company had $11,298 and $59,340, respectively, in commitments to sell mortgage loans. At December 31, 2025 and September 30, 2025, the Company had $38,457 and $28,460, respectively, in commitments to acquire mortgage loans, which are included in mortgage loan commitments above.
The above commitments are expected to be funded through normal operations.
The Company is undergoing an escheat audit covering the states of Ohio, Kentucky and Florida. Any potential loss, or range of potential loss, that may result from this matter is not reasonably estimable at December 31, 2025.
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operation, or statements of cash flows.

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
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2025 and September 30, 2025, this includes $454,493 and $520,659, respectively, of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations, that can include items issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from independent third-party nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third-party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value with the exception of mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. The Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans, as permitted under the fair value guidance in U.S. GAAP. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At December 31, 2025 and September 30, 2025, there were $11,365 and $22,861 of loans held for sale subject to pending agency contracts measured at fair value, respectively, with unpaid principal balances of $11,149 and $22,306. For the three months ended December 31, 2025 and December 31, 2024, net gain (loss) on the sale of loans included $(110) and $(57), related to gains or losses during the period due to changes in the fair value of loans held for sale subject to pending agency contracts. At December 31, 2025 and September 30, 2025, there were $3,075 and $34,801 of loans held for sale carried at cost, respectively. Loans held for sale are included in Level 2 of the hierarchy. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at December 31, 2025 and September 30, 2025, were $1,975 and $1,921, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2025 and September 30, 2025, these adjustments were not significant to reported fair values. At December 31, 2025 and September 30, 2025, $2,413 and $2,355, respectively, of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis, where the cost basis equals or exceeds the estimated fair values, less estimated costs to dispose, of $438 and $434, respectively. There were no real estate owned carried at their original or adjusted cost basis at December 31, 2025 and September 30, 2025.
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

Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at December 31, 2025 and September 30, 2025, are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$439,251	$—	$439,251	$—
Fannie Mae certificates	2,689	—	2,689	—
Freddie Mac securities	8,604	—	8,604	—
U.S. government and agency obligations	3,949	—	3,949	—
Mortgage loans held for sale	11,365	—	11,365	—
Derivatives:
Interest rate lock commitments	—	—	—	—
Total	$465,858	$—	$465,858	$—
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$63	$—	$63	$—
Total	$63	$—	$63	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$455,368	$—	$455,368	$—
Fannie Mae certificates	2,719	—	2,719	—
Freddie Mac certificates	8,617	—	8,617	—
U.S. government and agency obligations	53,955	—	53,955	—
Mortgage loans held for sale	22,861	—	22,861	—
Derivatives:
Interest rate lock commitments	272	—	—	272
Total	$543,792	$—	$543,520	$272
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$351	$—	$351	$—
Total	$351	$—	$351	$—

The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended December 31,
	2025	2024
Beginning balance	$272	$395
Gain during the period due to changes in fair value:
Included in other non-interest income	(272)	(369)
Ending balance	$—	$26
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$—	$26
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$44,582	$—	$—	$44,582
Real estate owned(1)	2,413	—	—	2,413
Total	$46,995	$—	$—	$46,995

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$45,275	$—	$—	$45,275
Real estate owned(1)	2,355	—	—	2,355
Total	$47,630	$—	$—	$47,630
(1)Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value
	December 31, 2025	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$44,582	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	3.5%

	Fair Value
	September 30, 2025	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$45,275	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	3.2%

Interest rate lock commitments	$272	Quoted Secondary Market pricing	Closure rate	0	-	100%	98.7%

The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	December 31, 2025
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$26,722	$26,722	$26,722	$—	$—
Interest-earning cash equivalents	429,987	429,987	429,987	—	—
Investment securities available for sale	454,493	454,493	—	454,493	—
Mortgage loans held for sale	14,440	14,488	—	14,488	—
Loans, net:
Mortgage loans held for investment	15,733,173	14,678,418	—	—	14,678,418
Other loans	8,515	8,515	—	—	8,515
Federal Home Loan Bank stock	234,027	234,027	N/A	—	—
Accrued interest receivable	60,295	60,295	—	60,295	—
Cash collateral received from or held by counterparty	58,809	58,809	58,809	—	—
Derivatives	—	—	—	—	—
Liabilities:
Checking and savings accounts	$2,374,992	$2,374,992	$—	$2,374,992	$—
Certificates of deposit	7,997,083	8,014,295	—	8,014,295	—
Borrowed funds	4,939,835	4,968,266	—	4,968,266	—
Borrowers’ advances for insurance and taxes	133,606	133,606	—	133,606	—
Principal, interest and escrow owed on loans serviced	42,256	42,256	—	42,256	—
Derivatives	63	63	—	63	—

	September 30, 2025
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$24,176	$24,176	$24,176	$—	$—
Interest-earning cash equivalents	405,263	405,263	405,263	—	—
Investment securities available for sale	520,659	520,659	—	520,659	—
Mortgage loans held for sale	57,662	58,325	—	58,325	—
Loans, net:
Mortgage loans held for investment	15,655,159	14,564,394	—	—	14,564,394
Other loans	8,153	8,153	—	—	8,153
Federal Home Loan Bank stock	235,363	235,363	N/A	—	—
Accrued interest receivable	62,553	62,553	—	62,553	—
Cash collateral received from or held by counterparty	6,910	6,910	6,910	—	—
Derivatives	272	272	—	—	272
Liabilities:
Checking and savings accounts	$1,957,745	$1,957,745	$—	$1,957,745	$—
Certificates of deposit	8,489,223	8,511,443	—	8,511,443	—
Borrowed funds	4,870,219	4,892,273	—	4,892,273	—
Borrowers’ advances for insurance and taxes	113,168	113,168	—	113,168	—
Principal, interest and escrow owed on loans serviced	30,328	30,328	—	30,328	—
Derivatives	351	351	—	351	—

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
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges, are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Derivatives qualifying as cash flow hedges are settled daily, bringing their fair value to $0. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions continue to be highly effective as of December 31, 2025.
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

	December 31, 2025			September 30, 2025
		Weighted Average			Weighted Average
	Notional Value	Term (years)	Fixed-Rate Payments	Notional Value	Term (years)	Fixed-Rate Payments
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$1,475,000	2.4	2.89%	$1,675,000	2.2	2.95%
Other Liabilities	2,025,000	2.9	3.64	1,900,000	3.2	3.66
Total cash flow hedges: Interest rate swaps	$3,500,000	2.7	3.32%	$3,575,000	2.7	3.32%

	December 31, 2025		September 30, 2025
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$—	$—	$11,500	$272
Forward Commitments for the sale of mortgage loans
Other Liabilities	11,298	(63)	59,340	(351)
Total derivatives not designated as hedging instruments	$11,298	$(63)	$70,840	$(79)
The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

		Three Months Ended
	Location of Gain or (Loss)	December 31,
	Recognized in Income	2025	2024
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$4,090	$76,967
Amount of gain reclassified from AOCI	Interest expense: Borrowed funds and Deposits	6,581	14,812

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$(272)	$(369)
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	288	70
The Company estimates that $1,751 of the amounts reported in AOCI will be reclassified as a reduction to interest expense during the twelve months ending December 31, 2026.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts, rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as an intermediary on each cleared transaction. At December 31, 2025 and September 30, 2025, there was $58,809 and $6,910, respectively, of cash collateral included in other assets, and $0 and $50,032, respectively, included in investment securities related to initial margin requirements that are held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

14.    RECENT ACCOUNTING PRONOUNCEMENTS
Adopted during the three months ended December 31, 2025
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures". The amendments in this ASU aim to improve the transparency and effectiveness of income tax disclosures for investors and stakeholders. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income tax paid. The Company will be required to provide updated effective tax rate disclosures in a tabular format. The Company adopted the amended guidance on October 1, 2025 and will provide required disclosures, applied retrospectively, in the Annual Report on Form 10-K for the fiscal year ending September 30, 2026.
Issued but not yet adopted as of December 31, 2025
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU, or retrospectively to all prior periods presented in the financial statements. Management is currently evaluating the impact of this standard on the Company's consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets under ASC 606. The update is effective for fiscal years beginning after December 15, 2025, and interim periods beginning after December 15, 2026. Adoption of this ASU can be applied prospectively for reporting periods after its effective date with early adoption permitted. Management is evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company's consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40). The amendments in this update are intended to improve the accounting for internal-use software. The ASU simplifies the capitalization guidance by removing all references to the sequential software development stages throughout ASC 350-40. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The amendments in this ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU, or retrospectively to all prior periods presented in the financial statements, or through a modified transition approach that is based on the status of the respective projects. Management is evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company's consolidated financial statements.
In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326). The amendments in this update expand the use of the gross-up approach to certain acquired loans beyond purchased financial assets with credit deterioration. The new guidance is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The amendments in this update must be adopted prospectively to loans that are acquired on or after the initial application date. Management is evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company's consolidated financial statements.

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

●	decreased demand for our products and services and lower revenue and earnings because of a recession or other events;
●	changes in consumer spending, borrowing and savings habits, including repayment speeds on loans;
●	adverse changes and volatility in the securities markets, credit markets or real estate markets;
●	our ability to manage market risk, credit risk, liquidity risk, reputational risk, regulatory risk and compliance risk;
●	our ability to manage operational risk, including cybersecurity risk and artificial intelligence risk;
●	our ability to access cost-effective funding;
●	legislative or regulatory changes that adversely affect our business, including changes in regulatory costs and capital requirements and changes related to our ability to pay dividends and the ability of Third Federal Savings, MHC to waive dividends;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the FASB or the PCAOB;
●	the adoption of implementing regulations by a number of different regulatory bodies, and uncertainty in the exact nature, extent and timing of such regulations and the impact they will have on us;
●	our ability to enter new markets successfully and take advantage of growth opportunities;
●	the continuing governmental efforts to restructure the U.S. financial and regulatory system;
●	future adverse developments concerning Fannie Mae or Freddie Mac;
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
Since being organized in 1938, we grew to become, at the time of our initial public offering of stock in 2007, and continue to be, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with Having Fun.” Our values are reflected in the design and pricing of our loan and deposit products, as described below. Our values are further reflected in a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office was established and continues to be located and where we've been the developer of a community of 51 homes, intended to serve the low- to moderate income home owner. We intend to continue to adhere to our primary values and to support our customers and the communities in which we operate as we pursue our mission to help people achieve the dream of home ownership and financial security while creating value for our customers, our communities, our associates and our shareholders.
Consumers, businesses, and governments alike are navigating an elevated level of economic uncertainty as inflation remains elevated, the labor market is showing signs of weakness, and current global trade policies are being deliberated by the markets. The FRS implemented three consecutive 25 basis point rate cuts between September and the end of December 2025. It is possible that the easing cycle will continue in 2026; however, uncertainty can lead to volatility in interest rates and spreads, and create a challenging operating environment. Taking all of this into consideration, we remain committed to our mission, business model, and strategic approach. Specifically, (1) our capital ratios remain a primary source of financial strength; (2) our core deposits remain stable and the majority of our deposit accounts fall within FDIC insurance limits; (3) we maintain adequate access to contingent sources of liquidity; and (4) our risk management practices around an array of financial disciplines are robust and commensurate to an institution of our size and complexity.
Capital ratios remain a source of financial strength for the Company and the Association as all capital ratios, including the Company's Common Equity Tier 1 Capital ratio of 17.35%, exceed the regulatory requirement to be considered "Well Capitalized". Additional details on our capital ratios are reported in the Liquidity and Capital Resources section of this Item 2.
The Company maintains high-quality core deposits distributed primarily across our Ohio and Florida branch network in products tailored toward consumers seeking non-transactional savings. As of December 31, 2025, 95.8% of our $9.49 billion retail deposit base consists of accounts structured under the FDIC insured limit of $250,000. The Company has the ability to fund 100% of all uninsured deposit balances through sources described later in this Item 2 under the heading Liquidity and Capital Resources.
The Company retains ample and diverse sources of liquidity and funding, beyond deposits. At December 31, 2025, our combined additional borrowing capacity under the Association's blanket pledge arrangements with the FHLB of Cincinnati and the FRB Cleveland along with our ability to purchase Fed Funds through arrangements with other institutions totaled $2.79 billion. We also hold marketable securities that could be sold and converted to cash. Further details about liquidity and funding are described in the section labelled Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth of this Item 2.
We operate a multi-disciplined risk management program that emphasizes stress testing and scenario analysis in the realms of interest rate risk, credit risk, market risk and liquidity risk. Key risk indicators are proactively monitored and reported throughout the organization, up to and including the Board of Directors. The program is supported by a multi-line of defense approach in which internal oversight functions of risk management and internal audit grant their fully autonomous opinion of the process with an ability to issue findings for remediation if deemed necessary. The program is also regularly exposed to additional scrutiny in the form of regulatory oversight. Management established the risk management framework with an appropriate level of sophistication such that it fully encapsulates all identified areas of risk, in conjunction with a necessary level of governance, to promote the program’s intention of properly identifying and managing our risk profile.
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
A challenge to our business model occurs when there are rapid and substantial changes in short-term rates or there is an extended inverted yield curve where short-term rates exceed long-term rates. When short-term rates drop, our home equity line of credit portfolio, indexed to the prime rate, reprices immediately, whereas interest rates on certificate of deposit accounts and borrowings generally reprice at maturity. An inverted yield curve impacts our balance sheet even after it becomes positive because our assets, originated at historically low yields, pay down at slower rates than our sources of funding, creating the risk that a portion of our liabilities are at costs higher than the yields we earn on a portion of our assets. These economic environments may result in decreases in our net interest income and our net interest margin.
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

Levels of Regulatory Capital
At December 31, 2025, the Company’s Tier 1 (leverage) capital totaled $1.87 billion, or 10.75%, of net average assets and 17.35% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.71 billion, or 9.81%, of net average assets and 15.82% of risk-weighted assets. Each of these measures is in excess of the requirements in effect at December 31, 2025, for designation as “well capitalized” under regulatory prompt corrective action provisions. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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
We also offer a 10-year, fully amortizing fixed-rate, first mortgage loan. The opportunities to attract 10-year, fixed-rate loans are better during periods of higher refinance activity. The 10-year, fixed-rate loan has a more desirable interest rate risk profile when compared to loans with fixed-rate terms of 15 to 30 years and can help to more effectively manage interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation.

The following tables set forth our first mortgage loan production and period end principal balances segregated by loan structure at origination:

	For the Three Months Ended December 31, 2025		For the Three Months Ended December 31, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations and Acquired Loans:
ARM (all Smart Rate) production	$38,668	12.3%	$23,835	13.5%
Fixed-rate production:
Terms less than or equal to 10 years	2,411	0.7	1,203	0.7
Terms greater than 10 years	274,308	87.0	151,454	85.8
Total fixed-rate production	276,719	87.7	152,657	86.5
Total First Mortgage Loan Originations and Acquired Loans	$315,387	100.0%	$176,492	100.0%

	December 31, 2025		September 30, 2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of First Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$3,830,476	35.9%	$3,944,540	36.3%
Fixed-rate Loans:
Terms less than or equal to 10 years	578,351	5.4	623,413	5.8
Terms greater than 10 years	6,275,840	58.7	6,271,793	57.9
Total fixed-rate loans	6,854,191	64.1	6,895,206	63.7
Total First Mortgage Loans Held For Investment	$10,684,667	100.0%	$10,839,746	100.0%
The following table sets forth the principal balances and yields as of December 31, 2025, for all ARM loans segregated by the next scheduled interest rate reset date:

	Current Balance of ARM Loans Scheduled for Interest Rate Reset	Yield
During the Fiscal Years Ending September 30,	(Dollars in thousands)
2026	$1,411,389	3.86%
2027	1,668,013	3.18%
2028	469,975	4.88%
2029	134,430	6.17%
2030	73,057	6.59%
2031	73,612	6.14%
Total	$3,830,476	3.86%
At December 31, 2025 and September 30, 2025, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and substantially all of which were held for sale to Fannie Mae, totaled $14.4 million and $57.7 million, respectively.

Loan Portfolio Yield
The following tables set forth the principal balance and interest yield as of December 31, 2025, for the portfolio of loans held for investment, by type of loan, structure and geographic location. Weighted average yields are based on principal balances as of December 31, 2025.

	December 31, 2025
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$578,351	3.7%	2.69%
Terms greater than 10 years	6,275,840	39.8	4.29
Total Fixed-Rate Residential Mortgage loans	6,854,191	43.5	4.15

ARMs	3,830,476	24.3	3.86
Home Equity Lines of Credit	4,238,904	26.9	5.95
Home Equity Loans	809,425	5.2	6.96
Construction and Other Loans	21,443	0.1	6.12
Total Loans Receivable	$15,754,439	100.0%	4.72%

	December 31, 2025
	Balance	Fixed Rate Balance	Fixed Rate Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,266,167	$4,967,242	79.3%	4.11%
Florida	1,784,302	878,637	49.2	3.82
Other	2,634,198	1,008,312	38.3	4.07
Total Residential Mortgage Loans	10,684,667	6,854,191	64.1	4.05
Home Equity Lines of Credit
Ohio	$933,789	$6,341	0.7%	5.95%
Florida	898,639	6,432	0.7	5.90
California	715,152	2,785	0.4	5.97
Other	1,691,324	2,558	0.2	5.98
Total Home Equity Lines of Credit	4,238,904	18,116	0.4	5.95
Home Equity Loans
Ohio	$182,449	152,632	83.7	6.60%
Florida	163,974	125,167	76.3	6.93
California	149,594	113,981	76.2	6.92
Other	313,408	257,433	82.1	7.20
Total Home Equity Loans	809,425	649,213	80.2	6.96
Construction and Other Loans	21,443	21,443	100.0	6.12
Total Loans Receivable	$15,754,439	$7,542,963	47.9%	4.72%

Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. Increasing our investments in loans with variable rates of interest help to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. We strive to grow the home equity line of credit portfolio through offering competitive rates, marketing efforts and by utilizing partners to attract more home equity line of credit customers. At December 31, 2025, the principal balance of home equity lines of credit (including those in repayment) that are structured to reset with each prime rate adjustment totaled $4.24 billion. Our home equity lending is discussed in the Lending Activities section of this Item 2.
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
The Association uses swaps to extend the duration of its funding sources with a relatively lower cost of borrowing. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occur and the notional principal amount does not appear on our balance sheet. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets and compounds daily over a specified interval (generally one to three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. Concurrent with the execution of each swap, the Association enters into a short-term borrowing or issues brokered CDs in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with either the Company's variable rate borrowings from the FHLB of Cincinnati or brokered CDs. For more details, refer to Notes 6. BORROWED FUNDS and 13. DERIVATIVE INSTRUMENTS of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
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
During the three months ended December 31, 2025, $109.6 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, primarily to Fannie Mae on a servicing retained basis. Of these sold or committed loans, $80.6 million were originated as agency-compliant first mortgage loans, $12.4 million were acquired through a correspondent lending partnership, and $16.7 million were originated under Fannie Mae's Home Ready initiative. At

December 31, 2025, loans classified as held for sale totaled $14.4 million. At December 31, 2025, we serviced $2.19 billion of loans we originated or acquired and later sold to investors.
We continue to consider liquidity and balance sheet management, as well as secondary market pricing, in evaluating the opportunity to sell loans. Loan sales are discussed in more detail within the Liquidity and Capital Resources section of this Item 2.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. At December 31, 2025, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that are at least 150 days past due, but not later than 180 days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing.
In an effort to limit our credit risk exposure and keep it consistent with the low risk appetite approved by the Board of Directors, the credit eligibility criteria is evaluated to ensure a successful homeowner has the primary source of repayment, followed by a collateral position that allows for a secondary source of repayment, if needed. Products that do not result in an effective mix of repayment ability are not offered. We believe we use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current quarter, the average credit score was 772 and the average LTV was 71% at origination. Our current delinquency levels reflect the higher credit standards to which we subject all new originations. As of December 31, 2025, loans originated or acquired had a balance of $15.83 billion, of which $36.8 million, or 0.23%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, where a large portion of our historical lending has occurred. At December 31, 2025, approximately 58.6% and 16.7% of the combined total of our residential Core and construction loans were held for investment in Ohio and Florida, respectively, and approximately 22.1% and 21.0% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 26 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010, levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loans originated in the three months ended December 31, 2025, 20.2% are secured by properties in states other than Ohio or Florida.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. At December 31, 2025, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 9.81%. The Association's Tier 1 (leverage) capital ratio at December 31, 2025, included the negative impact of a $65 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2025. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered deposits), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. To attract deposits, we typically offer rates that are competitive with the rates on similar products offered by other financial institutions. At December 31, 2025, deposits totaled $10.37 billion (including $879.4 million of brokered CDs), while borrowings totaled $4.94 billion and borrowers’ advances and servicing escrows totaled $175.9 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.

While our retail deposit customers provide our primary source of funding, we maintain many alternative funding sources. First, we pledge available real estate mortgage loans with the FHLB of Cincinnati and the FRB-Cleveland. At December 31, 2025, the Association had the ability to borrow a maximum of $6.80 billion from the FHLB of Cincinnati and $478.8 million from the FRB-Cleveland Discount Window. As of December 31, 2025, our capacity for additional borrowing from the FHLB of Cincinnati was $2.03 billion. Second, we have the ability to purchase overnight Fed Funds up to $435.0 million through various arrangements with other institutions, of which $285.0 million is available as of December 31, 2025. Third, we invest in high quality marketable securities that exhibit limited market price variability and, to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At December 31, 2025, our investment securities portfolio totaled $454.5 million. Fourth, selling loans in the secondary market is a regular source of liquidity. During the three months ended December 31, 2025, we sold, or committed to sell $109.6 million in loans primarily to Fannie Mae. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2025 and 2024, cash flows from operations provided $58.7 million and $45.5 million, respectively.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.29% for the three months ended December 31, 2025, and 1.13% for the three months ended December 31, 2024. As of December 31, 2025, our average assets per full-time employee and our average deposits per full-time employee were $18.1 million and $10.7 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered CDs) held at our branch offices ($263.7 million per branch office as of December 31, 2025) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses to help offset margin compression.

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are defined as those made in accordance with U.S. GAAP that involve significant judgments, estimates and uncertainties, and could potentially give rise to materially different results under different assumptions and conditions. We believe that the most critical accounting policies and estimates upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are those with respect to our allowance for credit losses, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. Given the higher risk inherent in home equity loans and lines of credit and our experience during periods of weak housing markets and potential uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. We have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At December 31, 2025, we had an amortized cost of $4.28 billion in home equity lines of credit and $815.7 million in home equity loans outstanding, of which $6.1 million, or 0.12%, were delinquent 90 days or more.
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

	For the Three Months Ended December 31,
	2025	2024
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the period)	$74,244	$70,002
Charge-offs on real estate loans:
Total Residential Core	15	1
Total Residential Home Today	36	—
Home equity lines of credit
Ohio	46	199
Florida	168	30
California	—	18
Other	46	69
Total home equity lines of credit	260	316
Home equity loans
Ohio	8	—
Florida	46	—
Other	83	—
Total home equity loans	137	—
Total charge-offs	448	317
Recoveries on real estate loans:
Residential Core	169	519
Residential Home Today	485	479
Home equity lines of credit	480	758
Home equity loans	12	9
Total recoveries	1,146	1,765
Net recoveries	698	1,448
Provision (release) of allowance for credit losses on loans	42	(891)
Allowance balance for loans (end of the period)	$74,984	$70,559

Allowance balance for credit losses on unfunded commitments (beginning of the period)	$30,116	$27,811
Release of allowance for credit losses on unfunded loan commitments	(1,042)	(609)
Allowance balance for unfunded loan commitments (end of the period)	29,074	27,202
Allowance balance for all credit losses (end of the period)	$104,058	$97,761
Ratios:
Allowance for credit losses on loans to non-accrual loans at end of the period	192.39%	193.23%
Allowance for credit losses on loans to the total amortized cost in loans at end of the period	0.47%	0.46%

The following table sets forth additional information with respect to net recoveries by category for the periods indicated rounded to the nearest tenth of a percent.

	For the Three Months Ended December 31,
	2025	2024
Net recoveries to average loans outstanding (annualized)
Real estate loans:
Residential Core	0.00%	0.01%
Residential Home Today	0.01	0.01
Home equity lines of credit	0.01	0.01
Home equity loans	0.00	0.00
Total net recoveries to average loans outstanding (annualized)	0.02%	0.03%
We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses. We reported net recoveries in each quarter for the past seven years, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution. During the three months ended December 31, 2025 and December 31, 2024, recoveries exceeded loan charge-offs by $0.7 million and $1.4 million, respectively. During the three months ended December 31, 2025 and December 31, 2024, gross charge-offs were $0.4 million and $0.3 million, respectively. Delinquent loans continue to be evaluated for potential losses and provisions are recorded for the estimate of potential losses of those loans.
During the three months ended December 31, 2025, the total allowance for credit losses decreased to $104.1 million, from $104.4 million at September 30, 2025. The total allowance for credit losses is comprised of the asset portion, which is applied to the loan portfolio and the liability portion, which is applied to off-balance sheet exposures, primarily related to undrawn equity exposures. During the three months ended December 31, 2025, the asset and liability portions of the total allowance increased to $75.0 million from $74.2 million and decreased to $29.1 million from $30.1 million, respectively. We recorded a $1.0 million net release of allowance for credit losses for the period, consisting a $1.0 million release of provision for credit losses on off-balance sheet exposures. There was no provision for credit losses on loans during the period.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. The slight decrease in the allowance for credit losses applied to the loan portfolio during the three months ended December 31, 2025, was primarily related to a lower net recovery forecast for total qualitative factors, while equity increases and mortgage decreases in loan loss dollars were offset for quantitative forecasts to remain relatively flat.
The amortized cost of the residential Core portfolio decreased 1.4%, or $154.0 million, and its total allowance decreased 3.9%, or $1.6 million, as of December 31, 2025, compared to September 30, 2025. The amortized cost of the home equity lines of credit portfolio increased 4.3%, or $176.3 million, and its total allowance increased 4.4% to $23.0 million, from $22.1 million at September 30, 2025. The amortized cost of the home equity loans increased 8.0%, or $60.2 million, and its total allowance increased 7.2% to $15.7 million, from $14.6 million at September 30, 2025. As we are no longer originating loans under our Home Today program, there is an expected net recovery position for this portfolio which was $2.1 million at December 31, 2025 and $2.4 million at September 30, 2025. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans, which is driving the allowance balance for the Home Today loans to be negative. Refer to the "Activity in the Allowance for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information.

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

	December 31, 2025			September 30, 2025
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$38,365	51.2%	67.7%	$39,939	53.8%	69.0%
Residential Home Today	(2,139)	(2.8)	0.2	(2,438)	(3.3)	0.2
Home equity lines of credit	23,045	30.7	26.9	22,069	29.8	25.9
Home equity loans	15,701	20.9	5.1	14,645	19.7	4.8
Construction	12	—	0.1	29	—	0.1
Allowance for credit losses on loans	$74,984	100.0%	100.0%	$74,244	100.0%	100.0%

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

	December 31, 2025		September 30, 2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,232,987		$6,304,128
Florida	1,782,764		1,811,897
Other	2,634,144		2,687,788
Total Residential Core	10,649,895	67.6%	10,803,813	68.9%
Total Residential Home Today	34,772	0.2	35,933	0.2
Home equity lines of credit
Ohio	933,789		902,048
Florida	898,639		872,045
California	715,152		681,709
Other	1,691,324		1,606,996
Total home equity lines of credit	4,238,904	26.9	4,062,798	25.9
Home equity loans
Ohio	182,449		174,984
Florida	163,974		162,395
California	149,594		136,930
Other	313,408		275,239
Total home equity loans	809,425	5.1	749,548	4.8
Construction loans
Ohio	10,373		10,711
Florida	2,555		1,400
Other	—		191
Total construction	12,928	0.2	12,302	0.2
Other loans	8,515	—	8,153	—
Total loans receivable	15,754,439	100.0%	15,672,547	100.0%
Deferred loan expenses, net	70,317		69,943
Loans in process	(8,084)		(4,934)
Allowance for credit losses on loans	(74,984)		(74,244)
Total loans receivable, net	$15,741,688		$15,663,312

The following table provides the amortized cost and an analysis of our real estate loans held for investment disaggregated by refreshed FICO score, year of origination and portfolio at December 31, 2025. FICO scores are updated quarterly as available. The Company treats the FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk. Revolving loans reported at amortized cost include home equity lines of credit currently in their draw period, therefore not by year of origination. Revolving loans converted to term are home equity lines of credit that are in repayment.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2026	2025	2024	2023	2022	Prior			Total
	(Dollars in thousands)
December 31, 2025
Real estate loans:
Residential Core
<680	$2,403	$20,947	$18,820	$60,271	$117,438	$240,173	$—	$—	$460,052
680-740	45,703	116,442	48,006	144,259	292,615	554,611	—	—	1,201,636
741+	212,200	522,048	374,958	1,121,786	2,157,143	4,419,644	—	—	8,807,779
Unknown (1)	1,526	5,954	1,642	7,392	32,612	157,870	—	—	206,996
Total Residential Core	261,832	665,391	443,426	1,333,708	2,599,808	5,372,298	—	—	10,676,463
Residential Home Today (2)
<680	—	—	—	—	—	15,815	—	—	15,815
680-740	—	—	—	—	—	7,064	—	—	7,064
741+	—	—	—	—	—	9,046	—	—	9,046
Unknown (1)	—	—	—	—	—	2,398	—	—	2,398
Total Residential Home Today	—	—	—	—	—	34,323	—	—	34,323
Home equity lines of credit
<680	—	—	—	—	—	—	248,291	11,231	259,522
680-740	—	—	—	—	—	—	828,525	11,108	839,633
741+	—	—	—	—	—	—	3,108,629	29,603	3,138,232
Unknown (1)	—	—	—	—	—	—	34,946	4,607	39,553
Total Home equity lines of credit	—	—	—	—	—	—	4,220,391	56,549	4,276,940
Home equity loans
<680	—	9,393	13,449	11,159	1,958	1,712	—	—	37,671
680-740	36,968	53,092	47,392	23,571	6,174	3,332	—	—	170,529
741+	81,407	228,104	157,891	83,625	32,614	20,694	—	—	604,335
Unknown (1)	—	340	675	894	487	753	—	—	3,149
Total Home equity loans	118,375	290,929	219,407	119,249	41,233	26,491	—	—	815,684
Construction
680-740	96	354	—	—	—	—	—	—	450
741+	1,172	3,125	—	—	—	—	—	—	4,297
Total Construction	1,268	3,479	—	—	—	—	—	—	4,747
Total net real estate loans	$381,475	$959,799	$662,833	$1,452,957	$2,641,041	$5,433,112	$4,220,391	$56,549	$15,808,157

(1) Data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal year 2016.

The following table provides amortized cost and an analysis of our real estate loans held for investment by origination LTV, origination year and portfolio at December 31, 2025. Subsequent to origination, LTVs are only updated for our home equity loans and lines of credit and for collateral-dependent residential mortgage loans.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2026	2025	2024	2023	2022	Prior			Total
	(Dollars in thousands)
December 31, 2025
Real estate loans:
Residential Core
<80%	$115,100	$234,608	$172,218	$456,786	$1,487,693	$2,985,781	$—	$—	$5,452,186
80-89.9%	112,747	309,117	217,929	692,879	924,368	2,187,865	—	—	4,444,905
90-100%	33,985	121,508	53,279	184,043	186,798	196,304	—	—	775,917
>100%	—	—	—	—	—	618	—	—	618
Unknown (1)	—	158	—	—	949	1,730	—	—	2,837
Total Residential Core	261,832	665,391	443,426	1,333,708	2,599,808	5,372,298	—	—	10,676,463
Residential Home Today (2)
<80%	—	—	—	—	—	7,069	—	—	7,069
80-89.9%	—	—	—	—	—	10,833	—	—	10,833
90-100%	—	—	—	—	—	16,421	—	—	16,421
Total Residential Home Today	—	—	—	—	—	34,323	—	—	34,323
Home equity lines of credit(3)
<80%	—	—	—	—	—	—	3,994,351	44,815	4,039,166
80-89.9%	—	—	—	—	—	—	223,980	10,822	234,802
90-100%	—	—	—	—	—	—	798	90	888
>100%	—	—	—	—	—	—	970	168	1,138
Unknown (1)	—	—	—	—	—	—	292	654	946
Total Home equity lines of credit	—	—	—	—	—	—	4,220,391	56,549	4,276,940
Home equity loans
<80%	111,849	282,155	214,614	116,042	39,808	23,725	—	—	788,193
80-89.9%	6,526	8,774	4,793	3,207	1,402	1,127	—	—	25,829
90-100%	—	—	—	—	—	565	—	—	565
>100%	—	—	—	—	23	1,074	—	—	1,097
Total Home equity loans	118,375	290,929	219,407	119,249	41,233	26,491	—	—	815,684
Construction
<80%	802	1,742	—	—	—	—	—	—	2,544
80-89.9%	466	1,737	—	—	—	—	—	—	2,203
Total Construction	1,268	3,479	—	—	—	—	—	—	4,747
Total net real estate loans	$381,475	$959,799	$662,833	$1,452,957	$2,641,041	$5,433,112	$4,220,391	$56,549	$15,808,157

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal year 2016.
(3) Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
At December 31, 2025, the unpaid principal balance of the home equity loans and lines of credit portfolio consisted of $809.4 million in home equity loans (which included $18.0 million in bridge loans) and $4.24 billion in home equity lines of credit (which included $56.2 million of home equity lines of credit which are in repayment and no longer eligible to be drawn upon).

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of home equity loans, home equity lines of credit and bridge loan portfolios as of December 31, 2025. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$2,604,548	$910,379	0.06%	60%	42%
Florida	1,813,130	883,961	0.18	56	46
California	1,596,018	707,296	0.11	59	50
Other (1)	3,743,309	1,681,029	0.09	62	51
Total home equity lines of credit in draw period	9,757,005	4,182,665	0.11	60	47
Home equity lines in repayment	56,239	56,239	1.07	59	29
Home equity loans and bridge loans	809,425	809,425	0.13	57	51
Total	$10,622,669	$5,048,329	0.12%	59%	48%
(1)No other individual state has a committed or drawn balance greater than 10% of our total home equity lending portfolio and 5% of total loan balances.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2025. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
The principal balance of home equity lines of credit in the draw period that have a current CLTV over 80% or unknown, based on drawn amount, is $46.8 million, or 1.1% of the total, at December 31, 2025. In recognition of the past weakness in the housing market, we continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
At December 31, 2025, 22.3% of the home equity lending portfolio was either in a first lien position (11.7%), in a subordinate (second) lien position behind a first lien that we held (8.7%) or behind a first lien that was held by a loan that we originated, sold and now serviced for others (1.9%). At December 31, 2025, 11.9% of the home equity line of credit portfolio in the draw period were making only the minimum payment on the outstanding line balance. Minimum payments include both a principal and interest component.

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

	Loans Delinquent for
December 31, 2025	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$5,766	$3,798	$9,564
Florida	1,603	3,155	4,758
Other	2,811	3,508	6,319
Total Residential Core	10,180	10,461	20,641
Residential Home Today	1,199	714	1,913
Home equity lines of credit
Ohio	1,379	758	2,137
Florida	2,159	1,650	3,809
California	754	1,036	1,790
Other	2,520	1,631	4,151
Total Home equity lines of credit	6,812	5,075	11,887
Home equity loans
Ohio	240	339	579
Florida	613	358	971
California	50	135	185
Other	488	240	728
Total Home equity loans	1,391	1,072	2,463
Total	$19,582	$17,322	$36,904

	Loans Delinquent for
September 30, 2025	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$5,046	$3,939	$8,985
Florida	2,578	2,474	5,052
Other	1,725	4,057	5,782
Total Residential Core	9,349	10,470	19,819
Residential Home Today	1,018	560	1,578
Home equity lines of credit
Ohio	1,263	916	2,179
Florida	2,045	1,709	3,754
California	1,228	934	2,162
Other	1,637	1,737	3,374
Total Home equity lines of credit	6,173	5,296	11,469
Home equity loans
Ohio	218	271	489
Florida	266	363	629
California	—	106	106
Other	366	195	561
Total Home equity loans	850	935	1,785
Total	$17,390	$17,261	$34,651

Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.11% of total net loans at December 31, 2025, and September 30, 2025. The percentage of loans seriously delinquent in the residential Core portfolio remained at 0.07% for both periods. Serious delinquencies in the home equity lines of credit portfolio remained at 0.03% for both periods. Serious delinquencies in the Home Today and home equity loans portfolios at December 31, 2025 and September 30, 2025, respectively, are immaterial due to the low level of seriously delinquent loans as compared to the total net loans at each period.
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

	December 31, 2025	September 30, 2025
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$23,293	$23,041
Residential Home Today	2,868	3,032
Home equity lines of credit	10,949	11,141
Home equity loans	1,864	1,492
Total non-accrual loans	38,974	38,706
Real estate owned	1,975	1,921
Total non-performing assets	$40,949	$40,627
Ratios:
Total non-accrual loans to total loans	0.25%	0.25%
Total non-accrual loans to total assets	0.22%	0.22%
Total non-performing assets to total assets	0.23%	0.23%
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
The amortized cost of collateral-dependent loans includes loans that have returned to accrual status when contractual payments became less than 90 days past due. These loans continue to be individually evaluated based on collateral until, at a minimum, contractual payments are less than 30 days past due. Additionally, the amortized cost of non-accrual loans includes loans that are not collateral‑dependent, as these loans are still assessed collectively for credit losses under CECL. The table below sets forth a reconciliation of the amortized costs and categories between non-accrual loans and collateral-dependent loans at the dates indicated.

	December 31, 2025	September 30, 2025
	(Dollars in thousands)
Non-Accrual Loans	$38,974	$38,706
Accruing Collateral-Dependent Loans	11,588	12,205
Less: Loans Collectively Evaluated	(5,980)	(5,636)
Total Collateral-Dependent loans	$44,582	$45,275

Comparison of Financial Condition at December 31, 2025 and September 30, 2025
Total assets increased $42.4 million, or less than 1%, to $17.50 billion at December 31, 2025, from $17.46 billion at September 30, 2025. This change was mainly the result of increases in loans held for investment and prepaid expenses and other assets, partially offset by decreases in investment securities available for sale and loans held for sale.
Cash and cash equivalents increased $27.3 million, or 6.4%, to $456.7 million at December 31, 2025, from $429.4 million at September 30, 2025. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section.

Investment securities, all of which are classified as available for sale, decreased $66.2 million, or 12.71%, to $454.5 million at December 31, 2025, from $520.7 million at September 30, 2025. The decrease was primarily due to maturities exceeding purchases during the quarter ended December 31, 2025. During the quarter ended December 31, 2025, a $50.0 million treasury security matured and was not replaced.
Mortgage loans held for sale decreased by $43.3 million, or 75.0%, to $14.4 million at December 31, 2025, from $57.7 million at September 30, 2025, due to a decrease in both loans committed to forward sales and loans identified for future sale.
Loans held for investment, net of deferred loan fees and allowance for credit losses, increased $78.4 million, or 0.5%, to $15.74 billion at December 31, 2025, from $15.66 billion at September 30, 2025. During the three months ended December 31, 2025, the home equity loans and lines of credit portfolio increased $236.0 million and residential core mortgage loans decreased $153.9 million as repayments and sales outpaced the volume of residential mortgage loans originated and acquired.
The changes in loans held for investment were affected by the volume of loans originated, acquired and sold. During the three months ended December 31, 2025, total first mortgage loan originations were $315.4 million compared to $427.9 million for the quarter ended September 30, 2025, and $176.5 million for the three months ended December 31, 2024. Of total residential mortgage loans originated and acquired during the current period, $268.5 million (85.1%) were purchase transactions and $38.7 million (12.3%) were adjustable rate loans. Commitments originated for home equity loans and lines of credit were $531.1 million for the quarter ended December 31, 2025, compared to $645.4 million for the quarter ended September 30, 2025, and $559.0 million for the quarter ended December 31, 2024. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information.
Other assets, including prepaid expenses, increased $46.7 million, or 41.8%, to $158.4 million at December 31, 2025, from $111.7 million at September 30, 2025. The increase was primarily the result of a $47.9 million increase in margin requirement on swap contracts after an investment security that had been posted as collateral matured during the three months ended December 31, 2025.
Deposits decreased $74.9 million, or 0.7%, to $10.37 billion at December 31, 2025, from $10.45 billion at September 30, 2025. The decrease in deposits included a $494.2 million decrease in the CD portfolio and a $10.0 million decrease in money market accounts, partially offset by a $399.7 million increase in savings accounts, and a $27.5 million increase in checking accounts. The maturity of CDs that convert to tiered-interest savings accounts at maturity led to the movement between the CD and savings account portfolios between the periods compared. At December 31, 2025, brokered CDs totaled $879.4 million and included $550.0 million of one- to three-month certificates of deposit accounts aligned with pay-fixed interest rate swap contracts. Based on FDIC insurance limits by ownership structure, uninsured deposits were $401.5 million and $387.3 million at December 31, 2025 and September 30, 2025, respectively.
Borrowed funds increased $69.6 million, or 1.43%, to $4.94 billion at December 31, 2025, from $4.87 billion at September 30, 2025. The total balance of borrowed funds at December 31, 2025, consisted of $1.55 billion of long-term advances with a weighted average maturity of approximately 1.7 years, $2.95 billion of three-month advances, aligned with interest rate swap contracts, with a remaining weighted average effective maturity of approximately 2.8 years, $270.0 million in overnight borrowings, all from the FHLB, and $150 million of federal funds purchased.
Borrowers' advances for insurance and taxes increased by $20.4 million to $133.6 million at December 31, 2025, from $113.2 million at September 30, 2025. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.
Accrued expenses and other liabilities increased $8.2 million, or 8.1%, to $109.9 million at December 31, 2025, from $101.7 million at September 30, 2025. The increase was primarily related to a $5.5 million increase related to federal income tax liability. There was also a $4.7 million increase in liability due to the timing of real estate taxes paid and a $1.7 million increase in accrued compensation expense.
Total shareholders’ equity increased $7.0 million, or less than 1%, to $1.90 billion at December 31, 2025, from $1.89 billion at September 30, 2025. The increase reflects $22.3 million of net income, reduced by dividends of $14.9 million. Other changes include a positive net adjustment of $1.6 million related to stock compensation and employee stock ownership plans and $1.9 million of stock repurchases. During the three months ended December 31, 2025, a total of 139,442 shares of our common stock were repurchased at an average cost of $13.66 per share. The Company's eighth stock repurchase program allows for a total of 10,000,000 shares to be repurchased, with 4,804,644 shares remaining to be repurchased at December 31, 2025. As a result of a mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns approximately 80.9% of the outstanding stock of the Company, was able to waive the receipt of its share of the dividend paid. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended December 31, 2025 and 2024
Average Balances and Yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	December 31, 2025			December 31, 2024
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$386,878	$3,827	3.96%	$424,111	$4,949	4.67%
Investment securities	20,064	194	3.87	60,183	674	4.48
Mortgage-backed securities	460,043	4,047	3.52	454,332	3,781	3.33
Loans (2)	15,793,474	184,946	4.68	15,326,120	172,152	4.49
Federal Home Loan Bank stock	233,298	4,758	8.16	225,977	5,212	9.23
Total interest-earning assets	16,893,757	197,772	4.68	16,490,723	186,768	4.53
Noninterest-earning assets	536,886			524,634
Total assets	$17,430,643			$17,015,357
Interest-bearing liabilities:
Checking accounts	$790,898	70	0.04	$826,383	90	0.04
Savings accounts	1,247,736	3,563	1.14	1,289,788	3,353	1.04
Certificates of deposit	8,359,946	75,570	3.62	8,058,740	74,499	3.70
Borrowed funds	4,827,275	42,889	3.55	4,653,328	40,498	3.48
Total interest-bearing liabilities	15,225,855	122,092	3.21	14,828,239	118,440	3.19
Noninterest-bearing liabilities	282,935			271,640
Total liabilities	15,508,790			15,099,879
Shareholders’ equity	1,921,853			1,915,478
Total liabilities and shareholders’ equity	$17,430,643			$17,015,357
Net interest income		$75,680			$68,328
Interest rate spread (1)(3)			1.47%			1.34%
Net interest-earning assets (4)	$1,667,902			$1,662,484
Net interest margin (1)(5)		1.79%			1.66%
Average interest-earning assets to average interest-bearing liabilities	110.95%			111.21%
Selected performance ratios:
Return on average assets (1)		0.51%			0.53%
Return on average equity (1)		4.64%			4.68%
Average equity to average assets		11.03%			11.26%
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
General. Net income decreased $0.1 million, or 0.4%, to $22.3 million for the quarter ended December 31, 2025, from $22.4 million for the quarter ended December 31, 2024. The decrease in net income was primarily attributable to an increase in non-interest expense, partially offset by increases in net interest income and non-interest income.

Interest and Dividend Income. Interest and dividend income increased $11.0 million, or 5.9%, to $197.8 million during the current quarter, compared to $186.8 million during the same quarter of the prior year. The increase in interest and dividend income was primarily the result of an increase in interest income on loans, offset by decreases in income earned on FHLB stock and other interest-bearing cash equivalents.
Interest income on loans increased $12.7 million, or 7.4%, to $184.9 million during the current quarter, compared to $172.2 million for the same quarter of the prior year. This change was primarily attributed to a 19 basis point increase in the average yield on loans for the quarter ended December 31, 2025, to 4.68%, compared to 4.49% for the same quarter of the prior year. It was also attributed to a 3.0%, or $467.4 million, increase in the average balance of loans to $15.79 billion for the quarter ended December 31, 2025, compared to $15.33 billion during the same quarter of the prior year, as new loan production exceeded principal repayments and loan sales.
Interest Expense. Interest expense increased $3.7 million, or 3.1%, to $122.1 million during the current quarter, compared to $118.4 million for the quarter ended December 31, 2024. The increase primarily resulted from an increase in interest expense on certificate of deposits and borrowed funds.
Interest expense on CDs, net of related interest rate swap contracts, increased $1.1 million, or 1.5%, to $75.6 million during the current quarter, compared to $74.5 million for the quarter ended December 31, 2024. The increase was primarily attributed to a $301.2 million, or 3.7%, increase in the average balance of CDs to $8.36 billion during the current quarter, from $8.06 billion during the same quarter of the prior year, partially offset by an 8 basis point decrease in the average rate paid on CDs, to 3.62% for the current quarter, from 3.70% for the same quarter of the prior year.
Interest expense on savings accounts increased $0.2 million to $3.6 million during the quarter ended December 31, 2025, compared to $3.4 million for the quarter ended December 31, 2024. The increase was attributed to a 10 basis point increase in the average rate paid on savings accounts, to 1.14% during the current quarter, when compared to the quarter ended December 31, 2024, offset by a $42.1 million, or 3.3%, decrease in the average balance of savings accounts.
Interest expense on borrowed funds, net of related interest rate swap contracts, increased $2.4 million, or 5.9%, to $42.9 million during the current quarter, compared to $40.5 million for the quarter ended December 31, 2024. This increase was attributed to an increase in the average balance of borrowed funds of $173.9 million, or 3.7%, to $4.83 billion during the current quarter from an average balance of $4.65 billion during the same quarter of the prior year, as well as a 7 basis point increase in the average rate paid on borrowed funds, to 3.55% during the current quarter, when compared to the quarter ended December 31, 2024. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $7.4 million to $75.7 million during the current quarter, compared to $68.3 million for the quarter ended December 31, 2024. The increase was primarily due to an increase in average balance and yield of interest-earning assets, partially offset by an increase in the average balance and weighted average rate paid on interest-bearing liabilities.

Average interest-earning assets during the current quarter increased $403.0 million, or 2.4%, when compared to the quarter ended December 31, 2024. The increase in average interest-earning assets was attributed primarily to an increase in the average balance of loans, offset by a decrease in the average balance of investment securities. The yield on interest-earning assets increased 15 basis points to 4.68% from 4.53%. The average balance of interest-bearing liabilities increased $397.6 million, primarily due to an increase in the average balance of CDs and borrowed funds. The cost on interest-bearing liabilities increased 2 basis points to 3.21% from 3.19%.

The interest rate spread increased 13 basis points to 1.47% compared to 1.34% during the same quarter last year. The net interest margin increased 13 basis points to 1.79% in the current quarter compared to 1.66% for the same quarter last year. Refer to Controlling Our Interest Rate Risk Exposure of the Overview section for further discussion.
Provision (Release) for Credit Losses. We recorded a release of the allowance for credit losses on loans and off-balance sheet exposures of $1.0 million during the quarter ended December 31, 2025, compared to a release of $1.5 million during the quarter ended December 31, 2024. The overall allowance decreased during the quarter primarily due to a decline in unfunded commitments for loan originations.. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. During the quarter ended December 31, 2025, we recorded net recoveries of $0.7 million compared to net recoveries of $1.4 million for the quarter ended December 31, 2024. Refer to the Lending Activities section of Item 2. and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.

Non-Interest Income. Non-interest income increased $1.5 million, or 23.1%, to $8.0 million during the current quarter, compared to $6.5 million for the quarter ended December 31, 2024, primarily due to increases of $0.3 million in loan fees and service charges and $1.2 million in net gain on the sales of loans.
Non-Interest Expense. Non-interest expense increased $8.3 million, or 17.3%, to $56.2 million during the current quarter, compared to $47.9 million for the quarter ended December 31, 2024. The increase primarily consisted of a $2.5 million increase in marketing expense, a $3.9 million increase in salaries and employee benefits and a $1.0 million increase in office property, equipment and software.
Income Tax Expense. The provision for income taxes increased $0.2 million to $6.2 million during the current quarter, compared to $6.0 million for the quarter ended December 31, 2024. The provision for the current quarter included $5.6 million of federal income tax provision and $0.6 million of state income tax expense. The provision for the quarter ended December 31, 2024 included $5.5 million of federal income tax provision and $0.5 million of state income tax expense. Our effective federal tax rate was 20.1% and 19.8% during the quarters ended December 31, 2025 and December 31, 2024, respectively.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of the average cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total average interest-earning assets). For the three months ended December 31, 2025, our liquidity ratio averaged 5.25%. We had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2025.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, scheduled liability maturities and the objectives of our asset/liability management program. Excess liquidity is generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent upon our operating, financing, lending and investing activities during any given period. At December 31, 2025, cash and cash equivalents totaled $456.7 million, which represented an increase of 6.4% from $429.4 million at September 30, 2025.
Investment securities classified as available-for-sale, all of which are government guaranteed, provide additional sources of liquidity, totaled $454.5 million at December 31, 2025.
During the three-month period ended December 31, 2025, we settled $120.8 million of loan sales and had commitments to sell $11.3 million of mortgage loans primarily to Fannie Mae at December 31, 2025.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS.
At December 31, 2025, we had $272.4 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $5.57 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of December 31, 2025, totaled $5.61 billion, or 54.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before December 31, 2026. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investment securities. During the three months ended December 31, 2025, we originated $315.4 million of residential mortgage loans and $531.1 million of commitments for home equity loans and lines of credit, while during the three months ended December 31, 2024, we originated $176.5 million of residential mortgage loans and $559.0 million of commitments for home equity loans and lines of credit. We purchased $18.1 million of securities during the three months ended December 31, 2025, and $86.1 million during the three months ended December 31, 2024. Also, during the three months ended December 31, 2025 and December 31, 2024, we acquired $46.7 million and $40.8 million of long-term, residential mortgage loans, respectively.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $74.9 million during the three months ended December 31, 2025, compared to a net increase of $12.2 million during the three months ended December 31, 2024. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the three months ended December 31, 2025, there was a $22.7 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $879.4 million at December 31, 2025. At December 31, 2024, the balance of brokered CDs was $1.10 billion. Principal and interest owed on loans serviced for others experienced a net increase of $11.9 million to $42.3 million during the three months ended December 31, 2025, compared to a net increase of $10.7 million to $39.4 million during the three months ended December 31, 2024. During the three months ended December 31, 2025, we increased our total borrowings by $69.6 million primarily to fund loan growth. During the three months ended December 31, 2024, our total borrowings decreased by $136.5 million.
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
At December 31, 2025, we had $4.77 billion of FHLB of Cincinnati advances, no outstanding borrowings from the FRB-Cleveland Discount Window and $150.0 million of borrowings in the form of Fed Funds. During the three months ended December 31, 2025, we had average outstanding advances from the FHLB of Cincinnati of $4.83 billion, as compared to average outstanding advances of $4.65 billion during the three months ended December 31, 2024. Refer to the Extending the Duration of Funding Sources section of the Overview for further discussion.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.
The Association and the Company elected to apply the CECL regulatory capital transition provisions issued by the federal banking agencies under the 2019 CECL Rule and the 2020 CECL Interim Final Rule. Pursuant to these provisions, the day‑one CECL adoption impact and eligible subsequent changes in the allowance for credit losses were deferred and phased into regulatory capital in accordance with the prescribed transition methodology. The transition period was completed as of September 30, 2025, and CECL is now fully reflected in the Company’s and the Association’s regulatory capital ratios.
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the standard minimum capital requirements. At December 31, 2025, the Association exceeded the regulatory requirement for the "capital conservation buffer".

As of December 31, 2025, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands). Capital remains a source of financial strength for the Association and the Company. Preserving capital to levels in excess of regulatory minimums is a priority for the Association and the Company, especially given the uncertainty and pressures of the current economic environment. The Association intends to maintain minimum capital ratios to exceed total capital to risk-weighted assets of 13.0%, tier 1 (leverage) capital to net average assets of 9.0%, and tier 1 capital to risk-weighted assets of 11.0%.

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,812,525	16.79%	$1,079,629	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,708,468	9.81%	870,967	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,708,468	15.82%	863,703	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,708,468	15.82%	701,759	6.50%
The capital ratios of the Company as of December 31, 2025, are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,978,291	18.31%
Tier 1 (Leverage) Capital to Net Average Assets	1,874,234	10.75%
Tier 1 Capital to Risk-Weighted Assets	1,874,234	17.35%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,874,234	17.35%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2025, the Company received a $65 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its CONSOLIDATED STATEMENTS OF CONDITION but reduced the Association's reported capital ratios. At December 31, 2025, the Company had, in the form of cash and a demand loan from the Association, $167.6 million of funds readily available to support its stand-alone operations.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Company and Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long-term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, NII is based on static balance sheet projections going one year and two years forward and assumes pricing levels based on projected interest rate environments to calculate net interest income. NII sensitivity is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established for the Association that are compared with the actual month-end results. These limits are regularly approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter-end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy.
The following table presents the estimated changes in the Company’s and Association's EVE and NII at December 31, 2025, that would result from the indicated changes in the United States Treasury yield curve and other relevant market interest rates.

TFS Financial Corporation
Change in Interest Rates (basis points)	Estimated EVE (1)		Estimated NII (2)
	Amount	Percentage Change	Amount	Percentage Change
	(Dollars in thousands)
+200	$1,279,286	(19.98)%	$370,137	9.96%
+100	1,476,348	(7.65)%	354,176	5.22%
0	1,598,624	—%	336,598	—%
-100	1,705,480	6.68%	313,340	(6.91)%
-200	1,723,911	7.84%	287,781	(14.50)%

Third Federal Savings and Loan Association
Change in Interest Rates (basis points)	Estimated EVE (1)		Estimated NII (2)
	Amount	Percentage Change	Amount	Percentage Change
	(Dollars in Thousands)
+200	$1,082,795	(22.76)%	$358,480	8.94%
+100	1,279,746	(8.71)%	344,589	4.72%
0	1,401,909	—%	329,069	—%
-100	1,508,652	7.61%	307,854	(6.45)%
-200	1,526,967	8.92%	284,325	(13.60)%
(1)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Estimated EVE assumes an instantaneous uniform change in interest rates at all maturities.
(2)Estimated NII is calculated for the prospective 12 months ending December 31, 2026, in the event that market interest rates used in the simulation were adjusted instantaneously (termed a "shocked" format) during the 12 month measurement period to an aggregate increase as indicated in the Change in Interest Rates column.
The tables above indicate that at December 31, 2025, in the event of an increase of 200 basis points in all interest rates, the Company and Association would experience a 19.98% and 22.76% decrease in EVE, respectively. In the event of a 100 basis point decrease in interest rates, the Company and Association would experience an 6.68% and 7.61% increase in EVE, respectively.

The following tables are based on the calculations contained in the previous tables, and set forth the change in the EVE at a +200 basis point rate of shock at December 31, 2025, with comparative information as of September 30, 2025. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

TFS Financial Corporation
Risk Measure (+200 Basis Points Rate Shock)	At December 31, 2025	At September 30, 2025
Pre-Shock EVE	$1,598,624	$1,560,859
Post-Shock EVE	$1,279,286	$1,227,595
Amount Change in EVE	$(319,338)	$(333,264)
Percentage Change in EVE	(19.98)%	(21.35)%

Third Federal Savings and Loan Association
Risk Measure (+200 Basis Points Rate Shock)	At December 31, 2025	At September 30, 2025
Pre-Shock EVE	$1,401,909	$1,410,325
Post-Shock EVE	$1,082,795	$1,077,257
Amount Change in EVE	$(319,114)	$(333,068)
Percentage Change in EVE	(22.76)%	(23.62)%
Accordingly, although the EVE presented in the tables above provides an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which seek to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and fixed-rate loans funded by retail deposits and borrowings from the FHLB, and which the collective activity is intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in an improvement of upside +200 shock valuation sensitivity of 1.38% and 0.85% at December 31, 2025, when compared to the measures at September 30, 2025, for the Company and Association, respectively. Factors contributing to the improvement included decrease in market interest rates, capital actions by the Association, and changes due to business activity. While our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions (reductions) to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition (reduction) of longer duration funding sources.
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

Part II — Other Information

Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of December 31, 2025, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Item 1A. Risk Factors
During the quarter ended December 31, 2025, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 25, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)The following table summarizes our stock repurchase activity during the quarter ended December 31, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans

Period
October 1, 2025 through October 31, 2025	62,442	$13.32	62,442	4,881,644
November 1, 2025 through November 30, 2025	23,000	13.85	23,000	4,858,644
December 1, 2025 through December 31, 2025	54,000	13.98	54,000	4,804,644
	139,442	$13.66	139,442

(1)On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock, and repurchases began on January 6, 2017. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. At December 31, 2025, 4,804,644 shares of outstanding common stock remain to be repurchased. This program has no expiration date.
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
Following the receipt of the members’ approval at the July 8, 2025, special meeting, the MHC filed a notice with, and subsequently received the non-objection from, the Federal Reserve Bank of Cleveland for the proposed dividend waiver.
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
During the quarter ended December 31, 2025, no trading plans, intended to satisfy the affirmative defense of Rule 10b5-1, were terminated or adopted by a director or officer of the Company.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, filed on February 5, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	February 5, 2026	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	February 5, 2026	/s/ Meredith S. Weil
Meredith S. Weil
Chief Financial Officer