Form 10-Q
period 2026-03-31
TFS Financial CORP
filed 2026-05-07
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of May 5, 2026, there were 280,432,141 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.0% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

ACL: Allowance for Credit Losses	FHFA: Federal Housing Finance Agency
AOCI: Accumulated Other Comprehensive Income	FHLB: Federal Home Loan Bank
ARM: Adjustable Rate Mortgage	FICO: Fair Isaac Corporation
ASC: Accounting Standards Codification	FRB-Cleveland: Federal Reserve Bank of Cleveland
ASU: Accounting Standards Update	Freddie Mac: Federal Home Loan Mortgage Corporation
Association: Third Federal Savings and Loan	FRS: Board of Governors of the Federal Reserve System
Association of Cleveland	GAAP: Generally Accepted Accounting Principles
CDs: Certificates of Deposit	Ginnie Mae: Government National Mortgage Association
CECL: Current Expected Credit Losses	GVA: General Valuation Allowance
CET1: Common Equity Tier 1	HPI: Home Price Index
CFPB: Consumer Financial Protection Bureau	IRR: Interest Rate Risk
CLTV: Combined Loan-to-Value	LIHTC: Low Income Housing Tax Credit
CODM: Chief Operating Decision Maker	LTV: Loan-to-Value
Company: TFS Financial Corporation and its subsidiaries	NII: Net Interest Income
DFA: Dodd-Frank Wall Street Reform and Consumer	OCC: Office of the Comptroller of the Currency
Protection Act	OCI: Other Comprehensive Income
EPS: Earnings per Share	PCAOB: Public Company Accounting Oversight Board
ESOP: Third Federal Employee (Associate) Stock	REMICs: Real Estate Mortgage Investment Conduits
Ownership Plan	REO: Real Estate Owned
EVE: Economic Value of Equity	SEC: United States Securities and Exchange Commission
Fannie Mae: Federal National Mortgage Association	Third Federal Savings, MHC: Third Federal Savings
FASB: Financial Accounting Standards Board	and Loan Association of Cleveland, MHC
FDIC: Federal Deposit Insurance Corporation

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	March 31, 2026	September 30, 2025
ASSETS
Cash and due from banks	$25,122	$24,176
Other interest-earning cash equivalents	412,159	405,263
Cash and cash equivalents	437,281	429,439
Investment securities available for sale (amortized cost $476,384 and $542,197, respectively)	454,625	520,659
Mortgage loans held for sale ($5,051 and $22,861 measured at fair value, respectively)	5,051	57,662
Loans held for investment, net:
Mortgage loans	15,738,734	15,659,460
Other loans	8,254	8,153
Deferred loan expenses, net	70,253	69,943
Allowance for credit loss on loans	(74,900)	(74,244)
Loans, net	15,742,341	15,663,312
Mortgage loan servicing rights, net	8,975	8,549
Federal Home Loan Bank stock, at cost	244,361	235,363
Real estate owned, net	1,383	1,921
Premises, equipment, and software, net	43,429	40,022
Accrued interest receivable	59,927	62,553
Bank owned life insurance contracts	329,360	325,149
Other assets	152,937	111,687
TOTAL ASSETS	$17,479,670	$17,456,316
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$10,187,391	$10,446,968
Borrowed funds	5,142,391	4,870,219
Borrowers’ advances for insurance and taxes	96,518	113,168
Principal, interest, and related escrow owed on loans serviced	29,197	30,328
Accrued expenses and other liabilities	101,703	101,709
Total liabilities	15,557,200	15,562,392
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,476,186 and 280,590,497 outstanding at March 31, 2026 and September 30, 2025, respectively	3,323	3,323
Paid-in capital	1,758,387	1,757,813
Treasury stock, at cost; 51,842,564 and 51,728,253 shares at March 31, 2026 and September 30, 2025, respectively	(776,404)	(774,340)
Unallocated ESOP shares	(16,250)	(18,417)
Retained earnings—substantially restricted	962,213	946,776
Accumulated other comprehensive income (loss)	(8,799)	(21,231)
Total shareholders’ equity	1,922,470	1,893,924
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,479,670	$17,456,316
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$183,515	$171,506	$368,461	$343,658
Investment securities available for sale	3,985	4,755	8,226	9,210
Other interest and dividend earning assets	7,969	9,691	16,554	19,852
Total interest and dividend income	195,469	185,952	393,241	372,720
INTEREST EXPENSE:
Deposits	73,792	75,379	152,995	153,321
Borrowed funds	43,871	38,524	86,760	79,022
Total interest expense	117,663	113,903	239,755	232,343
NET INTEREST INCOME	77,806	72,049	153,486	140,377
PROVISION (RELEASE) FOR CREDIT LOSSES	—	1,500	(1,000)	—
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	77,806	70,549	154,486	140,377
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,498	2,221	5,010	4,445
Net gain on the sale of loans	1,744	1,187	4,073	2,302
Increase in and death benefits from bank owned life insurance contracts	2,718	2,680	5,482	5,362
Other	477	980	920	1,462
Total non-interest income	7,437	7,068	15,485	13,571
NON-INTEREST EXPENSE:
Salaries and employee benefits	30,184	27,666	60,672	54,272
Marketing services	4,026	4,632	10,265	8,286
Office property, equipment and software	7,932	7,617	15,688	14,461
Federal insurance premium and assessments	3,552	3,673	6,799	7,258
State franchise tax	1,146	1,199	2,213	2,246
Other expenses	8,559	6,301	15,992	12,506
Total non-interest expense	55,399	51,088	111,629	99,029
INCOME BEFORE INCOME TAXES	29,844	26,529	58,342	54,919
INCOME TAX EXPENSE	6,597	5,508	12,821	11,472
NET INCOME	$23,247	$21,021	$45,521	$43,447
Earnings per share—basic and diluted	$0.08	$0.07	$0.16	$0.15
Weighted average shares outstanding
Basic	278,858,428	278,729,388	278,806,040	278,632,698
Diluted	279,934,262	279,719,382	279,906,185	279,644,307
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net income	$23,247	$21,021	$45,521	$43,447
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale	(1,912)	5,271	(67)	(232)
Net change in cash flow hedges	14,344	(31,292)	12,443	16,632
Net change in defined benefit plan obligation	—	—	56	—
Total other comprehensive income (loss)	12,432	(26,021)	12,432	16,400
Total comprehensive income (loss)	$35,679	$(5,000)	$57,953	$59,847
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended March 31, 2025
	Common Stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2024	$3,323	$1,754,241	$(771,572)	$(21,667)	$923,139	$26,813	$1,914,277
Net Income	—	—	—	—	21,021	—	$21,021
Other comprehensive income (loss), net of tax	—	—	—	—	—	(26,021)	$(26,021)
ESOP shares allocated or committed to be released	—	312	—	1,083	—	—	$1,395
Compensation costs for equity incentive plans	—	950	—	—	—	—	$950
Treasury stock allocated to equity incentive plans	—	(449)	449	—	—	—	$—
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,965)	—	$(14,965)
Balance at March 31, 2025	$3,323	$1,755,054	$(771,123)	$(20,584)	$929,195	$792	$1,896,657

	For the Three Months Ended March 31, 2026
	Common Stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2025	$3,323	$1,756,360	$(774,311)	$(17,334)	$954,158	$(21,231)	$1,900,965
Net Income	—	—	—	—	23,247	—	23,247
Other comprehensive income (loss), net of tax	—	—	—	—	—	12,432	12,432
ESOP shares allocated or committed to be released	—	451	—	1,084	—	—	1,535
Compensation costs for equity incentive plans	—	1,573	—	—	—	—	1,573
Purchase of treasury stock (148,754 shares)	—	—	(2,090)	—	—	—	(2,090)
Treasury stock allocated to equity incentive plans	—	3	(3)	—	—	—	—
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(15,192)	—	(15,192)
Balance at March 31, 2026	$3,323	$1,758,387	$(776,404)	$(16,250)	$962,213	$(8,799)	$1,922,470

	For the Six Months Ended March 31, 2025
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2024	$3,323	$1,754,365	$(772,195)	$(22,750)	$915,489	$(15,608)	$1,862,624
Net income	—	—	—	—	43,447	—	43,447
Other comprehensive income (loss), net of tax	—	—	—	—	—	16,400	16,400
ESOP shares allocated or committed to be released	—	673	—	2,166	—	—	2,839
Compensation costs for equity incentive plans	—	1,855	—	—	—	—	1,855
Treasury stock allocated to equity incentive plan	—	(1,839)	1,072	—	—	—	(767)
Dividends declared to common shareholders ($0.5650 per common share)	—	—	—	—	(29,741)	—	(29,741)
Balance at March 31, 2025	$3,323	$1,755,054	$(771,123)	$(20,584)	$929,195	$792	$1,896,657

	For the Six Months Ended March 31, 2026
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2025	$3,323	$1,757,813	$(774,340)	$(18,417)	$946,776	$(21,231)	$1,893,924
Net income	—	—	—	—	45,521	—	45,521
Other comprehensive income (loss), net of tax	—	—	—	—	—	12,432	12,432
ESOP shares allocated or committed to be released	—	852	—	2,167	—	—	3,019
Compensation costs for equity incentive plans	—	2,743	—	—	—	—	2,743
Purchase of treasury stock (288,196 shares)	—	—	(3,995)	—	—	—	(3,995)
Treasury stock allocated to equity incentive plan	—	(3,021)	1,931	—	—	—	(1,090)
Dividends declared to common shareholders ($0.5650 per common share)	—	—	—	—	(30,084)	—	(30,084)
Balance at March 31, 2026	$3,323	$1,758,387	$(776,404)	$(16,250)	$962,213	$(8,799)	$1,922,470
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Six Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,521	$43,447
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	5,762	4,694
Depreciation and amortization	12,104	10,863
Deferred income taxes	(91)	20
Provision (release) for credit losses	(1,000)	—
Net gain on the sale of loans	(4,073)	(2,302)
Other net losses (gains)	319	(19)
Proceeds from sales of loans originated as held for sale	38,474	43,565
Loan originations, acquisitions and principal repayments on loans held for sale	(24,699)	(32,537)
Increase in bank owned life insurance contracts	(5,168)	(5,373)
Net decrease in interest receivable and other assets	6,598	8,602
Net increase (decrease) in accrued expenses and other liabilities	2,641	(4,190)
Net cash provided by operating activities	76,388	66,770
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,865,724)	(1,619,810)
Principal repayments on loans	1,640,584	1,467,592
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	118,647	118,618
Proceeds from sale of:
Loans	179,290	110,738
Real estate owned	294	193
FHLB stock	16,587	12,175
Purchases of:
FHLB stock	(25,585)	(2,912)
Securities available for sale	(53,024)	(127,231)
Premises and equipment	(5,910)	(7,584)
Other	442	1,896
Net cash provided by (used in) investing activities	5,601	(46,325)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(264,724)	206,636
Net increase in borrowers' advances for insurance and taxes	(16,650)	(13,374)
Net decrease in principal and interest owed on loans serviced	(1,131)	(1,504)
Net increase (decrease) in short-term borrowed funds	351,000	74,000
Proceeds from long-term borrowed funds	50,000	—
Repayment of long-term borrowed funds	(125,960)	(276,130)
Cash collateral/settlements (provided to) received from derivative counterparties	(31,563)	20,354
Acquisition or net settlement of treasury shares	(5,076)	(767)
Dividends paid to common shareholders	(30,043)	(29,795)
Net cash used in financing activities	(74,147)	(20,580)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,842	(135)
CASH AND CASH EQUIVALENTS—Beginning of period	429,439	463,718
CASH AND CASH EQUIVALENTS—End of period	$437,281	$463,583
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$148,232	$161,949
Cash paid for interest on borrowed funds	99,063	103,700
Cash paid (received) for interest on interest rate swaps	(12,735)	(30,630)
Cash paid for income taxes	7,324	7,144
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	155	—
Transfer of loans from held for investment to held for sale	147,478	109,519
Transfer of loans from held for sale to held for investment	9,666	1,327
Treasury stock issued for stock benefit plans	3,021	1,839
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other financial services. As of March 31, 2026, approximately 81.0% of the Company’s outstanding shares were owned by the federally chartered mutual holding company, Third Federal Savings, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at March 31, 2026, and its consolidated results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
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

2.EARNINGS PER SHARE
Basic EPS represents the earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing EPS amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive EPS, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic EPS calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method if they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Excluded from the calculation of basic EPS are performance share units that are contingently issuable and not participating securities, and certain restricted stock units with forfeitable rights to dividends. At March 31, 2026 and 2025, the ESOP held 1,625,021 and 2,058,361 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's EPS calculations.

	For the Three Months Ended March 31,
	2026			2025
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$23,247			$21,021
Less: income allocated to participating securities	367			360
Basic earnings per share:
Income available to common shareholders	22,880	278,858,428	$0.08	20,661	278,729,388	$0.07
Diluted earnings per share:
Effect of dilutive potential common shares		1,075,834			989,994
Income available to common shareholders	$22,880	279,934,262	$0.08	$20,661	279,719,382	$0.07

	For the Six Months Ended March 31,
	2026			2025
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$45,521			$43,447
Less: income allocated to participating securities	733			713
Basic earnings per share:
Income available to common shareholders	44,788	278,806,040	$0.16	42,734	278,632,698	$0.15
Diluted earnings per share:
Effect of dilutive potential common shares		1,100,145			1,011,609
Income available to common shareholders	$44,788	279,906,185	$0.16	$42,734	279,644,307	$0.15

The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted EPS because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Options to purchase shares	698,475	1,447,975	698,475	1,432,975
Restricted and performance stock units	10,000	54,000	—	20,000

3.INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below.

	March 31, 2026
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$461,363	$1,049	$(22,908)	$439,504
Fannie Mae certificates	2,549	85	(3)	2,631
Freddie Mac certificates	8,466	79	(21)	8,524
U.S. government and agency obligations	4,006	—	(40)	3,966
Total	$476,384	$1,213	$(22,972)	$454,625

	September 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$477,058	$2,028	$(23,718)	$455,368
Fannie Mae certificates	2,624	98	(3)	2,719
Freddie Mac certificates	8,474	162	(19)	8,617
U.S. government and agency obligations	54,041	4	(90)	53,955
Total	$542,197	$2,292	$(23,830)	$520,659
 At March 31, 2026 and September 30, 2025, investment securities included $0 and $50,032, respectively, of U.S. government obligations pledged as collateral on the Company's open swap positions to meet margin requirements established by the clearing organization. Accrued interest on investment securities is $1,457 and $2,556 at March 31, 2026 and September 30, 2025, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
The following is a summary of the Company's securities portfolio by the period remaining until contractual maturity and by weighted average yield at March 31, 2026 and September 30, 2025. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields are not presented on a tax-equivalent basis and are calculated by multiplying each carry value by its yield and dividing the sum of these results by the total carry values. The Company did not hold any tax-exempt securities at March 31, 2026 or September 30, 2025.

	March 31, 2026			September 30, 2025
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$4,143	$4,103	1.12%	$54,131	$54,045	4.08%
Due after one to five years	3,930	3,888	3.51	760	759	3.49
Due after five to ten years	34,303	34,003	3.99	35,600	35,344	3.78
Ten years or greater	434,008	412,631	3.36	451,706	430,511	3.45
Total	$476,384	$454,625	3.38%	$542,197	$520,659	3.54%

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at March 31, 2026 and September 30, 2025, were as follows:

	March 31, 2026
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$92,080	$734	$235,668	$22,174	$327,748	$22,908
Fannie Mae certificates	—	—	100	3	100	3
Freddie Mac certificates	1,111	21	—	—	1,111	21
U.S. government and agency obligations	—	—	3,966	40	3,966	40
Total	$93,191	$755	$239,734	$22,217	$332,925	$22,972

	September 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$18,513	$122	$269,958	$23,596	$288,471	$23,718
Fannie Mae certificates	—	—	100	3	100	3
Freddie Mac certificates	—	—	1,115	19	1,115	19
U.S. government and agency obligations	—	—	3,923	90	3,923	90
Total	$18,513	$122	$275,096	$23,708	$293,609	$23,830
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
Since the decline in value is primarily attributable to an increase in market interest rates since the dates of acquisition and not credit quality deterioration, and because there is no intent to sell the securities and it is unlikely that the Company will be required to sell the securities prior to recovery of the amortized cost, the Company did not record an allowance for credit losses on investment securities as of March 31, 2026 or September 30, 2025.

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	March 31, 2026	September 30, 2025
Real estate loans:
Residential Core	$10,464,033	$10,803,813
Residential Home Today	33,981	35,933
Home equity lines of credit	4,360,319	4,062,798
Home equity loans	876,440	749,548
Construction	13,022	12,302
Real estate loans	15,747,795	15,664,394
Other loans	8,254	8,153
Add (deduct):
Deferred loan expenses, net	70,253	69,943
Loans in process	(9,061)	(4,934)
Allowance for credit losses on loans	(74,900)	(74,244)
Loans held for investment, net	$15,742,341	$15,663,312
Loans held for investment are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses and any applicable loans-in-process. Accrued interest is $58,446 and $59,980 as of March 31, 2026 and September 30, 2025, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. At March 31, 2026 and September 30, 2025, the percentage of aggregate Residential Core, Residential Home Today and Construction loans secured by properties in Ohio was 59% at both dates, and the percentage of those loans secured by properties in Florida was 17% at both dates. As of March 31, 2026 and September 30, 2025, home equity lines of credit were concentrated in Ohio (22% at both dates), Florida (21% at both dates), and California (17% at both dates), and home equity loans were concentrated in Ohio (21% and 23%, respectively), Florida (19% and 22%, respectively), and California (19% and 18%, respectively).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and historical performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to periodic rate adjustments caps and various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $3,717,061 and $3,944,540 at March 31, 2026 and September 30, 2025, respectively.
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
Loans held for sale include loans originated or acquired with the intent to sell which are generally priced in alignment with secondary market pricing and may be subject to loan level pricing adjustments. Additionally, loans originated or acquired for the held for investment portfolio may later be identified for sale and transferred to the held for sale portfolio, which may include loans originated or acquired within the parameters of programs established by Fannie Mae. During the three and six months ended March 31, 2026 and March 31, 2025, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At March 31, 2026 and September 30, 2025, mortgage loans held for sale totaled $5,051 and $57,662, respectively. During the three and six months ended March 31, 2026, the principal balance of loans sold, according to trade date, was $94,426 and $204,057 (including loans in contracts pending settlement) compared to $75,159 and $147,190 (including loans in contracts pending settlement) during the three and six months ended March 31, 2025. During the three and six months ended March 31, 2026, the amortized cost of loans originated as held for sale that were subsequently transferred to the held for investment portfolio was $2,239 and $9,666, respectively, compared to $0 and $1,327, respectively, during the three and six months ended March 31, 2025.

DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at March 31, 2026 and September 30, 2025, is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
March 31, 2026
Real estate loans:
Residential Core	$6,309	$5,098	$10,305	$21,712	$10,468,419	$10,490,131
Residential Home Today	546	217	971	1,734	31,801	33,535
Home equity lines of credit	5,451	2,701	4,499	12,651	4,385,729	4,398,380
Home equity loans	926	352	988	2,266	880,826	883,092
Construction	—	—	—	—	3,849	3,849
Total real estate loans	13,232	8,368	16,763	38,363	15,770,624	15,808,987
Other loans	—	—	—	—	8,254	8,254
Total	$13,232	$8,368	$16,763	$38,363	$15,778,878	$15,817,241

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2025
Real estate loans:
Residential Core	$6,494	$2,855	$10,470	$19,819	$10,810,686	$10,830,505
Residential Home Today	752	266	560	1,578	33,893	35,471
Home equity lines of credit	4,791	1,382	5,296	11,469	4,089,196	4,100,665
Home equity loans	511	339	935	1,785	753,705	755,490
Construction	—	—	—	—	7,272	7,272
Total real estate loans	12,548	4,842	17,261	34,651	15,694,752	15,729,403
Other loans	—	—	—	—	8,153	8,153
Total	$12,548	$4,842	$17,261	$34,651	$15,702,905	$15,737,556

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
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative allowance, primarily because they have already been subject to collateral review and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. There are no loans 90 or more days past due and still accruing at March 31, 2026 or September 30, 2025.

	March 31, 2026		September 30, 2025
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$18,714	$21,421	$18,861	$23,041
Residential Home Today	2,752	2,975	2,858	3,032
Home equity lines of credit	9,220	11,020	10,071	11,141
Home equity loans	1,339	1,705	1,280	1,492
Total non-accrual loans	$32,025	$37,121	$33,070	$38,706
At March 31, 2026 and September 30, 2025, the amortized cost in non-accrual loans includes $20,388 and $21,458, respectively, which are performing according to the terms of their agreement, of which $13,961 and $13,843, respectively, are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. At March 31, 2026 and September 30, 2025, real estate loans include $12,798 and $9,918, respectively, of loans that were in the process of foreclosure.
Interest on loans in accrual status is recognized in interest income as it accrues on a daily basis. Accrued interest on loans in non-accrual status is written off by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $211 and $496 for the three and six months ended March 31, 2026, and $243 and $479 for the three and six months ended March 31, 2025, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a modification when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a modification that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.

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
Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors, are recognized when forecasted economic data used in the model differs from management's view or contains a significant level of uncertainty. Identifiable model limitations may also lead to qualitative adjustments, such as those made to reflect the expected recovery of loan amounts previously charged-off, beyond what the model is able to project. The qualitative adjustments resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. The net qualitative adjustment at March 31, 2026, was a reduction to the allowance for credit losses of $684, compared to a reduction of $1,801 at September 30, 2025. Qualitative adjustments are evaluated quarterly, at a minimum, based on current facts and circumstances.
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

	For the Three Months Ended March 31, 2026
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$38,365	$(2,033)	$(74)	$220	$36,478
Residential Home Today (2)	(2,139)	(265)	26	394	(1,984)
Home equity lines of credit	23,045	119	(243)	462	23,383
Home equity loans	15,701	1,314	(20)	27	17,022
Construction	12	(11)	—	—	1
Total real estate loans	$74,984	$(876)	$(311)	$1,103	$74,900
Total Unfunded Loan Commitments (1)	$29,074	$876	$—	$—	$29,950
Total Allowance for Credit Losses	$104,058	$—	$(311)	$1,103	$104,850

	For the Three Months Ended March 31, 2025
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$42,476	$(1,926)	$(17)	$132	$40,665
Residential Home Today	(2,529)	(283)	(8)	380	(2,440)
Home equity lines of credit	18,194	1,083	(238)	423	19,462
Home equity loans	12,375	464	(17)	10	12,832
Construction	43	(16)	—	—	27
Total real estate loans	$70,559	$(678)	$(280)	$945	$70,546
Total Unfunded Loan Commitments (1)	$27,202	$2,178	$—	$—	$29,380
Total Allowance for Credit Losses	$97,761	$1,500	$(280)	$945	$99,926

	For the Six Months Ended March 31, 2026
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$39,939	$(3,761)	$(89)	$389	$36,478
Residential Home Today (2)	(2,438)	(415)	(10)	879	(1,984)
Home equity lines of credit	22,069	875	(503)	942	23,383
Home equity loans	14,645	2,495	(157)	39	17,022
Construction	29	(28)	—	—	1
Total real estate loans	$74,244	$(834)	$(759)	$2,249	$74,900
Total Unfunded Loan Commitments (1)	$30,116	$(166)	$—	$—	$29,950
Total Allowance for Credit Losses	$104,360	$(1,000)	$(759)	$2,249	$104,850

(1) For all periods presented, the total allowance for unfunded loan commitments is recognized in accrued expenses and other liabilities on the CONSOLIDATED STATEMENTS OF CONDITION and primarily relates to undrawn home equity lines of credit.
(2) The Residential Home Today Charge-off total includes a charge-off reversal from the quarter ended December 31, 2025.

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

CLASSIFIED LOANS
The following tables provide the amortized cost and information about the credit quality of residential loan receivables by an internally assigned grade as of the dates presented. Revolving loans reported at amortized cost include home equity lines of credit currently in their draw period. Revolving loans converted to term are home equity lines of credit that are in repayment. Loans, or the portions of loans, classified as loss are fully charged-off in the period in which they are determined to be uncollectible; therefore they are not included in the following tables. No Home Today loans are classified Special Mention and all construction loans are classified Pass for the periods presented.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2026	2025	2024	2023	2022	Prior			Total
March 31, 2026
Real estate loans:
Residential Core
Pass	$445,382	$612,626	$413,459	$1,290,382	$2,530,040	$5,168,449	$—	$—	$10,460,338
Special Mention	—	—	—	—	—	777	—	—	777
Substandard	—	—	539	1,735	3,987	22,755	—	—	29,016
Total Residential Core	445,382	612,626	413,998	1,292,117	2,534,027	5,191,981	—	—	10,490,131
Residential Home Today (1)
Pass	—	—	—	—	—	30,030	—	—	30,030
Substandard	—	—	—	—	—	3,505	—	—	3,505
Total Residential Home Today	—	—	—	—	—	33,535	—	—	33,535
Home equity lines of credit
Pass	—	—	—	—	—	—	4,323,485	51,958	4,375,443
Special Mention	—	—	—	—	—	—	6,631	409	7,040
Substandard	—	—	—	—	—	—	11,790	4,107	15,897
Total Home equity lines of credit	—	—	—	—	—	—	4,341,906	56,474	4,398,380
Home equity loans
Pass	232,293	271,862	202,713	109,784	38,470	24,098	—	—	879,220
Special Mention	—	454	446	223	45	76	—	—	1,244
Substandard	—	178	507	1,519	222	202	—	—	2,628
Total Home equity loans	232,293	272,494	203,666	111,526	38,737	24,376	—	—	883,092
Total Construction	1,981	1,868	—	—	—	—	—	—	3,849
Total real estate loans
Pass	679,656	886,356	616,172	1,400,166	2,568,510	5,222,577	4,323,485	51,958	15,748,880
Special Mention	—	454	446	223	45	853	6,631	409	9,061
Substandard	—	178	1,046	3,254	4,209	26,462	11,790	4,107	51,046
Total real estate loans	$679,656	$886,988	$617,664	$1,403,643	$2,572,764	$5,249,892	$4,341,906	$56,474	$15,808,987
(1) No new originations of Home Today loans since fiscal year 2016.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term
	By fiscal year of origination
	2025	2024	2023	2022	2021	Prior			Total
September 30, 2025
Real estate loans:
Residential Core
Pass	$757,380	$468,343	$1,373,019	$2,660,389	$1,626,170	$3,914,125	$—	$—	$10,799,426
Special Mention	—	—	—	—	—	666	—	—	666
Substandard	—	161	2,024	4,000	3,040	21,188	—	—	30,413
Total Residential Core	757,380	468,504	1,375,043	2,664,389	1,629,210	3,935,979	—	—	10,830,505
Residential Home Today (1)
Pass	—	—	—	—	—	31,936	—	—	31,936
Substandard	—	—	—	—	—	3,535	—	—	3,535
Total Residential Home Today	—	—	—	—	—	35,471	—	—	35,471
Home equity lines of credit
Pass	—	—	—	—	—	—	4,028,977	51,726	4,080,703
Special Mention	—	—	—	—	—	—	4,679	370	5,049
Substandard	—	—	—	—	—	—	9,678	5,235	14,913
Total Home equity lines of credit	—	—	—	—	—	—	4,043,334	57,331	4,100,665
Home equity loans
Pass	317,633	236,210	126,622	43,623	13,831	14,336	—	—	752,255
Special Mention	197	538	173	113	—	25	—	—	1,046
Substandard	155	324	1,199	227	106	178	—	—	2,189
Total Home equity loans	317,985	237,072	127,994	43,963	13,937	14,539	—	—	755,490
Total Construction	4,998	2,274	—	—	—	—	—	—	7,272
Total real estate loans
Pass	1,080,011	706,827	1,499,641	2,704,012	1,640,001	3,960,397	4,028,977	51,726	15,671,592
Special Mention	197	538	173	113	—	691	4,679	370	6,761
Substandard	155	485	3,223	4,227	3,146	24,901	9,678	5,235	51,050
Total real estate loans	$1,080,363	$707,850	$1,503,037	$2,708,352	$1,643,147	$3,985,989	$4,043,334	$57,331	$15,729,403
(1) No new originations of Home Today loans since fiscal year 2016.
The following tables present gross charge-offs of residential loan receivables recorded during the fiscal year-to-date periods presented. There were no gross charge-offs in the construction loan portfolios for the periods presented.

	For the Six Months Ended March 31, 2026
	By fiscal year of origination						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	2026	2025	2024	2023	2022	Prior			Total
Real estate loans:
Residential Core	$—	$—	$12	$15	$12	$50	$—	$—	$89
Residential Home Today (1)	—	—	—	—	—	10	—	—	10
Home equity lines of credit	—	—	—	—	—	—	369	134	503
Home equity loans	—	73	49	—	21	14	—	—	157
Total real estate loans	$—	$73	$61	$15	$33	$74	$369	$134	$759

(1) The Residential Home Today charge-off total includes a charge off reversal from quarter ended December 31, 2025.

	For the Six Months Ended March 31, 2025
	By fiscal year of origination						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	2025	2024	2023	2022	2021	Prior			Total
Real estate loans:
Residential Core	$—	$—	$—	$—	$—	$18	$—	$—	$18
Residential Home Today	—	—	—	—	—	8	—	—	8
Home equity lines of credit	—	—	—	—	—	—	273	281	554
Home equity loans	—	—	—	—	17	—	—	—	17
Total real estate loans	$—	$—	$—	$—	$17	$26	$273	$281	$597
The home equity lines of credit that converted from revolving to term loans during the three and six months ended March 31, 2026, totaled $4,276 and $7,366, respectively, and during the three and six months ended March 31, 2025, totaled $3,872 and $6,814, respectively. The number of conversions to term loans is expected to remain relatively low for several years since the length of the draw period on new originations changed from five to 10 years in 2016.
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
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At March 31, 2026 and September 30, 2025, no other loans were graded as non-performing.

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

The following tables present the amortized cost of modifications by type executed during the periods presented for borrowers experiencing financial difficulty. For the three and six months ended March 31, 2026 and March 31, 2025, there were no modifications made on construction loans.

	For the Three Months Ended March 31, 2026
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$3	$823	$81	$78	$985	0.01%
Residential Home Today	—	115	44	—	—	159	0.47
Home equity lines of credit	—	—	60	21	45	126	0.00
Home equity loans	—	—	—	—	—	—	—
Total	$—	$118	$927	$102	$123	$1,270	0.01%

	For the Three Months Ended March 31, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$477	$125	$395	$337	$1,334	0.01%
Residential Home Today	—	1	182	—	4	187	0.49
Home equity lines of credit	—	—	207	24	—	231	0.01
Home equity loans	—	—	—	—	—	—	—
Total	$—	$478	$514	$419	$341	$1,752	0.01%

	For the Six Months Ended March 31, 2026
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$621	$1,115	$251	$79	$2,066	0.02%
Residential Home Today	—	193	46	—	2	241	0.72
Home equity lines of credit	—	—	60	101	45	206	0.00
Home equity loans	—	—	91	—	—	91	0.01
Total	$—	$814	$1,312	$352	$126	$2,604	0.02%

	For the Six Months Ended March 31, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$688	$1,113	$572	$337	$2,710	0.02%
Residential Home Today	—	27	321	—	4	352	0.92
Home equity lines of credit	—	46	237	171	—	454	0.01
Home equity loans	—	—	—	—	—	—	—
Total	$—	$761	$1,671	$743	$341	$3,516	0.02%

The following tables present the financial effects of the loan modifications presented above based on the type of modification.

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
	Interest Rate Reduction		Term Extension	Interest Rate Reduction		Term Extension
	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life
	From	To		From	To
Residential Core	5.50%	3.50%	27.6	5.43%	3.50%	12.5
Residential Home Today	—%	—%	15.9	—%	—%	0.8
Home equity lines of credit	5.99%	3.50%	7.9	7.24%	3.50%	2.5
Home equity loans	—%	—%	0.0	—%	—%	0.0

	For the Six Months Ended March 31, 2026			For the Six Months Ended March 31, 2025
	Interest Rate Reduction		Term Extension	Interest Rate Reduction		Term Extension
	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life
	From	To		From	To
Residential Core	5.36%	3.50%	11.4	5.52%	3.50%	12.9
Residential Home Today	—%	—%	14.3	—%	—%	9.6
Home equity lines of credit	6.98%	3.50%	3.6	7.03%	3.50%	1.4
Home equity loans	—%	—%	0.0	—%	—%	0.0
The performance of loans modified for borrowers experiencing financial difficulty is closely monitored by the Company to evaluate the effectiveness of modification efforts. Modifications made to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms are considered subsequently defaulted. The following table provides information, by type of modification, about loans that were modified within the last 12 months and subsequently defaulted during the three and six months ended March 31, 2026 and March 31, 2025. There were no home equity loans that subsequently defaulted for the three and six months ended March 31, 2026 and March 31, 2025.

	For the Three Months Ended March 31, 2026
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$—	$—	$79	$79
Residential Home Today	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	45	45
Total	$—	$—	$—	$—	$124	$124

	For the Three Months Ended March 31, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$257	$—	$—	$257
Residential Home Today	—	—	115	—	—	115
Home equity lines of credit	—	—	30	98	—	128
Total	$—	$—	$402	$98	$—	$500

	For the Six Months Ended March 31, 2026
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$354	$—	$79	$433
Residential Home Today	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	45	45
Total	$—	$—	$354	$—	$124	$478

	For the Six Months Ended March 31, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$257	$—	$—	$257
Residential Home Today	—	—	153	—	—	153
Home equity lines of credit	—	—	230	98	—	328
Total	$—	$—	$640	$98	$—	$738

The following tables present performance by loan type as of March 31, 2026 and March 31, 2025, on loans modified during the previous 12 months for borrowers experiencing financial difficulties. The loans in delinquency status primarily consisted of loans with significant payment delays prior to modification, which continue to be reported delinquent based on their original contractual terms.

March 31, 2026	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$—	$—	$885	$885	$2,823	$3,708
Residential Home Today	55	—	121	176	414	590
Home equity lines of credit	—	—	60	60	602	662
Home equity loans	—	—	61	61	91	152
Total	$55	$—	$1,127	$1,182	$3,930	$5,112

March 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$282	$172	$1,056	$1,510	$2,746	$4,256
Residential Home Today	42	—	374	416	158	574
Home equity lines of credit	—	129	373	502	419	921
Home equity loans	—	—	—	—	89	89
Total	$324	$301	$1,803	$2,428	$3,412	$5,840

5.DEPOSITS
Deposit account balances are summarized as follows:

	March 31, 2026	September 30, 2025
Checking accounts	$794,437	$785,785
Savings accounts, excluding money market accounts	1,754,913	1,043,715
Money market accounts	108,811	128,245
Certificates of deposit	7,509,320	8,474,503
	10,167,481	10,432,248
Accrued interest	19,910	14,720
Total deposits	$10,187,391	$10,446,968
The aggregate amount of CDs in denominations of more than $250 was $1,538,729 and $1,533,487 at March 31, 2026 and September 30, 2025, respectively. In accordance with the DFA, the maximum amount of federal deposit insurance is $250 per depositor for each account ownership category.
Brokered CDs (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $863,657 and $902,083 at March 31, 2026 and September 30, 2025, respectively, of which $550,000 and $575,000 were aligned with interest rate swaps as discussed in Note 13. DERIVATIVE INSTRUMENTS. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at March 31, 2026 and September 30, 2025, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
At March 31, 2026, the Association had a maximum borrowing capacity of $7,599,493, of which $5,127,577 was outstanding. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati, as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. The Association also has the ability to purchase Fed Funds through arrangements with other institutions. Additionally, the ability to borrow from the FRB-Cleveland Discount Window is available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio.
Total borrowings at March 31, 2026 are summarized in the table below:

	Borrowing Capacity	Borrowings Available	Borrowings Outstanding
FHLB	$6,693,035	$1,565,458	$5,127,577
FRB Cleveland	451,458	451,458	—
Fed Funds Purchased	455,000	455,000	—
Subtotal	$7,599,493	$2,471,916	5,127,577
Accrued Interest			14,814
Total Borrowings			$5,142,391

Maturities of borrowings at March 31, 2026 are summarized in the table below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$1,674,016	3.40%
13 to 24 months	1,025,747	3.72
25 to 36 months	725,631	3.51
37 to 48 months	1,075,813	3.46
49 to 60 months	625,000	3.42
Over 60 months	1,370	1.40
Total Borrowings	5,127,577	3.50
Accrued Interest	14,814
Total	5,142,391
All borrowings have fixed rates during their term ranging up to 240 months. The table above reflects the effective maturities and fixed interest rates of $2,975,000 of short-term FHLB advances that are tied to interest rate swaps discussed in Note 13. DERIVATIVE INSTRUMENTS. Interest is payable monthly for long-term FHLB advances and generally at maturity for FHLB advances with terms of three months or less.
For the three and six months ended March 31, 2026, and March 31, 2025, net interest expense related to short-term borrowings, with original maturities of twelve months or less, was $29,661 and $57,774, and $24,227 and $49,426, respectively.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss), net of tax and the related tax expense (benefit) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	March 31, 2026				March 31, 2025
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(14,745)	$(2,933)	$(3,553)	$(21,231)	$(26,562)	$56,810	$(3,435)	$26,813
Other comprehensive income (loss) before reclassifications	(1,912)	16,873	—	14,961	5,271	(22,686)	—	(17,415)
Amounts reclassified	—	(2,529)	—	(2,529)	—	(8,606)	—	(8,606)
Other comprehensive income (loss), net of tax	(1,912)	14,344	—	12,432	5,271	(31,292)	—	(26,021)
Balance at end of period	$(16,657)	$11,411	$(3,553)	$(8,799)	$(21,291)	$25,518	$(3,435)	$792
Tax expense (benefit) netted in other comprehensive income or loss	$(587)	$4,393	$—	$3,806	$1,563	$(9,292)	$—	$(7,729)

	For the Six Months Ended				For the Six Months Ended
	March 31, 2026				March 31, 2025
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(16,590)	$(1,032)	$(3,609)	$(21,231)	$(21,059)	$8,886	$(3,435)	$(15,608)
Other comprehensive income (loss) before reclassifications	(67)	20,010	56	19,999	(232)	36,658	—	36,426
Amounts reclassified	—	(7,567)	—	(7,567)	—	(20,026)	—	(20,026)
Other comprehensive income (loss), net of tax	(67)	12,443	56	12,432	(232)	16,632	—	16,400
Balance at end of period	$(16,657)	$11,411	$(3,553)	$(8,799)	$(21,291)	$25,518	$(3,435)	$792
Tax expense (benefit) netted in other comprehensive income or loss[1]	$(155)	$3,802	$(56)	$3,591	$(71)	$4,939	$—	$4,868

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended March 31,		For the Six Months Ended March 31,		Line Item in the Consolidated Statements of Income
	2026	2025	2026	2025
Cash flow hedges:
Interest (income) expense	$(3,281)	$(11,161)	$(9,862)	$(25,973)	Interest expense
Net income tax effect	752	2,555	2,295	5,947	Income tax expense
Net of income tax expense	(2,529)	(8,606)	(7,567)	(20,026)

Total reclassifications for the period	$(2,529)	$(8,606)	$(7,567)	$(20,026)

8.    INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and city jurisdictions. The Company’s combined federal and state effective income tax rate was 22.0% and 20.9% for the six months ended March 31, 2026 and March 31, 2025, respectively. The increase in the effective tax rate is primarily due to higher non-deductible compensation and higher effective income tax rates in certain states that adopted single-sales factor apportionment.
The Company is no longer subject to income tax examinations in its major jurisdictions for tax years ended prior to 2022. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the consolidated financial statements as a component of its provision for income taxes.
The Company makes certain investments in limited partnerships, which invest in affordable housing projects that qualify for the LIHTC. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the six months ended March 31, 2026 and March 31, 2025.

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
The Company executed an amendment to terminate the Plan effective December 31, 2025. The Plan's benefit obligation is expected to be settled through lump sum distributions to participants, followed by the purchase of annuity contracts to transfer the Plan's remaining obligation to a third party, by the end of calendar year 2026. Pension settlement charges related to the Plan termination, including the recognition of Plan losses recorded within accumulated other comprehensive loss on the Company's CONSOLIDATED STATEMENTS OF CONDITION, are currently expected to occur in the second half of calendar year 2026. Finalization of the Plan termination is subject to certain conditions, including regulatory review, and the Company has the ability to change the effective date of the termination or revoke the decision to terminate the Plan.
The components of net periodic cost recognized in other non-interest expense in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Interest cost	$689	$740	$1,378	$1,480
Expected return on plan assets	(789)	(1,197)	(1,578)	(2,393)
Net periodic (benefit) cost	$(100)	$(457)	$(200)	$(913)
There were no required minimum employer contributions during the six months ended March 31, 2026. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2026.

10.    EQUITY INCENTIVE PLAN
During the six months ended March 31, 2026, a total of 371,700 restricted stock units and 478,800 performance share units were granted to directors and executive officers. On December 18, 2025, a special one-time equity award (the "Retention Award") was granted to Marc Stefanski, the Company's Chairman, President and Chief Executive Officer. The Retention Award consists of 215,200 restricted stock units and 322,800 performance share units, which are included in the total grants of restricted stock units and performance share units above. The Retention Award was designed to directly incentivize Mr. Stefanski's leadership for the next five years. The awards, including the Retention Award, were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Stock option expense	$24	$29	$44	$56
Restricted stock units expense	913	659	1,637	1,319
Performance share units expense	636	262	1,062	480
Total stock-based compensation expense	$1,573	$950	$2,743	$1,855
At March 31, 2026, 945,075 shares were subject to options, with a weighted average exercise price of $14.92 per share and a weighted average grant date fair value of $1.50 per share. Expected future expense, relating to the 239,400 non-vested options outstanding as of March 31, 2026, is $63 over a weighted average period of 0.7 years. At March 31, 2026, 627,349 restricted stock units and 675,100 performance share units with a weighted average grant date fair value of $13.78 and $13.81 per unit, respectively, are unvested. Expected future compensation expense, relating to the 1,393,097 restricted stock units and 675,100 performance share units outstanding as of March 31, 2026, is $6,048 over a weighted average period of 3.1 years and $7,871 over a weighted average period of 3.6 years, respectively. Each unit is equivalent to one share of common stock.

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
At March 31, 2026, the Company had commitments to originate or acquire loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$161,811	$877
Adjustable-rate mortgage loans	17,472	98
Home equity lines of credit	109,109	1,181
Home equity loans	88,739	1,937
Total	$377,131	$4,093
At March 31, 2026, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$5,642,933	$25,796
Construction loans	9,061	61
Total	$5,651,994	$25,857
At March 31, 2026, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $5,701,479.
At March 31, 2026 and September 30, 2025, the Company had $0 and $59,340, respectively, in commitments to sell mortgage loans. At March 31, 2026 and September 30, 2025, the Company had $68,055 and $28,460, respectively, in commitments to acquire mortgage loans, which are included in mortgage loan commitments above.
The above commitments are expected to be funded through normal operations.
The Company is undergoing an escheat audit covering the states of Ohio, Kentucky and Florida. Any potential loss, or range of potential loss, that may result from this matter is not reasonably estimable at March 31, 2026.
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
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2026 and September 30, 2025, this includes $454,625 and $520,659, respectively, of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations, that can include items issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from independent third-party nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third-party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value with the exception of mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. The Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans, as permitted under the fair value guidance in U.S. GAAP. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At March 31, 2026 and September 30, 2025, there were $0 and $22,861 of loans held for sale subject to pending agency contracts measured at fair value, respectively, with unpaid principal balances of $0 and $22,306. For the three and six months ended March 31, 2026, net gain (loss) on the sale of loans included $(255) and $(365), respectively, compared to $60 and $(267) for the three and six months ended March 31, 2025, related to gains or losses during the period due to changes in the fair value of loans held for sale subject to pending agency contracts. At March 31, 2026 and September 30, 2025, there were $0 and $34,801 of loans held for sale carried at cost, respectively. Loans held for sale are included in Level 2 of the hierarchy. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at March 31, 2026 and September 30, 2025, were $1,383 and $1,921, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At March 31, 2026 and September 30, 2025, these adjustments were not significant to reported fair values. At March 31, 2026 and September 30, 2025, $1,726 and $2,355, respectively, of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis, where the cost basis equals or exceeds the estimated fair values, less estimated costs to dispose, of $343 and $434, respectively. There were no real estate owned carried at their original or adjusted cost basis at March 31, 2026 and September 30, 2025.
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
Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at March 31, 2026 and September 30, 2025, are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	March 31, 2026	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$439,504	$—	$439,504	$—
Fannie Mae certificates	2,631	—	2,631	—
Freddie Mac securities	8,524	—	8,524	—
U.S. government and agency obligations	3,966	—	3,966	—
Total	$454,625	$—	$454,625	$—
Liabilities
Derivatives:
Interest rate lock commitments	$45	$—	$—	$45
Total	$45	$—	$—	$45

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$455,368	$—	$455,368	$—
Fannie Mae certificates	2,719	—	2,719	—
Freddie Mac certificates	8,617	—	8,617	—
U.S. government and agency obligations	53,955	—	53,955	—
Mortgage loans held for sale	22,861	—	22,861	—
Derivatives:
Interest rate lock commitments	272	—	—	272
Total	$543,792	$—	$543,520	$272
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$351	$—	$351	$—
Total	$351	$—	$351	$—

The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Beginning balance	$—	$26	$272	$395
Gain during the period due to changes in fair value:
Included in other non-interest income	(45)	292	(317)	(77)
Ending balance	$(45)	$318	$(45)	$318
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$(45)	$318	$(45)	$318
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	March 31, 2026	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$45,949	$—	$—	$45,949
Mortgage loans held for sale	5,051	—	5,051	—
Real estate owned(1)	1,726	—	—	1,726
Total	$52,726	$—	$5,051	$47,675

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$45,275	$—	$—	$45,275
Real estate owned(1)	2,355	—	—	2,355
Total	$47,630	$—	$—	$47,630
(1)Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value
	March 31, 2026	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$45,949	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	3.4%

Interest rate lock commitments	$(45)	Quoted Secondary Market pricing	Closure rate	0	-	100%	79.5%

	Fair Value
	September 30, 2025	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$45,275	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	3.2%

Interest rate lock commitments	$272	Quoted Secondary Market pricing	Closure rate	0	-	100%	98.7%
The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	March 31, 2026
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$25,122	$25,122	$25,122	$—	$—
Interest-earning cash equivalents	412,159	412,159	412,159	—	—
Investment securities available for sale	454,625	454,625	—	454,625	—
Mortgage loans held for sale	5,051	5,051	—	5,051	—
Loans, net:
Mortgage loans held for investment	15,734,087	14,726,732	—	—	14,726,732
Other loans	8,254	8,254	—	—	8,254
Federal Home Loan Bank stock	244,361	244,361	N/A	—	—
Accrued interest receivable	59,927	59,927	—	59,927	—
Cash collateral received from or held by counterparty	54,718	54,718	54,718	—	—
Liabilities:
Checking and savings accounts	$2,658,161	$2,658,161	$—	$2,658,161	$—
Certificates of deposit	7,529,230	7,543,505	—	7,543,505	—
Borrowed funds	5,142,391	5,160,300	—	5,160,300	—
Borrowers’ advances for insurance and taxes	96,518	96,518	—	96,518	—
Principal, interest and escrow owed on loans serviced	29,197	29,197	—	29,197	—
Derivatives	45	45	—		45

	September 30, 2025
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$24,176	$24,176	$24,176	$—	$—
Interest-earning cash equivalents	405,263	405,263	405,263	—	—
Investment securities available for sale	520,659	520,659	—	520,659	—
Mortgage loans held for sale	57,662	58,325	—	58,325	—
Loans, net:
Mortgage loans held for investment	15,655,159	14,564,394	—	—	14,564,394
Other loans	8,153	8,153	—	—	8,153
Federal Home Loan Bank stock	235,363	235,363	N/A	—	—
Accrued interest receivable	62,553	62,553	—	62,553	—
Cash collateral received from or held by counterparty	6,910	6,910	6,910	—	—
Derivatives	272	272	—	—	272
Liabilities:
Checking and savings accounts	$1,957,745	$1,957,745	$—	$1,957,745	$—
Certificates of deposit	8,489,223	8,511,443	—	8,511,443	—
Borrowed funds	4,870,219	4,892,273	—	4,892,273	—
Borrowers’ advances for insurance and taxes	113,168	113,168	—	113,168	—
Principal, interest and escrow owed on loans serviced	30,328	30,328	—	30,328	—
Derivatives	351	351	—	351	—

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
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges, are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Derivatives qualifying as cash flow hedges are settled daily, bringing their fair value to $0. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions continue to be highly effective as of March 31, 2026.
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

	March 31, 2026			September 30, 2025
		Weighted Average			Weighted Average
	Notional Value	Term (years)	Fixed-Rate Payments	Notional Value	Term (years)	Fixed-Rate Payments
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$2,440,000	2.8	3.16%	$1,675,000	2.2	2.95%
Other Liabilities	1,085,000	2.3	3.83	1,900,000	3.2	3.66
Total cash flow hedges: Interest rate swaps	$3,525,000	2.6	3.37%	$3,575,000	2.7	3.32%

	March 31, 2026		September 30, 2025
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$—	$—	$11,500	$272
Other Liabilities	2,619	(45)	—	—
Forward Commitments for the sale of mortgage loans
Other Liabilities	—	—	59,340	(351)
Total derivatives not designated as hedging instruments	$2,619	$(45)	$70,840	$(79)
The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

		Three Months Ended		Six Months Ended
	Location of Gain or (Loss)	March 31,		March 31,
	Recognized in Income	2026	2025	2026	2025
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$22,018	$(29,423)	$26,108	$47,544
Amount of gain reclassified from AOCI	Interest expense: Borrowed funds and Deposits	3,281	11,161	9,862	25,973

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$(45)	$292	$(317)	$(77)
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	63	(19)	351	51
The Company estimates that $9,108 of the amounts reported in AOCI will be reclassified as a reduction to interest expense during the twelve months ending March 31, 2027.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts, rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as an intermediary on each cleared transaction. At March 31, 2026 and September 30, 2025, there was $54,718 and $6,910, respectively, of cash collateral included in other assets, and $0 and $50,032, respectively, included in investment securities related to initial margin requirements that are held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

14.    RECENT ACCOUNTING PRONOUNCEMENTS
Adopted during the six months ended March 31, 2026
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures". The amendments in this ASU aim to improve the transparency and effectiveness of income tax disclosures for investors and stakeholders. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income tax paid. The Company will be required to provide updated effective tax rate disclosures in a tabular format. The Company adopted the amended guidance on October 1, 2025 and will provide required disclosures, applied retrospectively, in the Annual Report on Form 10-K for the fiscal year ending September 30, 2026.
Issued but not yet adopted as of March 31, 2026
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU, or retrospectively to all prior periods presented in the financial statements. Management is currently evaluating the impact of this standard on the Company's consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and contract assets under ASC 606. The update is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Adoption of this ASU can be applied prospectively for reporting periods after its effective date with early adoption permitted. The adoption of this accounting guidance is not expected to have a material impact on the Company's consolidated financial statements.
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
In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans. The amendments in this update expand the use of the gross-up approach to certain acquired loans beyond purchased financial assets with credit deterioration. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update must be adopted prospectively to loans that are acquired on or after the initial application date. Management is currently evaluating the impact of this standard on the Company's consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include, among other things:
●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements concerning trends in our provision for credit losses and charge-offs on loans and off-balance sheet exposures;
●	statements regarding the trends in factors affecting our financial condition and results of operations, including credit quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

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
●
changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury, the Federal Reserve System, Federal Housing Finance Agency, the OCC, FDIC, and others, and the effects of tariffs and retaliatory actions;

●	the ability of the U.S. Government to remain open, function properly and manage federal debt limits;
●	changes in policy and/or assessment rates of taxing authorities that adversely affect us or our customers;
●	changes in accounting and tax estimates;
●	changes in our organization and changes in expense trends, including but not limited to trends affecting non-performing assets, charge-offs and provisions for credit losses;
●	changes in liquidity, including the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;
●	the inability of third-party providers to perform their obligations to us;
●	our ability to retain key associates;

●	the effects of global or national war, conflict or acts of terrorism;
●	civil unrest;
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
Consumers, businesses, and governments alike are navigating an elevated level of economic uncertainty, as inflation remains elevated, the labor market is showing signs of weakness, and markets continue to deliberate the implications of global trade policies and the conflict in the Middle East. The FRS implemented three consecutive 25 basis point rate cuts between September and the end of December 2025. It is less likely that the easing cycle will continue in 2026; however, uncertainty can lead to volatility in interest rates and spreads, and create a challenging operating environment. Taking all of this into consideration, we remain committed to our mission, business model, and strategic approach. Specifically, (1) our capital ratios remain a primary source of financial strength; (2) our core deposits remain stable and the majority of our deposit accounts are within FDIC insurance limits; (3) we maintain adequate access to contingent sources of liquidity; and (4) our risk management practices around an array of financial disciplines are robust and commensurate to an institution of our size and complexity.
Capital ratios remain a source of financial strength for the Company and the Association as all capital ratios, including the Company's Common Equity Tier 1 Capital ratio of 17.22%, exceed the regulatory requirement to be considered "Well Capitalized". Additional details on our capital ratios are reported in the Liquidity and Capital Resources section of this Item 2.
The Company maintains high-quality core deposits distributed primarily across our Ohio and Florida branch network in products tailored toward consumers seeking non-transactional savings. As of March 31, 2026, 95.8% of our $9.33 billion retail deposit base consists of accounts structured under the FDIC insured limit of $250,000. The Company has the ability to fund 100% of all uninsured deposit balances through sources described later in this Item 2 under the heading Liquidity and Capital Resources.
The Company retains ample and diverse sources of liquidity and funding, beyond deposits. At March 31, 2026, our combined additional borrowing capacity under the Association's blanket pledge arrangements with the FHLB of Cincinnati and the FRB Cleveland along with our ability to purchase Fed Funds through arrangements with other institutions totaled $2.47 billion. We also hold marketable securities that could be sold and converted to cash. Further details about liquidity and funding are described in the section labelled Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth of this Item 2.
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

Levels of Regulatory Capital
At March 31, 2026, the Company’s Tier 1 (leverage) capital totaled $1.88 billion, or 10.77%, of net average assets and 17.22% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.73 billion, or 9.94%, of net average assets and 15.89% of risk-weighted assets. Each of these measures is in excess of the requirements in effect at March 31, 2026, for designation as “well capitalized” under regulatory prompt corrective action provisions. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and period end principal balances segregated by loan structure at origination:

	For the Six Months Ended March 31, 2026		For the Six Months Ended March 31, 2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations and Acquired Loans:
ARM (all Smart Rate) production	$71,375	12.6%	$46,164	12.3%
Fixed-rate production:
Terms less than or equal to 10 years	5,712	1.0	1,643	0.4
Terms greater than 10 years	490,018	86.4	328,200	87.3
Total fixed-rate production	495,730	87.4	329,843	87.7
Total First Mortgage Loan Originations and Acquired Loans	$567,105	100.0%	$376,007	100.0%

	March 31, 2026		September 30, 2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of First Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$3,717,061	35.4%	$3,944,540	36.3%
Fixed-rate Loans:
Terms less than or equal to 10 years	534,737	5.1	623,413	5.8
Terms greater than 10 years	6,246,216	59.5	6,271,793	57.9
Total fixed-rate loans	6,780,953	64.6	6,895,206	63.7
Total First Mortgage Loans Held For Investment	$10,498,014	100.0%	$10,839,746	100.0%
The following table sets forth the principal balances and yields as of March 31, 2026, for primarily Smart Rate ARM loans segregated by the next scheduled interest rate reset date:

	Current Balance of ARM Loans Scheduled for Interest Rate Reset	Yield
During the Fiscal Years Ending September 30,	(Dollars in thousands)
2026	$994,000	4.05%
2027	1,898,219	3.44%
2028	443,387	4.85%
2029	195,434	6.00%
2030	47,785	6.60%
2031	138,236	6.03%
Total	$3,717,061	4.04%
At March 31, 2026 and September 30, 2025, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and substantially all of which were held for sale to Fannie Mae, totaled $5.1 million and $57.7 million, respectively.

Loan Portfolio Yield
The following tables set forth the principal balance and interest yield as of March 31, 2026, for the portfolio of loans held for investment, by type of loan, structure and geographic location. Weighted average yields are based on principal balances as of March 31, 2026.

	March 31, 2026
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$534,737	3.4%	2.70%
Terms greater than 10 years	6,246,216	39.6	4.30
Total Fixed-Rate Residential Mortgage loans	6,780,953	43.0	4.18

ARMs	3,717,061	23.6	3.99
Home Equity Lines of Credit	4,360,319	27.7	5.97
Home Equity Loans	876,440	5.6	6.93
Construction and Other Loans	21,276	0.1	6.01
Total Loans Receivable	$15,756,049	100.0%	4.79%

	March 31, 2026
	Balance	Fixed Rate Balance	Fixed Rate Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,166,739	$4,904,527	79.5%	4.15%
Florida	1,747,203	872,193	49.9	3.89
Other	2,584,072	1,004,233	38.9	4.19
Total Residential Mortgage Loans	10,498,014	6,780,953	64.6	4.11
Home Equity Lines of Credit
Ohio	$947,208	$6,108	0.6%	5.96%
Florida	917,014	6,168	0.7	5.92
California	740,640	2,650	0.4	5.98
Other	1,755,457	2,532	0.1	6.00
Total Home Equity Lines of Credit	4,360,319	17,458	0.4	5.97
Home Equity Loans
Ohio	$183,230	$154,300	84.2%	6.65%
Florida	170,025	132,098	77.7	6.90
California	168,818	132,683	78.6	6.88
Other	354,367	298,266	84.2	7.10
Total Home Equity Loans	876,440	717,347	81.8	6.93
Construction and Other Loans	21,276	21,276	100.0	6.01
Total Loans Receivable	$15,756,049	$7,537,034	47.8%	4.79%

Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. Increasing our investments in loans with variable rates of interest help to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. We strive to grow the home equity line of credit portfolio through offering competitive rates, marketing efforts and by utilizing partners to attract more home equity line of credit customers. At March 31, 2026, the principal balance of home equity lines of credit (including those in repayment) that are structured to reset with each prime rate adjustment totaled $4.36 billion. Our home equity lending is discussed in the Lending Activities section of this Item 2.
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
During the six months ended March 31, 2026, $204.1 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, primarily to Fannie Mae on a servicing retained basis. Of these sold or committed loans, $142.9 million were originated as agency-compliant first mortgage loans, $36.8 million were acquired through a correspondent lending partnership, and $24.4 million were originated under Fannie Mae's Home Ready initiative. At

March 31, 2026, loans classified as held for sale totaled $5.1 million. At March 31, 2026, we serviced $2.21 billion of loans we originated or acquired and later sold to investors.
We continue to consider liquidity, interest rate risk and balance sheet management, as well as secondary market pricing, in evaluating the opportunity to sell loans. Loan sales are discussed in more detail within the Liquidity and Capital Resources section of this Item 2.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. At March 31, 2026, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that are at least 150 days past due, but not later than 180 days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing.
In an effort to limit our credit risk exposure and keep it consistent with the low risk appetite approved by the Board of Directors, the credit eligibility criteria is evaluated to ensure a successful homeowner has the primary source of repayment, followed by a collateral position that allows for a secondary source of repayment, if needed. Products that do not result in an effective mix of repayment ability are not offered. We believe we use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current quarter, the average credit score was 775 and the average LTV was 71% at origination. Our current delinquency levels reflect the higher credit standards to which we subject all new originations. As of March 31, 2026, loans originated or acquired had a balance of $15.82 billion, of which $38.3 million, or 0.24%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, where a large portion of our historical lending has occurred. At March 31, 2026, approximately 58.7% and 16.7% of the combined total of our residential Core and construction loans were held for investment in Ohio and Florida, respectively, and approximately 21.6% and 20.8% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 26 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010, levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loans originated in the six months ended March 31, 2026, 22.5% are secured by properties in states other than Ohio or Florida.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. At March 31, 2026, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 9.94%. The Association's Tier 1 (leverage) capital ratio at March 31, 2026, included the negative impact of a $65 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2025. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered deposits), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. To attract deposits, we typically offer rates that are competitive with the rates on similar products offered by other financial institutions. At March 31, 2026, deposits totaled $10.19 billion (including $863.7 million of brokered CDs), while borrowings totaled $5.14 billion and borrowers’ advances and servicing escrows totaled $125.7 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.

While our retail deposit customers provide our primary source of funding, we maintain many alternative funding sources. First, we pledge available real estate mortgage loans with the FHLB of Cincinnati and the FRB-Cleveland. At March 31, 2026, the Association had the ability to borrow a maximum of $6.69 billion from the FHLB of Cincinnati and $451.5 million from the FRB-Cleveland Discount Window. As of March 31, 2026, our capacity for additional borrowing from the FHLB of Cincinnati was $1.57 billion. Second, we have the ability to purchase overnight Fed Funds up to $455.0 million through various arrangements with other institutions. Third, we invest in high quality marketable securities that exhibit limited market price variability and, to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At March 31, 2026, our investment securities portfolio totaled $454.6 million. Fourth, selling loans in the secondary market is a regular source of liquidity. During the six months ended March 31, 2026, we sold, or committed to sell $204.1 million in loans primarily to Fannie Mae. Finally, cash flows from operating activities have been a regular source of funds. During the six months ended March 31, 2026 and 2025, cash flows from operations provided $76.4 million and $66.8 million, respectively.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.28% for the six months ended March 31, 2026, and 1.16% for the six months ended March 31, 2025. As of March 31, 2026, our average assets per full-time employee and our average deposits per full-time employee were $17.9 million and $10.6 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered CDs) held at our branch offices ($262.8 million per branch office as of March 31, 2026) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses to help offset the risk of margin compression and to support profitable growth of the business.

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
The qualitative GVAs expand our ability to identify and estimate probable losses and are based on our evaluation of the following factors, some of which are consistent with factors that impact the determination of quantitative GVAs. For example, delinquency statistics (both current and historical) are used in developing the quantitative GVAs, while the trending of the delinquency statistics is considered and evaluated in the determination of the qualitative GVAs. Factors impacting the determination of qualitative GVAs include, among others:
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
•changes in the scope or quality of the loan review system;
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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. Given the higher risk inherent in home equity loans and lines of credit and our experience during periods of weak housing markets and potential uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. We have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At March 31, 2026, we had an amortized cost of $4.40 billion in home equity lines of credit and $883.1 million in home equity loans outstanding, of which $5.5 million, or 0.10%, were delinquent 90 days or more.
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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the period)	$74,984	$70,559	$74,244	$70,002
Charge-offs on real estate loans:
Total Residential Core	74	17	89	18
Total Residential Home Today (1)	(26)	8	10	8
Home equity lines of credit
Ohio	64	114	110	313
Florida	144	30	312	60
California	17	—	17	18
Other	18	94	64	163
Total home equity lines of credit	243	238	503	554
Home equity loans
Ohio	20	17	28	17
Florida	—	—	46	—
Other	—	—	83	—
Total home equity loans	20	17	157	17
Total charge-offs	311	280	759	597
Recoveries on real estate loans:
Residential Core	220	132	389	651
Residential Home Today	394	380	879	859
Home equity lines of credit	462	423	942	1,181
Home equity loans	27	10	39	19
Total recoveries	1,103	945	2,249	2,710
Net recoveries	792	665	1,490	2,113
Release of allowance for credit losses on loans	(876)	(678)	(834)	(1,569)
Allowance balance for loans (end of the period)	$74,900	$70,546	$74,900	$70,546

Allowance balance for credit losses on unfunded commitments (beginning of the period)	$29,074	$27,202	$30,116	$27,811
Provision (release) of allowance for credit losses on unfunded loan commitments	876	2,178	(166)	1,569
Allowance balance for unfunded loan commitments (end of the period)	29,950	29,380	29,950	29,380
Allowance balance for all credit losses (end of the period)	$104,850	$99,926	$104,850	$99,926
Ratios:
Allowance for credit losses on loans to non-accrual loans at end of the period	201.77%	190.61%	201.77%	190.61%
Allowance for credit losses on loans to the total amortized cost in loans at end of the period	0.47%	0.46%	0.47%	0.46%
(1) The Residential Home Today charge-off total for the three months ended March 31, 2026 is a credit due to a reversal of a prior period charge-off..

The following table sets forth additional information with respect to net recoveries by category for the periods indicated rounded to the nearest tenth of a percent.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Net recoveries to average loans outstanding (annualized)
Real estate loans:
Residential Core	0.00%	0.01%	0.00%	0.01%
Residential Home Today	0.02	0.01	0.01	0.01
Home equity lines of credit	0.01	0.00	0.01	0.01
Home equity loans	0.00	0.00	0.00	0.00
Total net recoveries to average loans outstanding (annualized)	0.03%	0.02%	0.02%	0.03%
We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses. We reported net recoveries in each quarter for the past seven years, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution. During the three months ended March 31, 2026 and March 31, 2025, recoveries exceeded loan charge-offs by $0.8 million and $0.7 million, respectively. During the three months ended March 31, 2026 and March 31, 2025, gross charge-offs were $0.3 million at both dates. Delinquent loans continue to be evaluated for potential losses and provisions are recorded for the estimate of potential losses of those loans.
During the three months ended March 31, 2026, the total allowance for credit losses increased to $104.9 million, from $104.1 million at December 31, 2025. The total allowance for credit losses is comprised of the asset portion, which is applied to the loan portfolio and the liability portion, which is applied to off-balance sheet exposures, primarily related to undrawn equity exposures. During the three months ended March 31, 2026, the asset and liability portions of the total allowance decreased to $74.9 million from $75.0 million and increased to $30.0 million from $29.1 million, respectively. We recorded no provision expense for the allowance for credit losses for the period.
Because many variables are considered in determining the appropriate level of GVAs, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the GVA. The slight decrease in the allowance for credit losses applied to the loan portfolio during the three months ended March 31, 2026, was primarily related to a slight decrease in mortgage loan loss dollars, partially offset by a lower net recovery forecast for total qualitative factors and an increase in equity loss forecasts due to growth in these portfolios.
The amortized cost of the residential Core portfolio decreased 1.7%, or $186.3 million, and its total allowance decreased 4.9%, or $1.9 million, as of March 31, 2026, compared to December 31, 2025. The amortized cost of the home equity lines of credit portfolio increased 2.8%, or $121.4 million, and its total allowance increased 1.5% to $23.4 million, from $23.0 million at December 31, 2025. The amortized cost of the home equity loans increased 8.3%, or $67.4 million, and its total allowance increased 8.4% to $17.0 million, from $15.7 million at December 31, 2025. As we are no longer originating loans under our Home Today program, there is an expected net recovery position for this portfolio which was $2.0 million at March 31, 2026 and $2.1 million at December 31, 2025. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans, which is driving the allowance balance for the Home Today loans to be negative. Refer to the "Activity in the Allowance for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information.

The following table sets forth the allowance for credit losses allocated by loan category, the percent of allowance in each category to the total allowance on loans, and the percent of loans in each category to total loans at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. The table does not include allowances for credit losses on unfunded loan commitments, which are primarily related to undrawn home equity lines of credit.

	March 31, 2026			September 30, 2025
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$36,478	48.7%	66.4%	$39,939	53.8%	69.0%
Residential Home Today	(1,984)	(2.6)	0.2	(2,438)	(3.3)	0.2
Home equity lines of credit	23,383	31.2	27.7	22,069	29.8	25.9
Home equity loans	17,022	22.7	5.6	14,645	19.7	4.8
Construction	1	—	0.1	29	—	0.1
Allowance for credit losses on loans	$74,900	100.0%	100.0%	$74,244	100.0%	100.0%

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

	March 31, 2026		September 30, 2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,134,305		$6,304,128
Florida	1,745,707		1,811,897
Other	2,584,021		2,687,788
Total Residential Core	10,464,033	66.4%	10,803,813	69.0%
Total Residential Home Today	33,981	0.2	35,933	0.2
Home equity lines of credit
Ohio	947,208		902,048
Florida	917,014		872,045
California	740,640		681,709
Other	1,755,457		1,606,996
Total home equity lines of credit	4,360,319	27.7	4,062,798	25.9
Home equity loans
Ohio	183,230		174,984
Florida	170,025		162,395
California	168,818		136,930
Other	354,367		275,239
Total home equity loans	876,440	5.6	749,548	4.8
Construction loans
Ohio	10,632		10,711
Florida	2,390		1,400
Other	—		191
Total construction	13,022	0.1	12,302	0.1
Other loans	8,254	—	8,153	—
Total loans receivable	15,756,049	100.0%	15,672,547	100.0%
Deferred loan expenses, net	70,253		69,943
Loans in process	(9,061)		(4,934)
Allowance for credit losses on loans	(74,900)		(74,244)
Total loans receivable, net	$15,742,341		$15,663,312

The following table provides the amortized cost and an analysis of our real estate loans held for investment disaggregated by refreshed FICO score, year of origination and portfolio at March 31, 2026. FICO scores are updated quarterly as available. The Company treats the FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk. Revolving loans reported at amortized cost include home equity lines of credit currently in their draw period, therefore not by year of origination. Revolving loans converted to term are home equity lines of credit that are in repayment.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2026	2025	2024	2023	2022	Prior			Total
	(Dollars in thousands)
March 31, 2026
Real estate loans:
Residential Core
<680	$5,557	$26,215	$18,671	$57,805	$119,328	$255,932	$—	$—	$483,508
680-740	78,122	91,510	46,243	144,932	288,949	542,859	—	—	1,192,615
741+	358,738	489,611	347,448	1,083,365	2,091,780	4,240,338	—	—	8,611,280
Unknown (1)	2,965	5,290	1,636	6,015	33,970	152,852	—	—	202,728
Total Residential Core	445,382	612,626	413,998	1,292,117	2,534,027	5,191,981	—	—	10,490,131
Residential Home Today (2)
<680	—	—	—	—	—	16,176	—	—	16,176
680-740	—	—	—	—	—	6,111	—	—	6,111
741+	—	—	—	—	—	8,931	—	—	8,931
Unknown (1)	—	—	—	—	—	2,317	—	—	2,317
Total Residential Home Today	—	—	—	—	—	33,535	—	—	33,535
Home equity lines of credit
<680	—	—	—	—	—	—	277,836	10,987	288,823
680-740	—	—	—	—	—	—	875,708	10,305	886,013
741+	—	—	—	—	—	—	3,150,558	30,075	3,180,633
Unknown (1)	—	—	—	—	—	—	37,804	5,107	42,911
Total Home equity lines of credit	—	—	—	—	—	—	4,341,906	56,474	4,398,380
Home equity loans
<680	2,192	13,316	15,365	11,612	1,769	1,898	—	—	46,152
680-740	51,671	49,953	46,512	24,242	6,156	3,190	—	—	181,724
741+	178,225	208,973	140,864	74,701	30,393	18,501	—	—	651,657
Unknown (1)	205	252	925	971	419	787	—	—	3,559
Total Home equity loans	232,293	272,494	203,666	111,526	38,737	24,376	—	—	883,092
Construction
680-740	143	—	—	—	—	—	—	—	143
741+	1,838	1,868	—	—	—	—	—	—	3,706
Total Construction	1,981	1,868	—	—	—	—	—	—	3,849
Total net real estate loans	$679,656	$886,988	$617,664	$1,403,643	$2,572,764	$5,249,892	$4,341,906	$56,474	$15,808,987

(1) Data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal year 2016.

The following table provides amortized cost and an analysis of our real estate loans held for investment by origination LTV, origination year and portfolio at March 31, 2026. Subsequent to origination, LTVs are only updated for our home equity loans and lines of credit and for collateral-dependent residential mortgage loans.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2026	2025	2024	2023	2022	Prior			Total
	(Dollars in thousands)
March 31, 2026
Real estate loans:
Residential Core
<80%	$205,495	$217,235	$160,667	$443,468	$1,444,733	$2,865,632	$—	$—	$5,337,230
80-89.9%	183,772	281,886	202,255	670,723	904,367	2,131,546	—	—	4,374,549
90-100%	56,115	113,374	51,076	177,926	183,998	192,475	—	—	774,964
>100%	—	—	—	—	—	612	—	—	612
Unknown (1)	—	131	—	—	929	1,716	—	—	2,776
Total Residential Core	445,382	612,626	413,998	1,292,117	2,534,027	5,191,981	—	—	10,490,131
Residential Home Today (2)
<80%	—	—	—	—	—	6,879	—	—	6,879
80-89.9%	—	—	—	—	—	10,587	—	—	10,587
90-100%	—	—	—	—	—	16,069	—	—	16,069
Total Residential Home Today	—	—	—	—	—	33,535	—	—	33,535
Home equity lines of credit(3)
<80%	—	—	—	—	—	—	4,107,750	45,622	4,153,372
80-89.9%	—	—	—	—	—	—	230,917	10,040	240,957
90-100%	—	—	—	—	—	—	880	49	929
>100%	—	—	—	—	—	—	2,072	164	2,236
Unknown (1)	—	—	—	—	—	—	287	599	886
Total Home equity lines of credit	—	—	—	—	—	—	4,341,906	56,474	4,398,380
Home equity loans
<80%	221,229	264,185	199,044	108,389	37,364	21,819	—	—	852,030
80-89.9%	11,064	8,042	4,622	3,137	1,351	1,001	—	—	29,217
90-100%	—	25	—	—	—	561	—	—	586
>100%	—	242	—	—	22	995	—	—	1,259
Total Home equity loans	232,293	272,494	203,666	111,526	38,737	24,376	—	—	883,092
Construction
<80%	1,390	840	—	—	—	—	—	—	2,230
80-89.9%	591	1,028	—	—	—	—	—	—	1,619
Total Construction	1,981	1,868	—	—	—	—	—	—	3,849
Total net real estate loans	$679,656	$886,988	$617,664	$1,403,643	$2,572,764	$5,249,892	$4,341,906	$56,474	$15,808,987

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal year 2016.
(3) Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
At March 31, 2026, the home equity loan portfolio had an unpaid principal balance of $876.4 million, including $14.0 million in bridge loans, and home equity lines of credit had an unpaid principal balance of $4.36 billion of which $56.2 million were in repayment and no longer eligible to be drawn upon.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of home equity loans, home equity lines of credit and bridge loan portfolios as of March 31, 2026. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$2,630,175	$923,662	0.08%	60%	43%
Florida	1,830,096	902,515	0.17	56	46
California	1,635,172	732,896	0.03	59	51
Other (1)	3,851,642	1,745,079	0.10	62	51
Total home equity lines of credit in draw period	9,947,085	4,304,152	0.10	60	47
Home equity lines in repayment	56,167	56,167	0.56	58	30
Home equity loans and bridge loans	876,440	876,440	0.11	57	51
Total	$10,879,692	$5,236,759	0.10%	59%	49%
(1)No other individual state has a committed or drawn balance greater than 10% of our total home equity lending portfolio and 5% of total loan balances.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2026. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
The principal balance of home equity lines of credit in the draw period that have a current CLTV over 80% or unknown, based on drawn amount, is $38.5 million, or 0.9% of the total at March 31, 2026. In recognition of the past weakness in the housing market, we continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
At March 31, 2026, 21.7% of the home equity lending portfolio was either in a first lien position (11.4%), in a subordinate (second) lien position behind a first lien that we held (8.4%) or behind a first lien that was held by a loan that we originated, sold and now serviced for others (1.9%). At March 31, 2026, 11.6% of the home equity line of credit portfolio in the draw period were making only the minimum payment on the outstanding line balance. Minimum payments include both a principal and interest component.

Delinquent Loans
The following tables set forth the amortized cost in loan delinquencies by type, segregated by geographic location and duration of delinquency as of the dates indicated. The majority of our Home Today loan portfolio is secured by properties located in Ohio, and therefore not segregated by state. There were no delinquencies within the construction and other loans portfolios as of the dates presented.

	Loans Delinquent for
March 31, 2026	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$6,513	$4,341	$10,854
Florida	2,291	2,412	4,703
Other	2,603	3,552	6,155
Total Residential Core	11,407	10,305	21,712
Residential Home Today	763	971	1,734
Home equity lines of credit
Ohio	1,256	827	2,083
Florida	2,637	1,488	4,125
California	1,401	320	1,721
Other	2,858	1,864	4,722
Total Home equity lines of credit	8,152	4,499	12,651
Home equity loans
Ohio	110	265	375
Florida	636	350	986
California	117	64	181
Other	415	309	724
Total Home equity loans	1,278	988	2,266
Total	$21,600	$16,763	$38,363

	Loans Delinquent for
September 30, 2025	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$5,046	$3,939	$8,985
Florida	2,578	2,474	5,052
Other	1,725	4,057	5,782
Total Residential Core	9,349	10,470	19,819
Residential Home Today	1,018	560	1,578
Home equity lines of credit
Ohio	1,263	916	2,179
Florida	2,045	1,709	3,754
California	1,228	934	2,162
Other	1,637	1,737	3,374
Total Home equity lines of credit	6,173	5,296	11,469
Home equity loans
Ohio	218	271	489
Florida	266	363	629
California	—	106	106
Other	366	195	561
Total Home equity loans	850	935	1,785
Total	$17,390	$17,261	$34,651

Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.11% of total net loans at March 31, 2026, and September 30, 2025. The percentage of loans seriously delinquent in the residential Core portfolio remained at 0.07% for both periods. Serious delinquencies in the home equity lines of credit portfolio remained at 0.03% for both periods. Serious delinquencies in the Home Today and home equity loan portfolios at March 31, 2026 and September 30, 2025, respectively, are immaterial due to the low level of seriously delinquent loans as compared to the total net loans at each period.
Although delinquencies in most portfolios remain at or near historic lows, recent economic trends and elevated interest rates on home equity lines of credit led to an upward trend in delinquencies in that portfolio. Interest rates on home equity lines of credit are tied to the prime rate of interest which remains elevated, despite the three recent FRS 25 basis point rate cuts, resulting in higher and less affordable monthly payments for some borrowers.
Non-Performing Assets
The following table sets forth the amortized costs and categories of our non-performing assets at the dates indicated. There were no construction loans reported as non-accrual at the dates presented.

	March 31, 2026	September 30, 2025
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$21,421	$23,041
Residential Home Today	2,975	3,032
Home equity lines of credit	11,020	11,141
Home equity loans	1,705	1,492
Total non-accrual loans	37,121	38,706
Real estate owned	1,383	1,921
Total non-performing assets	$38,504	$40,627
Ratios:
Total non-accrual loans to total loans	0.23%	0.25%
Total non-accrual loans to total assets	0.21%	0.22%
Total non-performing assets to total assets	0.22%	0.23%
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

	March 31, 2026	September 30, 2025
	(Dollars in thousands)
Non-Accrual Loans	$37,121	$38,706
Accruing Collateral-Dependent Loans	13,924	12,205
Less: Loans Collectively Evaluated	(4,749)	(5,636)
Total Collateral-Dependent loans	$46,296	$45,275

Comparison of Financial Condition at March 31, 2026 and September 30, 2025
Total assets increased $23.4 million, or less than 1%, to $17.48 billion at March 31, 2026, from $17.46 billion at September 30, 2025. This change was mainly the result of increases in loans held for investment and prepaid expenses and other assets, offset by a decrease in mortgage loans held for sale.
Cash and cash equivalents increased $7.9 million, or 1.8%, to $437.3 million at March 31, 2026, from $429.4 million at September 30, 2025. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section.

Investment securities, all of which are classified as available for sale, decreased $66.1 million, or 12.69%, to $454.6 million at March 31, 2026, from $520.7 million at September 30, 2025. The decrease was primarily due to maturities exceeding purchases during the six-month period ended March 31, 2026, including a $50.0 million U.S. Treasury security that matured and was not replaced.
Mortgage loans held for sale decreased by $52.6 million, or 91.2%, to $5.1 million at March 31, 2026, from $57.7 million at September 30, 2025, due to a decrease in both loans committed to forward sales and loans identified for future sale.
Loans held for investment, net of deferred loan fees and allowance for credit losses, increased $79.0 million, or 0.5%, to $15.74 billion at March 31, 2026, from $15.66 billion at September 30, 2025. During the six months ended March 31, 2026, the home equity loans and lines of credit portfolio increased $424.4 million and residential core mortgage loans decreased $339.8 million.
The changes in loans held for investment were affected by the volume of loans originated, acquired and sold. During the six months ended March 31, 2026, total first mortgage loan originations were $567.1 million compared to $376.0 million for the six months ended March 31, 2025. Of total residential mortgage loans originated and acquired during the current period, $455.7 million (80.4%) were purchase mortgage transactions and $71.4 million (12.6%) were adjustable rate loans. Commitments originated for home equity loans and lines of credit were $1.10 billion for the six-month period ended March 31, 2026, compared to $1.20 billion for the six-month period ended March 31, 2025. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information.
Federal Home Loan Bank stock increased $9.0 million, or 3.82% to $244.4 million at March 31, 2026, from $235.4 million at September 30, 2025. FHLB stock ownership requirements dictate the amount of stock owned at any given time.
Premises, equipment and software, net increased $3.4 million, or 8.50%     to $43.4 million at March 31, 2026 from $40.0 million at September 30, 2025, due to increased software acquisitions.
Other assets, including prepaid expenses, increased $41.2 million, or 36.9%, to $152.9 million at March 31, 2026, from $111.7 million at September 30, 2025. The increase was primarily the result of a $47.9 million increase in margin requirement on swap contracts after an investment security that had been posted as collateral matured during the six months ended March 31, 2026, partially offset by a $3.5 million decrease in deferred income tax assets and a $4.0 million decrease in interest receivable on swap contracts.
Deposits decreased $259.6 million, or 2.5%, to $10.19 billion at March 31, 2026, from $10.45 billion at September 30, 2025. The decrease in deposits included a $965.2 million decrease in the CD portfolio and a $19.4 million decrease in money market accounts, partially offset by a $711.2 million increase in savings accounts, and a $8.7 million increase in checking accounts. The maturity of CDs that convert to tiered-interest savings accounts at maturity primarily led to the movement between the CD and savings account portfolios between the periods compared. At March 31, 2026, brokered CDs totaled $863.7 million and included $550.0 million of three-month certificates of deposit accounts aligned with pay-fixed interest rate swap contracts. Based on FDIC insurance limits by ownership structure, uninsured deposits were $391.2 million and $387.3 million at March 31, 2026 and September 30, 2025, respectively.
Borrowed funds increased $272.2 million, or 5.59%, to $5.14 billion at March 31, 2026, from $4.87 billion at September 30, 2025. The total balance of borrowed funds at March 31, 2026, consisted of $1.53 billion of long-term advances with a weighted average maturity of approximately 1.5 years, $2.98 billion of one- to three-month advances, aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 2.8 years and $624.0 million in overnight borrowings, all from the FHLB.
Borrowers' advances for insurance and taxes decreased $16.7 million to $96.5 million at March 31, 2026, from $113.2 million at September 30, 2025. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.
Total shareholders’ equity increased $28.5 million, or 1.5%, to $1.92 billion at March 31, 2026, from $1.89 billion at September 30, 2025. The increase reflects $45.5 million of net income, reduced by dividends of $30.1 million. Other changes include a $12.4 million increase in accumulated other comprehensive income, primarily related to a net increase in unrealized gains on swap contracts, a positive net adjustment of $4.7 million related to stock compensation and employee stock ownership plans and $4.0 million of stock repurchases. During the six months ended March 31, 2026, a total of 288,196 shares of our common stock were repurchased at an average cost of 13.86 per share. The Company's eighth stock repurchase program allows for a total of 10,000,000 shares to be repurchased, with 4,655,890 shares remaining to be repurchased at March 31, 2026. As a result of a mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns approximately 81.0% of the outstanding stock of the Company, was able to waive the receipt of its share of the dividend paid. Refer to Part II, Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025
Average Balances and Yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$390,194	$3,561	3.65%	$416,911	$4,578	4.39%
Investment securities	3,948	11	1.11	54,105	552	4.08
Mortgage-backed securities	454,227	3,974	3.50	466,617	4,203	3.60
Loans (2)	15,800,101	183,515	4.65	15,351,040	171,506	4.47
Federal Home Loan Bank stock	239,292	4,408	7.37	219,813	5,113	9.30
Total interest-earning assets	16,887,762	195,469	4.63	16,508,486	185,952	4.51
Noninterest-earning assets	534,228			534,285
Total assets	$17,421,990			$17,042,771
Interest-bearing liabilities:
Checking accounts	$791,919	39	0.02	$822,059	89	0.04
Savings accounts	1,709,180	7,245	1.70	1,219,188	2,722	0.89
Certificates of deposit	7,750,278	66,508	3.43	8,292,210	72,568	3.50
Borrowed funds	5,001,235	43,871	3.51	4,542,318	38,524	3.39
Total interest-bearing liabilities	15,252,612	117,663	3.09	14,875,775	113,903	3.06
Noninterest-bearing liabilities	241,772			235,601
Total liabilities	15,494,384			15,111,376
Shareholders’ equity	1,927,606			1,931,395
Total liabilities and shareholders’ equity	$17,421,990			$17,042,771
Net interest income		$77,806			$72,049
Interest rate spread (1)(3)			1.54%			1.45%
Net interest-earning assets (4)	$1,635,150			$1,632,711
Net interest margin (1)(5)		1.84%			1.75%
Average interest-earning assets to average interest-bearing liabilities	110.72%			110.98%
Selected performance ratios:
Return on average assets (1)		0.53%			0.49%
Return on average equity (1)		4.82%			4.35%
Average equity to average assets		11.06%			11.33%
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
General. Net income increased $2.2 million, or 10.5%, to $23.2 million for the quarter ended March 31, 2026, from $21.0 million for the quarter ended March 31, 2025. The increase in net income was primarily attributable to an increase in net interest income, offset by an increase in non-interest expense.

Interest and Dividend Income. Interest and dividend income increased $9.5 million, or 5.1%, to $195.5 million during the current quarter, compared to $186.0 million during the same quarter of the prior year. The increase in interest and dividend income was primarily the result of an increase in interest income on loans, offset by decreases in income earned on other interest earning assets and FHLB stock.
Interest income on loans increased $12.0 million, or 7.0%, to $183.5 million during the current quarter, compared to $171.5 million for the same quarter of the prior year. This change was primarily attributed to an 18 basis point increase in the average yield on loans for the quarter ended March 31, 2026, to 4.65%, compared to 4.47% for the same quarter of the prior year. It was also attributed to a 2.9%, or $449.1 million, increase in the average balance of loans to $15.80 billion for the quarter ended March 31, 2026, compared to $15.35 billion during the same quarter of the prior year, as new loan production exceeded principal repayments and loan sales.
Interest Expense. Interest expense increased $3.8 million, or 3.3%, to $117.7 million during the current quarter, compared to $113.9 million for the quarter ended March 31, 2025. The increase was mainly due to higher interest expense on savings and borrowed funds, partially offset by lower interest expense on certificates of deposit.
Interest expense on CDs, net of related interest rate swap contracts, decreased $6.1 million, or 8.4%, to $66.5 million during the current quarter, compared to $72.6 million for the quarter ended March 31, 2025. The decrease was primarily attributed to a $541.9 million, or 6.5%, decrease in the average balance of CDs to $7.75 billion during the current quarter, from $8.29 billion during the same quarter of the prior year, as well as a 7 basis point decrease in the average rate paid on CDs, to 3.43% for the current quarter, from 3.50% for the same quarter of the prior year.
Interest expense on savings accounts increased by $4.5 million to $7.2 million during the quarter ended March 31, 2026, compared to $2.7 million for the quarter ended March 31, 2025. The increase was attributed to an 81 basis point increase in the average rate paid on savings accounts, to 1.70% during the current quarter, when compared to the quarter ended March 31, 2025, and a $490.0 million, or 40.2%, increase in the average balance of savings accounts to $1.71 billion for the quarter ended March 31, 2026.
Interest expense on borrowed funds, net of related interest rate swap contracts, increased $5.4 million, or 14.0%, to $43.9 million during the current quarter, compared to $38.5 million for the quarter ended March 31, 2025. This increase was attributed to an increase in the average balance of borrowed funds of $458.9 million, or 10.1%, to $5.00 billion during the current quarter from an average balance of $4.54 billion during the same quarter of the prior year, as well as a 12 basis point increase in the average rate paid on borrowed funds, to 3.51% during the current quarter, when compared to the quarter ended March 31, 2025. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $5.8 million to $77.8 million during the current quarter, compared to $72.0 million for the quarter ended March 31, 2025. The increase was primarily due to an increase in average balance and yield of interest-earning assets, partially offset by an increase in the average balance and weighted average rate paid on interest-bearing liabilities.

Average interest-earning assets during the current quarter increased $379.3 million, or 2.3%, to $16.89 billion, when compared to the quarter ended March 31, 2025. The increase in average interest-earning assets was attributed primarily to an increase in the average balance of loans, offset by a decrease in the average balance of investment securities. The yield on interest-earning assets increased 12 basis points to 4.63% from 4.51%. The average balance of interest-bearing liabilities increased $376.8 million, 2.5%, to $15.25 billion, primarily due to increases in the average balances of savings and borrowed funds, offset by a decrease in the average balance of CDs. The cost on interest-bearing liabilities increased 3 basis points to 3.09% from 3.06%.

The interest rate spread increased 9 basis points to 1.54% compared to 1.45% during the same quarter last year. The net interest margin increased 9 basis points to 1.84% in the current quarter compared to 1.75% for the same quarter last year. Refer to Controlling Our Interest Rate Risk Exposure of the Overview section for further discussion.
Provision (Release) for Credit Losses. We recorded no provision to the allowance for credit losses on loans and off-balance sheet exposures during the quarter ended March 31, 2026, compared to a provision of $1.5 million during the quarter ended March 31, 2025. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. During the quarter ended March 31, 2026, we recorded net recoveries of $0.8 million compared to net recoveries of $0.7 million for the quarter ended March 31, 2025. Refer to the Lending Activities section of Item 2. and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.

Non-Interest Income. Non-interest income increased $0.3 million, or 4.2%, to $7.4 million during the current quarter, compared to $7.1 million for the quarter ended March 31, 2025, primarily due to increases of $0.5 million in net gain on the sales of loan and $0.3 million in loan fees and service charges, offset by decrease of $0.5 million in other non-interest income.
Non-Interest Expense. Non-interest expense increased $4.3 million, or 8.4%, to $55.4 million during the current quarter, compared to $51.1 million for the quarter ended March 31, 2025. The increase primarily consisted of a $2.5 million increase in salaries and employee benefits and a $2.3 million increase in other operating expenses, partially offset by a $0.6 million decrease in marketing expense.
Income Tax Expense. The provision for income taxes increased $1.1 million to $6.6 million during the current quarter, compared to $5.5 million for the quarter ended March 31, 2025, reflecting the higher level of pre-tax income during the more recent period. The provision for the current quarter included $5.7 million of federal income tax provision and $0.9 million of state income tax expense. The provision for the quarter ended March 31, 2025 included $4.9 million of federal income tax provision and $0.6 million of state income tax expense. Our effective federal tax rate was 19.6% and 19.0% during the quarters ended March 31, 2026 and March 31, 2025, respectively.

Comparison of Operating Results for the Six Months Ended March 31, 2026 and 2025
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Six Months Ended			Six Months Ended
	March 31, 2026			March 31, 2025
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$388,536	$7,388	3.80%	$420,511	$9,527	4.53%
Investment securities	12,006	205	3.41	57,144	1,226	4.29
Mortgage-backed securities	457,135	8,021	3.51	460,475	7,984	3.47
Loans (2)	15,796,787	368,461	4.67	15,338,580	343,658	4.48
Federal Home Loan Bank stock	236,295	9,166	7.76	222,895	10,325	9.26
Total interest-earning assets	16,890,759	393,241	4.66	16,499,605	372,720	4.52
Noninterest-earning assets	535,558			529,459
Total assets	$17,426,317			$17,029,064
Interest-bearing liabilities:
Checking accounts	$791,409	109	0.03	$824,221	179	0.04
Savings accounts	1,478,458	10,808	1.46	1,254,488	6,075	0.97
Certificates of deposit	8,055,112	142,078	3.53	8,175,475	147,067	3.60
Borrowed funds	4,914,255	86,760	3.53	4,597,823	79,022	3.44
Total interest-bearing liabilities	15,239,234	239,755	3.15	14,852,007	232,343	3.13
Noninterest-bearing liabilities	262,354			253,621
Total liabilities	15,501,588			15,105,628
Shareholders’ equity	1,924,729			1,923,436
Total liabilities and shareholders’ equity	$17,426,317			$17,029,064
Net interest income		$153,486			$140,377
Interest rate spread (1)(3)			1.51%			1.39%
Net interest-earning assets (4)	$1,651,525			$1,647,598
Net interest margin (1)(5)		1.82%			1.70%
Average interest-earning assets to average interest-bearing liabilities	110.84%			111.09%
Selected performance ratios:
Return on average assets (1)		0.52%			0.51%
Return on average equity (1)		4.73%			4.52%
Average equity to average assets		11.04%			11.30%
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

General. Net income increased $2.1 million to $45.5 million for the six months ended March 31, 2026, compared to $43.4 million for the six months ended March 31, 2025. The increase in net income was primarily driven by an increase in net interest income and non-interest income along with a decrease in the provision for credit losses, partially offset by an increase in non-interest expense.
Interest and Dividend Income. Interest and dividend income increased $20.5 million, or 5.5%, to $393.2 million during the six months ended March 31, 2026, compared to $372.7 million during the same six months in the prior year. The increase in interest and dividend income resulted mainly from an increase in interest income on loans, partially offset by decreases in income earned on FHLB stock, investment securities and other interest-bearing cash equivalents.
Interest income on loans increased $24.8 million, or 7.2%, to $368.5 million for the six months ended March 31, 2026, compared to $343.7 million for the six months ended March 31, 2025. This increase was attributed mainly to a 19 basis point increase in the average yield on loans to 4.67% for the six months ended March 31, 2026, from 4.48% for the same six months in the prior fiscal year. Adding to the increase was a $458.2 million increase in the average balance of loans to $15.80 billion for the current six months compared to $15.34 billion for the prior fiscal year period as new loan production exceeded repayments and loan sales during the current fiscal year.
Interest Expense. Interest expense increased $7.5 million, or 3.2%, to $239.8 million during the current six months compared to $232.3 million during the six months ended March 31, 2025. This increase mainly resulted from an increase in the average rate paid and balance of borrowed funds and savings accounts partially offset by a decrease in the average rate paid on CDs and a decrease in CD balances.
Interest expense on CDs, net of related interest rate swap contracts, decreased $5.0 million, or 3.4%, to $142.1 million during the six months ended March 31, 2026, compared to $147.1 million during the six months ended March 31, 2025. The decrease was attributed primarily to a $120.4 million, or 1.5%, decrease in the average balance of CDs to $8.06 billion, from $8.18 billion during the same six months of the prior fiscal year. In addition, there was a 7 basis point decrease in the average rate paid on CDs to 3.53% during the current six months from 3.60% during the same six months last fiscal year.
Interest expense on savings accounts increased $4.7 million to $10.8 million during the six months ended March 31, 2026, compared to interest expense of $6.1 million for the six-month period ended March 31, 2025. The increase was attributed primarily to a $224.0 million, or 18%, increase in the average balance of savings accounts. In addition, there was a 49 basis point increase in the average rate paid on savings accounts to 1.46% during the current six months from 0.97% during the prior six months ended March 31, 2025.
Interest expense on borrowed funds, net of related interest rate swap contracts, increased $7.8 million, or 9.9%, to $86.8 million during the six months ended March 31, 2026, from $79.0 million during the six months ended March 31, 2025. The increase was primarily the result of a increase of $316.4 million in the average balance of borrowed funds to $4.91 billion for the six months ended March 31, 2026 compared to $4.60 billion for the same period of the prior fiscal year. There was a 9 basis point increase in the average rate paid for these funds to 3.53%, from 3.44% for the six months ended March 31, 2026 and March 31, 2025, respectively. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $13.1 million, or 9.3%, to $153.5 million during the six months ended March 31, 2026, from $140.4 million during the six months ended March 31, 2025. The net increase consisted of a $20.5 million increase in interest income offset by a $7.5 million increase in interest expense.
Average interest-earning assets increased during the current six months by $391.2 million to $16.89 billion when compared to $16.50 billion for the six months ended March 31, 2025. The increase in average assets was attributed primarily to a $458.2 million increase in the average balance of our loans, along with a $13.4 million increase in the average balance of FHLB stock, partially offset by a $45.1 million decrease in the average balance of investment securities and a $32.0 million decrease in the average balance of interest-bearing cash equivalents. The yield on average interest-earning assets increased 14 basis points to 4.66% for the six months ended March 31, 2026, from 4.52% for the six months ended March 31, 2025, as lower-rate residential mortgages were replaced with higher-yielding mortgage loans and home equity balances. Average interest-bearing liabilities increased $387.2 million to $15.24 billion for the six months ended March 31, 2026, compared to $14.85 billion for the six months ended March 31, 2025, and there was a 2 basis point increase in cost for the six months ended March 31, 2026.
The interest rate spread increased 12 basis point to 1.51% when compared to 1.39% during the same six months of the prior fiscal year period. The net interest margin was 1.82% for the six months ended March 31, 2026, and 1.70% for the six months ended March 31, 2025.

Provision (Release) for Credit Losses. We recorded a release for credit losses on loans and off-balance sheet exposures of $1.0 million during the six months ended March 31, 2026, and no provision for credit losses during the six months ended March 31, 2025. In the current six months, we recorded net recoveries of $1.5 million, as compared to net recoveries of $2.1 million for the six months ended March 31, 2025. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Refer to the Lending Activities section of the Overview and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $1.9 million, or 14%, to $15.5 million during the six months ended March 31, 2026, compared to $13.6 million during the six months ended March 31, 2025. The increase in non-interest income was primarily due to a $1.8 million increase in the net gain on sale of loans. There were loan sales of $204.1 million during the six months ended March 31, 2026, compared to loan sales of $147.2 million during the six months ended March 31, 2025.
Non-Interest Expense. Non-interest expense increased $12.6 million, or 13%, to $111.6 million during the six months ended March 31, 2026, compared to $99.0 million during the six months ended March 31, 2025. This increase was driven by a $6.4 million increase in salaries and employee benefits, a $3.5 million increase in other operating expenses, a $2.0 million increase in marketing expenses, partially offset by a $0.5 million decrease in federal insurance premiums. The increase in salaries and benefits was mainly the result of a one-time discretionary bonus provided to all associates in December 2025, totaling $2.2 million, as well as higher staffing levels and stock-based compensation expenses, partially offset by an increase in capitalized payroll costs related to the implementation of a new core banking system.
Income Tax Expense. The provision for income taxes increased $1.3 million to $12.8 million during the six months ended March 31, 2026, from $11.5 million for the six months ended March 31, 2025, reflecting the higher level of pre-tax income during the more recent periods. The provision for the current six months included $11.3 million of federal income tax provision and $1.5 million of state income tax provision. The provision for the six months ended March 31, 2025, included $10.5 million of federal income tax provision and $1.0 million of state income tax provision. Our effective federal tax rate was 19.9% during the six months ended March 31, 2026, and 19.4% during the six months ended March 31, 2025.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of the average cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total average interest-earning assets). For the three months ended March 31, 2026, our liquidity ratio averaged 5.36%. We had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2026.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, scheduled liability maturities and the objectives of our asset/liability management program. Excess liquidity is generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent upon our operating, financing, lending and investing activities during any given period. At March 31, 2026, cash and cash equivalents totaled $437.3 million, which represented an increase of 1.8% from $429.4 million at September 30, 2025.

Investment securities classified as available-for-sale, all of which are government guaranteed, provide additional sources of liquidity, totaled $454.6 million at March 31, 2026.
During the six-month period ended March 31, 2026, we settled $215.2 million of loan sales to Fannie Mae, with no forward commitments of mortgage loans outstanding as of March 31, 2026.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS.
At March 31, 2026, we had $377.1 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $5.64 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of March 31, 2026, totaled $5.45 billion, or 53.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before March 31, 2027. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investment securities. During the six months ended March 31, 2026, we originated $567.1 million of residential mortgage loans and $1.10 billion of commitments for home equity loans and lines of credit, while during the six months ended March 31, 2025, we originated $376.0 million of residential mortgage loans and $1.20 billion of commitments for home equity loans and lines of credit. We purchased $53.5 million of securities during the six months ended March 31, 2026, and $127.2 million during the six months ended March 31, 2025. Also, during the six months ended March 31, 2026 and March 31, 2025, we acquired $100.2 million and $127.6 million of long-term, residential mortgage loans, respectively.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $259.6 million during the six months ended March 31, 2026, compared to a net increase of $202.6 million during the six months ended March 31, 2025. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the six months ended March 31, 2026, there was a $38.4 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $863.7 million at March 31, 2026. At March 31, 2025, the balance of brokered CDs was $1.03 billion. Principal and interest owed on loans serviced for others experienced a net decrease of $1.1 million to $29.2 million during the six months ended March 31, 2026, compared to a net decrease of $1.5 million to $27.2 million during the six months ended March 31, 2025. During the six months ended March 31, 2026, we increased our total borrowings by $272.2 million primarily to fund loan growth. During the six months ended March 31, 2025, our total borrowings decreased by $205.5 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, and arrangements with other institutions to purchase overnight Fed Funds, each of which provides an additional source of funds. The FHLB of Cincinnati approved the Association's allowable borrowing limit of 45% of total assets, as long as the Association maintains compliance with certain credit and regulatory criteria and meets collateral requirements. In an effort to manage our available borrowing capacity with the FHLB, the Company has the ability to replace a portion of its 90-day FHLB advances with like-term brokered deposits.
At March 31, 2026, we had $5.13 billion of FHLB of Cincinnati advances, no outstanding borrowings from the FRB-Cleveland Discount Window and no outstanding borrowings in the form of Fed Funds. During the six months ended March 31, 2026, we had average outstanding advances from the FHLB of Cincinnati of $4.91 billion, as compared to average outstanding advances of $4.60 billion during the six months ended March 31, 2025. Refer to the Extending the Duration of Funding Sources section of the Overview for further discussion.
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
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the standard minimum capital requirements. At March 31, 2026, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of March 31, 2026, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands). Capital remains a source of financial strength for the Association and the Company. Preserving capital to levels in excess of regulatory minimums is a priority for the Association and the Company, especially given the uncertainty and pressures of the current economic environment. The Association intends to maintain minimum capital ratios to exceed total capital to risk-weighted assets of 13.0%, tier 1 (leverage) capital to net average assets of 9.0%, and tier 1 capital to risk-weighted assets of 11.0%.

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,835,445	16.85%	$1,089,188	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,730,595	9.94%	870,391	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,730,595	15.89%	871,350	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,730,595	15.89%	707,972	6.50%
The capital ratios of the Company as of March 31, 2026, are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,981,017	18.18%
Tier 1 (Leverage) Capital to Net Average Assets	1,876,167	10.77%
Tier 1 Capital to Risk-Weighted Assets	1,876,167	17.22%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,876,167	17.22%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2025, the Company received a $65 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its CONSOLIDATED STATEMENTS OF CONDITION but reduced the Association's reported capital ratios. At March 31, 2026, the Company had, in the form of cash and a demand loan from the Association, $152.0 million of funds readily available to support its stand-alone operations.
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
The following table presents the estimated changes in the Company’s and Association's EVE and NII at March 31, 2026, that would result from the indicated changes in the United States Treasury yield curve and other relevant market interest rates.

TFS Financial Corporation
Change in Interest Rates (basis points)	Estimated EVE (1)		Estimated NII (2)
	Amount	Percentage Change	Amount	Percentage Change
	(Dollars in thousands)
+200	$1,408,907	(18.54)%	$370,728	9.59%
+100	1,586,142	(8.29)%	355,351	5.05%
0	1,729,531	—%	338,277	—%
-100	1,809,800	4.64%	315,386	(6.77)%
-200	1,827,284	5.65%	289,253	(14.49)%

Third Federal Savings and Loan Association
Change in Interest Rates (basis points)	Estimated EVE (1)		Estimated NII (2)
	Amount	Percentage Change	Amount	Percentage Change
	(Dollars in Thousands)
+200	$1,247,365	(20.45)%	$361,425	8.76%
+100	1,424,600	(9.14)%	347,720	4.64%
0	1,567,989	—%	332,307	—%
-100	1,648,258	5.12%	311,067	(6.39)%
-200	1,665,742	6.23%	286,573	(13.76)%
(1)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Estimated EVE assumes an instantaneous uniform change in interest rates at all maturities.
(2)Estimated NII is calculated for the prospective 12 months ending March 31, 2027, in the event that market interest rates used in the simulation were adjusted instantaneously (termed a "shocked" format) during the 12 month measurement period to an aggregate increase as indicated in the Change in Interest Rates column.
The tables above indicate that at March 31, 2026, in the event of an increase of 200 basis points in all interest rates, the Company and Association would experience a 18.54% and 20.45% decrease in EVE, respectively. In the event of a 100 basis point decrease in interest rates, the Company and Association would experience an 4.64% and 5.12% increase in EVE, respectively.

The following tables are based on the calculations contained in the previous tables, and set forth the change in the EVE at a +200 basis point rate of shock at March 31, 2026, with comparative information as of September 30, 2025. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

TFS Financial Corporation
Risk Measure (+200 Basis Points Rate Shock)	At March 31, 2026	At September 30, 2025
Pre-Shock EVE	$1,729,531	$1,560,859
Post-Shock EVE	$1,408,907	$1,227,595
Amount Change in EVE	$(320,624)	$(333,264)
Percentage Change in EVE	(18.54)%	(21.35)%

Third Federal Savings and Loan Association
Risk Measure (+200 Basis Points Rate Shock)	At March 31, 2026	At September 30, 2025
Pre-Shock EVE	$1,567,989	$1,410,325
Post-Shock EVE	$1,247,365	$1,077,257
Amount Change in EVE	$(320,624)	$(333,068)
Percentage Change in EVE	(20.45)%	(23.62)%
Accordingly, although the EVE presented in the tables above provides an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which seek to originate Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and fixed-rate loans funded by retail deposits and borrowings from the FHLB, and which the collective activity is intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in an improvement of upside +200 shock valuation sensitivity of 2.81% and 3.17% at March 31, 2026, when compared to the measures at September 30, 2025, for the Company and Association, respectively. Factors contributing to the improvement included a decrease in market interest rates, capital actions by the Association, and changes due to business activity. While our core business activities, as described at the beginning of this paragraph, are generally intended to manage the interest rate risk inherent in our balance sheet, the actual impact is determined by a number of factors, including the pace of mortgage asset additions (reductions) to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition (reduction) of longer duration funding sources.
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

Part II — Other Information

Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of March 31, 2026, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Item 1A. Risk Factors
During the quarter ended March 31, 2026, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 25, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)The following table summarizes our stock repurchase activity during the quarter ended March 31, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans

Period
January 1, 2026 through January 31, 2026	50,000	$14.02	50,000	4,754,644
February 1, 2026 through February 28, 2026	35,768	14.67	35,768	4,718,876
March 1, 2026 through March 31, 2026	62,986	13.72	62,986	4,655,890
	148,754	$14.05	148,754

(1)On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock, and repurchases began on January 6, 2017. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. At March 31, 2026, 4,655,890 shares of outstanding common stock remain to be repurchased. This program has no expiration date.
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
During the quarter ended March 31, 2026, the following trading plan, intended to satisfy the affirmative defense of Rule 10b5-1, was adopted and no trading plans were terminated:

Name	Title	Date Plan Adopted/Terminated (1)	Duration of Plan		Number of Shares of Company's Common Stock to be Purchased, Exercised, or Sold (2)
Daniel F. Weir	Director	Adopted February 5, 2026	February 5, 2026 through May 28, 2026	112	Purchase up to 28,000 shares
(1) Trading Plans may terminate on an earlier date if all contemplated transactions are completed, upon termination by broker or holder of the Trading Plan, or as otherwise provided in the Trading Plan.
(2) Subject to certain conditions set forth in the Trading Plan.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed on May 7, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	May 7, 2026	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	May 7, 2026	/s/ Meredith S. Weil
Meredith S. Weil
Chief Financial Officer