Form 10-Q
period 2026-06-30
TFS Financial CORP
filed 2026-08-06
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
As of August 4, 2026, there were 280,442,755 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.0% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

ACL: Allowance for Credit Losses	FHFA: Federal Housing Finance Agency
AOCI: Accumulated Other Comprehensive Income	FHLB: Federal Home Loan Bank
ARM: Adjustable Rate Mortgage	FICO: Fair Isaac Corporation
ASC: Accounting Standards Codification	FRB-Cleveland: Federal Reserve Bank of Cleveland
ASU: Accounting Standards Update	Freddie Mac: Federal Home Loan Mortgage Corporation
Association: Third Federal Savings and Loan	FRS: Board of Governors of the Federal Reserve System
Association of Cleveland	GAAP: Generally Accepted Accounting Principles
CDs: Certificates of Deposit	Ginnie Mae: Government National Mortgage Association
CECL: Current Expected Credit Losses	GVA: General Valuation Allowance
CFPB: Consumer Financial Protection Bureau	HPI: Home Price Index
CLTV: Combined Loan-to-Value	IRR: Interest Rate Risk
CODM: Chief Operating Decision Maker	LIHTC: Low Income Housing Tax Credit
Company: TFS Financial Corporation and its subsidiaries	LTV: Loan-to-Value
DFA: Dodd-Frank Wall Street Reform and Consumer	NII: Net Interest Income
Protection Act	OCC: Office of the Comptroller of the Currency
EPS: Earnings per Share	OCI: Other Comprehensive Income
ESOP: Third Federal Employee (Associate) Stock	PCAOB: Public Company Accounting Oversight Board
Ownership Plan	REMICs: Real Estate Mortgage Investment Conduits
EVE: Economic Value of Equity	REO: Real Estate Owned
Fannie Mae: Federal National Mortgage Association	SEC: United States Securities and Exchange Commission
FASB: Financial Accounting Standards Board	Third Federal Savings, MHC: Third Federal Savings
FDIC: Federal Deposit Insurance Corporation	and Loan Association of Cleveland, MHC

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	June 30, 2026	September 30, 2025
ASSETS
Cash and due from banks	$28,623	$24,176
Other interest-earning cash equivalents	540,311	405,263
Cash and cash equivalents	568,934	429,439
Investment securities available for sale (amortized cost $505,645 and $542,197, respectively)	482,431	520,659
Mortgage loans held for sale ($14,478 and $22,861 measured at fair value, respectively)	14,478	57,662
Loans held for investment, net:
Mortgage loans	16,175,429	15,659,460
Other loans	7,423	8,153
Deferred loan expenses, net	72,241	69,943
Allowance for credit loss on loans	(73,516)	(74,244)
Loans, net	16,181,577	15,663,312
Mortgage loan servicing rights, net	8,861	8,549
Federal Home Loan Bank stock, at cost	268,101	235,363
Real estate owned, net	1,339	1,921
Premises, equipment, and software, net	45,646	40,022
Accrued interest receivable	63,689	62,553
Bank owned life insurance contracts	329,784	325,149
Other assets	110,168	111,687
TOTAL ASSETS	$18,075,008	$17,456,316
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$9,992,423	$10,446,968
Borrowed funds	5,810,914	4,870,219
Borrowers’ advances for insurance and taxes	159,734	113,168
Principal, interest, and related escrow owed on loans serviced	44,683	30,328
Accrued expenses and other liabilities	109,843	101,709
Total liabilities	16,117,597	15,562,392
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,440,995 and 280,590,497 outstanding at June 30, 2026 and September 30, 2025, respectively	3,323	3,323
Paid-in capital	1,761,637	1,757,813
Treasury stock, at cost; 51,877,755 and 51,728,253 shares at June 30, 2026 and September 30, 2025, respectively	(778,588)	(774,340)
Unallocated ESOP shares	(15,167)	(18,417)
Retained earnings—substantially restricted	977,589	946,776
Accumulated other comprehensive income (loss)	8,617	(21,231)
Total shareholders’ equity	1,957,411	1,893,924
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,075,008	$17,456,316
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$190,048	$177,493	$558,509	$521,151
Investment securities available for sale	4,184	4,816	12,410	14,026
Other interest and dividend earning assets	7,880	9,098	24,434	28,950
Total interest and dividend income	202,112	191,407	595,353	564,127
INTEREST EXPENSE:
Deposits	72,552	76,803	225,547	230,124
Borrowed funds	48,182	39,610	134,942	118,632
Total interest expense	120,734	116,413	360,489	348,756
NET INTEREST INCOME	81,378	74,994	234,864	215,371
PROVISION (RELEASE) FOR CREDIT LOSSES	(3,500)	1,500	(4,500)	1,500
NET INTEREST INCOME AFTER PROVISION (RELEASE) FOR CREDIT LOSSES	84,878	73,494	239,364	213,871
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,753	2,467	7,763	6,912
Net gain on the sale of loans	826	726	4,899	3,028
Increase in and death benefits from bank owned life insurance contracts	3,394	2,733	8,876	8,095
Other	923	1,122	1,843	2,584
Total non-interest income	7,896	7,048	23,381	20,619
NON-INTEREST EXPENSE:
Salaries and employee benefits	28,449	27,651	89,121	81,923
Marketing services	4,060	5,810	14,325	14,096
Office property, equipment and software	8,368	7,653	24,056	22,114
Federal insurance premium and assessments	3,452	3,519	10,251	10,777
State franchise tax	1,149	1,204	3,362	3,450
Other expenses	8,618	7,348	24,610	19,854
Total non-interest expense	54,096	53,185	165,725	152,214
INCOME BEFORE INCOME TAXES	38,678	27,357	97,020	82,276
INCOME TAX EXPENSE	8,138	5,844	20,959	17,316
NET INCOME	$30,540	$21,513	$76,061	$64,960
Earnings per share—basic and diluted	$0.11	$0.08	$0.27	$0.23
Weighted average shares outstanding
Basic	278,850,699	278,832,875	278,820,927	278,699,423
Diluted	280,176,516	279,873,274	279,982,505	279,716,745
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$30,540	$21,513	$76,061	$64,960
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale	(1,114)	2,918	(1,181)	2,686
Net change in cash flow hedges	18,530	(19,715)	30,973	(3,083)
Net change in defined benefit plan obligation	—	—	56	—
Total other comprehensive income (loss)	17,416	(16,797)	29,848	(397)
Total comprehensive income	$47,956	$4,716	$105,909	$64,563
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended June 30, 2025
	Common Stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at March 31, 2025	$3,323	$1,755,054	$(771,123)	$(20,584)	$929,195	$792	$1,896,657
Net Income	—	—	—	—	21,513	—	$21,513
Other comprehensive income (loss), net of tax	—	—	—	—	—	(16,797)	$(16,797)
ESOP shares allocated or committed to be released	—	312	—	1,084	—	—	$1,396
Compensation costs for equity incentive plans	—	947	—	—	—	—	$947
Purchase of treasury stock (57,500 shares)	—	—	(740)	—	—	—	$(740)
Treasury stock allocated to equity incentive plans	—	(6)	2	—	—	—	$(4)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(14,966)	—	$(14,966)
Balance at June 30, 2025	$3,323	$1,756,307	$(771,861)	$(19,500)	$935,742	$(16,005)	$1,888,006

	For the Three Months Ended June 30, 2026
	Common Stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at March 31, 2026	$3,323	$1,758,387	$(776,404)	$(16,250)	$962,213	$(8,799)	$1,922,470
Net Income	—	—	—	—	30,540	—	30,540
Other comprehensive income, net of tax	—	—	—	—	—	17,416	17,416
ESOP shares allocated or committed to be released	—	607	—	1,083	—	—	1,690
Compensation costs for equity incentive plans	—	1,604	—	—	—	—	1,604
Purchase of treasury stock (67,045 shares)	—	—	(1,005)	—	—	—	(1,005)
Treasury stock allocated to equity incentive plans	—	1,039	(1,179)	—	—	—	(140)
Dividends declared to common shareholders ($0.2825 per common share)	—	—	—	—	(15,164)	—	(15,164)
Balance at June 30, 2026	$3,323	$1,761,637	$(778,588)	$(15,167)	$977,589	$8,617	$1,957,411

	For the Nine Months Ended June 30, 2025
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2024	$3,323	$1,754,365	$(772,195)	$(22,750)	$915,489	$(15,608)	$1,862,624
Net income	—	—	—	—	64,960	—	64,960
Other comprehensive income (loss), net of tax	—	—	—	—	—	(397)	(397)
ESOP shares allocated or committed to be released	—	985	—	3,250	—	—	4,235
Compensation costs for equity incentive plans	—	2,802	—	—	—	—	2,802
Purchase of treasury stock (57,500 shares)	—	—	(740)	—	—	—	(740)
Treasury stock allocated to equity incentive plan	—	(1,845)	1,074	—	—	—	(771)
Dividends declared to common shareholders ($0.8475 per common share)	—	—	—	—	(44,707)	—	(44,707)
Balance at June 30, 2025	$3,323	$1,756,307	$(771,861)	$(19,500)	$935,742	$(16,005)	$1,888,006

	For the Nine Months Ended June 30, 2026
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2025	$3,323	$1,757,813	$(774,340)	$(18,417)	$946,776	$(21,231)	$1,893,924
Net income	—	—	—	—	76,061	—	76,061
Other comprehensive income, net of tax	—	—	—	—	—	29,848	29,848
ESOP shares allocated or committed to be released	—	1,459	—	3,250	—	—	4,709
Compensation costs for equity incentive plans	—	4,347	—	—	—	—	4,347
Purchase of treasury stock (355,241 shares)	—	—	(5,000)	—	—	—	(5,000)
Treasury stock allocated to equity incentive plan	—	(1,982)	752	—	—	—	(1,230)
Dividends declared to common shareholders ($0.8475 per common share)	—	—	—	—	(45,248)	—	(45,248)
Balance at June 30, 2026	$3,323	$1,761,637	$(778,588)	$(15,167)	$977,589	$8,617	$1,957,411
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Nine Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,061	$64,960
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	9,056	7,037
Depreciation and amortization	18,854	16,810
Deferred income taxes	(54)	28
Provision (release) for credit losses	(4,500)	1,500
Net gain on the sale of loans	(4,899)	(3,028)
Other net losses (gains)	251	(19)
Proceeds from sales of loans originated as held for sale	41,000	63,257
Loan originations, acquisitions and principal repayments on loans held for sale	(29,107)	(57,322)
Increase in bank owned life insurance contracts	(7,776)	(8,109)
Net (increase) decrease in interest receivable and other assets	(2,166)	7,230
Net increase in accrued expenses and other liabilities	12,180	1,178
Net cash provided by operating activities	108,900	93,522
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(3,213,720)	(2,712,340)
Principal repayments on loans	2,511,190	2,278,497
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	150,369	145,230
Proceeds from sale of:
Loans	207,844	130,628
Real estate owned	459	193
FHLB stock	20,210	19,742
Purchases of:
FHLB stock	(52,948)	(23,786)
Securities available for sale	(114,661)	(141,707)
Premises and equipment	(9,382)	(9,310)
Other	2,796	2,487
Net cash used in investing activities	(497,843)	(310,366)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(459,014)	154,792
Net increase in borrowers' advances for insurance and taxes	46,566	4,262
Net increase in principal and interest owed on loans serviced	14,355	1,484
Net increase in short-term borrowed funds	1,146,000	420,000
Net increase in Fed Funds purchased	150,000	—
Proceeds from long-term borrowed funds	50,000	100,000
Repayment of long-term borrowed funds	(401,275)	(426,520)
Cash collateral/settlements received from (provided to) derivative counterparties	33,015	(2,131)
Acquisition or net settlement of treasury shares	(6,263)	(1,511)
Dividends paid to common shareholders	(44,946)	(44,669)
Net cash provided by financing activities	528,438	205,707
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	139,495	(11,137)
CASH AND CASH EQUIVALENTS—Beginning of period	429,439	463,718
CASH AND CASH EQUIVALENTS—End of period	$568,934	$452,581
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$221,484	$244,322
Cash paid for interest on borrowed funds	150,592	151,272
Cash paid (received) for interest on interest rate swaps	(15,192)	(44,330)
Cash paid for income taxes	13,014	11,780
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	$253	$1,240
Transfer of loans from held for investment to held for sale	188,145	148,789
Transfer of loans from held for sale to held for investment	14,748	1,327
Treasury stock issued for stock benefit plans	2,041	1,845
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other financial services. As of June 30, 2026, approximately 81.0% of the Company’s outstanding shares were owned by the federally chartered mutual holding company, Third Federal Savings, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at June 30, 2026, and its consolidated results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
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

2.EARNINGS PER SHARE
Basic EPS represents the earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing EPS amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, and the 227,119,132 shares held by Third Federal Savings, MHC. For purposes of computing dilutive EPS, stock options and restricted and performance share units with a dilutive impact are added to the outstanding shares used in the basic EPS calculation. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method if they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Excluded from the calculation of basic EPS are performance share units that are contingently issuable and not participating securities, and certain restricted stock units with forfeitable rights to dividends. At June 30, 2026 and 2025, the ESOP held 1,516,686 and 1,950,026 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's EPS calculations.

	For the Three Months Ended June 30,
	2026			2025
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$30,540			$21,513
Less: income allocated to participating securities	398			363
Basic earnings per share:
Income available to common shareholders	30,142	278,850,699	$0.11	21,150	278,832,875	$0.08
Diluted earnings per share:
Effect of dilutive potential common shares		1,325,817			1,040,399
Income available to common shareholders	$30,142	280,176,516	$0.11	$21,150	279,873,274	$0.08

	For the Nine Months Ended June 30,
	2026			2025
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$76,061			$64,960
Less: income allocated to participating securities	1,131			1,076
Basic earnings per share:
Income available to common shareholders	74,930	278,820,927	$0.27	63,884	278,699,423	$0.23
Diluted earnings per share:
Effect of dilutive potential common shares		1,161,578			1,017,322
Income available to common shareholders	$74,930	279,982,505	$0.27	$63,884	279,716,745	$0.23

The following is a summary of outstanding stock options and restricted and performance share units that are excluded from the computation of diluted EPS because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Options to purchase shares	133,800	1,230,475	298,275	1,215,475
Restricted and performance stock units	4,600	20,000	4,600	20,000

3.INVESTMENT SECURITIES
Investments available for sale are summarized in the tables below.

	June 30, 2026
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$444,044	$554	$(23,578)	$421,020
Fannie Mae certificates	2,524	63	(4)	2,583
Freddie Mac certificates	8,462	40	(27)	8,475
U.S. government and agency obligations	50,615	—	(262)	50,353
Total	$505,645	$657	$(23,871)	$482,431

	September 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$477,058	$2,028	$(23,718)	$455,368
Fannie Mae certificates	2,624	98	(3)	2,719
Freddie Mac certificates	8,474	162	(19)	8,617
U.S. government and agency obligations	54,041	4	(90)	53,955
Total	$542,197	$2,292	$(23,830)	$520,659
 At June 30, 2026 and September 30, 2025, investment securities included $46,364 and $50,032, respectively, of U.S. government obligations pledged as collateral on the Company's open swap positions to meet margin requirements established by the clearing organization. Accrued interest on investment securities is $1,719 and $2,556 at June 30, 2026 and September 30, 2025, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
The following is a summary of the Company's securities portfolio by the period remaining until contractual maturity and by weighted average yield at June 30, 2026 and September 30, 2025. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields are not presented on a tax-equivalent basis and are calculated by multiplying each carry value by its yield and dividing the sum of these results by the total carry values. The Company did not hold any tax-exempt securities at June 30, 2026 or September 30, 2025.

	June 30, 2026			September 30, 2025
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$4,077	$4,063	1.12%	$54,131	$54,045	4.08%
Due after one to five years	50,185	49,882	4.02	760	759	3.49
Due after five to ten years	57,194	56,436	4.19	35,600	35,344	3.78
Ten years or greater	394,189	372,050	3.27	451,706	430,511	3.45
Total	$505,645	$482,431	3.43%	$542,197	$520,659	3.54%

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at June 30, 2026 and September 30, 2025, were as follows:

	June 30, 2026
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$119,427	$1,369	$224,379	$22,208	$343,806	$23,577
Fannie Mae certificates	—	—	99	4	99	4
Freddie Mac certificates	1,103	28	—	—	1,103	28
U.S. government and agency obligations	46,364	248	3,989	14	50,353	262
Total	$166,894	$1,645	$228,467	$22,226	$395,361	$23,871

	September 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$18,513	$122	$269,958	$23,596	$288,471	$23,718
Fannie Mae certificates	—	—	100	3	100	3
Freddie Mac certificates	—	—	1,115	19	1,115	19
U.S. government and agency obligations	—	—	3,923	90	3,923	90
Total	$18,513	$122	$275,096	$23,708	$293,609	$23,830
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
Since the decline in value is primarily attributable to an increase in market interest rates since the dates of acquisition and not credit quality deterioration, and because there is no intent to sell the securities and it is unlikely that the Company will be required to sell the securities prior to recovery of the amortized cost, the Company did not record an allowance for credit losses on investment securities as of June 30, 2026 or September 30, 2025.

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES
LOAN PORTFOLIOS
Loans held for investment consist of the following:

	June 30, 2026	September 30, 2025
Real estate loans:
Residential Core	$10,665,378	$10,803,813
Residential Home Today	32,856	35,933
Home equity lines of credit	4,489,178	4,062,798
Home equity loans	983,694	749,548
Construction	17,288	12,302
Real estate loans	16,188,394	15,664,394
Other loans	7,423	8,153
Add (deduct):
Deferred loan expenses, net	72,241	69,943
Loans in process	(12,965)	(4,934)
Allowance for credit losses on loans	(73,516)	(74,244)
Loans held for investment, net	$16,181,577	$15,663,312
Loans held for investment are carried at amortized cost, which includes outstanding principal balance adjusted for any unamortized premiums or discounts, net of deferred fees and expenses and any applicable loans-in-process. Accrued interest is $61,950 and $59,980 as of June 30, 2026 and September 30, 2025, respectively, and is reported in accrued interest receivable on the CONSOLIDATED STATEMENTS OF CONDITION.
A large concentration of the Company’s lending is in Ohio and Florida. At June 30, 2026 and September 30, 2025, the percentage of aggregate Residential Core, Residential Home Today and Construction loans secured by properties in Ohio was 59% at both dates, and the percentage of those loans secured by properties in Florida was 16% and 17%, respectively. As of June 30, 2026 and September 30, 2025, home equity lines of credit were concentrated in Ohio (22% at both dates), Florida (21% at both dates), and California (17% at both dates), and home equity loans were concentrated in Ohio (21% and 23%, respectively), Florida (18% and 22%, respectively), and California (19% and 18%, respectively).
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and historical performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains "Smart Rate" adjustable-rate mortgage loans whereby the interest rate is locked initially for three or five years then resets annually, subject to periodic rate adjustments caps and various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial rate offered, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates while this repayment risk may be reduced in a declining or low rate environment. With limited historical loss experience compared to other types of loans in the portfolio, judgment is required by management in assessing the allowance required on adjustable-rate mortgage loans. The principal amount of adjustable-rate mortgage loans included in the Residential Core portfolio was $3,615,041 and $3,944,540 at June 30, 2026 and September 30, 2025, respectively.
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

Other loans are comprised of forgivable down payment assistance loans, which are unsecured loans used as down payment assistance to borrowers qualified through partner housing agencies. At September 30, 2025, other loans also included loans secured by certificate of deposit accounts; that product is no longer offered by the Company at June 30, 2026. The Company records a liability for the down payment assistance loans which are forgiven in equal increments over a pre-determined term, subject to residency requirements.
Loans held for sale include loans originated or acquired with the intent to sell which are generally priced in alignment with secondary market pricing and may be subject to loan level pricing adjustments. Additionally, loans originated or acquired for the held for investment portfolio may later be identified for sale and transferred to the held for sale portfolio, which may include loans originated or acquired within the parameters of programs established by Fannie Mae. During the three and nine months ended June 30, 2026 and June 30, 2025, reclassifications to the held for sale portfolio included loans that were sold during the period, including those in contracts pending settlement at the end of the period, and loans originated for the held for investment portfolio that were later identified for sale. At June 30, 2026 and September 30, 2025, mortgage loans held for sale totaled $14,478 and $57,662, respectively. During the three and nine months ended June 30, 2026, the principal balance of loans sold, according to trade date, was $56,262 and $260,319 (including loans in contracts pending settlement) compared to $63,372 and $210,562 (including loans in contracts pending settlement) during the three and nine months ended June 30, 2025. During the three and nine months ended June 30, 2026, the amortized cost of loans originated as held for sale that were subsequently transferred to the held for investment portfolio was $5,109 and $14,748, respectively, compared to $0 and $1,327, respectively, during the three and nine months ended June 30, 2025.

DELINQUENCY and NON-ACCRUAL
An aging analysis of the amortized cost in loan receivables that are past due at June 30, 2026 and September 30, 2025, is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due, regardless of the number of days in each month.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
June 30, 2026
Real estate loans:
Residential Core	$7,390	$3,812	$11,160	$22,362	$10,670,616	$10,692,978
Residential Home Today	499	376	865	1,740	30,671	32,411
Home equity lines of credit	8,742	2,054	6,072	16,868	4,510,302	4,527,170
Home equity loans	862	262	1,449	2,573	988,376	990,949
Construction	—	—	—	—	4,162	4,162
Total real estate loans	17,493	6,504	19,546	43,543	16,204,127	16,247,670
Other loans	—	—	—	—	7,423	7,423
Total	$17,493	$6,504	$19,546	$43,543	$16,211,550	$16,255,093

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2025
Real estate loans:
Residential Core	$6,494	$2,855	$10,470	$19,819	$10,810,686	$10,830,505
Residential Home Today	752	266	560	1,578	33,893	35,471
Home equity lines of credit	4,791	1,382	5,296	11,469	4,089,196	4,100,665
Home equity loans	511	339	935	1,785	753,705	755,490
Construction	—	—	—	—	7,272	7,272
Total real estate loans	12,548	4,842	17,261	34,651	15,694,752	15,729,403
Other loans	—	—	—	—	8,153	8,153
Total	$12,548	$4,842	$17,261	$34,651	$15,702,905	$15,737,556

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
The amortized cost of loan receivables in non-accrual status is summarized in the following table. Non-accrual with no ACL describes non-accrual loans which have no quantitative allowance, primarily because they have already been subject to collateral review and any required charge-offs have been taken, but may be included in consideration of qualitative allowance factors. There are no loans 90 or more days past due and still accruing at June 30, 2026 or September 30, 2025.

	June 30, 2026		September 30, 2025
	Non-accrual with No ACL	Total Non-accrual	Non-accrual with No ACL	Total Non-accrual
Real estate loans:
Residential Core	$19,079	$22,293	$18,861	$23,041
Residential Home Today	2,662	2,812	2,858	3,032
Home equity lines of credit	10,569	12,787	10,071	11,141
Home equity loans	2,063	2,371	1,280	1,492
Total non-accrual loans	$34,373	$40,263	$33,070	$38,706
At June 30, 2026 and September 30, 2025, the amortized cost of non-accrual loans includes $20,753 and $21,458, respectively, which are performing according to the terms of their agreement, of which $14,566 and $13,843, respectively, are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed. At June 30, 2026 and September 30, 2025, real estate loans include $12,902 and $9,918, respectively, of loans that were in the process of foreclosure.
Interest on loans in accrual status is recognized in interest income as it accrues on a daily basis. Accrued interest on loans in non-accrual status is written off by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The Company has elected not to measure an allowance for credit losses on accrued interest receivable amounts since amounts are written off timely. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. The amount of interest income recognized on non-accrual loans was $242 and $738 for the three and nine months ended June 30, 2026, and $278 and $757 for the three and nine months ended June 30, 2025, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a modification when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a modification that has not met minimum payment requirements, a loan with a partial charge-off, a home equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed.

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
Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency status or likely recovery of previous loan charge-offs. Qualitative adjustments for expected changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors, are recognized when forecasted economic data used in the model differs from management's view or contains a significant level of uncertainty. Identifiable model limitations may also lead to qualitative adjustments, such as those made to reflect the expected recovery of loan amounts previously charged off, beyond what the model is able to project. The qualitative adjustments resulted in a negative ending balance on the allowance for credit losses for the Home Today portfolio, where recoveries are expected to exceed charge-offs over the remaining life of that portfolio. The net qualitative adjustment at June 30, 2026, was a reduction to the allowance for credit losses of $175, compared to a reduction of $1,801 at September 30, 2025. Qualitative adjustments are evaluated quarterly, at a minimum, based on current facts and circumstances.
During the quarter ended June 30, 2026, management updated loss estimates for certain long-term fixed-rate home equity loan products, resulting in a reduction in the allowance for credit losses allocated to the home equity loan portfolio despite continued growth.
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

	For the Three Months Ended June 30, 2026
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$36,478	$1,608	$(63)	$181	$38,204
Residential Home Today	(1,984)	(116)	(4)	390	(1,714)
Home equity lines of credit	23,383	1,370	(336)	572	24,989
Home equity loans	17,022	(4,942)	(52)	5	12,033
Construction	1	3	—	—	4
Total real estate loans	$74,900	$(2,077)	$(455)	$1,148	$73,516
Total Unfunded Loan Commitments (1)	$29,950	$(1,423)	$—	$—	$28,527
Total Allowance for Credit Losses	$104,850	$(3,500)	$(455)	$1,148	$102,043

	For the Three Months Ended June 30, 2025
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$40,665	$119	$—	$195	$40,979
Residential Home Today	(2,440)	(1,045)	(7)	570	(2,922)
Home equity lines of credit	19,462	1,150	(213)	389	20,788
Home equity loans	12,832	823	—	11	13,666
Construction	27	2	—	—	29
Total real estate loans	$70,546	$1,049	$(220)	$1,165	$72,540
Total Unfunded Loan Commitments (1)	$29,380	$451	$—	$—	$29,831
Total Allowance for Credit Losses	$99,926	$1,500	$(220)	$1,165	$102,371

	For the Nine Months Ended June 30, 2026
	Beginning Balance	Provisions (Releases)	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$39,939	$(2,153)	$(152)	$570	$38,204
Residential Home Today	(2,438)	(531)	(14)	1,269	(1,714)
Home equity lines of credit	22,069	2,245	(839)	1,514	24,989
Home equity loans	14,645	(2,447)	(209)	44	12,033
Construction	29	(25)	—	—	4
Total real estate loans	$74,244	$(2,911)	$(1,214)	$3,397	$73,516
Total Unfunded Loan Commitments (1)	$30,116	$(1,589)	$—	$—	$28,527
Total Allowance for Credit Losses	$104,360	$(4,500)	$(1,214)	$3,397	$102,043

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

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2026	2025	2024	2023	2022	Prior			Total
June 30, 2026
Real estate loans:
Residential Core
Pass	$1,015,898	$591,457	$391,425	$1,249,802	$2,455,768	$4,959,092	$—	$—	$10,663,442
Special Mention	—	—	—	—	—	568	—	—	568
Substandard	—	277	535	1,816	3,171	23,169	—	—	28,968
Total Residential Core	1,015,898	591,734	391,960	1,251,618	2,458,939	4,982,829	—	—	10,692,978
Residential Home Today (1)
Pass	—	—	—	—	—	29,128	—	—	29,128
Substandard	—	—	—	—	—	3,283	—	—	3,283
Total Residential Home Today	—	—	—	—	—	32,411	—	—	32,411
Home equity lines of credit
Pass	—	—	—	—	—	—	4,446,757	53,234	4,499,991
Special Mention	—	—	—	—	—	—	9,626	186	9,812
Substandard	—	—	—	—	—	—	13,497	3,870	17,367
Total Home equity lines of credit	—	—	—	—	—	—	4,469,880	57,290	4,527,170
Home equity loans
Pass	392,620	250,543	184,730	101,130	35,544	22,080	—	—	986,647
Special Mention	—	416	329	388	70	74	—	—	1,277
Substandard	—	375	840	1,396	219	195	—	—	3,025
Total Home equity loans	392,620	251,334	185,899	102,914	35,833	22,349	—	—	990,949
Total Construction	3,413	749	—	—	—	—	—	—	4,162
Total real estate loans
Pass	1,411,931	842,749	576,155	1,350,932	2,491,312	5,010,300	4,446,757	53,234	16,183,370
Special Mention	—	416	329	388	70	642	9,626	186	11,657
Substandard	—	652	1,375	3,212	3,390	26,647	13,497	3,870	52,643
Total real estate loans	$1,411,931	$843,817	$577,859	$1,354,532	$2,494,772	$5,037,589	$4,469,880	$57,290	$16,247,670
(1) No new originations of Home Today loans since fiscal year 2016.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term
	By fiscal year of origination
	2025	2024	2023	2022	2021	Prior			Total
September 30, 2025
Real estate loans:
Residential Core
Pass	$757,380	$468,343	$1,373,019	$2,660,389	$1,626,170	$3,914,125	$—	$—	$10,799,426
Special Mention	—	—	—	—	—	666	—	—	666
Substandard	—	161	2,024	4,000	3,040	21,188	—	—	30,413
Total Residential Core	757,380	468,504	1,375,043	2,664,389	1,629,210	3,935,979	—	—	10,830,505
Residential Home Today (1)
Pass	—	—	—	—	—	31,936	—	—	31,936
Substandard	—	—	—	—	—	3,535	—	—	3,535
Total Residential Home Today	—	—	—	—	—	35,471	—	—	35,471
Home equity lines of credit
Pass	—	—	—	—	—	—	4,028,977	51,726	4,080,703
Special Mention	—	—	—	—	—	—	4,679	370	5,049
Substandard	—	—	—	—	—	—	9,678	5,235	14,913
Total Home equity lines of credit	—	—	—	—	—	—	4,043,334	57,331	4,100,665
Home equity loans
Pass	317,633	236,210	126,622	43,623	13,831	14,336	—	—	752,255
Special Mention	197	538	173	113	—	25	—	—	1,046
Substandard	155	324	1,199	227	106	178	—	—	2,189
Total Home equity loans	317,985	237,072	127,994	43,963	13,937	14,539	—	—	755,490
Total Construction	4,998	2,274	—	—	—	—	—	—	7,272
Total real estate loans
Pass	1,080,011	706,827	1,499,641	2,704,012	1,640,001	3,960,397	4,028,977	51,726	15,671,592
Special Mention	197	538	173	113	—	691	4,679	370	6,761
Substandard	155	485	3,223	4,227	3,146	24,901	9,678	5,235	51,050
Total real estate loans	$1,080,363	$707,850	$1,503,037	$2,708,352	$1,643,147	$3,985,989	$4,043,334	$57,331	$15,729,403
(1) No new originations of Home Today loans since fiscal year 2016.
The following tables present gross charge-offs of residential loan receivables recorded during the fiscal year-to-date periods presented. There were no gross charge-offs in the construction loan portfolios for the periods presented.

	For the Nine Months Ended June 30, 2026
	By fiscal year of origination						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	2026	2025	2024	2023	2022	Prior			Total
Real estate loans:
Residential Core	$—	$—	$12	$64	$25	$51	$—	$—	$152
Residential Home Today	—	—	—	—	—	14	—	—	14
Home equity lines of credit	—	—	—	—	—	—	639	200	839
Home equity loans	—	73	49	51	21	15	—	—	209
Total real estate loans	$—	$73	$61	$115	$46	$80	$639	$200	$1,214

	For the Nine Months Ended June 30, 2025
	By fiscal year of origination						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	2025	2024	2023	2022	2021	Prior			Total
Real estate loans:
Residential Core	$—	$—	$—	$—	$—	$18	$—	$—	$18
Residential Home Today	—	—	—	—	—	15	—	—	15
Home equity lines of credit	—	—	—	—	—	—	393	374	767
Home equity loans	—	—	—	—	17	—	—	—	17
Total real estate loans	$—	$—	$—	$—	$17	$33	$393	$374	$817
The home equity lines of credit that converted from revolving to term loans during the three and nine months ended June 30, 2026, totaled $6,011 and $12,009, respectively, and during the three and nine months ended June 30, 2025, totaled $5,109 and $11,333, respectively. The number of conversions to term loans is expected to remain relatively low for several years since the length of the draw period on new originations changed from five to 10 years in 2016.
Residential loans are internally assigned a grade that complies with the guidelines outlined in the OCC’s Handbook for Rating Credit Risk. Pass loans are assets well protected by the current paying capacity of the borrower. Special Mention loans have a potential weakness, as evaluated based on delinquency status or nature of the product, that the Company deems to deserve management’s attention and may result in further deterioration in their repayment prospects and/or the Company’s credit position. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Also, included in Substandard are performing home equity loans and lines of credit where the customer has a severely delinquent first mortgage to which the performing home equity loan or line of credit is subordinate and all loans in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed. Loss loans are considered uncollectible and are charged off when identified. Loss loans are of such little value that their continuance as bankable assets is not warranted even though partial recovery may be effected in the future.
Other loans are internally assigned a grade of non-performing when they become 90 days or more past due. At June 30, 2026 and September 30, 2025, no other loans were graded as non-performing.

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

The following tables present the amortized cost of modifications by type executed during the periods presented for borrowers experiencing financial difficulty. For the three and nine months ended June 30, 2026 and June 30, 2025, there were no modifications made on construction loans.

	For the Three Months Ended June 30, 2026
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$565	$1,066	$2	$234	$1,867	0.02%
Residential Home Today	—	—	120	—	—	120	0.37
Home equity lines of credit	—	80	—	—	—	80	0.00
Home equity loans	—	239	98	—	—	337	0.03
Total	$—	$884	$1,284	$2	$234	$2,404	0.01%

	For the Three Months Ended June 30, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$427	$658	$78	$—	$1,163	0.01%
Residential Home Today	—	—	90	156	—	246	0.66
Home equity lines of credit	—	—	106	295	—	401	0.01
Home equity loans	—	—	70	—	—	70	0.01
Total	$—	$427	$924	$529	$—	$1,880	0.01%

	For the Nine Months Ended June 30, 2026
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$1,188	$2,006	$253	$234	$3,681	0.03%
Residential Home Today	—	192	160	—	—	352	1.09
Home equity lines of credit	—	80	—	145	—	225	0.00
Home equity loans	—	239	188	—	—	427	0.04
Total	$—	$1,699	$2,354	$398	$234	$4,685	0.03%

	For the Nine Months Ended June 30, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total	% of Total Class
Residential Core	$—	$997	$1,662	$650	$333	$3,642	0.03%
Residential Home Today	—	25	352	157	3	537	1.45
Home equity lines of credit	—	46	297	467	—	810	0.02
Home equity loans	—	—	70	—	—	70	0.01
Total	$—	$1,068	$2,381	$1,274	$336	$5,059	0.03%

The following tables present the financial effects of the loan modifications presented above based on the type of modification.

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	Interest Rate Reduction		Term Extension	Interest Rate Reduction		Term Extension
	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life
	From	To		From	To
Residential Core	7.53%	6.00%	19.9	5.49%	3.50%	6.8
Residential Home Today	—%	—%	0.0	4.90%	3.89%	3.4
Home equity lines of credit	—%	—%	2.5	6.57%	3.84%	24.2
Home equity loans	—%	—%	21.2	—%	—%	0.0

	For the Nine Months Ended June 30, 2026			For the Nine Months Ended June 30, 2025
	Interest Rate Reduction		Term Extension	Interest Rate Reduction		Term Extension
	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to Life
	From	To		From	To
Residential Core	5.37%	3.52%	14.7	5.52%	3.50%	10.6
Residential Home Today	—%	—%	14.3	4.90%	3.89%	2.5
Home equity lines of credit	6.83%	3.50%	4.3	6.74%	3.71%	22.2
Home equity loans	—%	—%	21.2	—%	—%	0.0
The performance of loans modified for borrowers experiencing financial difficulty is closely monitored by the Company to evaluate the effectiveness of modification efforts. Modifications made to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms are considered subsequently defaulted. The following table provides information, by type of modification, about loans that were modified within the last 12 months and subsequently defaulted during the three and nine months ended June 30, 2026 and June 30, 2025. There were no home equity loans that subsequently defaulted for the three and nine months ended June 30, 2026 and June 30, 2025.

	For the Three Months Ended June 30, 2026
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$152	$—	$—	$152
Residential Home Today	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Total	$—	$—	$152	$—	$—	$152

	For the Three Months Ended June 30, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$297	$—	$333	$630
Residential Home Today	—	—	43	—	3	46
Home equity lines of credit	—	—	31	—	—	31
Total	$—	$—	$371	$—	$336	$707

	For the Nine Months Ended June 30, 2026
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$579	$—	$—	$579
Residential Home Today	—	—	—	—	—	—
Home equity lines of credit	—	—	—	45	—	45
Total	$—	$—	$579	$45	$—	$624

	For the Nine Months Ended June 30, 2025
	Interest Rate Reduction	Term Extension	Significant Payment Delay	Combination-Rate Reduction & Term Extension	Other	Total
Residential Core	$—	$—	$297	$—	$333	$630
Residential Home Today	—	—	43	—	3	46
Home equity lines of credit	—	—	31	—	—	31
Total	$—	$—	$371	$—	$336	$707

The following tables present performance by loan type as of June 30, 2026 and June 30, 2025, on loans modified during the previous 12 months for borrowers experiencing financial difficulties. The loans in delinquency status primarily consisted of loans with significant payment delays prior to modification, which continue to be reported delinquent based on their original contractual terms.

June 30, 2026	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$—	$40	$651	$691	$3,806	$4,497
Residential Home Today	50	25	138	213	253	466
Home equity lines of credit	—	—	—	—	387	387
Home equity loans	—	—	98	98	329	427
Total	$50	$65	$887	$1,002	$4,775	$5,777

June 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Residential Core	$66	$327	$1,288	$1,681	$3,152	$4,833
Residential Home Today	41	2	380	423	185	608
Home equity lines of credit	129	—	136	265	645	910
Home equity loans	—	—	70	70	86	156
Total	$236	$329	$1,874	$2,439	$4,068	$6,507

5.DEPOSITS
Deposit account balances are summarized as follows:

	June 30, 2026	September 30, 2025
Checking accounts	$790,577	$785,785
Savings accounts, excluding money market accounts	1,795,755	1,043,715
Money market accounts	98,512	128,245
Certificates of deposit	7,288,426	8,474,503
	9,973,270	10,432,248
Accrued interest	19,153	14,720
Total deposits	$9,992,423	$10,446,968
The aggregate amount of CDs in denominations of more than $250 was $1,498,436 and $1,533,487 at June 30, 2026 and September 30, 2025, respectively. In accordance with the DFA, the maximum amount of federal deposit insurance is $250 per depositor for each account ownership category.
Brokered CDs (exclusive of acquisition costs and subsequent amortization) totaled $920,452 and $902,083 at June 30, 2026 and September 30, 2025, respectively. These CDs are used as a cost effective funding alternative, with $600,000 and $575,000, respectively, aligned with interest rate swaps as discussed in Note 13. DERIVATIVE INSTRUMENTS. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at June 30, 2026 and September 30, 2025, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
At June 30, 2026, the Association had a maximum borrowing capacity of $7,647,898, of which $5,797,262 was outstanding. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati, as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. The Association also has the ability to purchase Fed Funds through arrangements with other institutions. Additionally, the ability to borrow from the FRB-Cleveland Discount Window is available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio.
Total borrowings at June 30, 2026 are summarized in the table below:

	Borrowing Capacity	Borrowings Available	Borrowings Outstanding
FHLB	$6,779,693	$1,132,431	$5,647,262
FRB Cleveland	423,205	423,205	—
Fed Funds Purchased	445,000	295,000	150,000
Subtotal	$7,647,898	$1,850,636	5,797,262
Accrued Interest			13,652
Total Borrowings			$5,810,914

Maturities of borrowings at June 30, 2026 are summarized in the table below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$2,469,000	3.51%
13 to 24 months	975,632	3.76
25 to 36 months	850,579	3.48
37 to 48 months	975,757	3.44
49 to 60 months	525,125	3.49
Over 60 months	1,169	1.34
Total Borrowings	5,797,262	3.53
Accrued Interest	13,652
Total	5,810,914
All borrowings have fixed rates during their term ranging up to 240 months. The table above reflects the effective maturities and fixed interest rates of $3,050,000 of short-term FHLB advances that are tied to interest rate swaps discussed in Note 13. DERIVATIVE INSTRUMENTS. Interest is payable monthly for long-term FHLB advances and generally at maturity for FHLB advances with terms of three months or less.
For the three and nine months ended June 30, 2026, and June 30, 2025, net interest expense related to short-term borrowings, with original maturities of twelve months or less, was $34,971 and $92,745, and $24,994 and $74,420, respectively.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss), net of tax and the related tax expense (benefit) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	June 30, 2026				June 30, 2025
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(16,657)	$11,411	$(3,553)	$(8,799)	$(21,291)	$25,518	$(3,435)	$792
Other comprehensive income (loss) before reclassifications	(1,114)	20,172	—	19,058	2,918	(11,917)	—	(8,999)
Amounts reclassified	—	(1,642)	—	(1,642)	—	(7,798)	—	(7,798)
Other comprehensive income (loss), net of tax	(1,114)	18,530	—	17,416	2,918	(19,715)	—	(16,797)
Balance at end of period	$(17,771)	$29,941	$(3,553)	$8,617	$(18,373)	$5,803	$(3,435)	$(16,005)
Tax expense (benefit) netted in other comprehensive income or loss	$(342)	$5,676	$—	$5,334	$867	$(5,854)	$—	$(4,987)

	For the Nine Months Ended				For the Nine Months Ended
	June 30, 2026				June 30, 2025
	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(16,590)	$(1,032)	$(3,609)	$(21,231)	$(21,059)	$8,886	$(3,435)	$(15,608)
Other comprehensive income (loss) before reclassifications	(1,181)	40,183	56	39,058	2,686	24,741	—	27,427
Amounts reclassified	—	(9,210)	—	(9,210)	—	(27,824)	—	(27,824)
Other comprehensive income (loss), net of tax	(1,181)	30,973	56	29,848	2,686	(3,083)	—	(397)
Balance at end of period	$(17,771)	$29,941	$(3,553)	$8,617	$(18,373)	$5,803	$(3,435)	$(16,005)
Tax expense (benefit) netted in other comprehensive income or loss[1]	$(497)	$9,478	$(56)	$8,925	$796	$(915)	$—	$(119)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the CONSOLIDATED STATEMENTS OF INCOME for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Line Item in the Consolidated Statements of Income
	2026	2025	2026	2025
Cash flow hedges:
Interest (income) expense	$(2,129)	$(10,114)	$(11,992)	$(36,087)	Interest expense
Net income tax effect	487	2,316	2,782	8,263	Income tax expense
Net of income tax expense	(1,642)	(7,798)	(9,210)	(27,824)

Total reclassifications for the period	$(1,642)	$(7,798)	$(9,210)	$(27,824)

8.    INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and city jurisdictions. The Company’s combined federal and state effective income tax rate was 21.6% and 21.0% for the nine months ended June 30, 2026 and June 30, 2025, respectively. The increase in the effective tax rate is primarily due to higher non-deductible compensation and higher effective income tax rates in certain states that adopted single-sales factor apportionment.
The Company is no longer subject to income tax examinations in its major jurisdictions for tax years ended prior to 2022. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the consolidated financial statements as a component of its provision for income taxes.
The Company makes certain investments in limited partnerships, which invest in affordable housing projects that qualify for the LIHTC. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the nine months ended June 30, 2026 and June 30, 2025.

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
The components of net periodic cost recognized in other non-interest expense in the CONSOLIDATED STATEMENTS OF INCOME are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest cost	$689	$740	$2,067	$2,220
Expected return on plan assets	(789)	(1,197)	(2,367)	(3,590)
Net periodic (benefit) cost	$(100)	$(457)	$(300)	$(1,370)
There were no required minimum employer contributions during the nine months ended June 30, 2026. There are no required minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2026.

10.    EQUITY INCENTIVE PLAN
During the nine months ended June 30, 2026, a total of 376,300 restricted stock units and 478,800 performance share units were granted to directors and executive officers. On December 18, 2025, a special one-time equity award (the "Retention Award") was granted to Marc Stefanski, the Company's Chairman, President and Chief Executive Officer. The Retention Award consists of 215,200 restricted stock units and 322,800 performance share units, which are included in the total grants of restricted stock units and performance share units above. The Retention Award was designed to directly incentivize Mr. Stefanski's leadership for the next five years. The awards, including the Retention Award, were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.
The following table presents share-based compensation expense recognized during the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock option expense	$22	$28	$66	$84
Restricted stock units expense	914	654	2,551	1,973
Performance share units expense	668	265	1,730	745
Total stock-based compensation expense	$1,604	$947	$4,347	$2,802
At June 30, 2026, 537,675 shares were subject to options, with a weighted average exercise price of $15.07 per share and a weighted average grant date fair value of $1.72 per share. Expected future expense, relating to the 238,200 non-vested options outstanding as of June 30, 2026, is $40 over a weighted average period of 0.4 years. At June 30, 2026, 631,466 restricted stock units and 675,100 performance share units both with a weighted average grant date fair value of $13.81 per unit are unvested. Expected future compensation expense, relating to the 1,397,214 restricted stock units and 675,100 performance share units outstanding as of June 30, 2026, is $5,209 over a weighted average period of 3.0 years and $7,203 over a weighted average period of 3.4 years, respectively. Each unit is equivalent to one share of common stock.

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
At June 30, 2026, the Company had commitments to originate or acquire loans and related allowances as follows:

	Commitment	Allowance
Fixed-rate mortgage loans	$190,697	$1,026
Adjustable-rate mortgage loans	21,629	122
Home equity lines of credit	99,925	1,094
Home equity loans	100,320	777
Total	$412,571	$3,019
At June 30, 2026, the Company had unfunded commitments outstanding and related allowances as follows:

	Commitment	Allowance
Home equity lines of credit	$5,617,975	$25,430
Construction loans	12,965	78
Total	$5,630,940	$25,508
At June 30, 2026, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, was $5,685,286.
At June 30, 2026 and September 30, 2025, the Company had $22,233 and $59,340, respectively, in commitments to sell mortgage loans. At June 30, 2026 and September 30, 2025, the Company had $104,816 and $28,460, respectively, in commitments to acquire mortgage loans, which are included in mortgage loan commitments above.
The above commitments are expected to be funded through normal operations.
The Company is undergoing an escheat audit covering the states of Ohio, Kentucky and Florida. Any potential loss that may result from this matter is not reasonably estimable at June 30, 2026.
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
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2026 and September 30, 2025, this includes $482,431 and $520,659, respectively, of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations, that can include items issued by Fannie Mae, Freddie Mac and Ginnie Mae, measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from independent third-party nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third-party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value with the exception of mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. The Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans, as permitted under the fair value guidance in U.S. GAAP. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At June 30, 2026 and September 30, 2025, there were $14,478 and $22,861 of loans held for sale subject to pending agency contracts measured at fair value, respectively, with unpaid principal balances of $14,310 and $22,306. For the three and nine months ended June 30, 2026, net gain (loss) on the sale of loans included $170 and $(195), respectively, compared to $289 and $22 for the three and nine months ended June 30, 2025, related to gains or losses during the period due to changes in the fair value of loans held for sale subject to pending agency contracts. At June 30, 2026 and September 30, 2025, there were $0 and $34,801 of loans held for sale carried at cost, respectively. Loans held for sale are included in Level 2 of the hierarchy. Interest income on mortgage loans held for sale is recorded in interest income on loans.
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
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. The carrying amounts of real estate owned at June 30, 2026 and September 30, 2025, were $1,339 and $1,921, respectively. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At June 30, 2026 and September 30, 2025, these adjustments were not significant to reported fair values. At June 30, 2026 and September 30, 2025, $1,677 and $2,355, respectively, of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis, where the cost basis equals or exceeds the estimated fair values, less estimated costs to dispose, of $338 and $434, respectively. There were no real estate owned carried at their original or adjusted cost basis at June 30, 2026 and September 30, 2025.
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
Assets and liabilities carried at fair value on a recurring basis in the CONSOLIDATED STATEMENTS OF CONDITION at June 30, 2026 and September 30, 2025, are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	June 30, 2026	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$421,020	$—	$421,020	$—
Fannie Mae certificates	2,583	—	2,583	—
Freddie Mac securities	8,475	—	8,475	—
U.S. government and agency obligations	50,353	—	50,353	—
Mortgage loans held for sale	14,478	—	14,478	—
Derivatives:
Interest rate lock commitments	166	—	—	166
Total	$497,075	$—	$496,909	$166
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$39	$—	$39	$—
Total	$39	$—	$39	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$455,368	$—	$455,368	$—
Fannie Mae certificates	2,719	—	2,719	—
Freddie Mac certificates	8,617	—	8,617	—
U.S. government and agency obligations	53,955	—	53,955	—
Mortgage loans held for sale	22,861	—	22,861	—
Derivatives:
Interest rate lock commitments	272	—	—	272
Total	$543,792	$—	$543,520	$272
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$351	$—	$351	$—
Total	$351	$—	$351	$—

The table below presents a reconciliation of the beginning and ending balances and the location within the CONSOLIDATED STATEMENTS OF INCOME where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$(45)	$318	$272	$395
Gain during the period due to changes in fair value:
Included in other non-interest income	211	279	(106)	202
Ending balance	$166	$597	$166	$597
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$166	$597	$166	$597
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	June 30, 2026	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$46,754	$—	$—	$46,754
Real estate owned(1)	1,677	—	—	1,677
Total	$48,431	$—	$—	$48,431

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans, net of allowance	$45,275	$—	$—	$45,275
Real estate owned(1)	2,355	—	—	2,355
Total	$47,630	$—	$—	$47,630
(1)Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value
	June 30, 2026	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$46,754	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	3.1%

Interest rate lock commitments	$166	Quoted Secondary Market pricing	Closure rate	0	-	100%	97.0%

	Fair Value
	September 30, 2025	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Collateral-dependent loans, net of allowance	$45,275	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	3.2%

Interest rate lock commitments	$272	Quoted Secondary Market pricing	Closure rate	0	-	100%	98.7%
The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the CONSOLIDATED STATEMENTS OF CONDITION.

	June 30, 2026
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$28,623	$28,623	$28,623	$—	$—
Interest-earning cash equivalents	540,311	540,311	540,311	—	—
Investment securities available for sale	482,431	482,431	—	482,431	—
Mortgage loans held for sale	14,478	14,478	—	14,478	—
Loans, net:
Mortgage loans held for investment	16,174,154	15,071,667	—	—	15,071,667
Other loans	7,423	7,423	—	—	7,423
Federal Home Loan Bank stock	268,101	268,101	N/A	—	—
Accrued interest receivable	63,689	63,689	—	63,689	—
Cash collateral received from or held by counterparty	14,347	14,347	14,347	—	—
Derivatives	166	166	—	—	166
Liabilities:
Checking and savings accounts	$2,684,844	$2,684,844	$—	$2,684,844	$—
Certificates of deposit	7,307,579	7,321,146	—	7,321,146	—
Borrowed funds	5,810,914	5,667,913	—	5,667,913	—
Borrowers’ advances for insurance and taxes	159,734	159,734	—	159,734	—
Principal, interest and escrow owed on loans serviced	44,683	44,683	—	44,683	—
Derivatives	39	39	—	39	—

	September 30, 2025
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$24,176	$24,176	$24,176	$—	$—
Interest-earning cash equivalents	405,263	405,263	405,263	—	—
Investment securities available for sale	520,659	520,659	—	520,659	—
Mortgage loans held for sale	57,662	58,325	—	58,325	—
Loans, net:
Mortgage loans held for investment	15,655,159	14,564,394	—	—	14,564,394
Other loans	8,153	8,153	—	—	8,153
Federal Home Loan Bank stock	235,363	235,363	N/A	—	—
Accrued interest receivable	62,553	62,553	—	62,553	—
Cash collateral received from or held by counterparty	6,910	6,910	6,910	—	—
Derivatives	272	272	—	—	272
Liabilities:
Checking and savings accounts	$1,957,745	$1,957,745	$—	$1,957,745	$—
Certificates of deposit	8,489,223	8,511,443	—	8,511,443	—
Borrowed funds	4,870,219	4,892,273	—	4,892,273	—
Borrowers’ advances for insurance and taxes	113,168	113,168	—	113,168	—
Principal, interest and escrow owed on loans serviced	30,328	30,328	—	30,328	—
Derivatives	351	351	—	351	—

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
Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges, are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Derivatives qualifying as cash flow hedges are settled daily, bringing their fair value to $0. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions continue to be highly effective as of June 30, 2026.
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

	June 30, 2026			September 30, 2025
		Weighted Average			Weighted Average
	Notional Value	Term (years)	Fixed-Rate Payments	Notional Value	Term (years)	Fixed-Rate Payments
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$3,265,000	2.6	3.32%	$1,675,000	2.2	2.95%
Other Liabilities	385,000	1.4	4.16	1,900,000	3.2	3.66
Total cash flow hedges: Interest rate swaps	$3,650,000	2.5	3.41%	$3,575,000	2.7	3.32%

	June 30, 2026		September 30, 2025
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$8,487	$166	$11,500	$272
Forward Commitments for the sale of mortgage loans
Other Liabilities	22,233	(39)	59,340	(351)
Total derivatives not designated as hedging instruments	$30,720	$127	$70,840	$(79)
The following tables present the net gains and losses recorded within the CONSOLIDATED STATEMENTS OF INCOME and the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME relating to derivative instruments.

		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss)	June 30,		June 30,
	Recognized in Income	2026	2025	2026	2025
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$26,335	$(15,454)	$52,444	$32,090
Amount of gain reclassified from AOCI	Interest expense: Borrowed funds and Deposits	2,129	10,114	11,992	36,087

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$211	$279	$(106)	$202
Forward commitments for the sale of mortgage loans	Net gain/(loss) on the sale of loans	(39)	(139)	312	(88)
The Company estimates that $16,884 of the amounts reported in AOCI will be reclassified as a reduction to interest expense during the twelve months ending June 30, 2027.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts, rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as an intermediary on each cleared transaction. At June 30, 2026 and September 30, 2025, there was $14,347 and $6,910, respectively, of cash collateral included in other assets, and $46,364 and $50,032, respectively, included in investment securities related to initial margin requirements that are held by the central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements on a daily basis. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

14.    RECENT ACCOUNTING PRONOUNCEMENTS
Adopted during the nine months ended June 30, 2026
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures". The amendments in this ASU aim to improve the transparency and effectiveness of income tax disclosures for investors and stakeholders. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income tax paid. The Company will be required to provide updated effective tax rate disclosures in a tabular format. The Company adopted the amended guidance on October 1, 2025 and will provide required disclosures, applied retrospectively, in the Annual Report on Form 10-K for the fiscal year ending September 30, 2026.
Issued but not yet adopted as of June 30, 2026
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU, or retrospectively to all prior periods presented in the financial statements. The Company expects to adopt this guidance retrospectively, adding enhanced expense-related disclosures, including a new footnote entitled Disaggregation of Income Statement Expenses, with no material impact expected on its consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and contract assets under ASC 606. The update is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Adoption of this ASU can be applied prospectively for reporting periods after its effective date with early adoption permitted. The Company plans to apply the new guidance prospectively and does not expect the adoption to have a material impact on the Company's consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40). The amendments in this update are intended to improve the accounting for internal-use software. The ASU simplifies the capitalization guidance by removing all references to the sequential software development stages throughout ASC 350-40. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The amendments in this ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU, or retrospectively to all prior periods presented in the financial statements, or through a modified transition approach that is based on the status of the respective projects. The Company plans to apply the new guidance prospectively and does not expect the adoption to have a material impact on the Company's consolidated financial statements.
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
Consumers, businesses, and governments alike are navigating an elevated level of economic uncertainty, as inflation remains elevated and markets continue to deliberate the implications of global trade policies and the conflict in the Middle East. The FRS implemented three consecutive 25 basis point rate cuts between September and the end of December 2025. Current market sentiments have shifted from anticipated policy easing to the possibility of rate hikes. Uncertainty and volatility in interest rates and spreads, can create a challenging operating environment. Taking all of this into consideration, we remain committed to our mission, business model, and strategic approach. Specifically, (1) our capital ratios remain a primary source of financial strength; (2) our core deposits remain stable and the majority of our deposit accounts are within FDIC insurance limits; (3) we maintain adequate access to contingent sources of liquidity; and (4) our risk management practices around an array of financial disciplines are robust and commensurate to an institution of our size and complexity.
Capital ratios remain a source of financial strength for the Company and the Association as all capital ratios, including the Company's Common Equity Tier 1 Capital ratio of 16.88%, exceed the regulatory requirement to be considered "Well Capitalized". Additional details on our capital ratios are reported in the Liquidity and Capital Resources section of this Item 2.
The Company maintains high-quality core deposits distributed primarily across our Ohio and Florida branch network in products tailored toward consumers seeking non-transactional savings. As of June 30, 2026, 95.6% of our $9.07 billion retail deposit base consists of accounts structured under the FDIC insured limit of $250,000. The Company has the ability to fund 100% of all uninsured deposit balances through sources described later in this Item 2 under the heading Liquidity and Capital Resources.
The Company retains ample and diverse sources of liquidity and funding, beyond deposits. At June 30, 2026, our combined additional borrowing capacity under the Association's blanket pledge arrangements with the FHLB of Cincinnati and the FRB Cleveland along with our ability to purchase Fed Funds through arrangements with other institutions totaled $1.85 billion. We also hold marketable securities that could be sold and converted to cash. Further details about liquidity and funding are described in the section labelled Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth of this Item 2.
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
Controlling Our Interest Rate Risk Exposure. Historically, our greatest risk has been our exposure to changes in market interest rates. When we hold longer-term, fixed-rate assets, funded by liabilities with shorter-term re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations.
A challenge to our business model occurs when there are rapid and substantial changes in short-term rates or there is a prolonged inverted yield curve where short-term rates exceed long-term rates. When short-term rates change, our home equity line of credit portfolio, indexed to the prime rate, reprices immediately, whereas interest rates on certificate of deposit accounts and borrowings generally reprice at maturity. An inverted yield curve impacts our balance sheet even after it becomes positive because our assets, originated at historically low yields, pay down at slower rates than our sources of funding, creating the risk that a portion of our liabilities are at costs higher than the yields we earn on a portion of our assets. These economic environments may result in decreases in our net interest income and our net interest margin.
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

Levels of Regulatory Capital
At June 30, 2026, the Company’s Tier 1 (leverage) capital totaled $1.89 billion, or 10.72%, of net average assets and 16.88% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.76 billion, or 9.99%, of net average assets and 15.73% of risk-weighted assets. Each of these measures is in excess of the requirements in effect at June 30, 2026, for designation as “well capitalized” under regulatory prompt corrective action provisions. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and period end principal balances segregated by loan structure at origination:

	For the Nine Months Ended June 30, 2026		For the Nine Months Ended June 30, 2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations and Acquired Loans:
ARM (all Smart Rate) production	$133,529	11.3%	$98,731	13.0%
Fixed-rate production:
Terms less than or equal to 10 years	12,521	1.0	1,938	0.3
Terms greater than 10 years	1,037,475	87.7	659,528	86.7
Total fixed-rate production	1,049,996	88.7	661,466	87.0
Total First Mortgage Loan Originations and Acquired Loans	$1,183,525	100.0%	$760,197	100.0%

	June 30, 2026		September 30, 2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of First Mortgage Loans Held For Investment:
ARM (primarily Smart Rate) Loans	$3,615,041	33.8%	$3,944,540	36.3%
Fixed-rate Loans:
Terms less than or equal to 10 years	497,292	4.6	623,413	5.8
Terms greater than 10 years	6,585,901	61.6	6,271,793	57.9
Total fixed-rate loans	7,083,193	66.2	6,895,206	63.7
Total First Mortgage Loans Held For Investment	$10,698,234	100.0%	$10,839,746	100.0%
The following table sets forth the principal balances and yields as of June 30, 2026, for primarily Smart Rate ARM loans segregated by the next scheduled interest rate reset date:

	Current Balance of ARM Loans Scheduled for Interest Rate Reset	Yield
During the Fiscal Years Ending September 30,	(Dollars in thousands)
2026	$548,066	4.28%
2027	2,158,765	3.67%
2028	427,877	4.83%
2029	218,978	5.96%
2030	41,838	6.60%
2031	219,517	5.98%
Total	$3,615,041	4.21%

Loans Held for Investment by Type and Yield
The following tables set forth the principal balance and interest yield as of June 30, 2026, for the portfolio of loans held for investment, by type of loan, structure and geographic location. Weighted average yields are based on principal balances as of June 30, 2026.

	June 30, 2026
	Balance	Percent	Yield
	(Dollars in thousands)
Total Loans:
Fixed Rate
Terms less than or equal to 10 years	$497,292	3.1%	2.73%
Terms greater than 10 years	6,585,901	40.6	4.41
Total Fixed-Rate Residential Mortgage loans	7,083,193	43.7	4.29

ARMs	3,615,041	22.3	4.21
Home Equity Lines of Credit	4,489,178	27.7	5.98
Home Equity Loans	983,694	6.1	6.85
Construction and Other Loans	24,711	0.2	5.90
Total Loans Receivable	$16,195,817	100.0%	4.90%

	June 30, 2026
	Balance	Fixed Rate Balance	Fixed Rate Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,301,986	$5,075,612	80.5%	4.27%
Florida	1,745,237	900,572	51.6	4.07
Other	2,651,011	1,107,009	41.8	4.39
Total Residential Mortgage Loans	10,698,234	7,083,193	66.2	4.27
Home Equity Lines of Credit
Ohio	$976,552	$5,866	0.6%	5.97%
Florida	927,320	6,048	0.7	5.93
California	765,316	2,746	0.4	6.00
Other	1,819,990	2,501	0.1	6.01
Total Home Equity Lines of Credit	4,489,178	17,161	0.4	5.98
Home Equity Loans
Ohio	$206,630	$178,653	86.5%	6.54%
Florida	175,853	139,466	79.3	6.89
California	185,561	151,403	81.6	6.83
Other	415,650	360,532	86.7	7.00
Total Home Equity Loans	983,694	830,054	84.4	6.85
Construction and Other Loans	24,711	24,711	100.0	5.90
Total Loans Receivable	$16,195,817	$7,955,119	49.1%	4.90%

Marketing of Home Equity Lines of Credit
We actively market home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets and is a meaningful strategy to manage our interest rate risk profile. Increasing our investments in loans with variable rates of interest help to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. We strive to grow the home equity line of credit portfolio through offering competitive rates, marketing efforts and by utilizing partners to attract more home equity line of credit customers. At June 30, 2026, the principal balance of home equity lines of credit (including those in repayment) that are structured to reset with each prime rate adjustment totaled $4.49 billion. Our home equity lending is discussed in the Lending Activities section of this Item 2.
Extending the Duration of Funding Sources
As a complement to our strategies to shorten the duration of our fixed rate interest-earning assets, as described above, we also seek opportunities to lengthen the duration of our interest-bearing funding sources. These efforts include monitoring the relative costs of alternative funding sources such as retail certificates of deposit, brokered certificates of deposit, longer-term (e.g. three years or greater) fixed-rate advances from the FHLB of Cincinnati, and shorter-term (e.g. one or three months) funding, the durations of which are extended by correlated interest rate exchange contracts ("swap"). Funding sources are discussed in more detail within this Item 2 in the sections entitled Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth and Liquidity and Capital Resources. All of our swaps are subject to collateral pledges and require specific structural features to qualify for hedge accounting treatment. Hedge accounting treatment directs that periodic mark-to-market adjustments be recorded in other comprehensive income (loss) in the equity section of the balance sheet, rather than being included in operating results of the income statement. The Association's intent is that any swap to which it may be a party will qualify for hedge accounting treatment.
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
Selling Fixed-Rate Loans in the Secondary Market
We also manage interest rate risk by selectively selling a portion of our long-term, fixed-rate mortgage loans in the secondary market. First mortgage loans (primarily fixed-rate mortgages with terms of 15 years or more, Home Ready and certain loans acquired through our correspondent lending partner) are originated under Fannie Mae guidelines and are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. Certain types of loans (i.e. our Smart Rate adjustable-rate loans, 10-year fixed-rate loans, and first mortgage loans secured by certain property types) are originated under our proprietary underwriting and closing process and are not eligible for sale to Fannie Mae. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions may be limited to loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral. Additionally, sales to private investors are dependent upon favorable market conditions, including motivated buyers, and involve more complicated negotiations and longer settlement timelines.
During the nine months ended June 30, 2026, $260.3 million of agency-compliant, long-term (15 to 30 years), fixed-rate mortgage loans were sold, or committed to be sold, primarily to Fannie Mae on a servicing retained basis. Of these sold or committed loans, $196.2 million were originated as agency-compliant first mortgage loans, $37.1 million were acquired through a correspondent lending partnership, and $27.1 million were originated under Fannie Mae's Home Ready initiative. At

June 30, 2026, loans classified as held for sale totaled $14.5 million, compared to $57.7 million at September 30, 2025. At June 30, 2026, we serviced $2.17 billion of loans we originated or acquired and later sold to investors.
We continue to consider liquidity, interest rate risk and balance sheet management, as well as secondary market pricing, in evaluating the opportunity to sell loans. Loan sales are discussed in more detail within the Liquidity and Capital Resources section of this Item 2.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the memory of the 2008 housing market collapse and financial crisis is a constant reminder to focus on credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit losses. At June 30, 2026, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that are at least 150 days past due, but not later than 180 days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing.
In an effort to limit our credit risk exposure and keep it consistent with the low risk appetite approved by the Board of Directors, the credit eligibility criteria is evaluated to ensure a successful homeowner has the primary source of repayment, followed by a collateral position that allows for a secondary source of repayment, if needed. Products that do not result in an effective mix of repayment ability are not offered. We believe we use stringent, conservative lending standards for underwriting to reduce our credit risk. For first mortgage loans originated during the current quarter, the average credit score was 761 and the average LTV was 69% at origination. Our current delinquency levels reflect the higher credit standards to which we subject all new originations. As of June 30, 2026, loans originated or acquired had a balance of $16.27 billion, of which $43.5 million, or 0.27%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, where a large portion of our historical lending has occurred. At June 30, 2026, approximately 58.8% and 16.3% of the combined total of our residential Core and construction loans were held for investment in Ohio and Florida, respectively, and approximately 21.6% and 20.2% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 26 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010, levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage loans originated in the nine months ended June 30, 2026, 24.7% are secured by properties in states other than Ohio or Florida.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources to Support our Growth. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. At June 30, 2026, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 9.99%. The Association's Tier 1 (leverage) capital ratio at June 30, 2026, included the negative impact of a $65 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2025. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered deposits), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. To attract deposits, we typically offer rates that are competitive with the rates on similar products offered by other financial institutions. At June 30, 2026, deposits totaled $9.99 billion (including $920.5 million of brokered CDs), while borrowings totaled $5.81 billion and borrowers’ advances and servicing escrows totaled $204.4 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.

While our retail deposit customers provide our primary source of funding, we maintain many alternative funding sources. First, we pledge available real estate mortgage loans with the FHLB of Cincinnati and the FRB-Cleveland. At June 30, 2026, the Association had the ability to borrow a maximum of $6.78 billion from the FHLB of Cincinnati and $423.2 million from the FRB-Cleveland Discount Window. At June 30, 2026, our capacity for additional borrowing from the FHLB of Cincinnati was $1.13 billion. Second, we have the ability to purchase overnight Fed Funds up to $445.0 million through various arrangements with other institutions. At June 30, 2026, our capacity to purchase additional Fed Funds was $295.0 million. Third, we invest in high quality marketable securities that exhibit limited market price variability and, to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At June 30, 2026, our investment securities portfolio totaled $482.4 million. Fourth, selling loans in the secondary market is a regular source of liquidity. During the nine months ended June 30, 2026, we sold, or committed to sell $260.3 million in loans primarily to Fannie Mae. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2026 and 2025, cash flows from operations provided $108.9 million and $93.5 million, respectively.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses while balancing those efforts with investments to improve technology and customer experience. Our ratio of annualized non-interest expense to average assets was 1.26% for the nine months ended June 30, 2026, and 1.19% for the nine months ended June 30, 2025. As of June 30, 2026, our average assets per full-time employee and our average deposits per full-time employee were $17.6 million and $10.3 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered CDs) held at our branch offices ($266.4 million per branch office as of June 30, 2026) contributes to our expense management efforts by limiting the overhead costs of serving our customers. During the nine months ended June 30, 2026, we capitalized $7.7 million of development costs related to our conversion to a new core operating system, which reduced compensation and technology expenses recognized in the current year. Following implementation of the core operating system in July 2026, we anticipate compensation and technology expenses will increase. We will continue our efforts to control operating expenses to help offset the risk of margin compression and to support profitable growth of the business.

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
Home equity lines of credit and home equity loans generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. Given the higher risk inherent in home equity loans and lines of credit and our experience during periods of weak housing markets and potential uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans used to aid borrowers in buying a new home before selling their old one, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. We have established an allowance for our unfunded commitments on this portfolio, which is recorded in other liabilities. At June 30, 2026, we had an amortized cost of $4.53 billion in home equity lines of credit, of which $6.1 million, or 0.13%, and $990.9 million in home equity loans outstanding, of which $1.4 million, or 0.15%, were delinquent 90 days or more.
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

The following table sets forth activity for credit losses segregated by product and geographic location for the periods indicated. The majority of our Residential Core and Home Today loan portfolios is secured by properties located in Ohio, and therefore were not segregated by state.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Allowance balance for credit losses on loans (beginning of the period)	$74,900	$70,546	$74,244	$70,002
Charge-offs on real estate loans:
Total Residential Core	63	—	152	18
Total Residential Home Today	4	7	14	15
Home equity lines of credit
Ohio	97	138	207	451
Florida	210	56	522	116
California	7	—	24	18
Other	22	19	86	182
Total home equity lines of credit	336	213	839	767
Home equity loans
Ohio	1	—	29	17
Florida	51	—	97	—
Other	—	—	83	—
Total home equity loans	52	—	209	17
Total charge-offs	455	220	1,214	817
Recoveries on real estate loans:
Residential Core	181	195	570	846
Residential Home Today	390	570	1,269	1,429
Home equity lines of credit	572	389	1,514	1,570
Home equity loans	5	11	44	30
Total recoveries	1,148	1,165	3,397	3,875
Net recoveries	693	945	2,183	3,058
Provision (release) of allowance for credit losses on loans	(2,077)	1,049	(2,911)	(520)
Allowance balance for loans (end of the period)	$73,516	$72,540	$73,516	$72,540

Allowance balance for credit losses on unfunded commitments (beginning of the period)	$29,950	$29,380	$30,116	$27,811
Provision (release) of allowance for credit losses on unfunded loan commitments	(1,423)	451	(1,589)	2,020
Allowance balance for unfunded loan commitments (end of the period)	28,527	29,831	28,527	29,831
Allowance balance for all credit losses (end of the period)	$102,043	$102,371	$102,043	$102,371
Ratios:
Allowance for credit losses on loans to non-accrual loans at end of the period	182.59%	194.72%	182.59%	194.72%
Allowance for credit losses on loans to the total amortized cost in loans at end of the period	0.45%	0.46%	0.45%	0.46%

The following table sets forth additional information with respect to net recoveries by category for the periods indicated rounded to the nearest tenth of a percent.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Net recoveries to average loans outstanding (annualized)
Real estate loans:
Residential Core	0.00%	0.01%	0.00%	0.01%
Residential Home Today	0.01	0.01	0.01	0.01
Home equity lines of credit	0.01	0.00%	0.01	0.01
Home equity loans	0.00	0.00	0.00	0.00
Total net recoveries to average loans outstanding (annualized)	0.02%	0.02%	0.02%	0.03%
We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses. We reported net recoveries in each quarter for the past seven years, primarily due to improvements in the values of properties used to secure loans that were fully or partially charged off after the 2008 collapse of the housing market. Charge-offs are recognized on loans identified as collateral-dependent and subject to individual review when the collateral value does not sufficiently support full repayment of the obligation. Recoveries are recognized on previously charged-off loans as borrowers perform their repayment obligations or as loans with improved collateral positions reach final resolution. During the three months ended June 30, 2026 and June 30, 2025, recoveries exceeded loan charge-offs by $0.7 million and $0.9 million, respectively. During the three months ended June 30, 2026 and June 30, 2025, gross charge-offs were $0.5 million and $0.2 million, respectively. Delinquent loans continue to be evaluated for potential losses and provisions are recorded for the estimate of potential losses of those loans.
During the three months ended June 30, 2026, the total allowance for credit losses decreased to $102.0 million, from $104.9 million at March 31, 2026. The total allowance for credit losses is comprised of the asset portion, which is applied to the loan portfolio and the liability portion, which is applied to off-balance sheet exposures, primarily related to undrawn equity exposures. During the three months ended June 30, 2026, the asset portion of the total allowance decreased to $73.5 million from $74.9 million and the liability portion of the allowance decreased to $28.5 million from $30.0 million. These decreases reflect a net $3.5 million release of provision for credit losses, consisting of a $2.1 million release related to loans and a $1.4 million release related to off-balance sheet exposures.
Because many variables are considered in determining the appropriate level of GVAs, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the GVA. During the three months ended June 30, 2026, management refined the quantitative model for certain long-term fixed-rate home equity loan products, which resulted in a reduction in the allowance for credit losses allocated to the home equity loan portfolio despite continued growth in that portfolio. This reduction was also partially offset by higher growth-related allowance requirements in other loan portfolios.
The amortized cost of the residential Core portfolio increased 1.9%, or $202.8 million, and its total allowance increased 4.7%, or $1.7 million, as of June 30, 2026, compared to March 31, 2026. The amortized cost of the home equity lines of credit portfolio increased 2.9%, or $128.8 million, and its total allowance increased 6.9% to $25.0 million, from $23.4 million at March 31, 2026. The amortized cost of the home equity loans increased 12.2%, or $107.9 million, and its total allowance decreased 29.3% to $12.0 million, from $17.0 million at March 31, 2026. As we are no longer originating loans under our Home Today program, there is an expected net recovery position for this portfolio which was $1.7 million at June 30, 2026 and $2.0 million at March 31, 2026. Under the CECL methodology, the life of loan concept allows for qualitative adjustments for the expected future recoveries of previously charged-off loans, which is driving the allowance balance for the Home Today loans to be negative. Refer to the "Activity in the Allowance for Credit Losses" and "Analysis of the Allowance for Credit Losses" tables in Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information.

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

	June 30, 2026			September 30, 2025
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$38,204	52.0%	65.9%	$39,939	53.8%	69.0%
Residential Home Today	(1,714)	(2.3)	0.2	(2,438)	(3.3)	0.2
Home equity lines of credit	24,989	34.0	27.7	22,069	29.8	25.9
Home equity loans	12,033	16.3	6.1	14,645	19.7	4.8
Construction	4	—	0.1	29	—	0.1
Allowance for credit losses on loans	$73,516	100.0%	100.0%	$74,244	100.0%	100.0%

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

	June 30, 2026		September 30, 2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,270,649		$6,304,128
Florida	1,743,768		1,811,897
Other	2,650,961		2,687,788
Total Residential Core	10,665,378	65.9%	10,803,813	69.0%
Total Residential Home Today	32,856	0.2	35,933	0.2
Home equity lines of credit
Ohio	976,552		902,048
Florida	927,320		872,045
California	765,316		681,709
Other	1,819,990		1,606,996
Total home equity lines of credit	4,489,178	27.7	4,062,798	25.9
Home equity loans
Ohio	206,630		174,984
Florida	175,853		162,395
California	185,561		136,930
Other	415,650		275,239
Total home equity loans	983,694	6.1	749,548	4.8
Construction loans
Ohio	15,628		10,711
Florida	1,660		1,400
Other	—		191
Total construction	17,288	0.1	12,302	0.1
Other loans	7,423	—	8,153	—
Total loans receivable	16,195,817	100.0%	15,672,547	100.0%
Deferred loan expenses, net	72,241		69,943
Loans in process	(12,965)		(4,934)
Allowance for credit losses on loans	(73,516)		(74,244)
Total loans receivable, net	$16,181,577		$15,663,312

The following table provides the amortized cost and an analysis of our real estate loans held for investment disaggregated by refreshed FICO score, year of origination and portfolio at June 30, 2026. FICO scores are updated quarterly as available. The Company treats the FICO score information as demonstrating that underwriting guidelines reduce risk rather than as a credit quality indicator utilized in the evaluation of credit risk. Revolving loans reported at amortized cost include home equity lines of credit currently in their draw period, therefore not by year of origination. Revolving loans converted to term are home equity lines of credit that are in repayment.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2026	2025	2024	2023	2022	Prior			Total
	(Dollars in thousands)
June 30, 2026
Real estate loans:
Residential Core
<680	$20,816	$23,259	$17,179	$56,102	$108,464	$238,398	$—	$—	$464,218
680-740	169,713	80,577	45,495	132,421	272,775	499,340	—	—	1,200,321
741+	822,844	483,163	327,154	1,056,744	2,045,064	4,094,343	—	—	8,829,312
Unknown (1)	2,525	4,735	2,132	6,351	32,636	150,748	—	—	199,127
Total Residential Core	1,015,898	591,734	391,960	1,251,618	2,458,939	4,982,829	—	—	10,692,978
Residential Home Today (2)
<680	—	—	—	—	—	15,652	—	—	15,652
680-740	—	—	—	—	—	5,723	—	—	5,723
741+	—	—	—	—	—	8,813	—	—	8,813
Unknown (1)	—	—	—	—	—	2,223	—	—	2,223
Total Residential Home Today	—	—	—	—	—	32,411	—	—	32,411
Home equity lines of credit
<680	—	—	—	—	—	—	282,237	10,372	292,609
680-740	—	—	—	—	—	—	876,352	10,238	886,590
741+	—	—	—	—	—	—	3,275,138	31,531	3,306,669
Unknown (1)	—	—	—	—	—	—	36,153	5,149	41,302
Total Home equity lines of credit	—	—	—	—	—	—	4,469,880	57,290	4,527,170
Home equity loans
<680	4,727	14,871	14,879	11,013	1,609	1,809	—	—	48,908
680-740	80,261	44,661	42,206	20,277	4,995	3,183	—	—	195,583
741+	306,936	191,463	127,897	70,650	28,867	16,624	—	—	742,437
Unknown (1)	696	339	917	974	362	733	—	—	4,021
Total Home equity loans	392,620	251,334	185,899	102,914	35,833	22,349	—	—	990,949
Construction
680-740	402	—	—	—	—	—	—	—	402
741+	3,011	749	—	—	—	—	—	—	3,760
Total Construction	3,413	749	—	—	—	—	—	—	4,162
Total net real estate loans	$1,411,931	$843,817	$577,859	$1,354,532	$2,494,772	$5,037,589	$4,469,880	$57,290	$16,247,670

(1) Data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal year 2016.

The following table provides amortized cost and an analysis of our real estate loans held for investment by origination LTV, origination year and portfolio at June 30, 2026. Subsequent to origination, LTVs are only updated for our home equity loans and lines of credit and for collateral-dependent residential mortgage loans.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
	By fiscal year of origination
	2026	2025	2024	2023	2022	Prior			Total
	(Dollars in thousands)
June 30, 2026
Real estate loans:
Residential Core
<80%	$432,447	$208,548	$152,201	$423,678	$1,395,518	$2,727,766	$—	$—	$5,340,158
80-89.9%	419,272	272,710	190,649	653,242	883,595	2,064,155	—	—	4,483,623
90-100%	164,179	110,345	49,110	174,698	178,917	188,586	—	—	865,835
>100%	—	—	—	—	—	605	—	—	605
Unknown (1)	—	131	—	—	909	1,717	—	—	2,757
Total Residential Core	1,015,898	591,734	391,960	1,251,618	2,458,939	4,982,829	—	—	10,692,978
Residential Home Today (2)
<80%	—	—	—	—	—	6,714	—	—	6,714
80-89.9%	—	—	—	—	—	10,264	—	—	10,264
90-100%	—	—	—	—	—	15,433	—	—	15,433
Total Residential Home Today	—	—	—	—	—	32,411	—	—	32,411
Home equity lines of credit(3)
<80%	—	—	—	—	—	—	4,229,960	46,957	4,276,917
80-89.9%	—	—	—	—	—	—	236,650	9,649	246,299
90-100%	—	—	—	—	—	—	982	36	1,018
>100%	—	—	—	—	—	—	1,991	121	2,112
Unknown (1)	—	—	—	—	—	—	297	527	824
Total Home equity lines of credit	—	—	—	—	—	—	4,469,880	57,290	4,527,170
Home equity loans
<80%	375,483	243,411	181,617	100,267	34,519	20,014	—	—	955,311
80-89.9%	17,110	7,683	4,282	2,647	1,292	954	—	—	33,968
90-100%	—	—	—	—	—	557	—	—	557
>100%	—	240	—	—	22	824	—	—	1,086
Unknown (1)	27	—	—	—	—	—	—	—	27
Total Home equity loans	392,620	251,334	185,899	102,914	35,833	22,349	—	—	990,949
Construction
<80%	3,043	—	—	—	—	—	—	—	3,043
80-89.9%	370	749	—	—	—	—	—	—	1,119
Total Construction	3,413	749	—	—	—	—	—	—	4,162
Total net real estate loans	$1,411,931	$843,817	$577,859	$1,354,532	$2,494,772	$5,037,589	$4,469,880	$57,290	$16,247,670

(1) Market data necessary for stratification is not readily available.
(2) No new originations of Home Today loans since fiscal year 2016.
(3) Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
At June 30, 2026, the home equity loan portfolio had an unpaid principal balance of $983.7 million, including $20.7 million in bridge loans, and home equity lines of credit had an unpaid principal balance of $4.49 billion of which $57.0 million were in repayment and no longer eligible to be drawn upon.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of home equity loans, home equity lines of credit and bridge loan portfolios as of June 30, 2026. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$2,642,171	$952,054	0.06%	60%	42%
Florida	1,825,771	912,866	0.19	56	46
California	1,664,642	757,886	0.09	58	51
Other (1)	3,917,607	1,809,410	0.16	62	51
Total home equity lines of credit in draw period	10,050,191	4,432,216	0.13	60	47
Home equity lines in repayment	56,962	56,962	0.51	57	30
Home equity loans and bridge loans	983,694	983,694	0.14	57	51
Total	$11,090,847	$5,472,872	0.14%	59%	49%
(1)No other individual state has a committed or drawn balance greater than 10% of our total home equity lending portfolio and 5% of total loan balances.
(2)Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2026. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
The principal balance of home equity lines of credit in the draw period that have a current CLTV over 80% or unknown, based on drawn amount, is $35.0 million, or 0.8% of the total at June 30, 2026. In recognition of the past weakness in the housing market, we continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
At June 30, 2026, 21.2% of the home equity lending portfolio was either in a first lien position (11.1%), in a subordinate (second) lien position behind a first lien that we held (8.2%) or behind a first lien that was held by a loan that we originated, sold and now serviced for others (1.9%). At June 30, 2026, 12.0% of the home equity line of credit portfolio in the draw period were making only the minimum payment on the outstanding line balance. Minimum payments include both a principal and interest component.

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

	Loans Delinquent for
June 30, 2026	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$5,766	$3,595	$9,361
Florida	2,127	3,965	6,092
Other	3,309	3,600	6,909
Total Residential Core	11,202	11,160	22,362
Residential Home Today	875	865	1,740
Home equity lines of credit
Ohio	1,582	599	2,181
Florida	2,752	1,699	4,451
California	1,798	788	2,586
Other	4,664	2,986	7,650
Total Home equity lines of credit	10,796	6,072	16,868
Home equity loans
Ohio	178	337	515
Florida	357	703	1,060
California	187	127	314
Other	402	282	684
Total Home equity loans	1,124	1,449	2,573
Total	$23,997	$19,546	$43,543

	Loans Delinquent for
September 30, 2025	30-89 Days	90 Days or More	Total
Real estate loans:	(Dollars in thousands)
Residential Core
Ohio	$5,046	$3,939	$8,985
Florida	2,578	2,474	5,052
Other	1,725	4,057	5,782
Total Residential Core	9,349	10,470	19,819
Residential Home Today	1,018	560	1,578
Home equity lines of credit
Ohio	1,263	916	2,179
Florida	2,045	1,709	3,754
California	1,228	934	2,162
Other	1,637	1,737	3,374
Total Home equity lines of credit	6,173	5,296	11,469
Home equity loans
Ohio	218	271	489
Florida	266	363	629
California	—	106	106
Other	366	195	561
Total Home equity loans	850	935	1,785
Total	$17,390	$17,261	$34,651

Total loans seriously delinquent (i.e. delinquent 90 days or more) were 0.12% of total net loans at June 30, 2026, and 0.11% at September 30, 2025. The percentage of seriously delinquent residential Core mortgage loans to total net loans remained at 0.07% for both periods. Serious delinquencies increased in the home equity lines of credit portfolio to 0.04% of total net loans at June 30, 2026, from 0.03% at September 30, 2025. Serious delinquencies in the Home Today and home equity loan portfolios as compared to total net loans are not material at June 30, 2026 and September 30, 2025.
Although delinquencies in most portfolios remain at or near historic lows, recent economic trends and elevated interest rates on home equity lines of credit led to an upward trend in delinquencies in that portfolio. Interest rates on home equity lines of credit are tied to the prime rate of interest which remains moderately elevated, despite the three FRS 25 basis point rate cuts in late 2025, resulting in higher and possibly less affordable monthly payments for some borrowers.
Non-Performing Assets
The following table sets forth the amortized costs and categories of our non-performing assets at the dates indicated. There were no construction loans reported as non-accrual at the dates presented.

	June 30, 2026	September 30, 2025
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$22,293	$23,041
Residential Home Today	2,812	3,032
Home equity lines of credit	12,787	11,141
Home equity loans	2,371	1,492
Total non-accrual loans	40,263	38,706
Real estate owned	1,339	1,921
Total non-performing assets	$41,602	$40,627
Ratios:
Total non-accrual loans to total loans	0.25%	0.25%
Total non-accrual loans to total assets	0.22%	0.22%
Total non-performing assets to total assets	0.23%	0.23%
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

	June 30, 2026	September 30, 2025
	(Dollars in thousands)
Non-Accrual Loans	$40,263	$38,706
Accruing Collateral-Dependent Loans	12,380	12,205
Less: Loans Collectively Evaluated	(5,537)	(5,636)
Total Collateral-Dependent loans	$47,106	$45,275

Comparison of Financial Condition at June 30, 2026 and September 30, 2025
Total assets increased $618.7 million, or 3.54%, to $18.08 billion at June 30, 2026, from $17.46 billion at September 30, 2025. This change was mainly the result of increases in loans held for investment and cash and cash equivalents.
Cash and cash equivalents increased $139.5 million, or 32.5%, to $568.9 million at June 30, 2026, from $429.4 million at September 30, 2025 due to normal fluctuations and liquidity management. Cash is managed to maintain the level of liquidity described later in the Liquidity and Capital Resources section.

Investment securities, all of which are classified as available for sale, decreased $38.3 million, or 7.36%, to $482.4 million at June 30, 2026, from $520.7 million at September 30, 2025. The decrease was primarily due to cash flows from security repayments and maturities exceeding purchases during the nine-month period ended June 30, 2026.
Mortgage loans held for sale decreased by $43.2 million, or 74.9%, to $14.5 million at June 30, 2026, from $57.7 million at September 30, 2025, due to lower volumes of loans designated for sale and a reduction in loans committed under forward sale agreements.
Loans held for investment, net of deferred loan fees and allowance for credit losses, increased $518.3 million, or 3.3%, to $16.18 billion at June 30, 2026, from $15.66 billion at September 30, 2025. During the nine months ended June 30, 2026, the home equity loans and lines of credit portfolio increased $660.5 million and residential core mortgage loans decreased $138.4 million.
The changes in loans held for investment were affected by the volume of loans originated, acquired and sold. During the nine months ended June 30, 2026, total first mortgage loan originations and acquisitions were $1.18 billion compared to $760.2 million for the nine months ended June 30, 2025. Of total residential mortgage loans originated and acquired during the current period, $988.7 million (83.5%) were purchase mortgage transactions and $133.5 million (11.3%) were adjustable-rate loans. Commitments originated for home equity loans and lines of credit were $1.70 billion for the nine-month period ended June 30, 2026, compared to $1.87 billion for the nine-month period ended June 30, 2025. Refer to Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information.
Federal Home Loan Bank stock increased $32.7 million, or 13.89% to $268.1 million at June 30, 2026, from $235.4 million at September 30, 2025. FHLB stock ownership requirements, established by the FHLB, dictate the minimum amount of stock owned at any given time.
Premises, equipment and software, net, increased $5.6 million, or 14.00% to $45.6 million at June 30, 2026 from $40.0 million at September 30, 2025, due to increased software acquisitions.
Other assets decreased $1.5 million, or 1.3%, to $110.2 million at June 30, 2026, from $111.7 million at September 30, 2025. The decrease was primarily the result of an $8.9 million decrease in the deferred tax asset, partially offset by a $7.4 million increase in prepaid expenses and other assets.
Deposits decreased $454.6 million, or 4.4%, to $9.99 billion at June 30, 2026, from $10.45 billion at September 30, 2025. The decrease in deposits included a $1.19 billion decrease in the CD portfolio and a $29.7 million decrease in money market accounts, partially offset by a $752.0 million increase in savings accounts, and an $4.8 million increase in checking accounts. The maturity of CDs that convert to tiered-interest savings accounts at maturity primarily led to the movement between the CD and savings account portfolios between the periods compared. In addition, CD balances declined as a result of the competitive deposit pricing environment and the Company's strategic focus on managing funding costs at the risk of increasing customer attrition. At June 30, 2026, brokered CDs totaled $920.5 million and included $600.0 million of three-month certificates of deposit accounts aligned with pay-fixed interest rate swap contracts. Based on FDIC insurance limits by ownership structure, uninsured deposits were $398.5 million and $387.3 million at June 30, 2026 and September 30, 2025, respectively.
Borrowed funds increased $940.7 million, or 19.32%, to $5.81 billion at June 30, 2026, from $4.87 billion at September 30, 2025. The total balance of borrowed funds at June 30, 2026, consisted of $1.25 billion of long-term advances with a weighted average maturity of approximately 1.5 years, $3.05 billion of one- to three-month advances, aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 2.6 years, and overnight borrowings of $1.34 billion, all from the FHLB, and $150 million of federal funds purchased.
Borrowers' advances for insurance and taxes increased $46.6 million to $159.7 million at June 30, 2026, from $113.2 million at September 30, 2025. This change primarily reflects the cyclical nature of real estate tax payments that have been collected from borrowers and are in the process of being remitted to various taxing agencies.
Servicing escrows increased $14.4 million to $44.7 million at June 30, 2026, from $30.3 million at September 30, 2025. The change is primarily due to the timing of tax and insurance collections relative to disbursements, resulting in higher escrow funds held at period end.
Total shareholders’ equity increased $63.5 million, or 3.4%, to $1.96 billion at June 30, 2026, from $1.89 billion at September 30, 2025. The increase reflects $76.1 million of net income, reduced by dividends of $45.2 million. Other changes include a $29.8 million increase in accumulated other comprehensive income, primarily related to a net increase in unrealized gains on swap contracts, a positive net adjustment of $7.8 million related to stock compensation and employee stock ownership plans and $5.0 million of stock repurchases. During the nine months ended June 30, 2026, a total of 355,241 shares of our common stock were repurchased at an average cost of 14.07 per share. The Company's eighth stock repurchase program allows for a total of 10,000,000 shares to be repurchased, with 4,588,845 shares remaining to be repurchased at June 30, 2026. As a result of a mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns approximately 81.0% of the outstanding stock of the Company, was able to waive the receipt of its share of the dividend paid. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025
Average Balances and Yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$381,320	$3,459	3.63%	$388,694	$4,354	4.48%
Investment securities	26,013	298	4.58	54,074	550	4.07
Mortgage-backed securities	443,351	3,886	3.51	474,245	4,266	3.60
Loans (2)	16,018,277	190,048	4.75	15,476,380	177,493	4.59
Federal Home Loan Bank stock	252,243	4,421	7.01	221,693	4,744	8.56
Total interest-earning assets	17,121,204	202,112	4.72	16,615,086	191,407	4.61
Noninterest-earning assets	518,146			548,257
Total assets	$17,639,350			$17,163,343
Interest-bearing liabilities:
Checking accounts	$787,158	19	0.01	$810,566	88	0.04
Savings accounts	1,871,979	8,745	1.87	1,260,067	3,373	1.07
Certificates of deposit	7,421,813	63,788	3.44	8,311,629	73,342	3.53
Borrowed funds	5,320,453	48,182	3.62	4,595,818	39,610	3.45
Total interest-bearing liabilities	15,401,403	120,734	3.14	14,978,080	116,413	3.11
Noninterest-bearing liabilities	279,674			270,184
Total liabilities	15,681,077			15,248,264
Shareholders’ equity	1,958,273			1,915,079
Total liabilities and shareholders’ equity	$17,639,350			$17,163,343
Net interest income		$81,378			$74,994
Interest rate spread (1)(3)			1.58%			1.50%
Net interest-earning assets (4)	$1,719,801			$1,637,006
Net interest margin (1)(5)		1.90%			1.81%
Average interest-earning assets to average interest-bearing liabilities	111.17%			110.93%
Selected performance ratios:
Return on average assets (1)		0.69%			0.50%
Return on average equity (1)		6.24%			4.49%
Average equity to average assets		11.10%			11.16%
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

General. Net income increased $9.0 million, or 41.9%, to $30.5 million for the quarter ended June 30, 2026, from $21.5 million for the quarter ended June 30, 2025. The increase in net income was primarily attributable to an increase in net interest income and a release of provision for credit losses, partially offset by an increase in non-interest expense.

Interest and Dividend Income. Interest and dividend income increased $10.7 million, or 5.6%, to $202.1 million during the current quarter, compared to $191.4 million during the same quarter of the prior year. The increase in interest and dividend income was primarily the result of an increase in interest income on loans, offset by decreases in income earned on other interest earning assets, mortgage-backed securities available for sale and FHLB stock.
Interest income on loans increased $12.5 million, or 7.0%, to $190.0 million during the current quarter, compared to $177.5 million for the same quarter of the prior year. This change was primarily attributed to a 16 basis point increase in the average yield on loans for the quarter ended June 30, 2026, to 4.75%, compared to 4.59% for the same quarter of the prior year. It was also attributed to a 3.5%, or $541.9 million, increase in the average balance of loans to $16.02 billion for the quarter ended June 30, 2026, compared to $15.48 billion during the same quarter of the prior year, as new loan production exceeded principal repayments and loan sales.
Interest Expense. Interest expense increased $4.3 million, or 3.7%, to $120.7 million during the current quarter, compared to $116.4 million for the quarter ended June 30, 2025. The increase was mainly due to higher interest expense on savings and borrowed funds, partially offset by lower interest expense on certificates of deposit.
Interest expense on CDs, net of related interest rate swap contracts, decreased $9.5 million, or 13.0%, to $63.8 million during the current quarter, compared to $73.3 million for the quarter ended June 30, 2025. The decrease was primarily attributed to a $889.8 million, or 10.7%, decrease in the average balance of CDs to $7.42 billion during the current quarter, from $8.31 billion during the same quarter of the prior year, as well as a 9 basis point decrease in the average rate paid on CDs, to 3.44% for the current quarter, from 3.53% for the same quarter of the prior year.
Interest expense on savings accounts increased by $5.3 million to $8.7 million during the quarter ended June 30, 2026, compared to $3.4 million for the quarter ended June 30, 2025. The increase was attributed to an 80 basis point increase in the average rate paid on savings accounts, to 1.87% during the current quarter, when compared to the quarter ended June 30, 2025, and a $611.9 million, or 48.6%, increase in the average balance of savings accounts to $1.87 billion for the quarter ended June 30, 2026.
Interest expense on borrowed funds, net of related interest rate swap contracts, increased $8.6 million, or 21.7%, to $48.2 million during the current quarter, compared to $39.6 million for the quarter ended June 30, 2025. This increase was attributed to an increase in the average balance of borrowed funds of $724.6 million, or 15.8%, to $5.32 billion during the current quarter from an average balance of $4.60 billion during the same quarter of the prior year, as well as a 17 basis point increase in the average rate paid on borrowed funds, to 3.62% during the current quarter, when compared to the quarter ended June 30, 2025. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $6.4 million to $81.4 million during the current quarter, compared to $75.0 million for the quarter ended June 30, 2025. The increase was primarily due to an increase in average balance and yield of interest-earning assets, partially offset by an increase in the average balance and weighted average rate paid on interest-bearing liabilities.
Average interest-earning assets during the current quarter increased $506.1 million, or 3.0%, to $17.12 billion, when compared to the quarter ended June 30, 2025. The increase in average interest-earning assets was attributed primarily to an increase in the average balance of loans, offset by a decrease in the average balance of investment securities. The yield on interest-earning assets increased 11 basis points to 4.72% from 4.61%. The average balance of interest-bearing liabilities increased $423.3 million, or 2.8%, to $15.40 billion, primarily due to increases in the average balances of savings and borrowed funds, offset by a decrease in the average balance of CDs. The cost on interest-bearing liabilities increased 3 basis points to 3.14% from 3.11%.
The interest rate spread increased 8 basis points to 1.58%, compared to 1.50% during the same quarter last year. The net interest margin increased 9 basis points to 1.90% in the current quarter compared to 1.81% for the same quarter last year. Refer to Controlling Our Interest Rate Risk Exposure of the Overview section for further discussion.
Provision (Release) for Credit Losses. We recorded a $3.5 million release to the allowance for credit losses on loans and off-balance sheet exposures during the quarter ended June 30, 2026, compared to a provision of $1.5 million during the quarter ended June 30, 2025. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. The release of provision was driven by a decrease in reserve requirement for longer-term, fixed-rate home equity loans. During the quarter ended June 30, 2026, we recorded net recoveries of $0.7 million compared to net recoveries of $0.9 million for the quarter ended June 30, 2025. Refer to the Lending Activities section of Item 2. and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $0.9 million, or 12.8%, to $7.9 million during the current quarter, compared to $7.0 million for the quarter ended June 30, 2025, primarily due to increases of $0.7 million in death benefits from BOLI and $0.3 million in loan fees and service charges.
Non-Interest Expense. Non-interest expense increased $0.9 million, or 1.7%, to $54.1 million during the current quarter, compared to $53.2 million for the quarter ended June 30, 2025. The increase primarily consisted of a $0.7 million increase in salaries and employee benefits, a $0.7 million increase in office property and equipment and a $1.3 million increase in other operating expenses, partially offset by a $1.7 million decrease in marketing expense.
Income Tax Expense. The provision for income taxes increased $2.3 million to $8.1 million during the current quarter, compared to $5.8 million for the quarter ended June 30, 2025, reflecting the higher level of pre-tax income during the more recent period. The provision for the current quarter included $7.3 million of federal income tax provision and $0.8 million of state income tax expense. The provision for the quarter ended June 30, 2025, included $5.2 million of federal income tax provision and $0.6 million of state income tax expense. Our effective federal tax rate was 19.2% and 19.6% during the quarters ended June 30, 2026 and June 30, 2025, respectively.

Comparison of Operating Results for the Nine Months Ended June 30, 2026 and 2025
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but only cash payments received on those loans during the period presented are reflected in the yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Nine Months Ended			Nine Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$386,131	$10,847	3.75%	$409,905	$13,881	4.52%
Investment securities	16,675	503	4.02	56,121	1,776	4.22
Mortgage-backed securities	452,540	11,907	3.51	465,065	12,250	3.51
Loans (2)	15,870,617	558,509	4.69	15,384,513	521,151	4.52
Federal Home Loan Bank stock	241,612	13,587	7.50	222,495	15,069	9.03
Total interest-earning assets	16,967,575	595,353	4.68	16,538,099	564,127	4.55
Noninterest-earning assets	529,758			535,725
Total assets	$17,497,333			$17,073,824
Interest-bearing liabilities:
Checking accounts	$789,992	128	0.02	$819,669	267	0.04
Savings accounts	1,609,632	19,553	1.62	1,256,348	9,448	1.00
Certificates of deposit	7,844,013	205,866	3.50	8,220,860	220,409	3.57
Borrowed funds	5,049,654	134,942	3.56	4,597,155	118,632	3.44
Total interest-bearing liabilities	15,293,291	360,489	3.14	14,894,032	348,756	3.12
Noninterest-bearing liabilities	268,131			259,142
Total liabilities	15,561,422			15,153,174
Shareholders’ equity	1,935,911			1,920,650
Total liabilities and shareholders’ equity	$17,497,333			$17,073,824
Net interest income		$234,864			$215,371
Interest rate spread (1)(3)			1.54%			1.43%
Net interest-earning assets (4)	$1,674,284			$1,644,067
Net interest margin (1)(5)		1.85%			1.74%
Average interest-earning assets to average interest-bearing liabilities	110.95%			111.04%
Selected performance ratios:
Return on average assets (1)		0.58%			0.51%
Return on average equity (1)		5.24%			4.51%
Average equity to average assets		11.06%			11.25%
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

General. Net income increased $11.1 million to $76.1 million for the nine months ended June 30, 2026, compared to $65.0 million for the nine months ended June 30, 2025. The increase in net income was primarily driven by an increase in net interest income and a decrease in the provision for credit losses, partially offset by an increase in non-interest expense.
Interest and Dividend Income. Interest and dividend income increased $31.3 million, or 5.5%, to $595.4 million during the nine months ended June 30, 2026, compared to $564.1 million during the same nine months in the prior year. The increase in interest and dividend income resulted mainly from an increase in interest income on loans, partially offset by decreases in income earned on FHLB stock, investment securities and other interest-bearing cash equivalents.
Interest income on loans increased $37.3 million, or 7.2%, to $558.5 million for the nine months ended June 30, 2026, compared to $521.2 million for the nine months ended June 30, 2025. This increase was attributed mainly to a 17 basis point increase in the average yield on loans to 4.69% for the nine months ended June 30, 2026, from 4.52% for the same nine months in the prior fiscal year. Adding to the increase was a $486.1 million increase in the average balance of loans to $15.87 billion for the current nine months, compared to $15.38 billion for the prior fiscal year period as new loan production exceeded repayments and loan sales during the current fiscal year.
Interest Expense. Interest expense increased $11.7 million, or 3.4%, to $360.5 million during the current nine months, compared to $348.8 million during the nine months ended June 30, 2025. This increase mainly resulted from an increase in the average rate paid and balance of borrowed funds and savings accounts, partially offset by a decrease in the average rate paid on CDs and a decrease in CD balances.
Interest expense on CDs, net of related interest rate swap contracts, decreased $14.5 million, or 6.6%, to $205.9 million during the nine months ended June 30, 2026, compared to $220.4 million during the nine months ended June 30, 2025. The decrease was attributed primarily to a $376.9 million, or 4.6%, decrease in the average balance of CDs to $7.84 billion, from $8.22 billion during the same nine months of the prior fiscal year. In addition, there was a 7 basis point decrease in the average rate paid on CDs to 3.50% during the current nine months from 3.57% during the same nine months last fiscal year.
Interest expense on savings accounts increased $10.2 million to $19.6 million during the nine months ended June 30, 2026, compared to interest expense of $9.4 million for the nine-month period ended June 30, 2025. The increase was attributed primarily to a $353.3 million, or 28%, increase in the average balance of savings accounts. In addition, there was a 62 basis point increase in the average rate paid on savings accounts to 1.62% during the current nine months, from 1.00% during the prior nine months ended June 30, 2025.
Interest expense on borrowed funds, net of related interest rate swap contracts, increased $16.3 million, or 13.7%, to $134.9 million during the nine months ended June 30, 2026, from $118.6 million during the nine months ended June 30, 2025. The increase was primarily the result of an increase of $452.5 million in the average balance of borrowed funds to $5.05 billion for the nine months ended June 30, 2026, compared to $4.60 billion for the same period of the prior fiscal year. There was a 12 basis point increase in the average rate paid for these funds to 3.56%, from 3.44% for the nine months ended June 30, 2026 and June 30, 2025, respectively. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $19.5 million, or 9.1%, to $234.9 million during the nine months ended June 30, 2026, from $215.4 million during the nine months ended June 30, 2025. The yield on interest-earning assets, primarily loans, increased by 13 basis points to 4.68% from 4.55% compared to the prior-year period, as lower-rate residential mortgages were replaced with higher-yielding mortgage loans and home equity products. The cost of interest-bearing liabilities increased 2 basis points. As a result, the interest rate spread improved to 1.54% for the nine months ended June 30, 2026, compared to 1.43% for the nine months ended June 30, 2025, and the net interest margin increased to 1.85% from 1.74% over the same period.
Average interest-earning assets increased during the current nine months by $429.5 million to $16.97 billion when compared to $16.54 billion for the nine months ended June 30, 2025. The increase in average assets was attributed primarily to a $486.1 million increase in the average balance of our loans, along with a $19.1 million increase in the average balance of FHLB stock, partially offset by a $39.4 million decrease in the average balance of investment securities and a $23.8 million decrease in the average balance of interest-bearing cash equivalents. Average interest-bearing liabilities increased $399.3 million to $15.29 billion, compared to $14.89 billion for the prior-year period primarily driven by increased average balances of borrowed funds and savings accounts, partially offset by a decrease in the average balance of CDs.
Provision (Release) for Credit Losses. We recorded a release for credit losses on loans and off-balance sheet exposures of $4.5 million during the nine months ended June 30, 2026, and a $1.5 million provision for credit losses during the nine months ended June 30, 2025. In the current nine months, we recorded net recoveries of $2.2 million, as compared to net recoveries of $3.1 million for the nine months ended June 30, 2025. Credit loss provisions (releases) are recorded with the objective of aligning our allowance for credit loss balances with our current estimates of loss in the portfolio. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for credit losses previously provided. Refer to the Lending Activities section of the Overview and Note 4. LOANS AND ALLOWANCES FOR CREDIT LOSSES of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion.
Non-Interest Income. Non-interest income increased $2.8 million, or 14%, to $23.4 million during the nine months ended June 30, 2026, compared to $20.6 million during the nine months ended June 30, 2025. The increase was primarily due to increases of $0.9 million in loan fees and service charges and $1.9 million in net gain on the sale of loans. During the nine months ended June 30, 2026 and 2025, there were $260.3 million and $210.6 million of loans sold with net gains on the sale of loans totaling $4.9 million and $3.0 million, respectively.
Non-Interest Expense. Non-interest expense increased $13.5 million, or 9%, to $165.7 million during the nine months ended June 30, 2026, compared to $152.2 million during the nine months ended June 30, 2025. This increase was driven by a $7.2 million increase in salaries and employee benefits, a $4.7 million increase in other operating expenses, and a $2.0 million increase in office property and equipment, partially offset by a $0.5 million decrease in federal insurance premiums. The increase in salaries and benefits was mainly the result of a one-time discretionary bonus provided to all associates in December 2025, totaling $2.2 million, as well as higher staffing levels and stock-based compensation expenses, partially offset by an increase in capitalized payroll costs related to the implementation of a new core banking system.
Income Tax Expense. The provision for income taxes increased $3.7 million to $21.0 million during the nine months ended June 30, 2026, from $17.3 million for the nine months ended June 30, 2025, reflecting the higher level of pre-tax income during the more recent periods. The provision for the current nine months included $18.6 million of federal income tax provision and $2.4 million of state income tax provision. The provision for the nine months ended June 30, 2025, included $15.7 million of federal income tax provision and $1.6 million of state income tax provision. Our effective federal tax rate was 19.6% during the nine months ended June 30, 2026, and 19.5% during the nine months ended June 30, 2025.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of the average cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total average interest-earning assets). For the three months ended June 30, 2026, our liquidity ratio averaged 5.42%. We had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2026.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, scheduled liability maturities and the objectives of our asset/liability management program. Excess liquidity is generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent upon our operating, financing, lending and investing activities during any given period. At June 30, 2026, cash and cash equivalents totaled $568.9 million, which represented an increase of 32.5% from $429.4 million at September 30, 2025.
Investment securities classified as available-for-sale, all of which are government guaranteed, provide additional sources of liquidity, totaled $482.4 million at June 30, 2026.

During the nine-month period ended June 30, 2026, we settled $246.0 million of loan sales and had commitments to sell $22.2 million of mortgage loans to Fannie Mae at June 30, 2026.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our CONSOLIDATED STATEMENTS OF CASH FLOWS.
At June 30, 2026, we had $412.6 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $5.62 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of June 30, 2026, totaled $5.56 billion, or 55.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before June 30, 2027. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating and acquiring residential mortgage loans, originating home equity loans and lines of credit and purchasing investment securities. During the nine months ended June 30, 2026, we originated $1.18 billion of residential mortgage loans and $1.70 billion of commitments for home equity loans and lines of credit, while during the nine months ended June 30, 2025, we originated $760.2 million of residential mortgage loans and $1.87 billion of commitments for home equity loans and lines of credit. We purchased $114.7 million of securities during the nine months ended June 30, 2026, and $141.7 million during the nine months ended June 30, 2025. Also, during the nine months ended June 30, 2026 and June 30, 2025, we acquired $215.1 million and $282.5 million of long-term, residential mortgage loans, respectively.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances, including any collateral requirements related to interest rate swap agreements and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $454.6 million during the nine months ended June 30, 2026, compared to a net increase of $146.4 million during the nine months ended June 30, 2025. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the nine months ended June 30, 2026, there was a $18.4 million increase in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $920.5 million at June 30, 2026. Principal and interest owed on loans serviced for others experienced a net increase of $14.4 million to $44.7 million during the nine months ended June 30, 2026, compared to a net increase of $1.5 million to $30.2 million during the nine months ended June 30, 2025. During the nine months ended June 30, 2026, we increased our total borrowings by $940.7 million primarily to fund loan growth. During the nine months ended June 30, 2025, our total borrowings increased by $90.1 million.
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
At June 30, 2026, we had $5.65 billion of FHLB of Cincinnati advances, $150.0 million outstanding borrowings in the form of Fed Funds, and no outstanding borrowings from the FRB-Cleveland Discount Window. During the nine months ended June 30, 2026, we had average outstanding advances from the FHLB of Cincinnati of $5.05 billion, as compared to average outstanding advances of $4.60 billion during the nine months ended June 30, 2025. Refer to the Extending the Duration of Funding Sources section of the Overview for further discussion.
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

The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the standard minimum capital requirements. At June 30, 2026, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of June 30, 2026, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands). Capital remains a source of financial strength for the Association and the Company. Preserving capital to levels in excess of regulatory minimums is a priority for the Association and the Company, especially given the uncertainty and pressures of the current economic environment. The Association intends to maintain minimum capital ratios to exceed total capital to risk-weighted assets of 13.0%, tier 1 (leverage) capital to net average assets of 9.0%, and tier 1 capital to risk-weighted assets of 11.0%.

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,862,507	16.65%	$1,118,920	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,760,464	9.99%	881,197	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,760,464	15.73%	895,136	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,760,464	15.73%	727,298	6.50%
The capital ratios of the Company as of June 30, 2026, are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,991,405	17.79%
Tier 1 (Leverage) Capital to Net Average Assets	1,889,362	10.72%
Tier 1 Capital to Risk-Weighted Assets	1,889,362	16.88%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,889,362	16.88%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2025, the Company received a $65 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its CONSOLIDATED STATEMENTS OF CONDITION but reduced the Association's reported capital ratios. At June 30, 2026, the Company had, in the form of cash and a demand loan from the Association, $137.1 million of funds readily available to support its stand-alone operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
General. The Company's most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits and advances from the FHLB of Cincinnati. As a result, a fundamental component of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established risk parameter limits deemed appropriate given our business strategy, operating environment, capital, liquidity and performance objectives. Additionally, our Board of Directors has authorized the formation of an Asset/Liability Management Committee comprised of key operating personnel, which is responsible for managing this risk in a manner that is consistent with the tolerance limits approved by the Board of Directors. Further, the Board has established the Director's Risk Committee, which, among other responsibilities, conducts regular oversight and review of the guidelines, policies and deliberations of the Asset/Liability Management Committee. We manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. Refer to the Overview section of Item 2 for additional discussion on how we manage interest rate risk.
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
Net Interest Income. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s NII). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates, and the implied forward yield curve as of the market date for assumptions related to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation. The Company and Association use a "shocked" assumption in preparing the NII sensitivity simulation estimates for use in its public disclosure. The "shocked" assumption calculates NII sensitivity in the event that the market interest rates used in the simulation were instantly adjusted.
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
The following table presents the estimated changes in the Company’s and Association's EVE and NII at June 30, 2026, that would result from the indicated changes in the United States Treasury yield curve and other relevant market interest rates.

TFS Financial Corporation
Change in Interest Rates (basis points)	Estimated EVE (1)		Estimated NII (2)
	Amount	Percentage Change	Amount	Percentage Change
	(Dollars in thousands)
+200	$1,337,169	(23.96)%	$399,155	8.62%
+100	1,558,432	(11.37)%	384,339	4.59%
0	1,758,454	—%	367,489	—%
-100	1,888,903	7.42%	345,666	(5.94)%
-200	1,928,668	9.68%	319,698	(13.00)%

Third Federal Savings and Loan Association
Change in Interest Rates (basis points)	Estimated EVE (1)		Estimated NII (2)
	Amount	Percentage Change	Amount	Percentage Change
	(Dollars in Thousands)
+200	$1,169,791	(26.48)%	$389,516	7.81%
+100	1,391,054	(12.57)%	376,433	4.19%
0	1,591,076	—%	361,304	—%
-100	1,721,525	8.20%	341,191	(5.57)%
-200	1,761,290	10.70%	316,921	(12.28)%
(1)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Estimated EVE assumes an instantaneous uniform change in interest rates at all maturities.
(2)Estimated NII is calculated for the prospective 12 months ending June 30, 2027, in the event that market interest rates used in the simulation were adjusted instantaneously (termed a "shocked" format) during the 12 month measurement period to an aggregate increase as indicated in the Change in Interest Rates column.
The tables above indicate that at June 30, 2026, in the event of an increase of 200 basis points in interest rates, the Company and Association would experience a 23.96% and 26.48% decrease in EVE, respectively. In the event of a 100 basis point decrease in interest rates, the Company and Association would experience an 7.42% and 8.20% increase in EVE, respectively.

The following tables are based on the calculations contained in the previous tables, and set forth the change in the EVE at a +200 basis point rate of shock at June 30, 2026, with comparative information as of September 30, 2025. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

TFS Financial Corporation
Risk Measure (+200 Basis Points Rate Shock)	At June 30, 2026	At September 30, 2025
Pre-Shock EVE	$1,758,454	$1,560,859
Post-Shock EVE	$1,337,169	$1,227,595
Amount Change in EVE	$(421,285)	$(333,264)
Percentage Change in EVE	(23.96)%	(21.35)%

Third Federal Savings and Loan Association
Risk Measure (+200 Basis Points Rate Shock)	At June 30, 2026	At September 30, 2025
Pre-Shock EVE	$1,591,076	$1,410,325
Post-Shock EVE	$1,169,791	$1,077,257
Amount Change in EVE	$(421,285)	$(333,068)
Percentage Change in EVE	(26.48)%	(23.62)%
Accordingly, although the EVE presented in the tables above provides an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. While our core business activities seek to improve our interest rate risk profile through the origination of Smart Rate (adjustable) loans, home equity lines of credit (adjustable) and fixed-rate loans funded by retail deposits and borrowings from the FHLB, the combined impact of changes in market conditions and balance sheet composition resulted in a deterioration of upside +200 shock valuation sensitivity of 2.61 and 2.86 percentage points at June 30, 2026, when compared to the measures at September 30, 2025, for the Company and Association, respectively. While our core business activities, as described at the beginning of this paragraph, are generally intended to manage the interest rate risk inherent in our balance sheet, the actual impact is determined by a number of factors, including the pace of mortgage asset additions (reductions) to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition (reduction) of longer duration funding sources.
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

Part II — Other Information

Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management as of June 30, 2026, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Item 1A. Risk Factors
During the quarter ended June 30, 2026, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 25, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)The following table summarizes our stock repurchase activity during the quarter ended June 30, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans

Period
April 1, 2026 through April 30, 2026	40,045	$14.71	40,045	4,615,845
May 1, 2026 through May 31, 2026	24,000	15.33	24,000	4,591,845
June 1, 2026 through June 30, 2026	3,000	15.87	3,000	4,588,845
	67,045	$14.98	67,045

(1)On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock, and repurchases began on January 6, 2017. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. At June 30, 2026, 4,588,845 shares of outstanding common stock remain to be repurchased. This program has no expiration date.
At the July 7, 2026, special meeting of members of Third Federal Savings, MHC (the “MHC”), the mutual holding company of TFS Financial Corporation (the “Company”), the members of the MHC (depositors and certain loan customers of Third Federal Savings and Loan Association of Cleveland) voted to approve the MHC’s proposed waiver of dividends, aggregating up to $1.27 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 7, 2027). The members approved the waiver by casting 59% of the total eligible votes. Of the votes cast, 97% were in favor of the proposal. The MHC is the 81% majority shareholder of the Company.
Following the receipt of the members’ approval at the July 7, 2026 special meeting, the MHC filed a notice with, and subsequently received the non-objection from, the Federal Reserve Bank of Cleveland for the proposed dividend waiver.
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
During the quarter ended June 30, 2026, the following trading plan, intended to satisfy the affirmative defense of Rule 10b5-1, was terminated and no trading plans were adopted:

Name	Title	Date Plan Adopted/Terminated (1)	Duration of Plan		Number of Shares of Company's Common Stock to be Purchased, Exercised, or Sold (2)
Daniel F. Weir	Director	Terminated May 14, 2026	February 5, 2026 through May 28, 2026	112	Purchase up to 28,000 shares
(1) Trading Plans may terminate on an earlier date if all contemplated transactions are completed, upon termination by broker or holder of the Trading Plan, or as otherwise provided in the Trading Plan.
(2) Subject to certain conditions set forth in the Trading Plan.

Item 6. Exhibits

3.1	Amendment and Restated Bylaws of TFS Financial Corporation (as amended on Form 8-K filed on May 28, 2026; Exhibit 3 therein)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on August 6, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Interactive datafile	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Interactive datafile	Cover Page Interactive Datafile (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated:	August 6, 2026	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	August 6, 2026	/s/ Meredith S. Weil
Meredith S. Weil
Chief Financial Officer